Form 10-Q
period 1996-09-30
PRENTISS PROPERTIES TRUST/MD
filed 1996-11-27
CIK 1011699

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                   FORM 10-Q



                 Quarterly Report under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                                  ___________



For the Quarter Ended September 30, 1996         Commission File Number  1-14516


                           PRENTISS PROPERTIES TRUST
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



          MARYLAND                                     75-2661588
(State or Other Jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                       Identification No.)



         3890 West Northwest Highway, Suite 400, Dallas, Texas  75220
             (Address of Registrant's Principal Executive Office)


                                (214) 654-0886
             (Registrant's Telephone Number, Including Area Code)



          Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (ii) has been subject to such filing requirements for the past 90 days.

                         Yes         No   X
                             -----      -----

          The registrant became subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 on October 16, 1996.

          The number of Common shares, $.01 par value, outstanding as of November 27, 1996, was 20,279,897.

                           PRENTISS PROPERTIES TRUST


                                     INDEX

                                                                          PAGE NUMBER
                                                                          -----------
PART I:        FINANCIAL INFORMATION

               Item 1.  Financial Statements

               PRENTISS PROPERTIES TRUST

                        Balance Sheet -- September 30, 1996 (unaudited)           3

                        Notes to Balance Sheet                                    4

                        Pro forma Combined Balance Sheet --
                        September 30, 1996 (unaudited)                            6

                        Pro forma Combined Statements of Income for
                        the Nine Months Ended September 30, 1996 and 1995
                        (unaudited)                                               7

               PREDECESSOR COMPANY

                        Combined Balance Sheets -- September 30,
                        1996 (unaudited) and December 31, 1995                    8

                        Combined Statements of Income for the
                        Three and Nine Months Ended September 30, 1996
                        and 1995 (unaudited)                                      9

                        Combined Statements of Cash Flows for the
                        Nine Months Ended September 30, 1996 and 1995
                        (unaudited)                                              10

                        Notes to Combined Financial Statements                   11


               Item 2.  Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                   12-15

PART II:       OTHER INFORMATION

               Item 1.  Legal Proceedings                                        16
               Item 2.  Changes in Securities                                    16
               Item 3.  Defaults Upon Mortgages and Notes Payable                16
               Item 4.  Submission of Matters to a Vote of Security Holders      16
               Item 5.  Other Information                                        16
               Item 6.  Exhibits and Reports on Form 8-K                         16

SIGNATURE                                                                        17

                           PRENTISS PROPERTIES TRUST

                                 BALANCE SHEET

                              September 30, 1996
                            (dollars in thousands)


                                    ASSETS

Cash.............................................................     $  1
                                                                      ----

                                                                      $  1
                                                                      ====


                     LIABILITIES AND SHAREHOLDERS' EQUITY

Commitments and contingencies (Note 2)
Common shares, $.01 par value, 100,000 shares authorized,
 1,000 issued and outstanding....................................     $ --
Additional paid-in capital.......................................        1
                                                                      ----

                                                                      $  1
                                                                      ====

   The accompanying notes are an integral part of this financial statement.

                           PRENTISS PROPERTIES TRUST
                            NOTES TO BALANCE SHEET
                 (dollars in thousands, except per share data)


1.   ORGANIZATION:

     Prentiss Properties Trust (the "Company"), was organized under the laws of the state of Maryland on July 12, 1996 with $1 capitalization. The Company intends to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code commencing with its taxable year ended December 31, 1996. The Company acquired a sole general partnership interest in Prentiss Properties Acquisition Partners, L.P. (the "Operating Partnership") through the Company's wholly-owned subsidiary Prentiss Properties I, Inc., a Delaware corporation, and will own an approximate 86.2% limited partnership interest in the Operating Partnership directly.

     The Company has been formed to succeed to substantially all of the interests of Prentiss Properties Limited, Inc. ("PPL") and its affiliates in (i) a portfolio of office and industrial properties and (ii) the national acquisition, property management, leasing, development and construction businesses of PPL and its affiliates (the "Prentiss Group"). The acquisition, property management, leasing, development and construction businesses will be carried out by the Operating Partnership and the Company's majority-owned affiliates, (the "Manager").

2.   FORMATION TRANSACTIONS:

   The Offering

     As of October 22, 1996, the Company completed an initial public offering of 16,000,000 common shares and an additional 2,400,000 common shares were issued by the Company on November 1, 1996 upon exercise of the underwriter's over-allotment option at a price per share of $20.00 (the "Offering"). The Company used $88,804 (inclusive of estimated transfer costs) of the net proceeds of the Offering to purchase certain limited partners' interests in the Operating Partnership and contributed the remaining net proceeds of the Offering to the Operating Partnership in exchange for 20,288,200 partnership units ("Units"), representing an approximate 86.2% interest, in the Operating Partnership.

     The Prentiss Group members who, prior to the Offering, collectively served as the general partner of the Operating Partnership contributed to the Operating Partnership all of its interests in the Properties (as defined below) and certain management contracts of PPL (the "Contracts") in exchange for 3,259,763 Units.

     The interests of the limited partners of the Operating Partnership were acquired by the Company with common shares and cash. The limited partners received $88,804 (inclusive of estimated transfer costs) in cash and 1,888,200 common shares for a total consideration of approximately $126,600 for their interests.

   The Properties

     Upon completion of the Offering and certain related transactions (collectively, the "Formation Transactions"), the Company owns 87 properties, 28 office and 59 industrial (the "Properties") located in 10 major markets throughout the U.S. and containing 8.9 million net rentable square feet.

   The Line of Credit

     Upon the closing of the Offering, the Operating Partnership closed a three-year, $100,000 revolving credit facility (the "Line of Credit") with Bank One, Texas, N.A. and NationsBank of Texas, N.A. The Operating Partnership may borrow to finance the acquisition of additional properties and for other corporate purposes, including to obtain additional working capital. Borrowings under the Line of Credit will bear interest at 30-day,

                           PRENTISS PROPERTIES TRUST

                 (dollars in thousands, except per share data)


60-day or 90-day LIBOR (the "London Interbank Offered Rate") at the option of the Company, plus 2.00% per annum and is secured by first mortgage liens on certain of the Properties (and may be secured by other properties acquired by the Company) and will be guaranteed by the Company.

     The Company's accompanying balance sheet as of September 30, 1996, presents the Company's financial position before the Offering and related transactions. Included in this Form 10-Q is financial information for the Predecessor Company which includes the accounts of the Operating Partnership, the operations of PPL, a 50% equity investment in Austex Associates, L.P., the accounts of Fairview Eleven Investors, L.P. from February 23, 1996 through September 30, 1996, the accounts of O'Hare Tech Center Associates, L.P. II (Bachman Creek Plaza) from August 20, 1996 through September 30, 1996 and a 15% equity investment in PL Properties Associates, L.P. from September 5, 1995 through September 30, 1996. The accounts are presented on a combined basis as the above properties were under the control of common investors, common ownership, common management and were subject to the formation of the Company.

     The unaudited balance sheet has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and should be read in conjunction with the financial statements and notes thereto of the Company, the Predecessor Company, the Prentiss Group Acquisition Properties, the Other Acquisition Properties and the Bachman Creek and Park West E1 and E2 Properties included in the Company's prospectus dated October 17, 1996 (the "Registration Statement"). The following note to the balance sheet highlights significant changes to the notes included in the Registration Statement and present interim disclosure required by the SEC. The accompanying balance sheet reflects, in the opinion of management, all adjustments necessary for a fair presentation of the interim balance sheet. All such adjustments are of a normal and recurring nature.

3.   Pro Forma Information:

     The following unaudited pro forma balance sheet and statements of income of the Company are presented as if the consummation of the Formation Transactions and the application of the net proceeds of the Offering had occurred on September 30, 1996 and January 1, 1995, respectively. Such pro forma and estimated information is based in part upon the combined statements of income of the Predecessor Company included elsewhere in this Form 10-Q. Such information should be read in conjunction with the Financial Statements listed in the index on page 2 of this Form 10-Q and in the Company's prospectus dated October 17, 1996. In management's opinion, all adjustments necessary to reflect the effects of the Formation Transactions and the Offering have been made. The pro forma information is not necessarily indicative of what the actual financial position would have been at September 30, 1996, or what the actual results of operations would have been for the nine months ended September 30, 1996 and September 30, 1995 had the Formation Transactions been consummated on September 30, 1996 or January 1, 1995, respectively and carried forward through the interim period presented, nor do they purport to present the future financial position or results of operations of the Company.

                           PRENTISS PROPERTIES TRUST

                       PRO FORMA COMBINED BALANCE SHEET

                              September 30, 1996
                                  (Unaudited)
                            (dollars in thousands)

                                                                         Park West
                                                            The          E1 and E2
                                                      Prentiss Group     and Other                                   Prentiss
                                       Predecessor      Acquisition     Acquisition      The         Other       Properties Trust
                                         Company        Properties       Properties    Offering   Adjustments        Pro Forma
                                       -----------    --------------   ------------    --------   -----------    -----------------

ASSETS

Real estate                              $182,135          $ 87,682       $ 81,139      $      -   $  26,448       $377,404
     Less: accumulated depreciation       (15,252)                                                                  (15,252)
                                         --------          --------       --------      --------   ---------       --------
                                          166,883            87,682         81,139             -      26,448        362,152
Deferred charges and other assets, net      9,379                 -              -             -      (1,320)         8,059
Receivables, net                            3,088                 -              -             -           -          3,088
Escrowed funds                              2,010                 -              -             -           -          2,010
Cash and cash equivalents                   3,199           (86,632)       (81,139)      339,140    (165,088)         9,480
Investment in limited partnership                                                                                         -
 and joint venture                          1,050                 -              -             -      19,083         20,133
                                         --------          --------       --------      --------   ---------       --------
Total Assets                             $185,609          $  1,050       $      -      $339,140   $(120,877)      $404,922
                                         ========          ========       ========      ========   =========       ========


LIABILITIES AND SHAREHOLDERS' EQUITY

Debt on real estate                      $ 75,209          $      -       $      -      $          $ (54,209)      $ 21,000
Accounts payable and other liabilities      5,745                 -              -             -           -          5,745
Amounts due to affiliates                     711                 -              -             -           -            711
                                         --------          --------       --------      --------   ---------       --------
Total Liabilities                          81,665                 -              -             -     (54,209)        27,456
                                         --------          --------       --------      --------   ---------       --------
Minority interest                               -                 -              -             -      52,090         52,090

Shareholders' Equity:                                                                                                     -
Common shares                                   -                 -              -           184          19            203
Additional paid-in capital                      -                 -              -       338,956      37,745        376,701
Note receivable                                 -                 -              -             -      34,750         34,750
Accumulated equity (deficit) of
 continuing interests                     103,944             1,050              -             -    (191,272)       (86,278)
                                         --------          --------       --------      --------   ---------       --------
Total Shareholders' Equity                103,944             1,050              -       339,140    (118,758)       325,376
                                         ========          ========       ========      ========   =========       ========

Total Liabilities and Shareholders'
 Equity                                  $185,609          $  1,050       $     -       $339,140   $(120,877)      $404,922
                                         ========          ========       ========      ========   =========       ========

                           PRENTISS PROPERTIES TRUST

                    PRO FORMA COMBINED STATEMENTS OF INCOME

                                  (unaudited)
                 (dollars in thousands, except per share data)

                                                        Nine Months Ended
                                                          September 30,

                                                   1996                1995
                                                 --------            --------
Revenues:
 Rental income                                    $    48,018         $    46,827
 Management fees                                          739                 731
 Development, leasing, sales and other fees               780                 883
                                                  -----------         -----------
     Total revenues                                    49,537              48,441
                                                  -----------         -----------
Expenses:
 Property operating and maintenance                    13,113              12,877
 Real estate taxes                                      4,237               3,752
 General office and administration                      1,688               1,551
 Personnel costs, net                                   1,329               1,337
 Interest expense                                       1,224               1,224
 Interest expense (non-cash)                              215                 216
 Depreciation and amortization                          9,737               9,599
                                                  -----------         -----------
     Total expenses                                    31,543              30,556
                                                  -----------         -----------

 Equity in joint venture and subsidiary                 3,149               1,426

Income before minority interest                        21,143              19,311

Minority interest                                      (2,918)             (2,665)

Net income applicable to common shareholders      $    18,225         $    16,646
                                                  ===========         ===========

Net income per common share                       $       .90         $       .82
                                                  ===========         ===========
Weighted average number of common shares
 outstanding                                       20,288,200          20,288,200
                                                  ===========         ===========

                              PREDECESSOR COMPANY

                            COMBINED BALANCE SHEETS

                            (dollars in thousands)

                                                           September 30,       December 31,
                                                               1996               1995
                                                           --------------      ------------
                                                             (unaudited)
                                    ASSETS

Real estate.............................................    $182,135             $153,148
     Less: accumulated depreciation.....................     (15,252)             (11,780)
                                                            --------             --------
                                                             166,883              141,368
Deferred charges and other assets, net..................       9,379                7,135
Receivables, net........................................       3,088                2,755
Escrowed funds..........................................       2,010                1,294
Cash and cash equivalents...............................       3,199                1,033
Investments in limited partnership and joint venture....       1,050                1,050
                                                            --------             --------

 Total Assets...........................................    $185,609             $154,635
                                                            ========             ========
                            LIABILITIES AND EQUITY

Debt on real estate.....................................    $ 75,209             $ 46,442
Accounts payable and other liabilities..................       5,745                3,622
Amounts due to affiliates...............................         711                  705
                                                            --------             --------

 Total Liabilities......................................      81,665               50,769

Commitments and contingencies...........................           -                    -
Owners' equity..........................................     103,944              103,866
                                                            --------             --------

 Total Liabilities and Equity...........................    $185,609             $154,635
                                                            ========             ========

  The accompanying notes are an integral part of these financial statements.

                              PREDECESSOR COMPANY

                         COMBINED STATEMENTS OF INCOME

                                  (unaudited)
                            (dollars in thousands)

                                            Three Months Ended            Nine Months Ended
                                               September 30,                September 30,
                                           1996           1995           1996          1995
                                         --------       --------       --------      --------
Revenues:
 Rental income..........................  $ 8,701        $ 7,479        $25,041       $22,006
 Management fees........................    2,525          2,598          7,529         7,126
 Development, leasing, sales and
  other fees............................    3,255          1,716          8,608         7,094
                                          -------        -------        -------       -------
     Total revenues.....................   14,481         11,793         41,178        36,226
                                          -------        -------        -------       -------
Expenses:
 Property operating and maintenance         2,106          1,782          6,978         5,673
 Real estate taxes......................    1,188            771          2,897         2,318
 General office and administration......    1,689          1,396          4,646         4,905
 Personnel costs, net...................    4,247          3,058         11,170         9,835
 Interest expense.......................    1,657            945          4,205         2,839
 Interest expense (non-cash)............      525             26          1,283            76
 Depreciation and amortization..........    1,864          1,870          5,437         5,359
                                          -------        -------        -------       -------
     Total expenses.....................   13,276          9,848         36,616        31,005
                                          -------        -------        -------       -------

 Equity (loss) in joint venture.........       (1)            (7)            18            22

Income before gain on sale of property..    1,204          1,938          4,580         5,243

Gain on sale of property................      378              -            378             -
                                          -------        -------        -------       -------

Net income..............................  $ 1,582        $ 1,938        $ 4,958       $ 5,243
                                          =======        =======        =======       =======

  The accompanying notes are an integral part of these financial statements.

                              PREDECESSOR COMPANY

                       COMBINED STATEMENTS OF CASH FLOWS

                                  (unaudited)
                             (dollars in thousands)

                                                       Nine Months Ended
                                                         September 30,
                                                 --------------------------------
                                                      1996              1995
                                                 ---------------  ----------------


Cash flows from operating activities:
  Net income......................................     $  4,958    $  5,243
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Gain on sale of property......................         (378)          -
    Depreciation and amortization.................        5,437       5,359
    Amortization of deferred financing
     costs........................................        1,283          76
  Changes in assets and liabilities:
    Receivables...................................         (213)       (265)
    Provision for doubtful accounts...............         (120)       (166)
    Organization costs and other assets...........         (119)         80
    Escrowed funds................................         (716)        107
    Accounts payable and other
     liabilities..................................        2,123        (612)
    Amounts due to affiliates.....................            6         (12)
    Equity in joint venture.......................          (18)        (22)
    Other.........................................           41          48
                                                     ----------   ---------
      Cash flows provided by operating
       activities.................................       12,284       9,836
                                                     ----------   ---------
Cash flows from investing activities:
  Acquisition of Real estate......................      (28,677)          -
  Proceeds from sale of Real estate...............          559           -
  Investment in Real estate.......................       (3,864)     (3,710)
    Cash flows used in investing..................   ----------   ---------
     activities...................................      (31,982)     (3,710)
                                                     ----------   ---------

Cash flows from financing activities:
  Partners' contributions.........................        3,314           -
  Partners' distributions.........................       (5,875)    (11,300)
  Funding of Debt on real estate..................       29,000           -
  Repayment of Debt on real estate................         (233)       (215)
  Financing costs of Debt on real estate..........       (2,000)     (1,237)
  Distributions of PPL income.....................       (2,342)
                                                     ----------   ---------
    Cash flows provided by (used in)
     financing activities.........................       21,864     (12,752)
                                                     ----------   ---------
Net increase (decrease) in Cash and
 cash equivalents.................................        2,166      (6,626)
Cash and cash equivalents, beginning of
 periods..........................................        1,033       9,133
                                                     ----------   ---------
Cash and cash equivalents, end of
 periods..........................................     $  3,199    $  2,507
                                                     ----------   ---------
Supplemental cash flow information:
  Cash paid for interest..........................     $  4,207    $  2,842
                                                     ==========   =========

   The accompanying notes are an integral part of these financial statements.

                              PREDECESSOR COMPANY
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                 (dollars in thousands, except per share data)

1.  ORGANIZATION:

     Prentiss Properties Trust (the "Company"), a newly-organized Maryland real estate investment trust which intends to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code commencing with its taxable year ended December 31, 1996 has been formed to succeed to substantially all of the interests of Prentiss Properties Limited, Inc. ("PPL") and its affiliates in
(i) a portfolio of office and industrial properties and (ii) the national acquisition, property management, leasing, development and construction businesses of PPL and its affiliates.

     Upon completion of the public offering described below, the Company acquired a sole general partnership interest in Prentiss Properties Acquisition Partners, L.P. (the "Operating Partnership") through the Company's wholly-owned subsidiary Prentiss Properties I, Inc., a Delaware corporation, and will own an approximate 86.2% limited partnership interest in the Operating Partnership directly.

2.  BASIS OF PRESENTATION:

     The accompanying combined financial statements of the Predecessor Company include the accounts of Prentiss Properties Acquisition Partners, L.P., the operations of PPL, a 50% equity investment in Austex Associates, L.P. ("Austex"), the accounts of Fairview Eleven Investors, L.P. ("3141 Fairview Park Drive") from February 23, 1996 through September 30, 1996, the accounts of O'Hare Tech Center Associates, L.P. II (Bachman Creek Plaza) from August 20, 1996 through September 30, 1996 and a 15% equity investment in PL Properties Associates, L.P. ("Park West C2") from September 5, 1995 through September 30, 1996. The accounts are presented on a combined basis as the above properties were under the control of common investors (the "Prentiss Group"), common ownership interest, common management, and were subject to the formation of the Company.

3.  THE OFFERING:

     As of October 22, 1996, the Company completed an initial public offering of 16,000,000 common shares and an additional 2,400,000 common shares were issued by the Company on November 1, 1996 upon exercise of the underwriter's over-allotment option at a price per share of $20.00 (the "Offering"). The Company used $88,804 (inclusive of estimated transfer costs) of the net proceeds of the Offering to purchase certain limited partners' interests in the Operating Partnership and contributed the remaining net proceeds of the Offering to the Operating Partnership in exchange for 20,288,200 partnership units ("Units"), representing an approximate 86.2% interest, in the Operating Partnership.

4.  INTERIM FINANCIAL INFORMATION:

     The unaudited interim financial statements as of September 30, 1996 and for the three and nine months ended September 30, 1996 and 1995 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The notes to the interim financial statements included herein are intended to highlight significant changes to the notes to the December 31, 1995 financial statements and present interim disclosures required by the SEC. Such information should be read in conjunction with the Financial Statements listed in the Index on page 2 of this Form 10-Q and in the Company's prospectus dated October 17, 1996. The accompanying interim financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature.

5.  SUBSEQUENT EVENT:

     On November 25, 1996, the Company completed an acquisition of three industrial buildings in suburban Chicago, Illinois. These industrial buildings, totaling 226,076 square feet, were purchased for approximately $8.8 million.

                                     ITEM 2

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains historical information and forward-looking statements. Statements looking forward in time are included in this Form 10-Q pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. They involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to be materially different from any future performance suggested herein. In the context of forward-looking information provided in this Form 10-Q and in other reports, please refer to the discussion of risk factors detailed in, as well as the other information contained in, the Company's filing with the Securities and Exchange Commission during the past 12 months.

OVERVIEW

     Prentiss Properties Trust (the "Company") has been formed to succeed to substantially all of the interests of Prentiss Properties Limited, Inc. ("PPL") and its affiliates in (i) a portfolio of office and industrial properties and
(ii) the national acquisition, property management, leasing, development and construction businesses of PPL and its affiliates (the "Prentiss Group"). The acquisition, property management, leasing, development and construction businesses will be carried out by Prentiss Properties Acquisition Partners, L.P. (the "Operating Partnership") and the Company's majority-owned affiliates, (the "Manager").

     Upon consummation of the Offering and related transactions, the Company owns an approximate 86.2% interest in a diversified portfolio of 87 office and industrial properties (the "Properties") with approximately 8.9 million net rentable square feet through its interest in the Operating Partnership.

     The accompanying discussion and analysis of financial condition and results of operations is based on the combined historical financial statements of the
Predecessor Company that are included elsewhere in this Form   10-Q.  The
Predecessor Company financial statements include the accounts of the Operating Partnership, the operations of PPL, a 50% equity investment in Austex Associates, L.P., the accounts of Fairview Eleven Investors, L.P. from February 23, 1996 through September 30, 1996, the accounts of O'Hare Tech Center Associates, L.P. II (Bachman Creek Plaza) from August 20, 1996 through September 30, 1996 and a 15% equity investment in PL Properties Associates, L.P. from September 5, 1995 through September 30, 1996. The accounts are presented on a combined basis as the above properties were acquired by the Company from the Prentiss Group and affiliates.

RESULTS OF OPERATIONS

Comparison of the Pro Forma Nine Months Ended September 30, 1996 to the Nine
----------------------------------------------------------------------------
Months Ended September 30, 1995
-------------------------------

     For the nine months ended September 30, 1996, the Company estimates revenues of approximately $49,537,000, representing an increase of $1,096,000, or 2.3% from the $48,441,000 from the same period in 1995. The increase in total revenues is primarily attributable to an increase in rental income of $1,191,000, net of a decrease in management and other fee income totaling $95,000. Total expenses for the period of $31,543,000, reflect an increase of $987,000 or 3.2% from 1995. The increase in total expenses results from an increase of $236,000 in property operating and maintenance, $485,000 in real estate taxes, $138,000 in depreciation and amortization and $128,000 in general and administrative and other expenses. The increase of $236,000 or 1.8% in property operating and maintenance expense results primarily from the recognition of bad debt expense related to the March 1996 bankruptcy of a tenant in one of the Milwaukee, Wisconsin industrial properties. The real estate tax expense increase of $485,000 or 12.9% results from the receipt of higher property tax appraisals in 1996, the majority of which are being contested by the Company.

Funds from Operations
---------------------

     The Company generally considers Funds From Operations to be an appropriate measure of liquidity of an equity REIT because industry analysts have accepted it as a performance measure of equity REITs. "Funds From Operations" as defined by the National Association of Real Estate Investment Trusts ("NAREIT") means net income (computed in accordance with GAAP) excluding gains (or losses) from debt restructuring and sale of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. The Company's Funds From Operations are not comparable to Funds From

Operations reported by other REITs that do not define that term using the current NAREIT definition. Funds From Operations does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income as an indication of the Company's performance or to cash flows as a measure of liquidity or ability to make distributions. The following is a reconciliation of Pro forma net income to Funds From Operations for the nine months ended September 30, 1996 and September 30, 1995:


                                              Nine Months Ended
                                                 September 30,
                                            -----------------------
                                                1996        1995
                                            ----------   ----------
                                                   (unaudited)
                                             (dollars in thousands)
Pro forma net income....................        $18,225    $16,646

Add:
  Real estate depreciation and
   amortization.........................          9,737      9,599
  Real estate depreciation and
   amortization of unconsolidated
   joint ventures.......................          1,626      1,626
  Minority interest.....................          2,918      2,665
Less:
  Gain on sale of property..............              -          -
                                               --------   --------

Funds From Operations...................        $32,506    $30,536
                                               --------   --------

Funds From Operations (Company's 86.2%
 Share).................................        $28,020    $26,322
                                               ========   ========


Comparison of Three Months Ended September 30, 1996 to the Three Months Ended
-----------------------------------------------------------------------------
September 30, 1995
------------------

     Total Revenues increased by $2,688,000 or 22.8%, to $14,481,000 in the three months ended September 30, 1996 from $11,793,000 for the same period of 1995 due to increase in rental revenues and fee and other income. Rental revenues increased by $1,222,000 or 16.3%, to $8,701,000 from $7,479,000 primarily as a result of the addition of the 3141 Fairview Park Drive property in February 1996 and the Bachman Creek Plaza property in August 1996 which increased rental revenues by $1,056,000 and $148,000 respectively. Fee and other income increased $1,466,000, or 34.0%, from $4,314,000 to $5,780,000 primarily due to an increase in development fees, leasing and tenant service fees, sales fees and other fees and income of $437,000, $873,000, $214,000, and $15,000 respectively, offset by a decrease in management fees of $73,000.

     Total expenses increased $3,428,000, or 34.8%, to $13,276,000 in the three months ended September 30, 1996 from $9,848,000 in the same period of 1995. Operating expenses increased by $2,217,000, or 25.0%, to $11,094,000 from $8,877,000. The Manager had an increase in operating expenses of $1,347,000. The increase in the Manager is primarily attributable to an increase in development and leasing related expenses. The properties had an increase in operating expenses of $870,000. Increases in operating expenses of $351,000 and $75,000 are attributable to the addition of the 3141 Fairview Park Drive property in February 1996 and the Bachman Creek Plaza property in August 1996. The remaining increase in property operating expenses of $444,000 was comprised of increases in property operating and maintenance expenses of $1,000, real estate taxes of $329,000, and an increase in general office and administration expenses of $135,000, offset by a reduction in depreciation of $21,000. In addition to the increase in operating expenses, interest expense increased $1,211,000, or 124.7%, resulting primarily from the interest expense and interest expense (non-cash) of $717,000 and $500,000, respectively, incurred in connection with the addition of the 3141 Fairview Park Drive property in February 1996, offset by a slight decrease of $6,000 related to other properties.

     Net income for the three months ended September 30, 1996 decreased by $356,000, or 18.4%, to $1,582,000 from $1,938,000 for the same period of 1995.
The net decrease in net income resulted from an increase of $2,688,000 in total revenues, $378,000 gain recognized on the sale of property and, a $6,000 increase in income from equity investments, offset by an increase in total expenses of $3,428,000. Interest expense incurred in connection with the addition of the 3141 Fairview Park Drive property in February 1996 of $1,217,000 ($500,000 of which represents amortization of financing costs) represents 35.5% of the total increase in expenses.


Comparison of Nine Months Ended September 30, 1996 to the Nine Months Ended
---------------------------------------------------------------------------
September 30, 1995
------------------

     Total Revenues increased by $4,952,000 or 13.7%, to $41,178,000 in the first nine months of 1996 from $36,226,000 in the first nine months of 1995 due to increase in rental revenues and fee and other income. Rental revenues increased by $3,035,000 or 13.8%, to $25,041,000 from $22,006,000 primarily as a result of the addition of the 3141 Fairview Park Drive property in February 1996 and the Bachman Creek Plaza property in August 1996, which increased rental revenues by $2,325,000 and $148,000 respectively. Of the remaining $562,000 increase in rental revenues, $412,000 represents an increase in rental rates, offset by a slight decrease in average occupancy during the period, and $150,000 represents revenues collected in connection with certain lease terminations.
Fee and other income increased $1,917,000, or 13.5%, from $14,220,000 to $16,137,000 primarily due to an increase in development fees, leasing and tenant service fees, sales fees, management fees, and other income of $653,000, $761,000, $494,000, $403,000, and $156,000 respectively, offset by a decrease in recoveries of $550,000.

     Total expenses increased $5,611,000, or 18.1%, to $36,616,000 in the first nine months of 1996 from $31,005,000 in the same period of 1995. Operating expenses increased by $3,038,000, or 10.8%, to $31,128,000 from $28,090,000. The
Manager had an increase in operating expenses of $946,000. The increase in the Manager is primarily attributable to an increase in development and leasing related expenses. The properties had an increase in operating expenses of $2,092,000. Increases in operating expenses of $915,000 and $75,000 are attributable to the addition of the 3141 Fairview Park Drive property in February 1996 and the Bachman Creek Plaza property in August 1996. The remaining increase in property operating expenses of $1,102,000 was comprised of increases in property operating and maintenance expenses of $513,000, real estate taxes of $396,000, an increase in general office and administration expenses of $130,000, and an increase in depreciation of $63,000. In addition to the increase in operating expenses, interest expense increased $2,573,000, or 88.3%, resulting primarily from the interest expense and interest expense (non-cash) of $1,384,000 and $1,208,000, respectively, incurred in connection with the addition of the 3141 Fairview Park Drive property in February 1996, offset by a slight decrease of $19,000 related to other properties.

     Net income for the nine months ended September 30, 1996 decreased by $285,000, or 5.4%, to $4,958,000 from $5,243,000 for the same period of 1995.
The net decrease in net income resulted from an increase of $4,952,000 in total revenues, $378,000 gain recognized on the sale of property and, a $4,000 decrease in income from equity investments, offset by an increase in total expenses of $5,611,000. Interest expense incurred in connection with the addition of the 3141 Fairview Park Drive property in February 1996 of $2,592,000 ($1,208,000 of which represents amortization of financing costs) represents 46.2% of the increase in total expenses.

Liquidity and Capital Resources
-------------------------------

     The Company expects to make distributions to its shareholders primarily based on its distributions from the Operating Partnership. The Operating Partnership's income will be derived primarily from lease revenues from the Properties and, to a limited extent, from fees generated by its office and industrial real estate management, leasing development and construction business and from the Manager. The Manager's sole source of income will be fees generated by its office and industrial real estate management, leasing, development and construction business.

     The Company expects to meet its long-term liquidity requirements for the funding of activities such as development, property acquisitions, scheduled debt maturities, major renovations, expansions and other non-recurring capital improvements through long-term secured and unsecured indebtedness and the issuance of additional equity securities from the Company and the Operating Partnership. The Company also intends to use proceeds from the Line of Credit (as described below) to fund property acquisitions, development, redevelopment, expansions and capital improvements on an interim basis.

     The Company intends to maintain a debt policy (the "Debt Limitation") limiting the Company's total combined indebtedness plus its pro rata share of indebtedness of unconsolidated investments ("Joint Venture Debt") to 50% of the Company's total equity market capitalization plus its combined indebtedness and pro rata share of Joint Venture Debt ("Total Market Capitalization"). However, the Company's organizational documents do not limit the amount of indebtedness that the Company may incur.

     Upon the completion of the Offering and exercise of the underwriter's over-allotment option, the Company has total outstanding indebtedness including the Company's pro rata share of Joint Venture Debt of approximately $90.9 million or 16.2% of Total Market Capitalization (the "Mortgage Debt"). Approximately $11.0 million of the Mortgage Debt consists of a mortgage loan that the Company obtained from an affiliate of Lehman Brothers Inc. in connection with the Formation Transactions. The remainder of the Mortgage Debt consists of prior indebtedness of the Predecessor Company that is secured by certain of the Properties and was not fully repaid with the net proceeds of the Offering. The following table sets forth certain information regarding the Mortgage Debt outstanding immediately following the Offering:

                            REMAINING MORTGAGE DEBT

                                             PRINCIPAL         INTEREST                                          ANNUAL
             PROPERTY(IES)                    AMOUNT             RATE        AMORTIZATION       MATURITY        PAYMENT
----------------------------------------     ---------         --------      ------------       --------        -------
All Industrial properties in Kansas
 City, MO and Milwaukee, WI.............   $11,000,000      LIBOR+1.65%(1)       None       November 1, 1999   $  772,750
Walnut Glen.............................    10,000,000           7.500%          None       January 31, 2001      750,000
Broadmoor Austin........................    69,860,000(2)        9.750%          None       April 1, 2001       6,811,350
                                           -----------      ----------                                         ----------
      Total.............................   $90,860,000                                                         $8,334,100

(1) 30 day LIBOR of 5.375% as of November 20, 1996, was used for calculation of the annual payment in the table above.
(2) The Company, through the Operating Partnership, will own a 49.9% general partnership interest in the entity that owns the Broadmoor Austin properties, which interest is accounted for under the equity method of accounting. The amount shown reflects the Company's proportionate share of the mortgage indebtedness secured by the property.


     Upon the closing of the Offering, the Operating Partnership closed a three-year, $100,000 revolving credit facility (the "Line of Credit") with Bank One, Texas, N.A. and NationsBank of Texas, N.A. The Operating Partnership may borrow to finance the acquisition of additional properties and for other corporate purposes, including to obtain additional working capital. Borrowings under the Line of Credit will bear interest at 30-day, 60-day or 90-day LIBOR (the "London Interbank Offered Rate") at the option of the Company, plus 2.00% per annum and is secured by first mortgage liens on certain of the Properties and may be secured by other properties acquired by the Company and will be guaranteed by the Company.

Inflation
---------

     Most of the leases on the Properties require tenants to pay increases in operating expenses, including common area charges and real estate taxes, thereby reducing the impact on the Company of the adverse effects of inflation. Leases also vary in term from one to 15 years, further reducing the impact on the Company of the adverse effects of inflation.

                          PART II:  OTHER INFORMATION
                          ---------------------------


ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON MORTGAGES AND NOTES PAYABLE

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

None.

                                   SIGNATURE
                                   ---------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         PRENTISS PROPERTIES TRUST



Date:  November 27, 1996
                                         By:
                                            ----------------------------------
                                            Thomas P. Simon (Vice President)