Form 10-K
period 1996-12-31
PRENTISS PROPERTIES TRUST/MD
filed 1997-03-25
CIK 1011699

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)
   [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996

                                      OR

   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM               TO

                        COMMISSION FILE NUMBER 1-14516

                           PRENTISS PROPERTIES TRUST
            (Exact name of registrant as specified in its charter)


         MARYLAND                                          75-2661588
(State or Other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                         Identification No.)

                                                              75220
3890 West Northwest Highway, Suite 400, Dallas, Texas       (Zip Code)
(Address of Registrant's Principal Executive Offices)


                                (214) 654-0886
             (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:



                                                  NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                       ON WHICH REGISTERED
--------------------------------------           ---------------------------
 COMMON SHARES OF BENEFICIAL INTEREST            THE NEW YORK STOCK EXCHANGE
      $0.01 PAR VALUE PER SHARE

Securities registered pursuant to Section 12(g) of the Act:

                                      N/A
                               (Title of class)

     Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting shares held by non-affiliates of the registrant, as of March 14, 1997, was approximately $564.4 million.

     The number of common shares, $.01 par value, outstanding was 20,280,397 as of March 14, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None

                           PRENTISS PROPERTIES TRUST

                                     INDEX

                                                                   FORM 10-K
                                                                     REPORT
ITEM NO.                                                              PAGE
-------                                                            ---------

                                    PART I

  1.  Business........................................................  3
  2.  Properties......................................................  4
  3.  Legal Proceedings...............................................  6
  4.  Submission of Matters to a Vote of Security Holders.............  6

                                    PART II

  5.  Market for Registrant's Common Equity and Related Shareholder
        Matters......................................................   6
  6.  Selected Financial and Operating Data..........................   7
  7.  Management's Discussion and Analysis of Financial Condition
        and Results of Operations....................................  10
  8.  Financial Statements and Supplementary Data....................  15
  9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................................  15

                                   PART III

 10.  Trustees and Executive Officers of the Company.................  15
 11.  Executive Compensation.........................................  19
 12.  Security Ownership of Certain Beneficial Owners and Management.  23
 13.  Certain Relationships and Related Transactions.................  27

                                    PART IV

 14.  Exhibits, Financial Statement Schedule, and Reports on
        Form 8-K.....................................................  27

ITEM 1.  BUSINESS

Formation Transactions

     Prentiss Properties Trust (the "Company") was formed under the laws of the state of Maryland on July 12, 1996, to be a self-administered and self-managed real estate investment trust ("REIT"). The Company acquired a sole general partnership interest in Prentiss Properties Acquisition Partners, L.P. (the "Operating Partnership") through the Company's wholly-owned subsidiary Prentiss Properties I, Inc., a Delaware corporation and owns an approximate 86.0% limited partnership interest in the Operating Partnership.

     The Company has been formed to succeed to substantially all of the interests of Prentiss Properties Limited, Inc. ("PPL") and its affiliates in (i) a portfolio of office and industrial properties and (ii) the national acquisition, property management, leasing, development and construction businesses of PPL and its affiliates (the "Prentiss Group"). The acquisition, property management, leasing, development and construction businesses will be carried out by the Operating Partnership and the Company's majority-owned affiliates, Prentiss Properties Limited, Inc. and Prentiss Properties Limited II, Inc. (collectively, the "Manager").

     On October 22, 1996, the Company commenced operations after completing an initial public offering of 16,000,000 common shares of beneficial interest, $0.01 par value per share("Common Shares"). The Company issued an additional 2,400,000 Common Shares on November 1, 1996, pursuant to the exercise of the underwriters' over-allotment option. The combined 18,400,000 Common Shares were issued at a price per share of $20.00 (the "Offering"). The Company used approximately $87.4 million of the net proceeds of the Offering and issued 1,879,897 Common Shares of the Company for a total consideration of approximately $125.0 million to purchase certain limited partners' interests in the Operating Partnership. The Company contributed the remaining net proceeds of the Offering to the Operating Partnership. Subsequent to these transactions, the Company held an approximate 86.0% interest in the Operating Partnership.

     The Prentiss Group members, who, prior to the Offering, collectively served as the general partner of the Operating Partnership, contributed to the Operating Partnership all of their interests in the Operating Partnership, the Initial Properties (as defined below) that were not owned by the Operating Partnership, and certain management contracts of PPL (the "Contracts") in exchange for 3,295,995 limited partnership units in the Operating Partnership ("Units").

     Upon completion of the Offering and certain related transactions (collectively, the "Formation Transactions"), the Company owned 87 properties (the "Initial Properties"), which consisted of 28 office (the "Initial Office Properties") and 59 industrial (the "Initial Industrial Properties") containing an aggregate of 8.9 million net rentable square feet. Between the closing of the Offering and December 31, 1996, the Company acquired eight additional properties, (the "1996 Acquired Properties"). As of December 31, 1996, the Company owned 95 properties, 33 office and 62 industrial (the "Properties") containing 9.9 million square feet and located in 12 major markets throughout the U.S.

     The 1996 Acquired Properties consist of five Class "A" suburban office properties (the "1996 Acquired Office Properties") totaling approximately 850,000 square feet and three suburban industrial properties (the "1996 Acquired Industrial Properties") totaling approximately 226,000 square feet. The 1996 Acquired Office Properties are located in the Chicago, Illinois; Denver, Colorado; and Northern Virginia markets. The 1996 Acquired Industrial Properties are located in the Chicago, Illinois market. The purchase price of the 1996 Acquired Properties totaled approximately $116.6 million (excluding closing costs), which was funded principally with borrowings under the Line of Credit totaling $72.8 million, other indebtedness incurred or assumed directly by the Company totaling $35.0 million and approximately $8.8 million of cash reserves.

     The location, acquisition date, number of buildings, net rentable square feet and contract purchase price of the 1996 Acquired Properties is set forth in the following table. See "Item 2. Properties" for additional information relating to the Company's Properties.


                                                                          NUMBER OF  NET RENTABLE    PURCHASE
1996 ACQUIRED PROPERTIES                   LOCATION    ACQUISITION DATE   BUILDINGS  SQUARE FEET       PRICE
------------------------                   --------    ----------------   ---------  ------------  -------------
                                                                                                   (in millions)

1717 Deerfield Road                       Chicago, IL  December 11, 1996          1       137,904        $ 21.6
O'Hare Plaza II                           Chicago, IL  December 13, 1996          1       233,650          25.5
FHP Denver                                Denver, CO   December 20, 1996          1       198,370          20.2
2411 Dulles Corner Park                   Northern VA  December 31, 1996          1       176,522          26.5
2455 Horsepen Road                        Northern VA  December 31, 1996          1       104,150          14.0
                                                                                  -     ---------        ------

Total 1996 Acquired Office Properties                                             5       850,596        $107.8
                                                                                  -     ---------        ------

155 Alexandra Way                         Chicago, IL  November 25, 1996          1       110,000        $  3.9
Wood Dale 1 & 2                           Chicago, IL  November 25, 1996          2       116,076           4.9
                                                                                  -     ---------        ------

Total 1996 Acquired Industrial                                                    3       226,076        $  8.8
 Properties                                                                       -     ---------        ------

Total 1996 Acquired Properties                                                    8     1,076,672        $116.6
                                                                                  =     =========        ======

In addition to the 1996 Acquired Properties, as described above, the Company has acquired one office and one industrial property subsequent to December 31, 1996 (the "1997 Acquired Properties"). The following table sets forth the information related to the 1997 Acquired Properties.

                                                                    NUMBER OF  NET RENTABLE    PURCHASE
1997 ACQUIRED PROPERTIES            LOCATION     ACQUISITION DATE   BUILDINGS  SQUARE FEET       PRICE
------------------------          -------------  -----------------  ---------  ------------  -------------
                                                                                             (in millions)
4401 Fair Lakes Court             Northern VA    January 14, 1997           1        58,621         $ 6.1
5211 South 3rd Street             Milwaukee, WI  February 20, 1997          1       360,000           9.8
                                                                            -       -------         -----

Total 1997 Acquired Properties                                              2       418,621         $15.9
                                                                            =       =======         =====

     Upon the closing of the Offering, the Operating Partnership closed a three-year revolving credit facility (the "Line of Credit") with Bank One, Texas, N.A. and NationsBank of Texas, N.A., initially in the amount of $100 million, which was subsequently increased to $150 million on January 24, 1997. The Operating Partnership may borrow under the Line of Credit to finance the acquisition of additional properties and for other corporate purposes, including to obtain additional working capital. Borrowings under the Line of Credit will bear interest at the 30-day, 60-day or 90-day London Interbank Offered Rate ("LIBOR") at the option of the Company, plus 2.00% initially per annum (which was reduced to 1.75% on January 24, 1997), and is collaterialized by first mortgage liens on certain of the Initial Properties (and may be collaterialized by other properties acquired by the Company) and will be guaranteed by the Company. At December 31, 1996, the Company had aggregate borrowings from sources other than its Line of Credit of $56.0 million and $72.8 million of borrowings under its Line of Credit. Reference is made to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for additional information regarding the Company's Line of Credit and other outstanding indebtedness.


ITEM 2.  PROPERTIES

     The Properties consist of the 33 office properties (the "Office Properties") comprising approximately 4.7 million net rentable square feet and the 62 industrial properties (the "Industrial Properties") comprising approximately 5.3 million net rentable square feet. All of the Properties are wholly owned by the Company (through its subsidiaries), except the Broadmoor Austin Properties, which are owned by a joint venture in which the Company owns a 49.9% managing general partnership interest, and One Northwestern Plaza, in which the Company owns a 100% leasehold interest.

PROPERTY DATA


                                                                                NET     PERCENT     TOTAL BASE
                                                  YEAR(S)                     RENTABLE   LEASED      RENT FOR
                                                  BUILT/        NUMBER OF      SQUARE    AS OF      YEAR ENDED
PROPERTY NAME                  MARKET            RENOVATED      BUILDINGS      FEET    12/31/96    12/31/96(1)
-------------                  ------            ---------      ---------     ------   --------    -----------
                                                                                                  (IN THOUSANDS)
OFFICE PROPERTIES:
 FHP Denver.................  Denver, CO           1983            1          198,370        95%      $   2,816
 Cumberland Office Park.....  Atlanta, GA        1972-1980         9          530,228        97           6,282
 1717 Deerfield Road........  Chicago, IL          1985            1          137,904       100           2,299
 O'Hare Plaza II............  Chicago, IL          1986            1          233,650        87           4,482
 One Northwestern Plaza.....  Sub. Detroit, MI     1989            1          241,751        96           4,648
 Broadmoor Austin...........  Austin, TX           1991            7        1,112,236       100           8,824
 Park West C2...............  Dallas, TX           1989            1          344,216        94           5,447
 Park West E1...............  Dallas, TX           1982            1          182,739       100           2,956
 Park West E2...............  Dallas, TX           1985            1          200,590        99           1,956
 5307 East Mockingbird......  Dallas, TX        1979/1993          1          118,316        88             938
 Walnut Glen Tower..........  Dallas, TX           1985            1          464,289        93           7,263
 Cottonwood Office Center...  Dallas, TX           1986            3          164,111       100           1,981
 Plaza on Bachman Creek.....  Dallas, TX           1986            1          125,903        98           1,242
 3141 Fairview Park Drive...  Northern VA          1988            1          192,108        88           2,597
 8521 Leesburg Pike.........  Northern VA       1984/1993          1          145,257       100           2,177
 2411 Dulles Corner Park....  Northern VA          1990            1          176,522       100           3,859
 2455 Horsepen Road.........  Northern VA          1989            1          104,150       100           2,193
                                                                  --        ---------       ---       ---------
Subtotal/weighted average for Office Properties                   33        4,672,340        97%      $  61,960
                                                                  ==        =========       ===       =========

INDUSTRIAL PROPERTIES:
 Pacific Gateway Center.....  Los Angeles, CA    1972-1984        18        1,252,708       100%      $   5,053
 155 Alexandra Way..........  Chicago, IL          1988            1          110,000       100             385
 Wood Dale 1 & 2............  Chicago, IL          1988            2          116,076       100             541
 8869 Greenwood.............  Baltimore, MD      1986-1987         1           89,582       100             274
 1329 Western Ave...........  Baltimore, MD        1988            1          185,600        95             734
 Deep Run 1&2...............  Baltimore, MD        1988            2          169,112       100             619
 4611 Mercedes Drive........  Baltimore, MD        1990            1          178,133       100             689
 9050 Junction Drive........  Baltimore, MD        1989            1          108,350       100             428
 Northland Park.............  Kansas City, MO    1975-1980         4          925,007       100           2,244
 North Topping Street.......  Kansas City, MO    1975-1980         1          119,118       100             283
 Airworld Drive.............  Kansas City, MO    1975-1980         1          200,000       100             113
 107th Terrace..............  Kansas City, MO    1975-1980         1           97,755       100             257
 Nicholson III..............  Dallas, TX           1981            3          155,712        94             483
 13425 Branchview...........  Dallas, TX           1970            1          121,250       100             285
 1002 Avenue T..............  Dallas, TX           1981            1          100,000       100             245
 1625 Vantage Drive.........  Dallas, TX           1984            1           50,000       100             193
 West Loop Business Park....  Houston, TX          1986            5           75,231        88             468
 Airport Properties.........  Milwaukee, WI      1970-1980        12          572,953        85           1,994
 Oak Creek Properties.......  Milwaukee, WI      1970-1979         2          232,000       100             674
 North West Properties......  Milwaukee, WI      1973-1987         3          413,371        83           1,055
                                                                  --        ---------       ---       ---------
Subtotal/weighted average for Industrial Properties.........      62        5,271,958        97%      $  17,017
                                                                  ==        =========       ===       =========
Consolidated total/ weighted average for all Properties.....      95        9,944,298        97%      $  78,977
                                                                  ==        =========       ===       =========

(1) "Base Rent" means the fixed base rental amount paid by a tenant under the terms of the related lease agreement, which amount generally does not include payments on account of real estate taxes, operating expense escalations and utility charges. The Base Rent presented represents Base Rent for each Property for the period January 1, 1996 through December 31, 1996.

ITEM 3.  LEGAL PROCEEDINGS

     The Company nor its affiliates (other than in a representative capacity), is presently subject to any material litigation or, to the Company's knowledge, has any litigation been threatened against it or its affiliates other than routine actions and administrative proceedings substantially all of which are expected to be covered by liability insurance and in the aggregate are not expected to have a material adverse effect on the business or financial condition of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders of the Company during the fourth quarter of 1996, through the solicitation of proxies or otherwise.


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

  Market Information

     The Company's Common Shares commenced trading on The New York Stock Exchange (the "NYSE") on October 17, 1996 under the symbol "PP." The following table sets forth the high and low sale prices for the Common Shares as traded from October 17, 1996 through December 31, 1996.

                                                        HIGH    LOW
                                                        ----    ---
October 17, 1996 through December 31, 1996 .........   25-1/8  20-1/2

  Shareholder Information

     At March 14, 1997, the Company had approximately 81 holders of record and approximately

1,800 beneficial owners, of its Common Shares. In addition, the Units of limited partner interest in the Operating Partnership (which are redeemable for Common Shares subject to certain limitations) were held by 9 entities and or persons.

  Distribution Information

     The Company has adopted a policy of paying regular quarterly distributions on its Common Shares and cash distributions have been paid on the Company's Common Shares with respect to the period since its inception. The following table sets forth information regarding the declaration and payment of distributions by the Company since its commencement of operations on October 22, 1996.

             PERIOD WHICH               DISTRIBUTION  DISTRIBUTION     PER SHARE
             DISTRIBUTION                  RECORD       PAYMENT      DISTRIBUTION
               RELATES                      DATE          DATE          AMOUNT
             ------------               ------------  ------------  ---------------

October 22, 1996 - December 31, 1996..    12/31/96       1/17/97         $0.31(1)

    (1) Represents the pro rata portion (for the period from October 22, 1996 (inception of operations) through December 31, 1996) of a quarterly distribution of $0.40 per share.

     The foregoing distribution represents an approximate 57% return of capital in 1996. In order to maintain its qualification as a REIT, the Company must make annual distributions to its shareholders of at least 95% of its taxable income (which does not include net capital gains). During the period from October 22, 1996 to December 31, 1996 the Company declared distributions totaling $0.31 per share, of which approximately $0.13 per share was required to satisfy the 95% distribution test for maintaining its qualification as a REIT. Under certain circumstances the Company may be required to make distributions in excess of cash available for distribution in order to meet such REIT distribution requirements. In such event, the Company presently would expect to borrow funds, or to sell assets for cash, to the extent necessary to obtain cash sufficient to make the distributions required to retain its qualification as a REIT for federal income tax purposes.

     The Company has declared a cash distribution for the first quarter of 1997 in the amount of $.40 per share, payable on April 17, 1997 to holders of record on March 31, 1997. The Company currently anticipates that it will maintain at least the current distribution rate for the immediate future, unless actual results of operations, economic conditions or other factors differ from its current expectations. Future distributions, if any, paid by the Company will be at the discretion of the Board of Trustees of the Company and will depend on the actual cash flow of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the internal revenue code and such other factors as the Board of Trustees of the Company deem relevant.

  Recent Sales of Unregistered Securities

     On July 24, 1996, the Company was capitalized with the issuance to Michael
V. Prentiss of 50 Common Shares at $20 per share for an aggregate purchase price of $1,000. The Common Shares were purchased as an investment and for the purpose of organizing the Company. The Company issued these Common Shares in reliance on an exemption from registration under Section 4(2) of the Securities Act.

     On October 22, 1996, the Company privately placed an aggregate of 1,879,897 Common Shares with three institutional investors, in exchange for a portion of such investors' interests in the Operating Partnership. The Common Shares were acquired for investment and the transaction occurred in connection with the Offering and related Formation Transactions. The Company issued these Common Shares in reliance upon an exemption from registration under Section 4(2) of the Securities Act.

     Effective January 1, 1997, the Company issued an aggregate of 500 Common Shares of the Company to the Independent Trustees (defined in Item 10. "Trustees and Executive Officers of the Company") in accordance with the Trustees Plan as described in "Item 11. Executive Compensation--Trustees Plan."


ITEM 6.  SELECTED FINANCIAL AND OPERATING DATA

     The following sets forth selected financial and operating data for the Company on a pro forma and historical consolidated basis and the Predecessor Company (as defined in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations") on a historical combined basis. The following data should be read in conjunction with the financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K. The pro forma statement of operations and other data for the year ended December 31, 1996 include the historical results of the Company's operations from its commencement of operations on October 22, 1996 to December 31, 1996, and the historical results of the Predecessor Company's operations for the period of January 1, 1996 to October 21, 1996, adjusted to assume that the Offering and related Formation Transactions and the application of the net proceeds therefrom and the acquisition of properties had occurred at the beginning of the pro forma
period presented.   The pro forma financial information is not necessarily
indicative of what the financial position and result of operations of the Company would have been as of the dates and for the periods indicated, nor does it purport to represent or project the financial position and results of operations for future periods.

     Historical operating results of the Company and Predecessor Company, including net income, may not be comparable to future operating results. In addition, the Company believes that the book value of the Properties, which reflects historical costs of such real estate assets less accumulated depreciation, is not indicative of the fair value of the Properties.



                                                  COMPANY                                     PREDECESSOR COMPANY HISTORICAL
                                      ---------------------------   --------------------------------------------------------------
                                                     HISTORICAL                                   YEAR ENDED DEC. 31,
                                      PRO FORMA     OCT. 22, 1996     JAN. 1, 1996    --------------------------------------------
                                         1996     - DEC. 31, 1996   - OCT. 21, 1996     1995        1994       1993         1992
                                      ----------  ----------------  ----------------  --------------------------------------------

STATEMENTS OF OPERATIONS DATA:
Rental income.....................      $81,937         $  13,485          $ 27,086    $ 29,423    $ 25,256   $ 14,412   $  8,169
Fee and other income(1)...........        2,476               302            17,510      25,741      26,702     23,609     24,278
                                        -------         ---------          --------    --------    --------   --------   --------
  Total revenues..................       84,413            13,787            44,596      55,164      51,958     38,021     32,447
Operating expenses(1).............       25,968             4,670            24,845      31,127      33,178     28,667     31,925
Real estate taxes.................        7,986             1,162             3,085       3,030       2,691      1,631        712
Interest expense..................        9,796               846             5,951       3,882       3,191      1,444        491
Real estate depreciation and
 amortization.....................       16,392             2,696             5,993       7,060       5,451      3,312      1,900
Other depreciation and amortization           -                 -                 -         106         106        106        106
Equity in joint venture and
 unconsolidated subsidiaries(1)...        4,736             1,427                18          11          13         (4)         2
                                        -------         ---------          --------    --------    --------   --------   --------
Income (loss) before gain on sale of
property and minority interest....       29,007             5,840             4,740       9,970       7,354      2,857     (2,685)
Gain on sale of property..........                                              378           -       1,718          -          -
Minority interest(2)..............       (4,055)             (844)                -           -           -          -          -
                                        -------         ---------          --------    --------    --------   --------   --------
  Net income (loss)...............      $24,952         $   4,996          $  5,118    $  9,970    $  9,072   $  2,857   $ (2,685)
                                        =======         =========          ========    ========    ========   ========   ========
Net income per share..............         1.23               .25
Weighted average number shares
 outstanding......................       20,280            20,002

BALANCE SHEET DATA (END OF PERIOD):
 Real estate, before accumulated
  depreciation(3).................                        501,035                      $153,148    $151,673   $ 89,116   $ 42,561
 Real estate, after accumulated
    depreciation (3)..............                        482,528                       141,368     144,366     85,549     41,182
 Cash.............................                          7,226                         1,033       9,133      1,605      8,004
 Total assets.....................                        531,026                       154,635     164,307    117,819     53,327
 Debt on real estate(3)...........                        128,800                        46,442      46,732     20,473     10,186
 Total liabilities................                        151,977                        50,769      51,713     23,773     11,480
 Shareholders' equity.............                        325,221                       103,866     112,594     94,046     41,847
OTHER DATA (END OF PERIOD):
EBITDA (Company's 86.0% share)(4).      $55,549         $   9,843          $ 17,594    $ 22,106    $ 17,879   $ 10,681   $  3,879
                                        =======         =========          ========    ========    ========   ========   ========
Funds from Operations (Company's
 86.0% share)(5)..................      $40,907         $   7,684          $  9,983    $ 15,578    $ 11,945   $  6,238   $    257
                                        =======         =========          ========    ========    ========   ========   ========
Cash flow from operating activities.                    $  10,275          $ 12,268    $ 16,238    $ 13,059   $  6,115   $   (755)
Cash flow from investing activities.                    $(353,809)         $(32,985)   $ (4,301)   $(40,909)  $(71,977)  $(20,133)
Cash flow from financing activities.                    $ 350,759          $ 21,283    $(20,037)   $ 35,378   $ 59,463   $ 25,690
PROPERTY DATA (END OF PERIOD):(6)
Number of Properties..............           95                95                57          55          54         47         23
Total GLA in sq. ft...............        9,944             9,944             6,642       6,323       5,976      4,793      2,733
Occupancy %.......................          97%               97%               95%         97%         96%        95%        97%

(1) The Manager's operations are combined with the property operations in the historical statements of the Predecessor Company and are accounted for under the equity method in the Company's historical and pro forma statements; therefore, the historical statements of the Predecessor Company include the Manager's revenues and expenses on a gross basis in the respective income and expense line items and the Company's historical and pro forma statements present the Manager's net operations in the line item titled "Equity in joint venture and unconsolidated subsidiaries."

    Equity in joint venture and unconsolidated subsidiaries includes the Company's 49.9% interest in the partnership owning the Broadmoor Austin Properties (the "Broadmoor Austin Partnership") on a historical and pro forma basis, and the Predecessor Company's 25%, in the Broadmoor Austin Properties, which is accounted for on the equity method for all periods presented. For more information on the operations and accounts of the Broadmoor Austin Partnership, refer to footnote (6) in the footnotes to the consolidated financial statements and combined financial statements of the Company and Predecessor Company, respectively.

    Equity in joint venture and unconsolidated subsidiaries on a historical basis also includes the Predecessor Company's 15% general partnership interest in the Park West C2 Property. The operations and accounts are consolidated on a historical and pro forma basis for the Company.

(2) Represents an approximate 14.0% interest in the Operating Partnership which is owned by the minority interest holders on a historical and pro forma basis.

(3) In accordance with generally accepted accounting principles (GAAP), the balance sheet as of December 31, 1996 reflects the Company's investment in the Broadmoor Austin Properties using the equity method of accounting. As a result, the Company's 49.9% share of the Broadmoor Austin Partnership's real estate and related debt are not shown in the line items titled "Real estate, before accumulated depreciation," "Real estate, after accumulated depreciation" and "Debt on real estate." The following schedule represents the Balance Sheet Data as of December 31, 1996 on a pro forma basis as if the Company's share of the Broadmoor Austin Partnership's real estate and related debt thereon were included. This presentation is provided for informational purposes only:




                                              12/31/96              ADJUSTMENTS             PRO FORMA 12/31/96
                                            BALANCE SHEET    FOR COMBINING BROADMOOR'S      BALANCE SHEET DATA
                                          DATA AS PRESENTED       49.9% OWNERSHIP           BROADMOOR COMBINED
                                          -----------------  -------------------------      ------------------
  Real estate, before accumulated                 $ 501,035                    $69,781                $570,816
   depreciaation........................
  Real estate, after accumulated                  $ 482,528                    $57,812                $540,340
   depreciation.........................
  Debt on real estate...................          $ 128,800                    $69,860                $198,660

 (4) EBITDA means operating income before mortgage and other interest, income taxes, depreciation and amortization. The Company believes EBITDA is useful to investors as an indicator of the Company's ability to service debt and pay cash distributions. EBITDA, as calculated by the Company, is not comparable to EBITDA reported by other REITs that do not define EBITDA exactly as the Company defines that term. EBITDA does not represent cash generated from operating activities in accordance with GAAP, and should not be considered as an alternative to operating income or net income as an indicator of performance or as an alternative to cash flows from operating activities as an indicator of liquidity. The Company's EBITDA for the respective periods is calculated as follows:


                                               COMPANY                                  PREDECESSOR COMPANY HISTORICAL
                                      ---------------------------------  ----------------------------------------------------------
                                                          HISTORICAL
                                                        -------------                               YEAR ENDED DEC. 31,
                                      PRO FORMA         OCT. 22, 1996      JAN. 1, 1996  ------------------------------------------
                                         1996           DEC. 31, 1996    -OCT. 21, 1996  1995      1994         1993        1992
                                      ---------         -------------     -------------  -----     ----         ----        ----
EBITDA
Net Income (loss)..........          $24,952             $ 4,996           $ 5,118     $ 9,970     $ 9,072     $ 2,857     $(2,685)
Add:
 Interest expense..........            9,796                 846             5,951       3,882       3,191       1,444         491
 Real estate depreciation
  and amortization.........           16,392               2,696             5,993       7,060       5,451       3,312       1,900
 Other depreciation and
  amortization.............                -                   -                 -         106         106         106         106
 EBITDA of unconsolidated
  subsidiaries.............            4,634               1,700                 -           -           -           -           -
 EBITDA of unconsolidated
  joint venture............            9,394               1,810             3,792       4,698       4,700       4,697       4,700
Minority interest..........            4,055(1)              824(1)              -           -           -           -           -
Less:
 Gain on sale of property..                -                   -              (378)          -      (1,718)          -           -
 Equity in joint venture
  and unconsolidated
   subsidiaries............           (4,736)             (1,427)              (18)        (11)        (13)          4          (2)
                                     -------             -------           -------     -------     -------     -------     -------
EBITDA.....................          $64,487             $11,445           $20,458     $25,705     $20,789     $12,420     $ 4,510
                                     -------             -------           -------     -------     -------     -------     -------
EBITDA (Company's 86.0%
 share)....................          $55,459             $ 9,843           $17,594     $22,106     $17,879     $10,681     $ 3,879
---------------------------          =======             =======           =======     =======     =======     =======     =======

     (1) Represents the minority interest applicable to the holders of limited partnership Units.

(5) The Company generally considers funds from operations an appropriate measure of liquidity of an equity REIT because industry analysts have accepted it as a performance measure of equity REITs. "Funds from Operations," as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), means net income (computed in accordance with GAAP) excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. The Company's Funds from Operations are not comparable to Funds from Operations reported by other REITs that do not define that term using the current NAREIT definition. The Company believes that in order to facilitate a clear understanding of the combined historical operating results of the Prentiss Group and the Company, Funds from Operations should be examined in conjunction with net income (loss) as presented in the audited consolidated and combined financial statements and notes thereto of the Company and Predecessor Company included elsewhere in this Form 10-K. Funds from Operations does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income as an indication of the Company's performance or to cash flows as a measure of liquidity or ability to make distributions. The Company's and Predecessor Company's Funds from Operations for the respective periods is calculated as follows:


                                                  COMPANY                          PREDECESSOR COMPANY HISTORICAL
                                          ---------------------------    ---------------------------------------------------
                                                          HISTORICAL
                                                        -------------                            YEAR ENDED DEC. 31,
                                           PRO FORMA    OCT. 22, 1996      JAN. 1, 1996  ------------------------------------
                                              1996      DEC. 31, 1996    -OCT. 21, 1996  1995      1994       1993       1992
                                           ---------    -------------     -------------  -----     ----       ----       ----
                                                             (IN THOUSANDS, EXCEPT PER SHARE AND PROPERTY DATA)
FUNDS FROM OPERATIONS
Net Income (loss)....................      $24,952         $4,996            $ 5,118    $ 9,970   $ 9,072    $2,857  $(2,685)
Add:
 Real estate depreciation and
  amortization.......................       16,392          2,696              5,993      7,060     5,451     3,312    1,900
 Real estate depreciation and
  amortization of unconsolidated joint
  venture............................        2,167            419                875      1,084     1,084     1,084    1,084
 Minority interest...................        4,055(1)         824(1)               -          -         -         -        -
Less:
 Gain on sale of property............            -              -               (378)         -    (1,718)        -        -
                                           -------         ------            -------    -------   -------    ------  -------
Funds from Operations................      $47,566         $8,935            $11,608    $18,114   $13,889    $7,253  $   299
                                           -------         ------            -------    -------   -------    ------  -------
Funds from Operations (Company's 86.0
 share)...............................     $40,907         $7,684            $ 9,983    $15,578   $11,945    $6,238  $   257
                                           =======         ======            =======    =======   =======    ======  =======

   (1) Represents the minority interest applicable to the holders of limited partnership Units.

(6) With respect to the Property Data of the Predecessor Company, the information includes the Broadmoor Austin Properties, Park West C2, 3141 Fairview Park Drive and Plaza on Bachman Creek Properties only for the end of the periods subsequent to the Prentiss Group's acquisition of an ownership interest in the respective Properties.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the "Selected Financial and Operating Data" and the historical consolidated and combined financial statements and related notes thereto for the Company and the Predecessor Company, respectively, appearing elsewhere in this Form 10-K. The following discussion is based primarily on the consolidated financial statements of the Company for the period subsequent to the Offering and on the combined financial statements of the Predecessor Company for the periods prior to the Offering. The combined financial statements of the Predecessor Company include
(i) the results of operations from 47 properties for the periods presented, (ii) the results of operations of the 3141 Fairview Park Drive property for the portion of the periods after a Prentiss Group member acquired the property,
(iii) the results of operations of the Plaza on Bachman Creek for the portion of the periods after a Prentiss Group member acquired the property, (iv) a 25% equity interest in the Broadmoor Austin properties, (v) a 15% equity interest in the Park West C2 property for the portion of the periods in which the Prentiss Group owned a non-controlling interest, and (vi) results of operations of the Prentiss Properties Service Business conducted primarily by Prentiss Properties Limited, Inc. ("PPL") in the periods presented. The properties owned by the Operating Partnership, prior to the Formation Transactions, consist of Cumberland Office Park, 5307 East Mockingbird, Walnut Glen Tower, 8521 Leesburg Pike, all of the industrial properties in Baltimore, Maryland, except 9050 Junction Drive, and all of the industrial properties in Kansas City, Missouri; Dallas, Texas; and Milwaukee, Wisconsin.

     Historical results set forth in the "Selected Financial and Operating Data," the combined financial statements of the Predecessor Company, and the consolidated financial statements of the Company should not be taken as an indication of future operations of the Company.

OVERVIEW

     The Company was formed under the laws of the state of Maryland on July 12, 1996, to be a self-administered and self-managed real estate investment trust ("REIT"). The Company acquired a sole general partnership interest in Prentiss Properties Acquisition Partners, L.P. (the "Operating Partnership") through the Company's wholly-owned subsidiary Prentiss Properties I, Inc., a Delaware corporation and owns an approximate 86.0% limited partnership interest in the Operating Partnership.

     The Company has been formed to succeed to substantially all of the interests of PPL and its affiliates in (i) a portfolio of office and industrial properties and (ii) the national acquisition, property management, leasing, development and construction businesses of PPL and its affiliates (the "Prentiss Group"). The acquisition, property management, leasing, development and construction businesses will be carried out by the Operating Partnership and the Company's majority-owned affiliates, Prentiss Properties Limited, Inc. and Prentiss Properties Limited II, Inc. (collectively, the "Manager").

     On October 22, 1996, the Company commenced operations after completing an initial public offering of 16,000,000 Common Shares. The Company issued an additional 2,400,000 Common Shares on November 1, 1996 pursuant to the exercise of the underwriters' over-allotment option. The combined 18,400,000 Common Shares were issued at a price per share of $20.00 (the "Offering"). The Company used approximately $87.4 million of the net proceeds of the Offering and issued 1,879,897 Common Shares of the Company for a total consideration of approximately $125.0 million to purchase certain limited partners' interests in the Operating Partnership. The Company contributed the remaining net proceeds of the Offering to the Operating Partnership. Subsequent to these transactions, the Company held an approximate 86.0% interest in the Operating Partnership.

     The Prentiss Group members, who, prior to the Offering, collectively served as the general partner of the Operating Partnership, contributed to the Operating Partnership all of their interests in the properties and certain management contracts of PPL (the "Contracts") in exchange for 3,295,995 limited partnership units in the Operating Partnership ("Units").

     At December 31, 1996, the Company owned 95 properties containing approximately 9.9 million square feet, compared to the 55 properties containing approximately 6.3 million square feet owned by the Predecessor Company at December 31, 1995. The property acquisitions containing approximately 300,000 square feet were made by the Predecessor Company between December 31, 1995 and October 21, 1996. Concurrent with the Offering, the Company acquired 30 properties with approximately 2.2 million square feet and an additional 25% interest in a joint venture owning seven properties in which the Predecessor Company had an existing 25% ownership interest. Subsequent to the Offering, through December 31, 1996, the Company acquired eight properties containing approximately 1.1 million square feet.

RESULTS OF OPERATIONS

     The results of operations for the years ended December 31, 1995 and 1994 includes the operations of the Predecessor Company. The results of operations for the year ended December 31, 1996 includes the operations of the Predecessor Company for the period January 1, 1996 through October 21, 1996 and the operations of the Company from October 22, 1996 through December 31, 1996.


Comparison of Year Ended December 31, 1996 to Year Ended December 31, 1995

     Rental revenues increased by $11.1 million, or 37.9%, due primarily to the Properties acquired after December 31, 1995. Revenues for the Properties acquired prior to December 31, 1995 increased by $0.6 million, or 2%, due primarily to increases in rental income at the Cumberland Office Park of $0.4 million, 5307 E. Mockingbird of $0.3 million, Walnut Glen of $0.2 million and 8521 Leesburg Pike of $0.5 million, offset by decreases of $0.4 million, $0.3 million and $0.1 million at the Kansas City and Milwaukee Industrial Properties and other Properties, respectively. The decreases at the Kansas City Industrial Properties resulted primarily from the expiration of a 200,000 square foot lease during the first half of 1996. In February 1997, 100% of this Property was leased and the recognition of rental income commenced. The decrease in the Milwaukee Industrial Properties resulted primarily from the March 1996 bankruptcy of a tenant previously occupying approximately 70,000 square feet. The Company is currently marketing the space for lease.

     With respect to Properties acquired prior to December 31, 1995, property operating and maintenance expenses increased by $0.6 million for the year ended December 31, 1996 from the year ended December 31, 1995, $0.3 million of which relates to bad debt expense recognized on the above-mentioned bankrupt tenant. The additional costs relates primarily to the Properties with increased rental income during 1996.

     Real estate taxes, on these Properties, increased by $0.3 million, resulting primarily from increased property tax appraisals received on the Cumberland Office Park and Walnut Glen Properties. The Company continues to contest these increases.

Comparison of Year Ended December 31, 1995 to Year Ended December 31, 1994

     Total Revenues increased by $3.2 million, or 6.2%, to $55.2 million for the year ended December 31, 1995 from $52.0 million for the same period in 1994. Rental revenues increased $4.2 million, or 16.5%, to $29.4 million from $25.3 million, primarily as a result of the Company's acquisition of certain Industrial Properties in Baltimore, Maryland, and 8521 Leesburg Pike in late 1994 and two additional Industrial Properties in Kansas City, Missouri, in May 1994. These Property additions accounted for approximately $2.9 million of the increase in rental income; the remaining increase in rental income of approximately $1.2 million was the result of increased rental rates and occupancy rates in the existing portfolio which are estimated at $0.9 million and $0.3 million, respectively. Fee and other income decreased $1.0 million, or 3.6%, to $25.7 million from $26.7 million, primarily due to a decrease in development fees of $5.1 million and a decrease in leasing and tenant services fees of $1.9 million, offset by an increase in sale fees, other fees and other income of $6.1 million. The decrease in development fees was primarily due to the recognition of a significant fee in 1994 coupled with low development activity during 1995. The leasing and tenant services fee decreases were due to higher space rollover and leasing activity in 1994. Sale fees and other fees increased due to property sales and fees received as a result of contract termination payments.

     Total Expenses increased by $0.6 million, or 1.3%, to $45.2 million for the year ended December 31, 1995, from $44.6 million for the same period in 1994. Operating expenses decreased by $.1 million, or 0.2%, to $41.3 million from $41.4 million. Operating expenses includes a decrease of $1.1 million in compensation of the Manager's shareholders. Shareholder compensation was based on earnings of the Manager and was a means of distributing those earnings to the shareholders. The Manager had other decreases in operating expenses of $1.8 million which primarily was related to personnel cost reductions. Operating expenses of the properties increased by $2.8 million. This increase was comprised of an increase in property operating and maintenance expenses of $0.9 million, an increase of $0.3 million in real estate taxes and an increase of $1.6 million in depreciation and amortization. Approximately $2.0 of the increase in property operating expense was attributable to the property additions discussed previously and the remainder of the increase, $0.9 million was attributable to increased occupancy and an increase in amortization expense. Mortgage interest expense increased $0.7 million, or 21.7%, to $3.9 million for the year ended December 31, 1995 from $3.2 million for 1994. This increase was primarily the result of new financing related to acquisitions during the period along with additional financing obtained on the Dallas industrial properties.

     Gains on sale of property for the year ended December 31, 1994, was $1.7 million. This gain was the result of the sale of an industrial building in Ontario, California. The property was purchased in 1993.

     Net income for the year ended December 31, 1995 increased by $0.9 million, or 9.9%, to $10.0 million from $9.1 million for 1994. As discussed above, the increase in net income was the result of an increase in total revenues of $3.2 million, offset by an increase in total expenses of $0.6 million, and a decrease in gains on sale of property of $1.7 million.


LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents were $7.2 million and $1.0 million at December 31, 1996 and December 31, 1995, respectively. The increase in cash and cash equivalents is primarily a result of cash flows provided by operating and financing activities exceeding cash flow used in investing activities. Net cash provided by operating activities was $22.5 million for the year ended December 31, 1996 compared to the $16.2 million for the year ended December 31, 1995. The increase is due primarily to the transactions related to the property acquisitions and the operations of the Company subsequent to the Offering.

     Net cash used in investing activities increased from $4.3 million for the year ended December 31, 1995 to $386.8 million for the year ended December 31, 1996. This increase is due primarily to the transactions related to the Offering and acquisition of real estate assets subsequent to the Offering.

     Net cash provided by financing activities of $372.0 million for the year ended December 31, 1996 increased from a cash use of $20.0 million for the year ended December 31, 1995. This increase is primarily attributable to transactions related to the Offering and mortgage loans and other indebtedness incurred in the acquisition of real estate assets acquired subsequent to the Offering.

     Cash and cash equivalents were $1.0 million and $9.1 million at December 31, 1995 and 1994, respectively. The decrease in cash and cash equivalents is primarily a result of cash flows used by investing activities exceeding those provided by operating and financing activities. Net cash provided by operating activities in 1995 increased by $3.2 million compared to 1994. The increase was primarily attributable to the incremental increase in cash flow from operations provided by properties acquired in 1994 and an approximately $1.9 million increase in earnings from the Manager. The increase in the Manager's earnings was primarily due to reductions in operating expenses. Net cash used by investing activities in 1995 decreased by $36.6 million compared to 1994. The decrease was primarily a result of the acquisition of properties in 1994. These acquisitions were funded primarily through capital contributions and the addition of new real estate loans. Net cash provided by (used in) financing activities in 1995 decreased by $55.4 million compared to 1994. The decrease was primarily attributable to partner distributions of $15.3 million in 1995, compared to partner contributions, and new real estate loans of $12.1 million and $27.1 million, respectively, in 1994.

     At December 31, 1996, the Company had total outstanding indebtedness of approximately $198.7 million (the ''Mortgage Debt''), including the Company's pro rata share of the Broadmoor Austin Properties debt (Joint Venture Debt).
The Mortgage debt was collateralized by 66 of the Properties. The Mortgage Debt represents approximately 25.2% of the Company's approximate $788 million Total Market Capitalization (based on the $25 closing price of individual shares at December 31, 1996). Approximately $40.0 million of the Mortgage Debt consists of a mortgage loan that the Company obtained from an affiliate of Lehman Brothers Inc. and approximately $72.8 million represents borrowings the Company has made under the Line of Credit. The following table sets forth certain information regarding the Mortgage Debt at December 31, 1996:

                            REMAINING MORTGAGE DEBT

                              PRINCIPAL      INTEREST                                      ANNUAL
        DESCRIPTION             AMOUNT         RATE       AMORTIZATION      MATURITY      PAYMENT
---------------------------  ------------  -------------  ------------  ----------------  --------
Walnut Glen................     10,000             7.50%      None      January 31, 2001       750
FHP Denver.................      6,000             7.30%      None      November 1, 2000       438
Broadmoor Austin...........     69,860             9.75%      None       April 1, 2001       6,811
Line of Credit.............     72,800(1)    LIBOR + 1.75%    None      October 14, 1999     5,278
Other Mortgage Debt........     40,000(2)    LIBOR + 1.65%    None      November 1, 1999     2,860
                              --------                                                     -------
Total/Weighted Average.....   $198,660             8.12%                                   $16,137
                              ========                                                     =======

(1) The Line of Credit is collateralized by 33 Properties, including 16 Office Properties. The 30-day LIBOR of 5.50% as of December 31, 1996, was used for the calculation of the weighted average rate in the table above.

(2) The Other Mortgage Debt is collateralized by 24 Industrial Properties. The 30-day LIBOR of 5.50% as of December 31, 1996 was used for the calculation of the weighted average rate in the table above.

     On January 24, 1997, the Company increased the amount available under the Line of Credit from $100 million to $150 million and reduced the interest rate on borrowings under the Line of Credit from LIBOR plus 200 basis points to LIBOR plus 175 basis points. The Company currently has no amounts outstanding under the Line of Credit.

     On February 27, 1997, the Company closed on a ten-year fixed rate mortgage loan with an initial total available balance of $180.1 million, and $96.1 million outstanding (the "Mortgage Loan"). The Mortgage Loan is secured by liens on 54 Properties. The Mortgage Loan was obtained from an affiliate of Lehman Brothers Inc. ("Lehman"), the Managing Underwriter of the IPO. The Mortgage Loan bears interest at a rate of approximately 7.57% and matures on February 27, 2007. A portion of the proceeds of the Mortgage Loan were used to repay approximately $88.2 million of outstanding indebtedness under the Line of Credit. The balance of the proceeds from the Mortgage Loan will be used to fund a portion of the purchase prices of future acquisitions. Lehman has advised the Company that it intends to place the Mortgage Loan with investors sometime in the future.

     Pursuant to the Debt Limitation, the Company's combined indebtedness plus its pro rata share of Joint Venture Debt is limited so that, at the time such debt is incurred, it does not exceed 50% of the Company's Total Market Capitalization. The Predecessor Company had total outstanding indebtedness of 30.9% and 29.3% as of December 31, 1995 and December 31, 1994, respectively. As of December 31, 1996, the Company had the approximate capacity to borrow up to an additional $390.6 million under the Debt Limitation. The amount of indebtedness that the Company may incur, and the policies with respect thereto, are not limited by the Company's Declaration of Trust and Bylaws and are solely within the discretion of the Company's Board of Trustees.

     The Company has considered its short-term liquidity needs and the adequacy of adjusted estimated cash flows and other expected liquidity sources to meet these needs. The Company believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements and the minimum distribution required to maintain the Company's REIT qualification under the Code. The Company anticipates that these needs will be fully funded from the Company's initial working capital and the cash flows provided by operating activities and, when necessary to fund shortfalls resulting from the timing of collections of accounts receivable in the ordinary course of business, from the Line of Credit.

     The Company expects to meet its long-term liquidity requirements for the funding of activities such as development, property acquisitions, scheduled debt maturities, major renovations, expansions and other non-recurring capital improvements through long-term secured and unsecured indebtedness and the issuance of additional equity securities from the Company and the Operating Partnership. The Company also intends to use proceeds from the Line of Credit to fund property acquisitions, development, redevelopment, expansions and capital improvements on an interim basis.

     The Company expects to make distributions to its shareholders primarily based on its distributions from the Operating Partnership. The Operating Partnership's income will be derived primarily from lease revenues from the Properties and operations of the Manager. The Manager's sole source of income is fees generated by its office and industrial real estate management, leasing, development and construction businesses.


FUNDS FROM OPERATIONS

     The Company generally considers Funds from Operations an appropriate measure of liquidity of an equity REIT because industry analysts have accepted it as a performance measure of equity REITs. "Funds from Operations", as defined by the NAREIT, means net income (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. The Company believes that in order to facilitate a clear understanding of its operating results, Funds from Operations should be examined in conjunction with net income (loss) as presented in the audited consolidated and combined financial statements of the Company and Predecessor Company, respectively. Funds from Operations does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income as an indication of the Company's performance or to cash flows as a measure of liquidity or ability to make distributions.

                                                                                     PREDECESSOR COMPANY HISTORICAL
                                            COMPANY             ------------------------------------------------------------------
                                            HISTORICAL                                            YEAR ENDED DEC. 31,
                                            OCT. 22, 1996       JAN. 1, 1996 -      ----------------------------------------------
                                            DEC. 31, 1996       OCT. 21, 1996           1995      1994       1993      1992
                                            -------------       --------------      ----------------------------------------------
FUNDS FROM OPERATIONS
Net Income (loss)..........                     $4,996                $ 5,118        $ 9,970   $ 9,072     $2,857   $(2,685)
Add:
 Real estate depreciation
  and amortization.........                      2,696                  5,993          7,060     5,451      3,312     1,900
 Real estate depreciation
  and amortization of
  unconsolidated joint
  venture..................                        419                    875          1,084     1,084      1,084     1,084
 Minority interest.........                        824(1)                                  -         -          -         -
Less:
 Gain on sale of property..                                              (378)             -    (1,718)         -         -
                                                ------                -------        -------   -------     ------   -------
Funds from Operations......                     $8,935                $11,608        $18,114   $13,889     $7,253   $   299
                                                ======                =======        =======   =======     ======   =======
Funds from Operations
 (Company's 86.0% share)...                     $7,684                $ 9,983        $15,578   $11,945     $6,238   $   257
                                                ======                =======        =======   =======     ======   =======

(1) Represents the minority interest applicable to the holders of limited partnership Units.

     The Company's share of Funds from Operations increased by $2.1 million for the year ended December 31, 1996 from the year ended December 31, 1995, and increased by $3.6 million for the year ended December 31, 1995 from the year ended December 31, 1994 as a result of the factors discussed in the analysis of operating results.

INFLATION

     Most of the leases on the Properties require tenants to pay increases in operating expenses, including common area charges and real estate taxes, thereby reducing the impact on the Company of the adverse effects of inflation. Leases also vary in terms from one month to 15 years, further reducing the impact on the Company of the adverse effects of inflation.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Financial Statements and Financial Statement Schedule on page F-1 of this Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10. TRUSTEES AND EXECUTIVE OFFICERS OF THE COMPANY

     The Board of Trustees currently consists of seven members (the "Trustees"), five of whom are independent of the Company (the "Independent Trustees"). The Independent Trustees are those Trustees of the Company who are not officers or employees of the Company, nor do they have any affiliation to an officer or employee or any affiliate of (i) any subsidiary of the Company, or (ii) any partnership which is an affiliate of the Company. The Board of Trustees is divided into three classes who serve staggered three-year terms with the term of each Trustee expiring at the annual meeting of shareholders held three years after his election.

TRUSTEES AND EXECUTIVE OFFICERS

  The following table sets forth certain information with respect to the Trustees and executive officers of the Company.

           NAME              AGE                    POSITION
---------------------------  ---  --------------------------------------------

Michael V. Prentiss           53  Chief Executive Officer and Chairman of the
                                  Board of Trustees (Term will expire in 1999)
Thomas F. August              48  President, Chief Operating Officer and
                                  Trustee (Term will expire in 1998)
Thomas J. Hynes, Jr.          57  Independent Trustee (Term will expire in
                                  1999)
Barry J. C. Parker            49  Independent Trustee (Term will expire in
                                  1999)
Dr. Leonard M. Riggs, Jr.     54  Independent Trustee (Term will expire in
                                  1998)
Ronald G. Steinhart           56  Independent Trustee (Term will expire in
                                  1998)
Lawrence A. Wilson            61  Independent Trustee (Term will expire in
                                  1997)*
Dennis J. DuBois              51  Executive Vice President and Managing
                                  Director, Southwest Region
Richard J. Bartel             46  Executive Vice President--Financial
                                  Operations and Administration, and
                                  Chief Administrative Officer
Mark R. Doran                 42  Executive Vice President, Chief Financial
                                  Officer and Treasurer
Lawrence J. Krueger           41  Executive Vice President and Managing
                                  Director, Midwest Region
James B. Meyer                37  Senior Vice President and Managing
                                  Director, Southeast Region
David C. Robertson            40  Senior Vice President and Managing
                                  Director, Western Region
Robert K. Wiberg              41  Senior Vice President and Managing
                                  Director, Mid-Atlantic Region

  *Mr. Wilson was nominated for re-election which will be voted on at the Annual meeting on May 6, 1997.

  The following are biographical summaries of the Trustees and executive officers of the Company:

  Michael V. Prentiss serves as Chairman of the Board and Chief Executive Officer of the Company and has served in such capacity since its formation in October 1996. Mr. Prentiss, the founder of PPL, has over 25 years experience in real estate development, acquisitions, and investment management and has acquired or developed properties with an aggregate value in excess of $2 billion. From 1987 to 1992 he served as President and Chief Executive Officer of PPL, and since 1992, he has served as its Chairman and Chief Executive Officer. From 1978 to 1987, Mr. Prentiss served as President of Cadillac Fairview Urban Development, Inc. ("Cadillac Urban"), Executive Vice President and member of the Board of Trustees of Cadillac Fairview Corporation Limited ("Cadillac Fairview"), and a member of Cadillac Fairview's Executive Committee. Cadillac Urban was the largest business unit of Cadillac Fairview, responsible for all of its office, mixed-use and suburban office park development activity in the U.S. and Canada. Prior to 1978, Mr. Prentiss was President of Ackerman Development Company. Mr. Prentiss is a Baker Scholar graduate of the Harvard Graduate School of Business Administration. He holds a Bachelor of Science degree in Civil Engineering and a B.A. degree in Business Administration from Washington State University.

  Thomas F. August serves as President and Chief Operating Officer and Trustee of the Company and has served in such capacity since its formation in October 1996. Mr. August has served as President and Chief Operating Officer of PPL since 1992. From 1987 to 1992, Mr. August served as Executive Vice President and Chief Financial Officer of PPL. From 1985 to 1987, Mr. August served in executive capacities with Cadillac Urban. Prior to joining Cadillac Urban in 1985, Mr. August was Senior Vice President of Finance for Oxford Properties, Inc., in Denver, Colorado, an affiliate of a privately-held Canadian real estate firm. Previously, he was a Vice President of Citibank, responsible for real estate lending activities in the upper Midwest. Mr. August holds a B.A. degree from Brandeis University and an M.B.A. degree from Boston University.

  Thomas J. Hynes, Jr. serves as an Independent Trustee of the Company and has served in such capacity since its formation in October 1996. Mr. Hynes, Jr. is President and Chief Executive Officer of Meredith & Grew Incorporated, a Boston-based real estate brokerage firm, and has served in that capacity since 1988. Mr. Hynes, Jr. has been employed by Meredith & Grew Incorporated since 1965 in which time he has held various offices. Mr. Hynes, Jr. holds a B.A. degree from Boston College.

  Barry J.C. Parker serves as an Independent Trustee of the Company and has served in such capacity since its formation in October 1996. Mr. Parker is the immediate past Chairman of the Board, President and Chief Executive Officer of County Seat, Inc., a nationwide chain of 750 specialty apparel stores. Prior to joining County Seat, Inc. in 1985, Mr. Parker worked for the Children's Place, Inc. for 10 years and held various offices with that company including Senior Vice President and Chief Financial Officer, and Vice President and General Merchandising Manager. Mr. Parker worked for Federated Department Stores, Inc. prior to 1975 and held various management positions with that company's F&R Lazarus Department Store division. Mr. Parker holds a B.A. degree from Washington University in St. Louis and an M.B.A. degree from the University of Pennsylvania's Wharton School of Finance and Commerce.

  Dr. Leonard M. Riggs, Jr. serves as an Independent Trustee of the Company and has served in such capacity since its formation in October 1996. Dr. Riggs is Chairman and Chief Executive Officer of EmCare, Holdings Inc., a publicly-held physician practice management company specializing in emergency medicine. Dr. Riggs founded EmCare Holdings, Inc. as Emergency Health Service Associates in 1972. Dr. Riggs has also served as the Director of Emergency Medicine at Baylor University Medical Center since 1974. Dr. Riggs is past president of the American College of Emergency Physicians and is a director and member of the compensation committee of American Oncology Resources, Inc. He holds a B.S. degree from Centenary College of Shreveport, Louisiana and an M.D. degree from the University of Texas Southwestern Medical School in Dallas, Texas.

  Ronald G. Steinhart serves as an Independent Trustee of the Company and has served in such capacity since its formation in October 1996. Mr. Steinhart is Chairman and Chief Executive Officer, Commercial Banking Group, Banc One Corporation and has served in that capacity since 1995. He was also appointed as Regional Executive for Banc One Corporation's operations in Oklahoma, Arizona, Colorado and Utah earlier this year. Prior to 1995, Mr. Steinhart served as President and Chief Operating Officer of Banc One Texas, N.A. to which he was appointed in 1992 in connection with the merger of Team Bank into Banc One Texas, N.A. Prior to that merger, Mr. Steinhart served as Chairman and Chief Executive Officer of Team Bank, which he founded as Deposit Guaranty Bank in 1988. Mr. Steinhart served as President and Chief Operating Officer of InterFirst Corporation from 1981 to 1987. Prior to joining InterFirst Corporation in 1980, Mr. Steinhart organized investors to charter and purchase six banks. Mr. Steinhart holds a B.A. degree in accounting and a M.S. in finance from the University of Texas in Austin. He is also a Certified Public Accountant.

  Lawrence A. Wilson serves as an Independent Trustee of the Company and has served in such capacity since its formation in October 1996. Mr. Wilson is President and Chief Executive Officer of HCB Contractors, a construction and project management company that is a subsidiary of the Beck Group. Mr. Wilson also serves as a director of TU Electric. Mr. Wilson holds a L.L.B. degree from the Woodrow Wilson College of Law in Atlanta, Georgia and is a graduate of the Emory University Advanced Management Program.

  Dennis J. DuBois serves as Executive Vice President and the Managing Director of the Company's Southwest Region. He is also responsible for development and construction activities for the approximately 1.6 million square foot Park West Office Park, and Park West Commerce Center, a 366-acre industrial park, both in suburban Dallas. Mr. DuBois served as Executive Vice President of PPL since 1994 and from 1987 to 1993 as its General Counsel. He has more than 22 years of real estate experience in acquisitions, development and leasing of major buildings and mixed-use urban properties. Beginning in 1981, Mr. DuBois served as General Counsel for Cadillac Urban. Before joining Cadillac Urban in 1981, Mr. DuBois was a partner in a prominent Baltimore law firm. Mr. DuBois holds a B.A. degree from the University of Massachusetts and a J.D. from the University of Maryland Law School. He is a member of the Order of the Coif and a member of the Bar in the state of Maryland.

  Richard J. Bartel serves as Executive Vice President--Financial Operations and Administration and Chief Operating Officer--Property Management of the Company. Since 1995, Mr. Bartel has served in similar capacities for PPL, overseeing the operating aspects of its property management business, including quality control, management training and day-to-day operations. He also directs financial operations and administration, including accounting and reporting, taxes, insurance and human resources. Mr. Bartel served as Senior Vice President of Financial Operations of PPL from 1989 to 1995, Vice President of Financial Operations of PPL from 1987 to 1989 and Vice President of Financial Operations of Cadillac Urban from 1986 to 1987. Mr. Bartel holds a B.S. degree in Accounting from the University of Illinois and a Masters in Management from Northwestern University's Kellogg Graduate School of Management. He is also a Certified Public Accountant.

  Mark R. Doran serves as Executive Vice President, Chief Financial Officer and Treasurer of the Company. Mr. Doran is responsible for acquisition, development and investment activities of the Company, as well as securing interim and long-term financing and establishing and maintaining relationships with project financing sources. In 1992 and 1993, Mr. Doran served as Senior Vice President and Treasurer of PPL, and in 1990 and 1991 he served as its Vice President and Treasurer. Prior to joining PPL in 1990, Mr. Doran served as Senior Vice President for Lincoln Property Company, where he was responsible for the financing of Lincoln's commercial projects throughout the United States. Mr. Doran holds an M.B.A. degree and a B.B.A. degree in Accounting from Baylor University and is a member of the Urban Land Institute.

  Lawrence J. Krueger serves as Executive Vice President and the Managing Director of the Company's Midwest region. Mr. Krueger has served in that capacity for PPL since 1994. He also has primary responsibility for the development and construction of the 525-acre Continental Executive Parke office and light industrial complex in suburban Chicago. He served as Senior Vice President--Development of PPL from 1990 to 1994, Vice President--Development of PPL from 1987 to 1990 and Vice President--Development Cadillac Urban from 1986 to 1997. Mr. Krueger holds a B.A. degree in Business from Indiana University and a Masters degree in Urban Land Economics and Real Estate Investment Analysis from the University of Wisconsin, Madison. He is a member of the National Association of Industrial and Office Parks, the Industrial Development Research Council and the Japan-American Society of Chicago.

  James B. Meyer serves as Senior Vice President and the Managing Director of the Company's Southeast region. Mr. Meyer has served as Senior Vice President and Managing Director of PPL since 1995, was Senior Vice President from 1994 to 1995 and was a Vice President from 1990 to 1994. Mr. Meyer was also responsible for the acquisition of the 500,000 square foot Cumberland Office Park in Atlanta and the development and sale of One Atlantic Center (IBM Tower), a 1.1 million net rentable square foot landmark building in Midtown Atlanta. Prior to 1990, Mr. Meyer worked in various capacities for Cadillac Fairview, which he joined in 1984. Mr. Meyer holds an M.B.A. from the University of Pennsylvania's Wharton School of Finance and Commerce and a B.S. degree in civil engineering from Purdue University. He has served on the Boards of the Midtown Alliance, Downtown Atlanta Partnership, and numerous other civic and professional organizations.

  David C. Robertson serves as Senior Vice President and the Managing Director of the Company's Western region. Mr. Robertson has served as a Senior Vice President and Managing Director of PPL since 1995, a Vice President since 1993 and a General Manager since 1990. From 1986 to 1990, he worked in various capacities for Cadillac Fairview. Before joining Cadillac Fairview in 1986, Mr. Robertson was responsible for the management of various properties for Gerald D. Hines Interests and Henry S. Miller Management Corporation in Dallas. Mr. Robertson holds a California Real Estate License, and is a candidate for the Certified Property Manager designation from the Institute of Real Estate Management. He received a B.S. in banking and finance from

Mississippi State University, and is actively involved in the Institute of Real Estate Management and the Building Owners and Managers Association.

  Robert K. Wiberg serves as Senior Vice President and the Managing Director of the Company's Mid-Atlantic region. Mr. Wiberg has served as a Senior Vice President and Managing Director of PPL since 1995 and a Vice President for Development and Acquisitions since 1990. Prior to joining Cadillac Fairview in 1984, Mr. Wiberg was employed by Coldwell Banker in its Los Angeles office. As Vice President of Development and Acquisitions, Mr. Wiberg was responsible for PPL's development in Washington, D.C. and Northern Virginia, including the Fairview Park project. Mr. Wiberg holds an M.B.A. degree from the University of California, at Berkeley; a Masters degree in City and Regional Planning from Harvard University, and a B.A. degree from Cornell University.

TERMS OF OFFICE; RELATIONSHIPS

     The officers of the Company are elected annually by the Board of Trustees at a meeting held preceding each annual meeting of shareholders, or as soon thereafter as necessary and convenient in order to fill vacancies or newly created offices. Each officer holds office until his successor is duly elected and qualified or until death, resignation or removal, if earlier. Any officer or agent elected or appointed by the Board of Trustees may be removed by the Board of Trustees whenever in its judgment the best interests of the Company will be served thereby, but such removal shall be without prejudice to the contractual rights, if any, of the person so removed.

     There are no family relationships among any of the Trustees or executive officers of the Company. Except as described above, none of the Company's Trustees hold trusteeships in any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (the "Exchange Act") or pursuant to Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940. There are no arrangements or understandings between any Trustee or officer and any other person pursuant to which that Trustee was nominated or officer was selected.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16 (a) of the Exchange Act requires officers and Trustees, and persons who beneficially own more than ten percent (10%) of the Company's shares, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, Trustees and greater than ten percent (10%) beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on a review of the copies furnished to the Company and representations from the officers and Trustees, the Company believes that all
Section 16(a) filing requirements for the year ended December 31, 1996 applicable to its officers, Trustees and greater than ten percent (10%) beneficial owners were satisfied, with the exception of the following:

     On October 22, 1996, Mr. Mark R. Doran acquired beneficial ownership of 400 of the Company's Common Shares. Mr. Doran reported his acquisition of the 400 Common Shares of the Company on his Form 5 which was filed on February 3, 1997.

     Based on written representations from the officers and Trustees, the Company believes that no other Forms 5 for Trustees, officers and greater than ten percent (10%) beneficial owners were required to be filed with the SEC for the period ended December 31, 1996.

ITEM 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

The following table sets forth the base compensation in effect during the fiscal year ending December 31, 1996.

                                             ANNUAL COMPENSATION                            LONG TERM COMPENSATION
                                   ---------------------------------------  -------------------------------------------------------
                                                                                                SECURITIES
                                                        OTHER ANNUAL          RESTRICTED        UNDERLYING          ALL OTHER
                                                        COMPENSATION            STOCK             OPTIONS,        COMPENSATION
NAME AND PRINCIPAL POSITION  YEAR  SALARY($)(1)  BONUS       ($)              AWARDS ($)          SARS(#)            ($)(2)
---------------------------  ----  -----------   -----  ------------        ----------------  --------------      ------------

Michael V. Prentiss,
 Chairman of the Board,
 Trustee, and CEO            1996       35,014    N/A         5,283               None                 386,762         None
Thomas F. August,
 President and COO           1996       34,041    N/A          None               None                 173,944         None
Richard J. Bartel,
 Executive Vice President    1996       31,123    N/A          None               None                  85,000         None
Mark R. Doran, Executive
 Vice President and CFO      1996       29,178    N/A          None               None                  75,000         None
Dennis J. DuBois,
 Executive Vice President    1996       29,178    N/A          None               None                  64,366         None
Lawrence J. Krueger,
 Executive Vice President    1996       31,123    N/A          None               None                 125,000         None

(1) Salaries presented represent the amounts paid to the respective executive officers for the period October 22, 1996 (inception of operations) through December 31, 1996.

(2) The executive officers, receive health and disability insurance benefits which do not exceed 10% of their respective salaries. These benefits are also provided to all other employees of the Company.

Option Grants

     The following table sets forth information regarding grants of share options to the Company's executive officers during the 1996 fiscal year. The options were granted pursuant to the Company's 1996 Plan. No stock appreciation rights ("SARs") were granted during the 1996 fiscal year.

                                                                                                         POTENTIAL REALIZABLE VALUE
                                                                                                                    AT
                                                                                                        ASSUMED ANNUAL RATE OF SHARE
                                                                                                            PRICE APPRECIATION FOR
                                                                                                                  OPTION
                                                    INDIVIDUAL GRANTS                                              TERM
                         -----------------------------------------------------------------------------------------------------------

                          NUMBER OF
                         SECURITIES                 OPTIONS
                         UNDERLYING      % OF      GRANTED TO   EXERCISE OR   MARKET PRICE
                           OPTIONS      OPTIONS    EMPLOYEE IN   BASE PRICE    ON DATE OF    EXPIRATION
NAME                     GRANTED (#)  GRANTED(1)   FISCAL YEAR   ($/SHARE)   GRANT ($/SHARE)    DATE     0%($)    5%($)    10%($)
----                     -----------  ----------   -----------  -----------  --------------- ----------  ----     -----    ------

Michael V. Prentiss          386,762     23.4%        386,762     $ 20.00         $ 20.00        10/16/06  0   4,864,615  12,327,961

Thomas F. August             173,944     10.5%        173,944     $ 20.00         $ 20.00        10/16/06  0   2,187,833   5,544,430

Richard J. Bartel             75,000      4.5%         75,000     $ 20.00         $ 20.00        10/16/06  0     943,335   2,390,610

Richard J. Bartel             10,000       .6%         10,000     $23.375         $23.375        12/17/06  0     147,003     372,537

Mark R. Doran                 50,000      3.0%         50,000     $ 20.00         $ 20.00        10/16/06  0     628,890   1,593,740

Mark R. Doran                 25,000      1.5%         25,000     $23.375         $23.375        12/17/06  0     367,508     931,342

Dennis J. DuBois              39,366      2.4%         39,366     $ 20.00         $ 20.00        10/16/06  0     495,138   1,254,783

Dennis J. DuBois              25,000      1.5%         25,000     $23.375         $23.375        12/17/06  0     367,508     931,342

Lawrence J. Krueger           75,000      4.5%         75,000     $ 20.00         $ 20.00        10/16/06  0     943,335   2,390,610

Lawrence J. Krueger           50,000      3.0%         50,000     $23.375         $23.375        12/17/06  0     735,015   1,862,684


   (1) Represents the percentage of options granted to all employees during the year.


                                                                NUMBER OF SECURITIES UNDERLYING      VALUE OF UNEXERCISED OPTIONS AT

                                                                UNEXERCISED OPTIONS AT YEAR END                 YEAR END
                                 SHARES                        --------------------------------      -------------------------------
                                ACQUIRED       VALUE
         NAME                 ON EXERCISE     REALIZED          EXERCISABLE       UNEXERCISABLE      EXERCISABLE     UNEXERCISABLE
         ----                --------------   --------          -----------       -------------      -----------     -------------
Michael V. Prentiss                -             -                    -               386,762              -           1,933,810
Thomas F. August                   -             -                    -               173,944              -             869,720
Richard J. Bartel                  -             -                    -                75,000              -             375,000
Richard J. Bartel                  -             -                    -                10,000              -              16,250
Mark R. Doran                      -             -                    -                50,000              -             250,000
Mark R. Doran                      -             -                    -                25,000              -              40,625
Dennis J. DuBois                   -             -                    -                39,366              -             196,830
Dennis J. DuBois                   -             -                    -                25,000              -              40,625
Lawrence J. Krueger                -             -                    -                75,000              -             375,000
Lawrence J. Krueger                -             -                    -                50,000              -              81,250

EMPLOYMENT AGREEMENTS

  Messrs. Prentiss and August entered into employment agreements with the Company on October 22, 1996. Each agreement is for an initial term of three years, which will be automatically renewed for successive one-year periods unless otherwise terminated. The agreements provide for base annual compensation (as set forth in ''--Executive Compensation'' above) and incentive compensation to be determined by the Compensation Committee (within the terms set forth in ''--Incentive Compensation" below). Each employment agreement provides that the Compensation Committee may approve increases in the base salaries. Each of the employment agreements provides for certain severance payments in the event of disability or termination by the Company without cause or by the employee with cause. No other employee of the Company is employed pursuant to an employment agreement.

  The terms of Messrs. Prentiss' and August's employment agreements require that Messrs. Prentiss and August devote substantially all of their business time to the affairs of the Company. These agreements also, subject to certain exceptions, prohibit them from engaging, directly or indirectly, during the term of their employment or the Noncompetition Period (as defined below), in any activity anywhere in the U.S. that competes with the Company (the "Competitive Activities"). These provisions of each employment agreement survive the termination of such agreement until the expiration of the Noncompetition Period. The "Noncompetition Period" is the period beginning on the date of the termination of employment with the Company and ending on the second anniversary of such date.

  Mr. DuBois entered into a noncompetition agreement with the Company that, subject to certain limited exceptions, prohibits him from engaging, directly or indirectly, in Competitive Activities in the Southeastern U.S. and the Southwestern U.S., respectively, during the Noncompetition Period. In the event of an involuntary termination of Mr. DuBois' employment, the agreement does not prohibit him from engaging in Competitive Activities, but, during the Noncompetition Period, does prohibit him from (1) soliciting any employee of the Company to leave his or her job and (ii) soliciting any client or identified potential client of the Company during the Noncompetition Period.

1996 SHARE INCENTIVE PLAN

  Prior to the Offering, the Board of Trustees adopted, and the sole shareholder of the Company approved, the 1996 Plan for the purpose of attracting and retaining executive officers, Trustees and employees. The 1996 Plan is administered by the Compensation Committee of the Board of Trustees, or its delegate. The Compensation Committee may not delegate its authority with respect to grants and awards to individuals subject to Section 16 of the Exchange Act. As used in this summary, the term ''Administrator'' means the Compensation Committee or its delegate, as appropriate.

  Officers and other employees of the Company, the Operating Partnership and designated subsidiaries, including the Manager, generally will be eligible to participate in the 1996 Plan. The Administrator selects the individuals who will participate in the 1996 Plan (the ''Participants''). No Participant may be granted, in any calendar year, options that cover more than 390,000 Common Shares or SARs that cover more than 390,000 Common Shares. Options granted with tandem SARs shall be treated as a single award for purposes of applying the limitation in the preceding sentence. No Participant may be issued, in any calendar year, more than 50,000

Common Shares pursuant to an award of Restricted Shares (defined below) or Performance Shares (defined below) for more than 50,000 Common Shares.

  The 1996 Plan authorizes the issuance of up to 2,030,000 Common Shares. The Plan provides for the grant of (i) share options not intended to qualify as incentive share options under Section 422 of the Code, (ii) Performance Shares,
(iii) SARs, issued alone or in tandem with options, (iv) Restricted Shares, which are contingent upon the attainment of performance goals or subject to vesting requirements or other restrictions and (v) incentive awards. The Administrator shall prescribe the conditions which must occur for Restricted Shares to vest or for Performance Shares to vest and incentive awards to be earned.

  In connection with the grant of options under the 1996 Plan, the Administrator will determine the option exercise period and any vesting requirements. The initial options granted under the Plan will have 10-year terms and will become exercisable for one-third of the covered shares (disregarding fractional shares, if any) on the first and second anniversaries of the date of grant, and for the balance of the shares on the third anniversary of the date of grant subject to acceleration of vesting upon a change in control of the Company (as defined in the 1996 Plan). An option may be exercised for any number of whole shares less than the full number for which the option could be exercised. A Participant will have no rights as a shareholder with respect to Common Shares subject to his or her option until the option is exercised. To the extent an option has not become exercisable at the time of a Participant's termination of employment, it will be forfeited unless the Administrator exercises its discretion to accelerate vesting for the Participant. If a Participant is terminated due to dishonesty or similar reasons, all unexercised options, whether vested or unvested, will be forfeited. Any Common Shares subject to options which are forfeited (or expire without exercise) pursuant to the vesting requirement or other terms established at the time of grant will again be available for grant under the 1996 Plan. The exercise price of options granted under the 1996 Plan may not be less than the fair market value of the Common Shares on the date of grant. Payment of the exercise price of an option granted under the 1996 Plan may be made in cash, cash equivalents acceptable to the Compensation Committee or, if permitted by the option agreement, by exchanging Common Shares having a fair market value equal to the option exercise price.

  On the effective date of the Offering, options for 1,219,438 Common Shares were granted to employees and officers, including the officers named in "Executive Compensation" above, at an exercise price equal to $20.00. On November 4, 1996, the Board of Trustees authorized the grant of 1,500 options to employees with ten or more years of service with the Company. Through December 31, 1996, 37,500 options were granted at an exercise price equal to $20.625 per share. On December 17, 1996, the Board of Trustees authorized the grant of 395,000 options in total to various officers and employees at an exercise price equal to $23.375 per share.

  No option, SAR, Restricted Shares, incentive award or Performance Shares may be granted under the 1996 Plan after December 31, 2006. The Board may amend or terminate the 1996 Plan at any time, but an amendment will not become effective without shareholder approval if the amendment materially (i) increases the number of shares that may be issued under the 1996 Plan (other than an adjustment or automatic increase described above); (ii) changes the eligibility requirements; or (iii) increases the benefits that may be provided under the 1996 Plan. No amendment will affect a Participant's outstanding award without the Participant's consent.

INCENTIVE COMPENSATION

  The Company may award incentive compensation to employees of the Company and its subsidiaries, including incentive awards under the 1996 Plan that may be earned on the attainment of performance objectives stated with respect to criteria described above or other performance-related criteria. The Compensation Committee may, in its discretion, approve bonuses to executive officers and certain other officers and key employees if the Company achieves Company-wide, regional and/or business unit performance objectives determined by it each year. To the extent a bonus exceeds 100% of such an employee's base salary, the Company may pay such excess in Restricted Shares.

THE TRUSTEES' PLAN

  Prior to the Offering, the Board of Trustees also adopted, and the Company's sole shareholder approved, the Trustees' Plan to provide incentives to attract and retain Independent Trustees.

  The Trustees' Plan provides for the grant of options and the award of Common Shares to each eligible Trustee of the Company. No Trustee who is an employee of the Company, the Operating Partnership, or designated subsidiaries, including the Manager, is eligible to participate in the Trustees' Plan.

  The Trustees' Plan provides that each Independent Trustee who is a member of the Board of Trustees on the effective date of the Offering (a "Founding Trustee") will be granted an option for 10,000 Common Shares at an exercise price equal to the Offering Price. Each Independent Trustee who is not a Founding Trustee will receive an option for 10,000 Common Shares on the date of the first Board of Trustees meeting following the annual meeting of shareholders at which the Independent Trustee is first elected to the Board of Trustees; provided, however, that an Independent Trustee (other than a Founding Trustee) who is first elected or appointed to the Board of Trustees other than at an annual meeting of shareholders shall receive an option for 10,000 Common Shares on the date of such election or appointment. The exercise price of options granted in accordance with the preceding sentence shall be the fair market value of a Common Share on the date of grant. The exercise price of options granted under the Trustees' Plan may be paid in cash, acceptable cash equivalents, Common Shares or a combination thereof. Options issued under the Trustees' Plan are exercisable for ten years from the date of grant.

  An option granted under the Trustees' Plan shall become exercisable for 2,500 Common Shares on each of the first through fourth anniversaries of the date of grant, provided that Trustee is a member of the Board of Trustees on such anniversary date. To the extent an option has become exercisable under the Trustees' Plan, it may be exercised whether or not the Trustee is a member of the Board on the date or dates of exercise. An option may be exercised for any number of whole shares less than the full number for which the option could be exercised. A Trustee will have no rights as a shareholder with respect to Common Shares subject to his or her option until the option is exercised.

  On the effective date of the Offering, options for 50,000 Common Shares were granted to the Independent Trustees at an exercise price equal to $20.00 per share.

  Each Independent Trustee will also receive quarterly an award of Common Shares. Awards will be made on each March 1, June 1, September 1 and December 1 (each date, a "Quarterly Award Date") during the term of the Trustees' Plan. Each Independent Trustee will receive, on each Quarterly Award Date on which he or she is a member of the Board of Trustees, the number of Common Shares having a fair market value on that date that as nearly as possible equals, but does not exceed, $2,500. A Trustee will be immediately and fully vested in all such Common Shares awarded to him or her under the Trustees' Plan.

  The terms of outstanding options, the number of Common Shares for which options will thereafter be awarded, and the number of Common Shares to be awarded on a Quarterly Award Date shall be subject to adjustment in the event of a share dividend, share split, combination, reclassification, recapitalization or other similar event.

  The Trustees' Plan provides that the Board of Trustees may amend or terminate the Trustees' Plan, but the Trustees' Plan may not be amended more than once every six months other than to comply with changes in the Internal Revenue Code, the Employee Retirement Income Security Act of 1974, or the rules thereunder. An amendment will not become effective without shareholder approval if the amendment materially changes the eligibility requirements or increases the benefits that may be provided under the Trustees' Plan. No options for Common Shares may be granted and no Common Shares may be awarded under the Trustees' Plan after December 31, 2002.

SAVINGS PLAN

  The Company intends to continue, and the Operating Partnership and designated subsidiaries, including the Manager (each, a "Participating Employer"), have adopted, the Employee Savings Plan & Trust (the "401(k) Plan") of PPL which was originally adopted in 1987. Prior service with PPL will be credited in full as service with the Company or a Participating Employer for all purposes under the 401(k) Plan, including eligibility and vesting.
  Each employee of the Company and a Participating Employer may enroll in the 401(k) Plan on March 1, June 1, September 1, and December 1 after completing one year and 1,000 hours of service and attaining age 21 (an enrolled employee is a "Plan Participant"). Plan Participants are immediately vested in their pre-tax and after-tax contributions, matching and discretionary Company contributions, and earnings thereon.

  The 401(k) Plan permits each Plan Participant to elect to defer up to 15% of base compensation, subject to the annual statutory limitation ($9,500 for 1996) prescribed by Section 402(g) of the Code, on a pre-tax basis. Plan Participants may also elect to make an after-tax contribution of up to 8% of their base compensation. The Company and the Participating Employers will make matching contributions equal to 25% of amounts deferred up to $500 in deferrals. The Company and the Participating Employers may also make annual contributions if the Company achieves certain performance objectives to be determined on an annual basis by the Compensation Committee. Matching and discretionary contributions will be made in cash or Common Shares.

SHARE PURCHASE PLAN

  The Company adopted a "Share Purchase Plan." Under the Share Purchase Plan, employees of the Company, the Operating Partnership, and designated subsidiaries, including the Manager, will be able to purchase Common Shares directly from the Company at a 15% discount to the then-current market value at the date of purchase. Purchases may be made by any employee with more than one full year of continuous employment on the last business day each of June and December. An employee's purchases, on an annual basis, under the Share Purchase Plan will be limited to the lesser of 15% of the employee's base salary or $25,000. The maximum number of Common Shares that may be purchased under the Share Purchase Plan is 500,000. Employees who participate in the plan described in the preceding sentence will recognize income, and the Company will be allowed a business expense deduction, equal to the discount at the time of a purchase.

COMPENSATION OF TRUSTEES

  The Company intends to pay its Trustees who are not officers of the Company fees for their services as Trustees. Each such Trustee will receive annual compensation of $10,000 in Common Shares payable quarterly and a fee of $1,250 plus expenses for attendance in person at each meeting of the Board of Trustees, $250 for each telephonic meeting of the Board of Trustees and $500 for each committee meeting attended. In addition, each such Trustee will receive options under the 1996 Trustees' Share Incentive Plan (the "Trustees' Plan") to purchase 10,000 Common Shares at an exercise price equal to the Offering Price, which options will vest in equal installments over a four-year period on the anniversary of the date of grant. Officers of the Company who are Trustees will not be paid any trustee fees.

        COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION ON
                            COMPENSATION DECISIONS

  During 1996, the Company's Compensation Committee of the Board of Trustees consisted of Thomas J. Hynes, Jr., Leonard M. Riggs, Jr., and Lawrence A. Wilson, constituting all of the Independent Trustees, none of whom was, prior to or during 1996, an officer or employee of the Company. None of such persons had any relationships requiring disclosure under applicable rules and regulations. The Company did not have a policy during 1996 prohibiting its executive officers from participating in deliberation of the Board of Trustees regarding executive compensation. Consequently, Messrs. Prentiss and August, who are also Trustees of the Company, were present during deliberations of the Board of Trustees regarding executive compensation during 1996. Messrs. Prentiss and August, in their capacities as Trustees, participated in such deliberations.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

  The following table sets forth information, as of March 14, 1997, regarding each person known to the Company to be the beneficial owner of more than five percent (5%) of its Common Shares. Unless otherwise indicated, such Common Shares are owned directly and the indicated person has sole voting and investment power with respect thereto.

                                           AMOUNT AND
                                           NATURE OF
      NAME AND ADDRESS                     BENEFICIAL     PERCENT OF
      OF BENEFICIAL OWNER                  OWNERSHIP       CLASS/1/
      -------------------                  ----------     ----------
Cohen & Steers Capital Management, Inc.     2,551,900       12.58%
757 Third Avenue
New York, New York 10017

SECURITY OWNERSHIP OF MANAGEMENT

  The following table sets forth the beneficial ownership of Common Shares of
(i) each person who is a shareholder of the Company owning more than 5% of the beneficial interest in the Company, (ii) each person who is a Trustee, Trustee nominee or executive officer of the Company and (iii) the Trustees and executive officers of the Company as a group. Unless otherwise indicated in the footnotes, all of such interests are owned directly, and the indicated person or entity has sole voting and investment power. The number of shares represents the number of Common Shares the person is expected to hold plus the number of shares for which Units expected to be held by the person are redeemable (if the Company elects to issue Common Shares rather than pay cash upon such redemption). The extent to which the persons will hold Common Shares as opposed to Units is set forth in the notes.


___________________________________________________
/1/  Based upon 20,280,397 shares of outstanding as of March 14, 1997.

                                                     NUMBER OF SHARES AND
                                                      UNITS BENEFICIALLY
                                                         OWNED AFTER       PERCENT OF ALL COMMON    PERCENT OF ALL
        NAME OF BENEFICIAL OWNER                         THE OFFERING       SHARES AND UNITS(1)    COMMON SHARES(1)
        ------------------------                     --------------------  ----------------------  ----------------
Michael V. Prentiss/(2)(3)/ ........................            2,583,698                  10.96%             11.3%

Thomas F. August/(2)(4)/ ...........................              342,423                   1.45%             1.66%

Thomas J. Hynes, Jr./(5)/ ..........................                1,100                      *                 *

Barry J.C. Parker/(5)/ .............................                5,100                      *                 *

Dr. Leonard M. Riggs, Jr./(5)/ .....................                7,600                      *                 *

Ronald G. Steinhart/(5)/ ...........................                5,100                      *                 *

Lawrence A. Wilson/(5)/ ............................                  100                      *                 *

Dennis J. DuBois/(2)(6)/ ...........................              210,582                    .89%             1.03%

Richard J. Bartel/(7)/ .............................                1,100                      *                 *

Richard B. Bradshaw/(2)(10)/ .......................              159,292                    .68%              .78%

Mark R. Doran/(8)/ .................................                  400                      *                 *

Lawrence J. Krueger/(11)/ ..........................                1,000                      *                 *

James B. Meyer/(9)/ ................................                  700                      *                 *

David C. Robertson/(9)/ ............................               10,000                      *                 *

Robert K. Wiberg/(9)/ ..............................                1,000                      *                 *
                                                                ---------                  -----             -----

All Trustees and executive officer (11 persons).....            3,329,195                  14.12%            14.12%
                                                                =========                  =====             =====

--------------
  * Less than 1%.
/(1)/
       Assumes that all Units held by the person are redeemed for Common Shares. The total number of Common Shares outstanding used in calculating the percentage of all Common Sharesand Units assumes that all of the Units held by other persons are redeemed for Common Shares. The total number of Common Shares outstanding used in calculating the percentage of all Common Shares assumes that none of the Units held by other persons are redeemed for Common Shares.

/(2)/ Includes the principal's allocable share of Units held by PPL and various other Prentiss Group entities (including the trust discussed in 3 below) which received Units in the Formation Transactions, in exchange for interests in Properties or the Prentiss Properties Service Business.
/(3)/
       Excludes 386,762 Common Shares issuable upon the exercise of options granted under the 1996 Plan, which vest in equal installments on each of the first three anniversaries of the date of the grant. Includes Units redeemable for 336,000 Common Shares whichare held in a trust of which Mr. Prentiss is a trustee, and in which Mr. Prentiss disclaims beneficial ownership.
/(4)/
       Excludes 173,944 Common Shares issuable upon the exercise of options granted under the 1996 Plan, which vest in equal installments on each of the first three anniversaries of the date of the grant.
/(5)/
       The Independent Trustees will receive a fee of $10,000 per year payable quarterly in Common Shares. The table includes the shares that have been issued in 1997. Excludes 10,000 Common Shares issuable upon the exercise of options granted under the Trustees' Plan, which vest in equal installments over a four-year period on the anniversary date of the grant.

/(6)/
       Excludes 39,366 and 25,000 Common Shares issuable upon the exercise of options granted under the 1996 Plan, which vest in equal installments on each of the first three anniversaries of the date of the grant.

/(7)/
       Excludes 75,000 and 10,000 Common Shares issuable upon the exercise of options granted under the 1996 Plan, which vest in equal installments on each of the first three anniversaries of the date of the grant.
/(8)/
       Excludes 50,000 and 25,000 Common Shares issuable upon the exercise of options granted under the 1996 Plan, which vest in equal installments on each of the first three anniversaries of the date of the grant.
/(9)/
       Excludes 50,000 Common Shares issuable upon the exercise of options granted under the 1996 Plan, which vest in equal installments on each of the first three anniversaries of the date of the grant.

/(10)/
       Excludes 64,366 Common Shares issuable upon the exercise of options granted under the 1996 Plan, which vest in equal installments on each of the first three anniversaries of the date of the grant. Mr. Bradshaw's status as an executive officer ceased on March 1, 1997. He will continue as an employee beyond March 1, 1997 in a non-decision making capacity.

/(11)/
       Excludes 75,000 and 50,000 Common Shares issuable upon the exercise of options granted under the 1996 Plan, which vest in equal installments on each of the first three anniversaries of the date of the grant.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

BENEFITS TO RELATED PARTIES

  The Prentiss Group, including the Prentiss Principals, realized certain benefits as a result of the Offering and the Formation Transactions, including the following:

  Receipt of Units by the Prentiss Group.   Members of the Prentiss Group
received a total of 3,295,995 Units in consideration for their interests in the Properties, the Development Parcels, the Options and the Prentiss Properties Service Business in connection with the Formation Transactions. These Units (representing approximately 14% of the equity interests in the Company on a consolidated basis) have a total value of approximately $82.4 million based on the $25.00 December 31, 1996 closing price per share, compared to a net tangible book value of the assets contributed to the Operating Partnership by the Prentiss Group of approximately $4.7 million. The Company believes that the net tangible book value of the individual assets contributed to the Operating Partnership by the Prentiss Group (which reflects the historical cost of such assets less accumulated depreciation), is less than the aggregate current market value of such assets. Any time after two years following the Closing Date, the members of the Prentiss Group holding Units may, in accordance with the Operating Partnership Agreement, exchange all or a portion of such Units for cash or, at the election of the Company, Common Shares on a one-for-one basis. The Company currently expects that it will not elect to pay cash for Units in connection with any such exchange request, but instead will exchange Common Shares for such Units. The Units may provide the members of the Prentiss Group with increased liquidity and, until disposition of certain assets contributed to the Company, with continued deferral of the taxable gain associated with those assets.

  Increase in Prentiss Group's Net Tangible Investment.   Members of the
Prentiss Group realized an immediate increase of $45.7 million in the net tangible book value of their original $4.7 million investment in the Company. The immediate increase is derived from the difference between the net tangible assets per share before and after the Formation Transactions multiplied by the 3,295,995 Units received as consideration.

  Messrs. Prentiss and August Employment Agreements.   Prior to the IPO, Messrs.
Prentiss and August entered into employment agreements with the Company. Each agreement is for an initial term of three years, which will be automatically renewed for successive one-year periods unless otherwise terminated. The agreements provide for base annual compensation (as set forth in "--Executive Compensation" above) and incentive compensation to be determined by the Compensation Committee (within the terms set forth in "--Incentive Compensation" above). Each employment agreement provides that the Compensation Committee may approve increases in the base salaries. Each of the employment agreements provides for certain severance payments in the event of disability or termination by the Company without cause or by the employee with cause. No other employee of the Company is currently employed pursuant to an employment agreement.

  The terms of Messrs. Prentiss' and August's employment agreements require that Messrs. Prentiss and August devote substantially all of their business time to the affairs of the Company. These agreements also, subject to certain exceptions, prohibit them from engaging, directly or indirectly, during the term of their employment or the Noncompetition Period, in any activity anywhere in the U.S. that competes with the Company. These provisions of each employment agreement survive the termination of such agreement until the expiration of the Noncompetition Period.

  Mr. DuBois entered into noncompetition agreements with the Company that, subject to certain limited exceptions, prohibit them from engaging, directly or indirectly, in Competitive Activities in the Southeastern U.S. and the Southwestern U.S., during the Noncompetition Period. In the event of an involuntary termination of Mr. DuBois' employment, the agreement does not prohibit him from engaging in Competitive Activities, but, during the Noncompetition Period, does prohibit him from (1) soliciting any employee of the Company to leave his or her job and (ii) soliciting any client or identified potential client of the Company during the Noncompetition Period.

  Options Granted.   The Company has granted to the Prentiss Principals, 70
employees of the Company and the Independent Trustees, options to purchase an aggregate of 1,651,938 Common Shares under the Company's 1996 Share Incentive Plan at the Offering Price, subject to certain vesting requirements.

  Maintenance of Debt for Benefit of Prentiss Principals. In connection with the Formation Transactions, the Company agreed to maintain at least $1.3 million of indebtedness secured by certain of the Properties outstanding for three years and to permit certain Prentiss Group members to guaranty such debt through December 31, 1998 in order to defer certain tax consequences associated with the Formation Transactions.

  Restriction on Certain Transfers of The Plaza on Bachman Creek. The Company agreed that it shall not dispose of The Plaza on Bachman Creek prior to December 31, 1999, unless such disposition is structured as a tax-deferred like-kind exchange under Section 1031 of the Code, in order to defer certain tax consequences associated with the transfer of the Property to the Company by the Prentiss Group.

REPAYMENT OF TERMINATION FEE NOTE

  PPL held a note from PCIG which was paid with the proceeds of sales of properties owned by PCIG. The Company acquired the PGC, 155 Alexandra Way and Wood Dale 1 & 2 Properties from PCIG and subsequent to the Offering, PPL received a payment from the seller of approximately $500,000 of the sale proceeds from those Properties under the note.

SHARING OF OFFICES AND EMPLOYEES

  The Company shares the executive offices and certain employees with the Manager. Each company bears its share of costs including allocable portions of rent, salaries, office expenses, employee benefits and various fixtures and equipment. To the extent that services are provided between the companies, such services are charged at cost plus a mark up of 15%. The total of these charges paid by the Company from October 22, 1996 throughout December 31, 1996 totaled approximately $198 thousand.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

     (a)  Financial Statements, Financial Statement Schedule and Exhibits
          (1 & 2) See Index to Financial Statements and Financial Statement Schedule on page F-1 of this Form 10-K.
          (3)  Exhibits:

               The exhibits listed below are filed as part of this report or incorporated by reference("*") to the Company's Registration Statement on Form S-11, File

               No. 333-9863 (the "Registration Statement"), Current Event Report of December 31, 1996 on Form 8-K and/or Form 8-K/A, or the registration of the Share Purchase Plan on Form S-8, File No. 333-20329.

                EXHIBIT NO.   DESCRIPTION
                ----------    -----------
                       3.1*  -- Form of Amended and Restated Declaration of
                                 Trust of the Registrant
                       3.2*  -- Bylaws of the Registrant
                       3.3*  -- Amended and Restated Declaration of Trust of
                                 Prentiss Properties Trust
                       4.1*  -- Form of Common Share Certificate
                       5.1*  -- Opinion of Hunton & Williams
                      10.1*  -- Form of Second Amendment to First Amended and
                                 Restated Agreement of Limited Partnership of
                                 Prentiss Properties Acquisition Partnership,
                                 L.P.
                      10.2   -- Second Amended and Restated Agreement of Limited
                                 Partnership
                      10.3   -- Credit Agreement among Prentiss Properties
                                 Acquisition Partners, L.P. and Bank One, Texas,
                                 N.A., and NationsBank of Texas, N.A.
                      10.4   -- Modification, Amendment, and Increase of Credit
                                 Agreement and Other Loan Documents
                      10.5*  -- Form of Employment Agreement for Michael V.
                                 Prentiss
                      10.6*  -- Form of Employment Agreement for Thomas F.
                                 August
                      10.7*  -- Form of Agreement Not to Compete for Richard B.
                                 Bradshaw
                      10.8*  -- Form of Agreement Not to Compete for Dennis J.
                                 DuBois
                      10.9*  -- Contribution Agreement by and between the
                                 Operating Partnership and PPL
                     10.10*  -- Agreement of Purchase and Sale of Partnership
                                 Interest by and Among Prentiss Properties
                                 Austin, L.P. and PPL
                     10.11*  -- Agreement of Purchase and Sale of Partnership
                                 Interests by and Among Prentiss Properties
                                 Burnett, Inc., Prentiss Properties Burnett II,
                                 Inc. and PPL
                     10.12*  -- Agreement of Purchase and Sale of Partnership
                                 Interest and Option Agreement by and Between
                                 11,000 Burnet Road Corporation and PPL
                     10.13*  -- Agreement of Purchase and Sale of Partnership
                                 Interests by and Among Fairview Eleven, Inc.,
                                 the Prentiss Principals and PPL
                     10.14*  -- Agreement of Purchase and Sale of Partnership
                                 Interest by and Between Prentiss Properties
                                 Itasca, L.P. and PPL
                     10.15*  -- Agreement of Purchase and Sale of Partnership
                                 Interests by and Between Prentiss O'Hare
                                 Illinois, Inc., Prentiss O'Hare Illinois II,
                                 Inc. and PPL
                     10.16*  -- Agreement of Purchase and Sale of Partnership
                                 Interests by and Between Prentiss Properties C-
                                 2 Investors, L.P. and PPL
                     10.17*  -- Agreement of Sale of Partnership Interest by and
                                 Among New York Life Insurance Company, Prentiss
                                 Properties Austin, L.P. and PPL
                     10.18*  -- Purchase Agreement By and Between the Operating
                                 Partnership and PPL
                     10.19*  -- Agreement of Purchase and Sale and Joint Escrow
                                 Instructions By and Between LAPCO Industrial
                                 Parks and PPL
                     10.20*  -- First Amendment to Agreement of Purchase and
                                 Sale and Joint Escrow Instructions By and
                                 Between LAPCO Industrial Parks and PPL
                     10.21*  -- Agreement of Purchase and Sale of Partnership
                                 Interests By and Among LW-RTC, Inc., LW-LP,
                                 Inc., NP Investment VI Co. and PPL
                     10.22*  -- Agreement of Sale (Real Property) By and Between
                                 Property Asset Management Inc. and PPL
                                 (Annapolis, Maryland)
                     10.23*  -- Agreement of Sale (Real Property) By and Between
                                 Property Asset Management Inc. and PPL (Irving,
                                 Texas)


                     10.24*  -- Agreement of Sale (Real Property) By and Between
                                 Property Asset Management Inc. and PPL
                                 (Houston, Texas)
                     10.25*  -- Letter Agreement dated as of August 5, 1996 from
                                 PPL to LW-LP, Inc., LW-RTC, Inc. and NP
                                 Investment VI Co.
                     10.26*  -- Real Estate Purchase and Sale Agreement By and
                                 Between Principal Mutual Life Insurance Company
                                 and Prentiss Properties Investors, Inc.
                     10.27*  -- 1996 Share Incentive Plan
                     10.28*  -- Agreement of Purchase and Sale By and Between
                                 Dulles Corner Properties II Limited Partnership
                                 ("Seller") and Prentiss Properties Acquisition
                                 Partners, L.P. ("Purchaser") dated December 27,
                                 1996
                     10.29   -- Loan Agreement Between Prentiss Properties Real
                                 Estate Fund I, L.P. as Borrower and Lehman
                                 Brother Realty Corporation as Lender
                      23.1   -- Consent of Independent Accountants

                      27     -- Financial Data Schedule

  (b)  Reports on Form 8-K and/or Form 8-K/A

       A current report on Form 8-K and Form 8-K/A, dated December 31, 1996, was filed by the Company with respect to the acquisition by the Operating Partnership, of which the Company is the sole general partner through a wholly-owned subsidiary, of two Class "A" suburban office buildings in Herndon, VA (the "Dulles Properties"). The buildings total approximately 281,000 square feet and are part of the three million square foot Dulles Corner Office Park, located at the intersection of Route 28 and the Dulles Toll Road, adjacent to Dulles International Airport.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     PRENTISS PROPERTIES TRUST



                                     By:           /s/ Thomas P. Simon
                                         ---------------------------------------
               Date                                  Thomas P. Simon
               ----                                  Vice President
           March 21, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                Date                                 Signature
                ----                                 ---------


           March 21, 1997                      /s/ Michael V. Prentiss
                                       ----------------------------------------
                                                  Michael V. Prentiss
                                                Chief Executive Officer
                                            Chairman of the Board of Trustees

           March 21, 1997                       /s/ Thomas F. August
                                       ----------------------------------------
                                                    Thomas F. August
                                          President and Chief Operating Officer
                                                       Trustee

           March 21, 1997                         /s/ Mark R. Doran
                                       ----------------------------------------
                                                    Mark R. Doran
                                              Executive Vice President,
                                               Chief Financial Officer
                                                    and Treasurer

           March 21, 1997                        /s/ Thomas P. Simon
                                       ----------------------------------------
                                                     Thomas P. Simon
                                                     Vice President

           March 21, 1997                       /s/ Thomas J. Hynes, Jr.
                                       ----------------------------------------
                                                    Thomas J. Hynes, Jr.
                                                        Trustee

           March 21, 1997                       /s/ Barry J.C. Parker
                                       ----------------------------------------
                                                    Barry J.C. Parker
                                                        Trustee

           March 21, 1997                    /s/ Dr. Leonard M. Riggs, Jr.
                                       ----------------------------------------
                                                 Dr. Leonard M. Riggs, Jr.
                                                         Trustee

           March 21, 1997                       /s/ Ronald G. Steinhart
                                       ----------------------------------------
                                                    Ronald G. Steinhart
                                                         Trustee

           March 21, 1997                       /s/ Lawrence A. Wilson
                                       ----------------------------------------
                                                    Lawrence A. Wilson
                                                         Trustee

                           PRENTISS PROPERTIES TRUST

                         INDEX TO FINANCIAL STATEMENTS

FINANCIAL STATEMENTS                                                        PAGE
--------------------                                                        ----

   Report of Independent Accountants......................................  F-2

   Consolidated Balance Sheet of Prentiss Properties Trust (the
    "Company") as of December 31, 1996 and Combined Balance Sheet
    of the Predecessor Company as of December 31, 1995....................  F-3

   Consolidated Statement of Income of the Company for the Period
    October 22, 1996 (inception of operations) to December 31, 1996 and Combined Statements of Income for the Predecessor Company
    for the Period January 1, 1996 to October 21, 1996, and the
    Years Ended December 31, 1995 and 1994................................  F-4

   Consolidated Statement of Changes in Shareholders' Equity of the
    Company for the Period October 22, 1996 (inception to operations)
    to December 31, 1996 and Combined Statements of Changes in Equity
    of the Predecessor Company for the Period January 1, 1996 to
    October 21, 1996 and the Years Ended December 31, 1995 and 1994.......  F-5

   Consolidated Statement of Cash Flows of the Company for the Period
    October 22, 1996 (inception of operations) to December 31, 1996 and Combined Statements of Cash Flows of the Predecessor Company
    for the Period January 1, 1996 to October 21, 1996, and the Years
    Ended December 31, 1995 and 1994......................................  F-6

   Notes to Consolidated and Combined Financial Statements................  F-7

FINANCIAL STATEMENT SCHEDULE

   Schedule III:  Real Estate and Accumulated Depreciation................  F-20

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Trustees and Shareholders of Prentiss Properties Trust

  We have audited the accompanying consolidated and combined financial statements and the financial statement schedule of Prentiss Properties Trust (the "Company") and the Predecessor Company as listed on page F-1 of this Form 10-K. These consolidated and combined financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the consolidated and combined financial position of Prentiss Properties Trust as of December 31, 1996 and the Predecessor Company as of December 31, 1995, and the consolidated and combined results of operations and cash flows for the periods October 22, 1996 through December 31, 1996 and January 1, 1996 through October 21, 1996, and the years ended December 31, 1995 and 1994, respectively, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be set forth therein.

Coopers & Lybrand L.L.P.


Dallas, Texas
February 12, 1997, except as to Note 18
for which the date is February 20, 1997.

                           PRENTISS PROPERTIES TRUST
                            AND PREDECESSOR COMPANY
                   CONSOLIDATED AND COMBINED BALANCE SHEETS

                   (dollars in thousands, except share data)

                                                                 PREDECESSOR
                                             THE COMPANY           COMPANY
                                          ------------------  ------------------
                                          DECEMBER 31, 1996   DECEMBER 31, 1995
                                          ------------------  ------------------
                                     ASSETS
Assets:

Real estate.............................           $501,035            $153,148
  Less: accumulated depreciation........            (18,507)            (11,780)
                                                   --------            --------
                                                    482,528             141,368

Deferred charges and other assets, net..             11,747               7,135
Receivables, net........................              5,356               2,755
Cash and cash equivalents...............              7,226               1,033
Escrowed cash...........................                867               1,294
Other receivables (affiliates)..........              1,346
Investments in joint venture and
 unconsolidated subsidiaries............             21,956               1,050
 Total assets...........................           --------            --------
                                                   $531,026            $154,635
                                                   ========            ========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
 Debt on real estate....................           $128,800            $ 46,442
 Accounts payable and other liabilities.             15,868               3,622
 Distributions payable..................              7,309
 Other liabilities (affiliates).........                                    705
                                                   --------            --------
   Total liabilities....................            151,977              50,769
                                                   --------            --------

Minority interest in Operating                       52,857
 Partnership............................           --------            --------
Minority interest in partnerships.......                971
                                                   --------            --------
Commitments and contingencies

Shareholders' equity:
  Common shares $.01 par value,
  100,000,000 shares
  authorized, 20,279,897 shares
  issued and outstanding................                203
 Additional paid-in capital.............            326,309
 Predecessor company equity.............                                103,866
 Distributions in excess of accumulated
  earnings..............................             (1,291)
                                                   --------            --------
  Total shareholders equity.............            325,221             103,866
                                                   --------            --------
  Total liabilities and shareholders'
   equity...............................           $531,026            $154,635
                                                   ========            ========

   The accompanying notes are an integral part of these financial statements.

                           PRENTISS PROPERTIES TRUST
                            AND PREDECESSOR COMPANY
                CONSOLIDATED AND COMBINED STATEMENTS OF INCOME

           (dollars and shares in thousands, except per share data)

                                           THE COMPANY            PREDECESSOR COMPANY
                                          --------------  -----------------------------------
                                          OCT. 22, 1996   JAN. 1, 1996   YEARS ENDED DEC. 31,
                                             THROUGH         THROUGH     --------------------
                                          DEC. 31, 1996   OCT. 21, 1996      1995      1994
                                          --------------  -------------  --------------------
Revenues:
  Rental income.........................        $13,485         $27,086    $29,423    $25,256
  Management fees.......................            192           7,903      9,979      9,810
  Development, leasing, sale and other
   fees.................................            110           9,607     15,762     16,892
                                                -------         -------    -------    -------
   Total revenues.......................         13,787          44,596     55,164     51,958
                                                -------         -------    -------    -------

Expenses:
 Property operating and maintenance.....          3,618           7,550      7,696      7,040
 Real estate taxes......................          1,162           3,085      3,030      2,691
 General and administrative.............            547           5,304      6,293      5,323
 Personnel costs, net...................            505          11,991     17,138     20,815
 Interest expense.......................            759           4,549      3,783      3,120
 Amortization of deferred financing
  costs.................................             87           1,402         99         71
 Depreciation and amortization..........          2,696           5,993      7,166      5,557
                                                -------         -------    -------    -------
   Total expenses.......................          9,374          39,874     45,205     44,617
                                                -------         -------    -------    -------

  Equity in joint venture and
   unconsolidated subsidiaries..........          1,427              18         11         13
                                                -------         -------    -------    -------

Income before minority interest and
 gain on sale of property...............          5,840           4,740      9,970      7,354
Minority interest.......................           (844)
                                                -------         -------    -------    -------

Income before gain on sale of property..          4,996           4,740      9,970      7,354
Gain on sale of property................                            378                 1,718
                                                -------         -------    -------    -------
Net income..............................        $ 4,996         $ 5,118    $ 9,970    $ 9,072
                                                =======         =======    =======    =======

Net income per common share.............        $   .25
                                                =======

Weighted average number of common
 shares outstanding.....................         20,002
                                                =======

  The accompanying notes are an integral part of these financial statements.

                           PRENTISS PROPERTIES TRUST
                            AND PREDECESSOR COMPANY
              CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN
                             SHAREHOLDERS' EQUITY

                   (dollars in thousands, except share data)

                                                     PREDECESSOR
                                                       COMPANY        THE COMPANY - SHAREHOLDERS' EQUITY
                                                     ------------  ----------------------------------------
                                                         NET       COMMON  ADD'L. PAID-IN  DIST. IN EXCESS
                                            TOTAL       EQUITY     SHARES     CAPITAL      ACCUM. EARNINGS
                                          ---------  ------------  ------  --------------  ----------------
Balance at December 31, 1993............  $ 94,046      $ 94,046
  Net income............................     9,072         9,072
  Contributions.........................    12,139        12,139
  Distributions of PPL income...........    (2,663)       (2,663)
                                          --------      --------     ----        --------          -------

Balance at December 31, 1994............   112,594       112,594
  Net income............................     9,970         9,970
  Distributions.........................   (15,250)      (15,250)
  Distributions of PPL income...........    (4,498)       (4,498)
  Equity on purchase of Park West C2....     1,050         1,050
                                          --------      --------     ----        --------          -------

Balance at December 31, 1995............   103,866       103,866
 Net income.............................     5,118         5,118
 Distributions..........................    (6,375)       (6,375)
 Distributions of PPL income............    (2,395)       (2,395)
 Equity on purchase of Plaza on Bachman
  Creek.................................     3,314         3,314
                                          --------      --------     ----        --------          -------

Balance at October 21, 1996.............   103,528       103,528
 Acquisition of Predecessor Company's
  interest..............................   (98,316)      (98,316)
 Contribution of Predecessor Company's
  interest..............................                  (5,212)                $  5,212
 Net proceeds from issuance of common
  shares (20,279,897 common shares).....   321,300                   $203         321,097
 Distributions declared ($.31 per share)    (6,287)                                                $(6,287)
 Net income.............................     4,996                                                   4,996
                                          --------      --------     ----        --------          -------
Balance at December 31, 1996............  $325,221      $            $203        $326,309          $(1,291)
                                          ========      ========     ====        ========          =======

  The accompanying notes are an integral part of these financial statements.

                           PRENTISS PROPERTIES TRUST
                            AND PREDECESSOR COMPANY
              CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

                            (dollars in thousands)

                                                           PREDECESSOR
                                           THE COMPANY       COMPANY
                                          --------------  --------------
                                          OCT. 22, 1996    JAN. 1, 1996    YEARS ENDED DEC. 31,
                                             THROUGH         THROUGH      ----------------------
                                          DEC. 31, 1996   OCT. 21, 1996       1995      1994
                                          --------------  --------------  ----------------------


CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income.............................      $   4,996        $  5,118    $  9,970    $  9,072

 Adjustments to reconcile net income to
  net cash provided by operating
  activities:
  Minority interest.....................            844
  Gain on sale of property..............                           (378)                 (1,718)
  Depreciation and amortization.........          2,696           5,993       7,166       5,557
  Amortization of deferred financing....             87           1,402          99          71
  Equity income in joint venture and
   unconsolidated subsidiaries..........         (1,427)            (18)        (11)        (13)
  Changes in assets and liabilities:
  Provision for doubtful accounts.......            201            (120)       (150)        310
  Receivables...........................         (2,377)           (497)       (265)       (654)
  Other assets..........................           (712)           (199)        176        (549)
  Escrowed cash.........................          1,325            (898)        (93)       (698)
  Accounts payable and other
    liabilities.........................          6,166           2,392        (756)      1,557
  Amounts due to/from affiliates........         (1,524)           (527)        102         124
                                              ---------        --------    --------    --------
  Net cash provided by operating
  activities............................         10,275          12,268      16,238      13,059
                                              ---------        --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of and additions to
   investment in real estate............       (335,689)        (33,544)     (4,669)    (71,856)
  Proceeds from sale of real estate.....                            559                   7,894
  Investment in joint venture and
   unconsolidated subsidiaries...........       (20,902)
  Distribution received from joint
   venture...............................           373
  Cash from contributed assets...........         2,409                         368      23,053
                                                               --------    --------    --------
  Decrease in escrowed cash..............     ---------
  Net cash used in investing activities..      (353,809)        (32,985)     (4,301)    (40,909)
                                              ---------        --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from sale of common shares       337,604
  Partner's Contributions................                         3,314                  12,139
  Contributions from minority interest
    holders...............................          950
  Distributions..........................                        (6,375)    (15,250)
  Proceeds from debt on real estate......       112,800          29,000                  27,100
  Repayments of debt on real estate......       (99,462)           (261)       (289)       (841)
  Deferred financing costs...............        (1,133)         (2,000)                   (357)
  Distribution of PPL income.............                        (2,395)     (4,498)     (2,663)
                                              ---------        --------    --------    --------
  Net cash provided by financing
    activities............................      350,759          21,283     (20,037)     35,378
                                              ---------        --------    --------    --------
  Net increase in cash and cash
    equivalents...........................        7,225             566      (8,100)      7,528
  Cash and cash equivalents, beginning
    of periods............................            1           1,033       9,133       1,605
  Cash and cash equivalents, end of           ---------        --------    --------    --------
    periods...............................      $ 7,226        $  1,599    $  1,033    $  9,133
                                              =========        ========    ========    ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest.................
                                              $     983        $  4,720    $  3,786    $  2,946
                                              =========        ========    ========    ========

  The accompanying notes are an integral part of these financial statements.

                           PRENTISS PROPERTIES TRUST
                            AND PREDECESSOR COMPANY
                      NOTES TO CONSOLIDATED AND COMBINED
                             FINANCIAL STATEMENTS

(1)   ORGANIZATION AND BASIS OF PRESENTATION

     Prentiss Properties Trust (the "Company") was formed under the laws of the state of Maryland on July 12, 1996, to be a self-administered and self-managed real estate investment trust ("REIT"). The Company acquired a sole general partnership interest in Prentiss Properties Acquisition Partners, L.P. (the "Operating Partnership") through the Company's wholly-owned subsidiary Prentiss Properties I, Inc., a Delaware corporation and owns an approximate 86.0% limited partnership interest in the Operating Partnership.

     The Company has been formed to succeed to substantially all of the interests of Prentiss Properties Limited, Inc. ("PPL") and its affiliates in (i) a portfolio of office and industrial properties and (ii) the national acquisition, property management, leasing, development and construction businesses of PPL and its affiliates (the "Prentiss Group"). The acquisition, property management, leasing, development and construction businesses will be carried out by the Operating Partnership and the Company's majority-owned affiliates, Prentiss Properties Limited, Inc. and Prentiss Properties Limited II, Inc. (collectively, the "Manager").

     On October 22, 1996, the Company commenced operations after completing an initial public offering of 16,000,000 common shares. The Company issued an additional 2,400,000 common shares on November 1, 1996 pursuant to the exercise of the underwriters' over-allotment option. The combined 18,400,000 common shares were issued at a price per share of $20.00 (the "Offering"). The Company used approximately $87.4 million of the net proceeds of the Offering and issued 1,879,897 common shares of the Company for a total consideration of approximately $125.0 million to purchase certain limited partners' interests in the Operating Partnership. The Company contributed the remaining net proceeds of the Offering to the Operating Partnership. Subsequent to these transactions, the Company held an approximate 86.0% interest in the Operating Partnership.

     The Prentiss Group members, who, prior to the Offering, collectively served as the general partner of the Operating Partnership, contributed to the Operating Partnership all of its interests in the Properties (as defined below) and certain management contracts of PPL (the "Contracts") in exchange for 3,295,995 limited partnership units in the Operating Partnership ("Units").

     Upon completion of the Offering and certain related transactions (collectively, the "Formation Transactions"), the Company owned 87 properties, 28 office and 59 industrial containing 8.9 million net rentable square feet including 57 properties totaling approximately 6.6 million square feet acquired from the Predecessor Company (defined below). Subsequent to the Offering, through December 31, 1996, the Company acquired eight additional properties, (collectively, the "Acquired Properties"). The Acquired Properties consist of five Class "A" suburban office properties totaling approximately 850,000 square feet and three suburban industrial properties totaling approximately 226,000 square feet. The office properties are located in the Chicago, Illinois; Denver, Colorado; and Northern Virginia markets. The industrial properties are located in the Chicago, Illinois market. The purchase price of the Acquired Properties totaled approximately $116.6 million, which was funded principally with borrowings under the Line of Credit totaling $72.8 million, other indebtedness incurred or assumed directly by the Company totaling $35.0 million and approximately $8.8 million of cash reserves. As of December 31, 1996, the Company owned 95 properties, 33 office and 62 industrial (the "Properties") representing 9.9 million square feet in 12 major markets throughout the U.S.

     The accompanying combined financial statements of the Predecessor Company include the accounts of Prentiss Properties Acquisition Partners, L.P.; the operations of Prentiss Properties Limited, Inc.; a 50% equity investment in Austex Associates L.P. (''Austex''), the accounts of Fairview Eleven Investors L.P. (''3141 Fairview Park Drive'') from February 23, 1996 through October 21, 1996, the accounts of the Plaza on Bachman Creek from August 19, 1996 through October 21, 1996; and a 15% equity investment in Park West C2 Associates (''Park West C2'') from September 5, 1995 through October 21, 1996. The accounts are presented on a combined basis, as the above properties were under the control of the Prentiss Group, have common management and were part of the formation of the Company. The Predecessor Company's 50% investment in Austex, which held a 50% investment

                           PRENTISS PROPERTIES TRUST
                            AND PREDECESSOR COMPANY
                      NOTES TO CONSOLIDATED AND COMBINED
                             FINANCIAL STATEMENTS

in Broadmoor Austin, and its investment in Park West C2 were accounted for using the equity method of accounting.

     All significant intercompany transactions have been eliminated in the combined financial statements.

     The following summarizes the Company's interests in the Properties at December 31, 1996:

                                  NUMBER OF     COMPANY                           COMPANY
OFFICE PROPERTIES                 PROPERTIES  OWNERSHIP %     LOCATION            NOTES
-----------------                 ----------  -----------  ---------------        --------
FHP Denver.....................       1          100%       Denver, CO            (C)
Cumberland Office Park.........       9          100%       Atlanta, GA           (A)
1717 Deerfield Road............       1          100%       Chicago, IL           (C)
O'Hare Plaza II................       1          100%       Chicago, IL           (C)
One Northwestern Plaza.........       1          100%       Southfield, MI        (B)
Broadmoor Austin...............       7           50%       Austin, TX            (A), (D)
Park West C2...................       1          100%       Dallas, TX            (A)
Park West E1...................       1          100%       Dallas, TX            (B)
Park West E2...................       1          100%       Dallas, TX            (B)
5307 East Mockingbird..........       1          100%       Dallas, TX            (A)
Walnut Glen Tower..............       1          100%       Dallas, TX            (A)
Cottonwood Office Center.......       3          100%       Dallas, TX            (B)
Plaza on Bachman Creek.........       1          100%       Dallas, TX            (A)
3141 Fairview Park Drive.......       1          100%       Northern VA           (A)
8521 Leesburg Pike.............       1          100%       Northern VA           (A)
2411 Dulles Corner Park........       1          100%       Northern VA           (C)
2455 Horsepen Road.............       1          100%       Northern VA           (C)
                                     --
  Total Office Properties......      33
                                     --

INDUSTRIAL PROPERTIES
---------------------
Pacific Gateway Center.........      18          100%       Los Angeles, CA       (B)
155 Alexandra Way..............       1          100%       Chicago, IL           (C)
Wood Dale 1 & 2................       2          100%       Chicago, IL           (C)
8869 Greenwood.................       1          100%       Baltimore, MD         (A)
1329 Western Avenue............       1           99%       Baltimore, MD         (A), (E)
Deep Run 1 & 2.................       2           99%       Baltimore, MD         (A), (E)
4611 Mercedes Drive............       1           98%       Baltimore, MD         (A), (E)
9050 Junction Drive............       1          100%       Baltimore, MD         (B)
Northland Park.................       4          100%       Kansas City, MO       (A)
North Topping Street...........       1          100%       Kansas City, MO       (A)
Airworld Drive.................       1          100%       Kansas City, MO       (A)
107th Terrace..................       1          100%       Kansas City, MO       (A)
Nicholson III..................       3          100%       Dallas, TX            (A)
13425 Branchview...............       1          100%       Dallas, TX            (A)
1002 Avenue T..................       1          100%       Dallas, TX            (A)
1625 Vantage Drive.............       1          100%       Dallas, TX            (A)
West Loop Business Park........       5          100%       Houston, TX           (B)
Airport Properties.............      12          100%       Milwaukee, WI         (A)
Oak Creek Properties...........       2          100%       Milwaukee, WI         (A)
North West Properties..........       3          100%       Milwaukee, WI         (A)
                                     --
  Total Industrial Properties..      62
                                     --
Total Properties...............      95
                                     ==

                           PRENTISS PROPERTIES TRUST
                            AND PREDECESSOR COMPANY
                      NOTES TO CONSOLIDATED AND COMBINED
                             FINANCIAL STATEMENTS

   (A) As discussed above, the Predecessor Company had an interest in 57 of the Company's properties prior to the formation of the Company.
   (B) In connection with the Formation Transactions, the Company purchased 30 properties.
   (C) Subsequent to the formation of the Company, through December 31, 1996, the Company purchased eight properties.
   (D) The Company holds a non-controlling 49.9% interest in the Broadmoor Austin Associates Joint Venture. The Broadmoor Austin Associates Joint Venture owns and operates an office complex in Austin, Texas, consisting of seven properties. The Company accounts for its interest using the equity method of accounting.
   (E) Four of the Baltimore industrial properties are owned by three partnerships. The Company holds the majority general partnership interest of each of the Partnerships and consolidates the accounts and operations of the partnerships.

     With the exception of the Broadmoor Austin properties, all Properties are majority-owned by the Company and the accounts and operations are consolidated. The Company owns a 49.9% interest in Broadmoor Austin and accounts for its interest using the equity method of accounting. The Company also owns a 95% non-voting economic interest in the Manager. The Manager conducts the majority of the Company's third-party management operations and, due to the non-voting nature of the Company's ownership interest in the Manager, the Company accounts for its interest using the equity method of accounting.


(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Real Estate

     Real estate and leasehold improvements are stated at the lower of depreciated cost or net realizable value. In accordance with Statement of Financial Accounting Standards No. 121, ''Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of,'' the Operating Partnership will record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the estimated undiscounted cash flows to be generated by those assets are less than the carrying amounts of those assets. The Company periodically reviews its properties to determine if its carrying costs will be recovered from future operating cash flows. In cases where the Company does not expect to recover its carrying costs, the Company recognizes an impairment loss. No such impairment losses have been recognized to date.

     Depreciation on buildings and improvements is provided under the straight-line method over an estimated useful life of 30 to 50 years for office buildings and 25 to 30 years for industrial buildings.

     Maintenance and repairs are charged to operations as incurred; major renewals and betterments are capitalized. When assets are sold or retired, their costs and related accumulated depreciation are removed from the accounts with the resulting gains or losses reflected in net income (loss).

 Deferred Charges

     Deferred financing costs are recorded at cost and are being amortized over the life of the related debt. Leasing commissions and leasehold improvements are deferred and amortized over the terms of the related leases. Other deferred charges are amortized over terms applicable to the expenditure.

 Cash and Cash Equivalents

     Cash and cash equivalents consist of cash on hand and investments with maturities of three months or less when purchased.

 Escrowed Cash

     Escrowed funds as of December 31, 1996 and 1995 are comprised of funds held for the payment of real estate taxes.

                           PRENTISS PROPERTIES TRUST
                            AND PREDECESSOR COMPANY
                      NOTES TO CONSOLIDATED AND COMBINED
                             FINANCIAL STATEMENTS

Income Taxes

  The Company intends to qualify and will elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), commencing with its short taxable year ended December 31, 1996. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax on its taxable income that is distributed to its shareholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 95% of its annual taxable income. The Predecessor Company's statements combine the operations and balances of partnerships and an S-corporation neither of which is directly subject to income tax. The tax effect of its activities accrues to the individual partners and/or principals of the respective entity. The Manager consists of legal entities subject to federal income tax on their taxable income at regular corporate rates.

Leases

  The Company and Predecessor Company, each as lessor, has retained substantially all of the risks and benefits of ownership and accounts for its leases as operating leases.

Revenue Recognition

  Rental income is recognized over the terms of the leases as it is earned.

  Management company income, principally management fees and recoveries of the Manager, is recognized as earned. Other income consists of (i) development fees, which are recognized ratably over each project's development period, as defined;
(ii) leasing fees, which are generally recognized upon tenant occupancy of the leased premises unless such fees are irrevocably due and payable upon lease execution, in which case recognition occurs on the lease execution date; (iii) sale fees, which are recognized upon completion of the asset sale; and (iv) termination fees, which are recognized when earned.

Net Income Per Common Share

  Net income per common share has been computed by dividing net income applicable to common shareholders by the weighted average number of common shares outstanding. For the period from October 22, 1996 through December 31, 1996, the outstanding common share options had an immaterial dilutive effect.

Distributions

   The Company pays regular quarterly distributions which are dependent on receipt of distributions from the Operating Partnership.

  Earnings and profits, which will determine the taxability of distributions to shareholders, will differ from income reported for financial reporting purposes due to the differences for federal tax purposes primarily in the estimated useful lives used to compute depreciation. Distributions declared in 1996 represent an approximate 57% return of capital for federal income tax purposes.

Minority Interest

   Minority interest in the Operating Partnership represents the limited partners' proportionate share of the equity in the Operating Partnership. Income is allocated to minority interest based on the weighted average percentage ownership through the year. Minority interest in partnerships represents the limited partners' proportionate share of the equity in partnerships, of which the Operating Partnership has a majority ownership interest and the accounts of which are consolidated into the Operating Partnership.

                           PRENTISS PROPERTIES TRUST
                            AND PREDECESSOR COMPANY
                      NOTES TO CONSOLIDATED AND COMBINED
                             FINANCIAL STATEMENTS


Concentration of Credit Risk

  The Company places cash deposits at major banks. Management believes that through its cash investment policy the credit risk related to these deposits is minimal.

Distributions of PPL Income

  PPL has retained certain assets and liabilities which were not transferred to the Operating Partnership pursuant to the formation of the Company. These assets and liabilities are inconsistent with the Company's investment objectives or are not continuing businesses. All revenues and expenses related to the management contracts that were contributed to the Operating Partnership upon formation are reflected in the accompanying financial statements. The Combined Statements of Changes in Shareholders' Equity and the Combined Statements of Cash Flows for the Predecessor Company reflect the distributions of the PPL income, as the benefit of each period's net income from these contracts has been distributed to the principals of PPL.

Use of Estimates in the Preparation of Financial Statements

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

     Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," effective for years ending after December 15, 1992, requires disclosures about the fair value of financial instruments whether or not such instruments are recognizable in the balance sheet. The Company's financial instruments include short-term investments, tenant accounts receivable, accounts payable, other accrued expenses and mortgage loans payable. The fair values of these financial instruments were not materially different from their carrying or contract values.


(3)   REAL ESTATE

Real estate consisted of the following at December 31, 1996 and 1995:


                                                1996        1995
                                             ----------  ----------

        Land...............................   $ 86,711    $ 32,061
        Buildings and improvements.........    409,060     121,087
        Construction in progress...........      5,264
                                              --------    --------
          Total............................    501,035     153,148
        Less: Accumulated depreciation.....    (18,507)    (11,780)
                                              --------    --------
                                              $482,528    $141,368
                                              ========    ========


                           PRENTISS PROPERTIES TRUST
                            AND PREDECESSOR COMPANY
                      NOTES TO CONSOLIDATED AND COMBINED
                             FINANCIAL STATEMENTS


(4)   DEFERRED CHARGES AND OTHER ASSETS, NET

  Deferred charges and other assets consisted of the following at December 31, 1996 and 1995:


                                                 1996       1995
                                               ---------  ---------

        Deferred leasing and tenant charges..  $ 18,919    $12,183
        Deferred financing costs.............     1,219        693
        Organization costs...................                  525
        Prepaid and other assets.............     1,704        854
          Less:  Accumulated amortization....   (10,095)    (7,120)
                                               --------    -------
                                               $ 11,747    $ 7,135
                                               ========    =======

(5)   RECEIVABLES, NET

  Receivables consisted of the following at December 31, 1996 and 1995:

                                                    1996      1995
                                                  --------  --------

        Rents and services......................   $2,858    $1,697
        Accruable rental income.................    1,749     1,327
        Other...................................    1,195        95
                                                   ------    ------
          Total.................................    5,802     3,119
        Less: Allowance for doubtful accounts...     (446)     (364)
                                                   ------    ------
                                                   $5,356    $2,755
                                                   ======    ======

  Accruable rental income represents rental income earned in excess of rent payments received pursuant to the terms of the individual lease agreements.

(6)   INVESTMENT IN JOINT VENTURE AND UNCONSOLIDATED SUBSIDIARIES

  Included in Investments in joint venture and unconsolidated subsidiaries are the Company's investment in the Broadmoor Austin Associates Joint Venture ("Broadmoor Austin") and the Company's investment in the Manager. The Company accounts for its 49.9% investment in Broadmoor Austin and its 95% investment in the Manager using the equity method of accounting, and thus reports its share of income and losses based on its ownership interest in the respective entities.
At December 31, 1996, the carrying value of the Company's interest in Broadmoor Austin and the Manager is $16.6 million and $5.3 million, respectively. The difference between the carrying value of the Company's interest in Broadmoor Austin and the book value of the underlying equity is being amortized over 40 years.

   The following is summarized financial information for 100% of Broadmoor Austin at December 31, 1996 and 1995 and for the years then ended:

        BALANCE SHEET:                               1996        1995
        --------------                            ----------  ----------
        Real estate and deferred charges, net...   $115,856    $120,189
        Total assets............................   $129,513    $132,471
        Mortgage note payable/(A)/..............   $140,000    $140,000
        Venturers' deficit......................   $(14,097)   $(11,059)

       /(A)/ The Company, along with the other venture partner in Broadmoor Austin, has guaranteed the borrowings under the mortgage note payable.

                           PRENTISS PROPERTIES TRUST
                            AND PREDECESSOR COMPANY
                      NOTES TO CONSOLIDATED AND COMBINED
                             FINANCIAL STATEMENTS



        INCOME STATEMENT:                 1996     1995
        -----------------                -------  -------
        Rental income..................  $19,776  $19,776
        Interest expense...............  $13,527  $13,529
        Depreciation and amortization..  $ 4,333  $ 4,333
        Net income.....................  $   927  $   928

   The following is summarized financial information for 100% of the Manager at December 31, 1996 and for the period from October 22, 1996 through December 31, 1996:

        BALANCE SHEET:                        1996
        --------------                       -------
        Total assets.......................  $10,826
        Total liabilities..................  $ 5,270
        Owners' equity.....................  $ 5,556

        INCOME STATEMENT:                     1996
        -----------------                    -------
        Fee income.........................  $ 5,418
        Personnel costs, net...............  $ 2,579
        General office and administrative..  $ 1,059
        Net income.........................  $ 1,401

(7)   DEBT ON REAL ESTATE

  Debt on real estate consisted of the following at December 31, 1996 and 1995:

                                                    1996      1995
                                                  --------  --------

        Office properties' debt.................  $ 16,000   $19,719
        Industrial properties' debt.............              26,723
        Line of Credit..........................    72,800
        Mortgage debt payable to an affiliate
         of Lehman Brothers Inc.................    40,000
                                                  --------  --------
                                                  $128,800   $46,442
                                                  ========   =======

  Upon the closing of the Offering, the Operating Partnership closed a three-year revolving credit facility (the "Line of Credit") with two financial institutions, initially in the amount of $100 million and subsequently increased to $150 million. Borrowings under the Line of Credit bear interest at 30-day, 60-day or 90-day LIBOR, at the option of the Company, plus 2.00% initially per annum, which has subsequently been reduced to 1.75% (7.25% at December 31, 1996). Borrowings outstanding at December 31, 1996 under the Line of Credit totaled $72.8 million. The Line of Credit is secured by 33 of the Company's properties, including 16 office properties. Interest is payable monthly through October 1999, at which time all unpaid principal and interest are due. The Line of Credit agreement requires the Company to maintain certain debt and interest coverage ratios (1.75 to 1.00) and (2.25 to 1.00), respectively, with which the Company was in compliance at December 31, 1996.

  Mortgage debt which is payable to an affiliate of Lehman Brothers Inc. and is collateralized by 24 of the industrial properties owned by the Company and bears interest at 30-day, 60-day or 90-day LIBOR, at the option of the Company, plus 1.65% (7.15% at December 31, 1996). Interest is payable monthly through November 1999, at which time all unpaid principal and interest are due.

                           PRENTISS PROPERTIES TRUST
                            AND PREDECESSOR COMPANY
                      NOTES TO CONSOLIDATED AND COMBINED
                             FINANCIAL STATEMENTS


  The remaining debt at December 31, 1996 is collateralized by two office buildings, bears interest ranging from 7.3% to 7.5% per annum, and matures in November 2000 and January 2001.

  Debt on real estate outstanding at December 31, 1995, aggregated approximately $46.4 million and was collateralized by two office buildings and various industrial properties. The debt had interest ranging from 8.125% to 8.5%. All but $10.0 million of the debt was repaid with the proceeds from the Offering.

  Principal repayments of debt on real estate at December 31, 1996, are due approximately as follows:

                  Years ending December 31:
                  1999......................  $112,800
                  2000......................     6,000
                  Thereafter................    10,000
                                              --------
                                              $128,800
                                              ========

(8)   ACCOUNTS PAYABLE AND OTHER LIABILITIES

  Accounts payable and other liabilities consisted of the following at December 31, 1996 and 1995.


                                                    1996     1995
                                                  --------  -------

         Accounts payable and other liabilities.   $ 7,517   $  824
         Advance rent and deposits..............     2,528    1,141
         Accrued real estate taxes..............     5,823    1,657
                                                   -------   ------
                                                   $15,868   $3,622
                                                   =======   ======

(9)   DISTRIBUTIONS PAYABLE

  On December 17, 1996, the Company declared a distribution equal to $.31 per common share and limited partnership unit outstanding at December 31, 1996. The common shares and limited partnership unit outstanding at December 31, 1996, totaled 20,279,897 and 3,295,995, respectively.


(10)   LEASING ACTIVITIES

  The future minimum lease payments to be received by the Company as of December 31, 1996, under non-cancelable operating leases, which expire on various dates through 2013, are as follows:

                  Years ending December 31:
                  1997.....................  $ 71,396
                  1998.....................    66,831
                  1999.....................    57,195
                  2000.....................    40,159
                  2001.....................    30,101
                  Thereafter...............    83,557
                                             --------
                                             $349,239
                                             ========

                           PRENTISS PROPERTIES TRUST
                            AND PREDECESSOR COMPANY
                      NOTES TO CONSOLIDATED AND COMBINED
                             FINANCIAL STATEMENTS


  The geographic concentration of the future minimum lease payments to be received is detailed as follows:

                     LOCATION            AMOUNT
                     --------           --------

                  Milwaukee, WI.......  $ 15,675
                  Dallas, TX..........   112,845
                  Kansas City, MO.....    11,178
                  Atlanta, GA.........    42,286
                  Northern VA.........    40,803
                  Baltimore, MD.......    11,770
                  Los Angeles, CA.....    20,835
                  Southfield, MI......    22,745
                  Chicago, IL.........    47,481
                  Houston, TX.........     2,264
                  Denver, CO..........    21,357
                                        --------
                                        $349,239
                                        ========

  One major tenant represented 10.0% of the Company's total rental income for the period from October 22, 1996 through December 31, 1996.


(11)   SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

  In connection with the Formation Transactions, Units valued at $65.9 million were issued in exchange for the Prentiss Group's interest in the Predecessor Company's properties and Contracts of PPL. The net assets assumed in the exchange totaled approximately $5.2 million. In addition, 1,879,897 common shares valued at $20.00 per share were issued in exchange for certain limited partners' interests in the Operating Partnership. Additional paid-in capital was reduced by $.9 million of unamortized financing costs related to debt repaid with proceeds from the Offering. In 1996, $52 million of the net proceeds of the Company's Offering was allocated to minority interest. The remainder of the net proceeds increased common shares and additional paid-in capital.

  In addition to the above transactions, the Company also acquired the remaining 85% interest in the Park West C2 property. The fair value of the assets acquired totaled $43 million and liabilities assumed totaled approximately $35 million and the resulting cash paid totaled, approximately $8 million. On December 17, 1996, the Company declared a distribution totaling $7.3 million which was paid on January 17, 1997.

  During the period from October 22, 1996 through December 31, 1996, the Company acquired eight properties (described in Note 1) and assumed certain assets and liabilities in the transactions. The acquisitions were recorded under the purchase method of accounting. The fair values of the acquired assets and liabilities recorded at the date of acquisition are as follows:

                                              Amount
                                             ---------
                Assets acquired              $121,834
                Mortgage debt assumed          (6,000)
                Other liabilities assumed      (2,599)
                Other acquisition credits        (511)
                                             --------
                  Net cash paid              $112,724
                                             ========

                           PRENTISS PROPERTIES TRUST
                            AND PREDECESSOR COMPANY
                      NOTES TO CONSOLIDATED AND COMBINED
                             FINANCIAL STATEMENTS


(12)   RELATED PARTY TRANSACTIONS

  The Company owns a 95% economic interest in the Manager which is not consolidated in these financial statements. The Manager incurs certain personnel and other overhead-related expenses on behalf of the Company which is subsequently reimbursed to the Manager. Such expenses totaled $1,418 for the period October 22, 1996 through December 31, 1996. In addition, the Company funded certain costs of the Manager totaling approximately $2,566 during the period. The net unreimbursed cost has been included in Other receivables (affiliates) on the balance sheet and is detailed below:

                                                           AMOUNT
                                                          --------
                Capital funding to affiliates...........   $2,566
                Acquisition fees due to affiliates......     (761)
                Payroll and staff benefits due to
                 affiliates.............................     (257)
                Other amounts due to affiliates.........     (202)
                                                           ------
                                                           $1,346
                                                           ======


(13)   EMPLOYEE BENEFIT PLAN (IN WHOLE DOLLARS)

  Effective October 16, 1987, the Predecessor Company adopted a 401(k) Savings Plan (the ''Plan'') for its employees. Under the Plan, as amended, employees, age 21 and older, are eligible to participate in the Plan after they have completed one year and 1,000 hours of service. Upon formation, the Company adopted the Plan and the terms of the Plan.

  Wages eligible for contribution to the Plan include bonuses, overtime pay and commissions. Participants who have authorized a pre-tax contribution of 2% or more may also elect to make an after-tax contribution of up to 8% of their wages.

  The Plan provides that matching employer contributions are to be determined at the discretion of the Company. The Company matches 25% of the first $500 contributed by its employees. There was no cost to the Company for this matching for the period October 22, 1996 through December 31, 1996. The cost to the Predecessor Company totaled $35,000 for the period January 1, 1996 through October 21, 1996 and $36,000 and $41,000 for the years ended December 31, 1995 and 1994, respectively. In addition, the Predecessor Company elected to match employee contributions with a discretionary match for the year ended December 31, 1994, which totaled $76,000.

  Participants are immediately vested in their pre-tax and after-tax contributions, the Predecessor Company's matching contributions and earnings thereon.

  On January 24, 1997, the Company filed a Form S-8 registering 500,000 common shares in connection with the Company's Share Purchase Plan. The share purchase plan enables eligible employees to purchase shares, subject certain restrictions, of the Company at a 15% discount to fair market value. No shares were issued pursuant to the plan during the period October 22, 1996 through December 31, 1996.

(14)   SHARE INCENTIVE PLAN

  Under the Company's 1996 Share Incentive Plan, the Company granted options in October 1996 to purchase 1,219,438 common shares at an exercise price of $20.00 per share (the IPO price), in November 1996 to purchase an additional 37,500 shares at an exercise price of $20.625 per share (the then current market price) and in December 1996 to purchase an additional 395,000 shares at an exercise price of $23.375 per share (the then current market price). The options vest and are exercisable ratably over three and four years.

                           PRENTISS PROPERTIES TRUST
                            AND PREDECESSOR COMPANY
                      NOTES TO CONSOLIDATED AND COMBINED
                             FINANCIAL STATEMENTS


Share-Based Compensation Plans

  The Company sponsors the Prentiss Properties Trust Trustees' Share
Incentive Plan and the Prentiss Properties Trust 1996 Share Incentive Plan (the "Plans"), which are share-based incentive compensation plans as described below. The Company applies APB Opinion 25 and related Interpretations in accounting for the Plans. In 1995, the FASB issued Statement of Financial Accounting Standards Statement No. 123 "Accounting for Stock-Based Compensation ("SFAS 123") which, if fully adopted by the Company, would change the methods the Company applies in recognizing the cost of its Plans. Adoption of the cost recognition provisions of SFAS 123 is optional and the Company has decided not to elect these provisions of SFAS 123. However, pro forma disclosures as if the Company adopted the cost recognition provisions of SFAS 123 in 1996 are required by SFAS 123 and are presented below.

  Under the Plans, the Company is authorized to issue common shares pursuant to "Awards" granted in the form of incentive share options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended) and non-qualified share options. Awards may be granted to selected employees and trustees of the Company or any subsidiary. In 1996, the Company granted both incentive share options and non-qualified stock options under the Plans.

Share Options

  Under the 1996 Share Incentive Plan, the Company is authorized to issue up to 2,030,000 common shares pursuant to "Awards" granted to officers, key employees and directors in the form of incentive share options qualified under
Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") and non-qualified share options not qualified under Section 422 of the Code. These share options vest ratably over a three or four year period on a graded basis.

  A summary of the status of the Company's share options as of December 31, 1996, and the changes during the period ended on December 31, 1996 is presented below:

                                                          1996
                                                # SHARES OF     WEIGHTED
                                                UNDERLYING       AVERAGE
                                                  OPTIONS    EXERCISE PRICES
                                                -----------  ---------------
        Outstanding at beginning of the year..
        Granted...............................    1,651,938       $20.82
        Exercised.............................
        Forfeited.............................
        Expired...............................
                                                 ----------
        Outstanding at end of year............    1,651,938       $20.82
                                                 ==========
        Exercisable at end of year............
                                                 ==========
          Weighted-average fair value                       $1.62
                                                            =====

  The fair value of each share option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 1996: dividend yield of 8.00%; different risk-free interest rates for each grant ranging from 6.05% to 6.26%; options with expected lives of five years; and volatility of 20% for all grants.

  As of December 31, 1996, there were 1,651,938 options outstanding with a weighted-average remaining contractual life of 9.83 years and a weighted-average exercise price of $20.82. None of these options were exercisable at that time.

                           PRENTISS PROPERTIES TRUST
                            AND PREDECESSOR COMPANY
                      NOTES TO CONSOLIDATED AND COMBINED
                             FINANCIAL STATEMENTS


  Had the compensation cost for the Company's share-based compensation plans been determined consistent with SFAS 123, the Company's net income and net income per common share for 1996 would approximate the pro forma amounts below:


                               AS REPORTED  PRO FORMA
                                 12/31/96    12/31/96
SFAS 123 charge...............              $     145
APB25 charge..................
Net income....................   $   4,996  $   4,851
                                 =========  =========
Net income per common share...   $     .25  $     .24
                                 =========  =========

  The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to 1995, and the Company anticipates making awards in the future under its share-based compensation plans.


(15)  CAPITAL SHARES

  The Board of Trustees is authorized to provide for the issuance of 20,000,000 preferred shares in one or more series, to establish the number of shares in each series and to fix the designation, powers, preferences, and rights of each such series and the qualifications, limitations or restrictions thereof. As of December 31, 1996 no preferred shares were issued.

  The outstanding Units are redeemable at the option of the holder for a like number of common shares, or at the option of the Company, the cash equivalent thereof. Total Units outstanding at December 31, 1996, were 3,295,995. The total market value of these Units at December 31, 1996, based on the last reported sale price of the common shares on the New York Stock Exchange of $25.00, was approximately $82.4 million.


(16)   COMMITMENTS AND CONTINGENCIES

Legal Matters

  The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. Management believes that the final outcome of such matters will not have a material adverse effect on the financial position, results of operations or liquidity of the Company.

Environmental Matters

  The Company obtained Phase I environmental site assessments ("ESAs") for all properties involved in the Offering. The ESAs for the industrial properties located in Milwaukee, Wisconsin, revealed lead contamination near the property lines of two of the buildings and the development parcel adjacent to the site. The ESA states that the contamination is probably the result of unauthorized dumping of contaminated soil by the owner of a vacant lot located between the two buildings and the development parcel. The dumping occurred prior to the acquisition of the Milwaukee industrials by the Predecessor Company. Upon discovery of the unauthorized dumping, the Predecessor Company brought suit against the owner of the vacant lot, the generators of the contaminated soil and the prior owner of the properties. The contaminated soil consists of foundry sand which was found to contain lead in excess of acceptable trace levels. According to the ESA, the contamination does not affect the groundwater and is not likely to migrate or leech into adjoining land. During 1996, a settlement to the lawsuit was finalized and was approved by the court. In accordance with the Settlement, (i) the Operating Partnership transferred the affected areas ( a total of approximately 1.2 acres) to the owner of the vacant lot in exchange for $100,000 and (ii) the owner of the vacant lot and the generators of the contaminated soil agreed to assume all responsibility for the

                           PRENTISS PROPERTIES TRUST
                            AND PREDECESSOR COMPANY
                      NOTES TO CONSOLIDATED AND COMBINED
                             FINANCIAL STATEMENTS


remediation of the contaminated soil. The court has entered a finding that the Operating Partnership was not in the chain of title of the contaminated area. It is management's opinion that any future outcome of this environmental matter will not have a material impact on the financial statements.


(17)   PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

  Due to the impact of the Offering, related formation transactions, and the eight properties acquired subsequent to the Offering, the historical results of operations are not indicative of future results of operations. The following Pro Forma Condensed Statements of Income for the years ended December 31, 1996 and 1995 are presented as if the Offering and related formation transactions and property acquisitions had occurred at January 1, 1995, and therefore include pro forma information. The pro forma information is based upon historical information and does not purport to present what actual results would have been had such transactions, in fact, occurred at January 1, 1995, or to project results for any future period.

                              PRO FORMA CONDENSED STATEMENTS OF INCOME
                                          (UNAUDITED)

                                                            YEARS ENDED DECEMBER 31,
                                                  -------------------------------------------
                                                          1996                   1995
                                                  ---------------------  --------------------
                                                   (in thousands, except for per share data)
        Total revenues.............................      $84,413               $80,569
        Property operating and maintenance.........       21,438                20,809
        Real estate taxes..........................        7,986                 7,984
        General and administrative.................        2,461                 2,012
        Personnel costs, net.......................        2,069                 1,782
        Interest expense...........................        9,326                 9,326
        Amortization of deferred financing costs...          470                   470
        Depreciation and amortization..............       16,392                15,806
        Equity in joint venture and
         unconsolidated subsidiaries...............        4,736                 7,307
                                                          ------               -------
        Income before minority interest............       29,007                29,687
        Minority interest..........................       (4,055)               (4,150)
                                                         -------               -------
        Net income.................................      $24,952               $25,537
                                                         =======               =======

        Net income per share.......................      $  1.23               $  1.26
                                                         =======               =======


(18)   SUBSEQUENT EVENTS

  On January 14, 1997, the Company purchased a four-story, Class "A" suburban office building located in Fairfax County, Virginia, totaling approximately 59,000 square feet. The purchase price of this property totaled approximately $6.1 million.

  On February 20, 1997, the Company purchased an industrial building in Milwaukee, Wisconsin, totaling approximately 360,000 square feet. The purchase price of this property totaled approximately $9.8 million.

                                                                   Schedule III


                           PRENTISS PROPERTIES TRUST
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1996
                            (dollars in thousands)

                                                                  Initial cost                    Costs
                                                               --------------------------       capitalized
                                                                            Buildings and        subsequent
Property Name               Location          Encumbrances      Land        Improvements        to acquisition
-------------               --------          ------------     ------       -------------       ---------------
Office Properties:
Cumberland Office Park      Atlanta, GA         $    -          $10,987       $ 13,226              $4,019
5307 East Mockingbird       Dallas, TX               -              870          1,976               1,069
Walnut Glen Tower           Dallas, TX             10,000         5,400         32,669               3,471
Park West C-2               Dallas, TX               -            8,360         29,640               6,238
Plaza on Bachman Creek      Dallas, TX               -            1,305          8,773                  -
Cottonwood Office Center    Dallas, TX               -            1,735          9,865                  -
Park West E-1               Dallas, TX               -            2,857         16,499                  -
Park West E-2               Dallas, TX               -            2,079         11,863                  -
FHP Denver                  Denver, CO              6,000         3,043         17,448                  -
8521 Leesburg Pike          Northern VA              -            2,130          5,955               4,425
3141 Fairview Park Drive    Northern VA              -            4,000         15,980                 373
2411 Dulles Corner Park     Northern VA              -            3,971         22,501                  -
2455 Horsepen Road          Northern VA              -            2,098         11,888                  -
One Northwestern Plaza      Southfield, MI           -            4,113         23,335                   1
1717 Deerfield Road         Chicago, IL              -            3,237         18,556                  -
O'Hare Plaza II             Chicago, IL              -            3,861         22,131                  -

Industrial Properties:
Federal Express             Atlanta, GA              -            5,015             -                  249
8869 Greenwood              Baltimore, MD            -              425          1,701                 433
1329 Western Avenue         Baltimore, MD            -              800          4,854                 216
Deep Run 1&2                Baltimore, MD            -            1,400          3,947                 727
4611 Mercedes Drive         Baltimore, MD            -              865          4,600                 652
9050 Junction Drive         Baltimore, MD            -              690          3,908                  -
Northland Park              Kansas City, MO          -            2,710         12,677               2,514
North Topping Street        Kansas City, MO          -              425          1,505                 429
Airworld Drive              Kansas City, MO          -              722          2,736                 172
107th Terrace               Kansas City, MO          -              276          1,728                 392
Nicholson III               Dallas, TX               -              700          1,758               1,124
1002 Avenue T               Dallas, TX               -              300          1,831                 482
13425 Branchview            Dallas, TX               -              310          1,795                 411
1625 Vantage                Dallas, TX               -              145          1,067                 362
Westloop Business Park      Houston, TX              -              496          2,813                  -
Airport Properties          Milwaukee, WI            -            1,649         11,783               5,676
Oakcreek Properties         Milwaukee, WI            -              494          3,795               2,175
Northwest Properties        Milwaukee, WI            -            1,030          8,357               2,135
155 Alexandra               Chicago, IL              -              585          3,357                  -
Wood Dale 1&2               Chicago, IL              -              716          4,109                  -
Pacific Gateway Center      Los Angeles, CA          -            6,429         36,431                   5
                                              --------          -------       --------            --------
                                              $ 16,000          $86,228       $377,057            $ 37,750
                                              ========          =======       ========            ========


                                      Gross amount
                                 carried at close of period
                          ---------------------------------------                                                     Depreciable
                           Land and     Building and                 Accumulated         Date of          Date           lives
Property Name             Improvements  Improvements      Total      depreciation     construction      acquired        (years)
-------------             ------------  ------------    ---------    ------------     ------------      --------      -----------
Office Properties:
Cumberland Office Park      $11,020       $ 17,212       $ 28,232       $2,795           1972-1980        1/16/91        (1)
5307 East Mockingbird           875          3,040          3,915          299                1979        1/28/93        (1)
Walnut Glen Tower             6,710         34,830         41,540        3,336                1985         1/1/94        (1)
Park West C-2                 9,696         34,542         44,238          975                1989         9/5/95        (1)
Plaza on Bachman Creek        1,305          8,773         10,078           62                1986        8/20/96        (1)
Cottonwood Office Center      1,735          9,865         11,600           62                1986       10/24/96        (1)
Park West E-1                 2,857         16,499         19,356           76                1982       10/23/96        (1)
Park West E-2                 2,079         11,863         13,942           56                1985       10/23/96        (1)
FHP Denver                    3,043         17,448         20,491           13                1983       12/20/96        (1)
8521 Leesburg Pike            2,259         10,251         12,510          510                1984        8/17/94        (1)
3141 Fairview Park Drive      4,000         16,353         20,353          318                1988        2/22/96        (1)
2411 Dulles Corner Park       3,971         22,501         26,472           -                 1990       12/31/96        (1)
2455 Horsepen Road            2,098         11,888         13,986           -                 1989       12/31/96        (1)
One Northwestern Plaza        4,113         23,336         27,449          110                1989       10/23/96        (1)
1717 Deerfield Road           3,237         18,556         21,793           -                 1985       12/11/96        (1)
O'Hare Plaza II               3,861         22,131         25,992           -                 1986       12/13/96        (1)

Industrial Properties:
Federal Express               5,015            249          5,264           -                 1997       10/31/96        (1)
8869 Greenwood                  425          2,134          2,559          237           1986-1987       12/27/93        (1)
1329 Western Avenue             836          5,034          5,870          452                1988        9/19/94        (1)
Deep Run 1&2                  1,400          4,674          6,074          389                1988         9/1/94        (1)
4611 Mercedes Drive             898          5,219          6,117          379                1990       12/27/94        (1)
9050 Junction Drive             690          3,908          4,598           25                1989       10/22/96        (1)
Northland Park                2,979         14,922         17,901        2,552           1975-1980        1/23/92        (1)
North Topping Street            425          1,934          2,359          238           1975-1980         2/1/93        (1)
Airworld Drive                  830          2,800          3,630          288           1975-1980        5/16/94        (1)
107th Terrace                   336          2,060          2,396          184           1975-1980        5/16/94        (1)
Nicholson III                   700          2,882          3,582          324                1981        9/16/92        (1)
1002 Avenue T                   349          2,264          2,613          292                1981         5/5/93        (1)
13425 Branchview                353          2,163          2,516          252                1970        7/23/93        (1)
1625 Vantage                    208          1,366          1,574          150                1984        7/26/93        (1)
Westloop Business Park          496          2,813          3,309           18                1986       10/22/96        (1)
Airport Properties            2,918         16,190         19,108        1,910           1970-1980        2/11/93        (1)
Oakcreek Properties             835          5,629          6,464          614           1970-1979        2/11/93        (1)
Northwest Properties          1,444         10,078         11,522        1,336           1973-1987        2/11/93        (1)
155 Alexandra Way               585          3,357          3,942            9                1988       11/25/96        (1)
Wood Dale 1&2                   716          4,109          4,825           11                1988       11/25/96        (1)
Pacific Gateway Center        6,429         36,436         42,865          235           1972-1984       10/22/96        (1)
                            -------       --------       --------     --------
                            $91,726       $409,309       $501,035     $ 18,507
                            =======       ========       ========     ========

__________
(1)  Buildings & improvements - 25 to 40 years
(2)  The aggregate cost for federal income tax purposes was approximately
     $458,010.

                          PRENTISS PROPERTIES TRUST
                            AND PREDECESSOR COMPANY
                      NOTES TO CONSOLIDATED AND COMBINED
                             FINANCIAL STATEMENTS


                   REAL ESTATE AND ACCUMULATED DEPRECIATION

                            (DOLLARS IN THOUSANDS)

  A summary of activity for real estate and accumulated depreciation is as follows:

                                                    1996      1995      1994
                                                  --------  --------  --------
        Real estate:
         Balance at beginning of year...........  $153,148  $151,673  $ 89,116
           Additions to and Improvement of Real    347,887     1,475    68,650
            estate..............................
           Disposition of Real estate...........                        (6,093)
                                                  --------  --------  --------
           Balance at end of year...............  $501,035  $153,148  $151,673
                                                  ========  ========  ========
        Accumulated depreciation:
           Balance at beginning of year.........    11,780     7,307     3,567
           Depreciation expense.................     6,727     4,473     4,008
           Accumulated depreciation on Real                               (268)
            estate sold.........................  --------  --------  --------
             Balance at end of year.............  $ 18,507  $ 11,780  $  7,307
                                                  ========  ========  ========
