Form 10-Q
period 1997-03-31
PRENTISS PROPERTIES TRUST/MD
filed 1997-05-14
CIK 1011699

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                   FORM 10-Q



                 Quarterly Report under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934



For the Quarter Ended March 31, 1997    Commission File Number  1-14516


                           PRENTISS PROPERTIES TRUST
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



         MARYLAND                                    75-2661588
(State or Other Jurisdiction of                  (I.R.S. Employer
 Incorporation or Organization)                  Identification No.)



         3890 West Northwest Highway, Suite 400, Dallas, Texas  75220
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

                       Yes   X   No
                           -----    -----


 The number of Common Shares, $.01 par value, outstanding as of May 12, 1997, was 26,280,907.

                           PRENTISS PROPERTIES TRUST


                                     INDEX
                                     -----

PART I:   FINANCIAL INFORMATION                                     PAGE NUMBER
                                                                    -----------

          Item 1.  Financial Statements

                   Consolidated Balance Sheets of Prentiss
                   Properties Trust at March 31, 1997
                   (unaudited) and December 31, 1996                       3

                   Consolidated Statement of Income of Prentiss
                   Properties Trust for the three month period
                   ended March 31, 1997 (unaudited) and Combined
                   Statement of Income of the Predecessor Company
                   for the three month period ended March 31,
                   1996 (unaudited)                                        4

                   Consolidated Statement of Cash Flows of Prentiss Properties Trust for the three month period ended
                   March 31, 1997 (unaudited) and Combined Statement
                   of Cash Flows of the Predecessor Company for the
                   three month period ended March 31, 1996 (unaudited)     5

                   Notes to Consolidated and Combined Financial
                   Statements                                              6

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                   12-18


PART II:  OTHER INFORMATION

          Item 1.  Legal Proceedings                                      19
          Item 2.  Changes in Securities                                  19
          Item 3.  Defaults Upon Mortgages and Notes Payable              19
          Item 4.  Submission of Matters to a Vote of Security Holders    19
          Item 5.  Other Information                                      19
          Item 6.  Exhibits and Reports on Form 8-K                       19

SIGNATURE                                                                 20

                           PRENTISS PROPERTIES TRUST
                          CONSOLIDATED BALANCE SHEETS

                   (dollars in thousands, except share data)

                                          MARCH 31,   DECEMBER 31,
                                             1997         1996
                                          ----------  -------------
                              ASSETS

Real estate.............................   $546,572       $501,035
  Less: accumulated depreciation........    (21,662)       (18,507)
                                           --------       --------
                                            524,910        482,528

Deferred charges and other assets, net..     15,606         11,747
Receivables, net........................      6,711          5,356
Cash and cash equivalents...............     31,867          7,226
Escrowed cash...........................      1,632            867
Other receivables (affiliates)..........      1,428          1,346
Investments in joint venture and             21,422         21,956
 unconsolidated subsidiaries............   --------       --------
 Total assets...........................   $603,576       $531,026
                                           ========       ========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
 Debt on real estate....................    201,376       $128,800
 Accounts payable and other liabilities.     14,888         15,868
 Distributions payable..................      9,431          7,309
                                           --------       --------
   Total liabilities....................    225,695        151,977
                                           --------       --------

Minority interest in Operating
 Partnership............................     52,684         52,857
                                           --------       --------
Minority interest in partnerships.......        995            971
                                           --------       --------
Commitments and contingencies

Shareholders' equity:
    Common shares $.01 par value,
     100,000,000 shares
    authorized, 20,280,397 shares
     issued and outstanding.............        203            203
 Additional paid-in capital.............    326,321        326,309
 Distributions in excess of accumulated
  earnings..............................     (2,322)        (1,291)
                                           --------       --------
  Total shareholders' equity............    324,202        325,221
                                           --------       --------
  Total liabilities and shareholders'
   equity...............................   $603,576       $531,026
                                           ========       ========



   The accompanying notes are an integral part of these financial statements.

                           PRENTISS PROPERTIES TRUST
                            AND PREDECESSOR COMPANY
                CONSOLIDATED AND COMBINED STATEMENTS OF INCOME

                 (dollars in thousands, except per share data)

                                                                     PREDECESSOR
                                               THE COMPANY             COMPANY
                                          ----------------------  ------------------
                                             THREE MONTHS ENDED   THREE MONTHS ENDED
                                               MARCH 31, 1997       MARCH 31, 1996
                                          ----------------------  ------------------

Revenues:
  Rental income.........................                $21,975              $ 8,026
  Management fees.......................                    247                2,517
  Development, leasing, sale and other
   fees.................................                    432                3,009
                                                        -------              -------
   Total revenues.......................                 22,654               13,552
                                                        -------              -------

Expenses:
 Property operating and maintenance.....                  5,313                2,531
 Real estate taxes......................                  2,457                  839
 General and administrative.............                    554                1,495
 Personnel costs, net...................                    709                3,567
 Interest expense.......................                  2,653                  969
 Amortization of deferred financing
  costs.................................                    173                  233
 Depreciation and amortization..........                  3,835                1,781
                                                        -------              -------
   Total expenses.......................                 15,694               11,415
                                                        -------              -------
Equity in income of joint venture and
 unconsolidated subsidiaries............                  1,419                   14
                                                        -------              -------
Income before minority interest and
 extraordinary item.....................                  8,379                2,151
Minority interest.......................                 (1,188)                   -
                                                        -------              -------

Income before extraordinary item........                  7,191                2,151
Extraordinary item (net of minority
 interest of $18)-early extinguishment
 of debt................................                   (111)                   -
                                                        -------              -------
Net income..............................                $ 7,080              $ 2,151
                                                        =======              =======

Net income per common share before
 extraordinary item.....................                  $0.35

Extraordinary item......................                      -
                                                        -------
Net income per common share.............                  $0.35
                                                        =======
Weighted average number of common
 shares outstanding.....................                 20,280
                                                        =======


  The accompanying notes are an integral part of these financial statements.

                           PRENTISS PROPERTIES TRUST
                            AND PREDECESSOR COMPANY
              CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

                            (dollars in thousands)

                                                                   PREDECESSOR
                                              THE COMPANY            COMPANY
                                          -------------------  -------------------
                                          THREE MONTHS ENDED   THREE MONTHS ENDED
                                            MARCH 31, 1997       MARCH 31, 1996
                                          -------------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income.............................           $   7,080             $  2,151

 Adjustments to reconcile net income to
  net cash provided by operating
  activities:
   Minority interest....................               1,188                    -
   Extraordinary item...................                 111                    -

   Depreciation and amortization........               3,835                1,781
   Amortization of deferred financing
    costs...............................                 173                  233
   Equity in income of joint venture
    and unconsolidated subsidiaries.....              (1,419)                 (14)
  Changes in assets and liabilities:
   Provision for doubtful accounts......                  40                  181
   Receivables..........................              (1,395)                (123)
   Deferred charges and other assets....              (3,074)              (1,871)
   Escrowed cash........................                (765)                 235
    Accounts payable and other
     liabilities........................                (980)                (393)
   Amounts due to/from affiliates.......                 (82)                 (24)
                                                   ---------             --------
Net cash provided by operating
  activities............................               4,712                2,156
                                                   ---------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of and additions to
    investment in real estate...........             (47,227)             (20,669)
  Distributions received from joint
   venture and unconsolidated
   subsidiaries.........................               1,889                    -
 Increase in escrowed cash..............                   -                 (303)
                                                   ---------             --------
 Net cash used in investing activities..             (45,338)             (20,972)
                                                   ---------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Distributions paid to limited partners.              (1,022)                   -
 Distributions paid to common
  shareholders..........................              (6,287)                   -

 Distributions paid to owners...........                   -               (2,400)
 Proceeds from debt on real estate......             200,776               22,500
 Repayments of debt on real estate......            (128,200)                 (78)
 Distribution of PPL income.............                   -               (1,268)
                                                   ---------             --------
Net cash provided by financing
  activities............................              65,267               18,754
                                                   ---------             --------

 Net increase in cash and cash
  equivalents...........................              24,641                  (62)
 Cash and cash equivalents, beginning
  of periods............................               7,226                1,033
                                                   ---------             --------
 Cash and cash equivalents, end of
  periods...............................           $  31,867             $    971
                                                   =========             ========
SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash paid for interest.................           $   2,086             $    969
                                                   =========             ========



   The accompanying notes are an integral part of these financial statements.

                           PRENTISS PROPERTIES TRUST
                            AND PREDECESSOR COMPANY
                      NOTES TO CONSOLIDATED AND COMBINED
                             FINANCIAL STATEMENTS



1.   FORMATION TRANSACTIONS

     The Organization and IPO

     Prentiss Properties Trust (the "Company") was formed under the laws of the state of Maryland on July 12, 1996, to be a self-administered and self-managed real estate investment trust ("REIT"). The Company acquired a sole general partnership interest in Prentiss Properties Acquisition Partners, L.P. (the "Operating Partnership") through the Company's wholly-owned subsidiary Prentiss Properties I, Inc., a Delaware corporation and through March 31, 1997, owned an approximate 86.0% limited partnership interest in the Operating Partnership.

     The Company was formed to succeed to substantially all of the interests of Prentiss Properties Limited, Inc. ("PPL") and its affiliates in (i) a portfolio of office and industrial properties and (ii) the national acquisition, property management, leasing, development and construction businesses of PPL and its affiliates (the "Prentiss Group"). The acquisition, property management, leasing, development and construction businesses are carried out by the Operating Partnership and the Company's majority-owned affiliates, Prentiss Properties Limited, Inc. and Prentiss Properties Limited II, Inc. (collectively, the "Manager").

     On October 22, 1996, the Company commenced operations after completing an initial public offering (the "IPO") of 16,000,000 common shares of beneficial interest, $0.01 par value per share ("Common Shares"). The Company issued an additional 2,400,000 Common Shares on October 31, 1996, pursuant to the exercise of the underwriters' over-allotment option. The combined 18,400,000 Common Shares were issued at a price per share of $20.00. The Company used approximately $87.4 million of the net proceeds and issued 1,879,897 Common Shares of the Company for a total consideration of approximately $125.0 million to purchase certain limited partners' interests in the Operating Partnership. The Company contributed the remaining net proceeds of the IPO to the Operating Partnership. Subsequent to these transactions, the Company held an approximate 86.0% interest in the Operating Partnership.

     The Prentiss Group members, who, prior to the IPO, collectively served as the general partner of the Operating Partnership, contributed to the Operating Partnership all of their interests in the Operating Partnership, the Initial Properties (as defined below) that were not owned by the Operating Partnership, and certain management contracts of PPL (the "Contracts") in exchange for 3,295,995 limited partnership units in the Operating Partnership ("Units").

     The Properties

     Upon completion of the IPO and certain related transactions (collectively, the "Formation Transactions"), the Company owned 87 properties (the "Initial Properties"), which consisted of 28 office (the "Initial Office Properties") and 59 industrial (the "Initial Industrial Properties") containing an aggregate of
8.9 million net rentable square feet. Between the closing of the IPO and March 31, 1997, the Company acquired fifteen additional properties (the "Acquired Properties"). Of the 15 Acquired Properties, 7 were acquired during the three months ended March 31, 1997 (as discussed in Note 3). As of March 31, 1997, the Company owned 102 properties, 34 office and 68 industrial (the "Properties") containing 11.0 million square feet and located in 12 major markets throughout the U.S.

     The Acquired Properties consist of six Class "A" suburban office Properties (the "Acquired Office Properties") totaling 909,217 square feet and nine suburban industrial Properties (the "Acquired Industrial Properties") totaling 1,195,726 square feet. The Acquired Office Properties are located in the Chicago, Illinois; Denver, Colorado; and Northern Virginia markets. The Acquired Industrial Properties are located in the Chicago,

                           PRENTISS PROPERTIES TRUST
                            AND PREDECESSOR COMPANY
                       NOTES TO CONSOLIDATED AND COMBINED
                              FINANCIAL STATEMENTS



Illinois; Milwaukee, Wisconsin; Los Angeles, California; Baltimore, Maryland; and Dallas, Texas markets. The purchase price of the Acquired Properties, excluding closing costs, totaled approximately $153.7 million, which was funded principally with borrowings under the Line of Credit (as defined below) totaling $88.2 million, other indebtedness incurred or assumed directly by the Company totaling $56.2 million and approximately $9.3 million of cash reserves.

     The Line of Credit

     Upon the closing of the IPO, the Operating Partnership closed a three-year, $100 million revolving credit facility (the "Line of Credit") with Bank One, Texas, N.A. and NationsBank of Texas, N.A. The Operating Partnership may borrow to finance the acquisition of additional properties and for other corporate purposes, including to obtain additional working capital. Initially, borrowings under the Line of Credit bore interest at 30-day, 60-day or 90-day LIBOR (the "London Interbank Offered Rate") at the option of the Company, plus 200 basis points per annum and is secured by first mortgage liens on certain of the Properties (and may be secured by other properties acquired by the Company) and will be guaranteed by the Company. On January 24, 1997, the Company increased the amount available under its Line of Credit from $100 million to $150 million and reduced the interest rate on borrowings under the Line of Credit from LIBOR plus 200 basis points to LIBOR plus 175 basis points.

2.  BASIS OF PRESENTATION

     The consolidated financial statements of the Company include all the accounts of the Company, its majority-owned Operating Partnership and subsidiaries. The combined financial statements of the Predecessor Company include (i) the results of operations from 47 Properties for the period presented, (ii) the results of operations of the 3141 Fairview Park Drive Property for the portion of the period after a Prentiss Group member acquired the Property, (iii) a 25% equity interest in the Broadmoor Austin Properties,
(iv) a 15% equity interest in the Park West C2 Property for the portion of the period in which the Prentiss Group owned a non-controlling interest, and (v) results of operations of the Prentiss Properties Service Business conducted primarily by a member of the Prentiss Group in the period presented. All significant intercompany balances and transactions have been eliminated.

     The accompanying financial statements are unaudited; however, the financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results for the three months ended March 31, 1997 are not necessarily indicative of the results to be obtained for the full fiscal year. These financial statements should be read in conjunction with the December 31, 1996 audited financial statements and notes thereto of the Company, included in its annual report on Form 10-K for the fiscal year ended December 31, 1996.

     Net income per Common Share has been computed by dividing net income applicable to common shareholders by the weighted average number of Common Shares outstanding. For the three months ended March 31, 1997, the outstanding Common Share options had an immaterial dilutive effect.

                           PRENTISS PROPERTIES TRUST
                            AND PREDECESSOR COMPANY
                       NOTES TO CONSOLIDATED AND COMBINED
                              FINANCIAL STATEMENTS



3.  REAL ESTATE

     During the three months ended March 31, 1997, the Company, through the Operating Partnership, acquired seven Properties including one office Property containing 58,621 square feet and six industrial Properties containing 969,650 square feet. The acquisitions are as follows:

  * On January 14, 1997, the Operating partnership acquired a single office Property containing 58,621 square feet located in the Northern Virginia area. The purchase price of the Property, excluding closing costs, totaled $6.1 million.

  * On February 20, 1997, the Operating Partnership acquired a single industrial Property containing 360,000 square feet located in the Milwaukee, Wisconsin area. The purchase price of the Property, excluding closing costs, totaled $9.8 million.

  * On March 18, 1997, the Operating Partnership acquired a single industrial Property containing 143,924 square feet located in the Baltimore, Maryland area. The purchase price of the Property, excluding closing costs, totaled $5.5 million.

  * On March 19, 1997, the Operating Partnership acquired two industrial Properties containing 237,344 square feet located in the Dallas, Texas area. The purchase price of the Properties, excluding closing costs, totaled $8.7 million.

  * On March 25, 1997, the Operating Partnership acquired two industrial Properties containing 228,382 square feet located in the Los Angeles, California area. The purchase price of the Properties, excluding closing costs, totaled $7.0 million.

4.  DEBT ON REAL ESTATE

     In February 1997, the Company closed on a ten-year fixed rate mortgage loan with an initial outstanding balance of $180.1 million (the "Mortgage Loan").
The Mortgage Loan is secured by liens on 53 Properties. The Mortgage Loan was obtained from an affiliate of Lehman Brothers Inc. ("Lehman"), the Managing Underwriter of the Company's IPO. Under the terms of the Mortgage Loan, the Company pays interest only at a rate of approximately 7.57% until the Mortgage Loan's maturity in February 2007. A portion of the proceeds of the Mortgage Loan were used to (i) repay approximately $40.0 million of variable rate loans made by the Mortgage Loan lender in connection with the IPO and (ii) repay approximately $72.8 million of outstanding indebtedness under the Line of Credit at December 31, 1996 and the additional $15.4 million drawn under the Line of Credit during the three months ended March 31, 1997. A portion of the remaining proceeds from the Mortgage Loan was used to fund the acquisition of the Properties acquired subsequent to the funding of the Mortgage Loan.

5.  DISTRIBUTION

     On March 18, 1997, the Company declared a cash distribution for the first quarter of 1997 in the amount of $.40 per share, payable on April 17, 1997 to shareholders of record on March 31, 1997. In addition, the Operating Partnership determined that a distribution of $.40 per Unit would be made to its partners, payable on April 17, 1997. The distributions were paid on April 17, 1997, totaling approximately $9.4 million.

                           PRENTISS PROPERTIES TRUST
                            AND PREDECESSOR COMPANY
                      NOTES TO CONSOLIDATED AND COMBINED
                             FINANCIAL STATEMENTS



6.   INVESTMENT IN JOINT VENTURE AND UNCONSOLIDATED SUBSIDIARIES

     Included in investments in joint venture and unconsolidated subsidiaries are the Company's investment in the Broadmoor Austin Associates Joint Venture ("Broadmoor Austin") and the Company's investment in the Manager. The Company accounts for its 49.9% investment in Broadmoor Austin and its 95% investment in the Manager using the equity method of accounting, and thus reports its share of income and losses based on its ownership interest in the respective entities. At March 31, 1997, the carrying value of the Company's interest in Broadmoor Austin and the Manager is $16.2 million and $5.2 million, respectively. The difference between the carrying value of the Company's interest in Broadmoor Austin and the book value of the underlying equity is being amortized over 40 years.

   The following is summarized financial information for 100% of Broadmoor Austin at March 31, 1997 and December 31, 1996 and for the three month periods ended March 31, 1997 and March 31, 1996:

BALANCE SHEET:                               MARCH 31, 1997          DECEMBER 31, 1996
-------------                            ----------------------   ----------------------
                                         (DOLLARS IN THOUSANDS)   (DOLLARS IN THOUSANDS)
Real estate and deferred charges, net..                $114,773                 $115,856
Total assets...........................                $128,605                 $129,513
Mortgage note payable (A)..............                $140,000                 $140,000
Venturers' deficit.....................                $(14,852)                $(14,097)

       (A) The Company, along with the other venture partner in Broadmoor Austin, has guaranteed the borrowings under the mortgage note payable.


                                      THREE MONTHS            THREE MONTHS
                                         ENDED                   ENDED
INCOME STATEMENT:                    MARCH 31, 1997          MARCH 31, 1996
-------------------------------  ----------------------  ----------------------
                                 (DOLLARS IN THOUSANDS)  (DOLLARS IN THOUSANDS)
Rental income..................                  $4,870                  $4,958
Interest expense...............                  $3,366                  $3,394
Depreciation and amortization..                  $1,083                  $1,083
Net income.....................                  $  275                  $  284

                           PRENTISS PROPERTIES TRUST
                            AND PREDECESSOR COMPANY
                      NOTES TO CONSOLIDATED AND COMBINED
                             FINANCIAL STATEMENTS




The following is summarized financial information for 100% of  the Manager at March  31, 1997 and for
the three months then  ended:

BALANCE SHEET:                  MARCH 31, 1997
--------------               ---------------------
                             (DOLLARS IN THOUSANDS)
Total assets...............           $ 9,516
Total liabilities..........           $ 4,067
Owners' equity.............           $ 5,449

                                  THREE MONTHS
                                    ENDED
INCOME STATEMENT:                MARCH 31, 1997
-----------------            ----------------------
                             (DOLLARS IN THOUSANDS)

Fee income.................           $ 5,346
Personnel costs, net.......           $ 2,950
General office and
 administrative............           $   967
Net income.................           $ 1,290

7.   SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES

     During the three months ended March 31, 1997, the Company declared cash distributions totaling $9.4 million. The distributions were paid April 17, 1997.

8.   RECENTLY ISSUED ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS"), No. 128, "Earnings per Share" ("EPS") and FAS No. 129, "Disclosure of Information about Capital Structure."

     FAS No. 128 establishes standards for computing and presenting EPS by eliminating the current presentation of primary EPS and requiring a dual presentation of basic and diluted EPS on the face of the income statement. FAS No. 128 also requires a reconciliation of the numerator and denominator used in computing basic and diluted EPS.

     FAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Although early application of FAS No. 128 is not permitted, it does require restatement of all prior-period EPS data presented. The Company believes that upon implementation, FAS No. 128 will not have a material impact on the financial statements of the Company.

     FAS No. 129 establishes standards for disclosure of information about an entity's capital structure such as information about securities, liquidation preference of preferred stock and redeemable stock. FAS No. 129 is effective for financial statements issued for periods ending after December 15, 1997. The Company believes that upon implementation, FAS No. 129 will not have a material impact on the financial statements of the Company.

                           PRENTISS PROPERTIES TRUST
                            AND PREDECESSOR COMPANY
                      NOTES TO CONSOLIDATED AND COMBINED
                             FINANCIAL STATEMENTS



9.   PRO FORMA FINANCIAL INFORMATION

     Due to the impact of the IPO, related Formation Transactions, the 15 Properties acquired between the IPO date and March 31, 1997 and the properties acquired subsequent to March 31, 1997 and current probable acquisitions (as discussed in Note 10), the historical results of operations are not indicative of future results of operations. The following Pro Forma Condensed Statements of Income for the three months ended March 31, 1997 and March 31, 1996 are presented as if the IPO and related Formation Transactions and property acquisitions had occurred at January 1, 1996, and therefore include pro forma information. The pro forma information is based upon historical information and does not purport to present what actual results would have been had such transactions, in fact, occurred at January 1, 1996, or to project results for any future period.

                   PRO FORMA CONDENSED STATEMENTS OF INCOME


                                           THREE MONTHS ENDED     THREE MONTHS ENDED
                                             MARCH 31, 1997         MARCH 31, 1996
                                          ---------------------  --------------------
                                           (in thousands, except for per share data)
Total revenues..........................               $31,584               $30,581
Property operating and maintenance......                 7,395                 7,408
Real estate taxes.......................                 3,348                 2,967
General and administrative..............                   567                   566
Personnel costs, net....................                   763                   512
Interest expense........................                 5,066                 5,066
Amortization of deferred financing costs                   133                   133
Depreciation and amortization...........                 5,569                 5,569
Equity in joint venture and
 unconsolidated subsidiaries............                 1,482                 1,339
                                                       -------               -------
Income before minority interest and
 extraordinary item.....................                10,225                 9,699

Minority interest.......................                (1,167)               (1,105)
                                                       -------               -------
Income before extraordinary item........                 9,058                 8,594
Extraordinary item......................                  (111)                    -
                                                       -------               -------
Net income..............................               $ 8,947               $ 8,594
                                                       =======               =======
Net income per common share before
 extraordinary item.....................                  0.34                  0.33

Extraordinary item......................                     -                     -
                                                       -------               -------
Net income per common share.............                 $0.34                 $0.33
                                                       =======               =======

10.  SUBSEQUENT EVENTS

     On April 2, 1997, the Operating Partnership acquired six Class "A" office buildings containing 564,606 square feet located in the suburban Sacramento, California, area. The purchase price of the properties, excluding closing costs, totaled $74.2 million.

                           PRENTISS PROPERTIES TRUST
                            AND PREDECESSOR COMPANY
                       NOTES TO CONSOLIDATED AND COMBINED
                              FINANCIAL STATEMENTS



     On April 8, 1997, the Operating Partnership acquired a single Class "A" office building containing 237,727 square feet located in the Atlanta, Georgia, area. The purchase price for this property, excluding closing costs, totaled $24.8 million, including $12 million of debt assumed in the purchase.

     The acquisitions of the above properties were funded with a portion of the remaining proceeds of the Mortgage Loan and with borrowings under the Company's Line of Credit totaling $65.4 million.

     On May 5, 1997, the Company completed an equity offering (the "Follow-on Offering") of 6,000,000 Common Shares of beneficial interest, $0.01 par value per share. The Common Shares were issued at a price per share of $24.00. The Company contributed the net proceeds of the Follow-on Offering to the Operating Partnership. Subsequent to this transaction, the Company holds an approximate 88.9% interest in the Operating Partnership.

     On May 6, 1997, the Operating Partnership acquired five Class "A" office buildings containing 323,728 square feet located in the Chicago, Illinois, area. The purchase price of these properties, excluding closing costs, totaled $50.5 million and was funded with proceeds of the Follow-on Offering.

     Subsequent to March 31, 1997, the Operating Partnership borrowed funds under the Line of Credit totaling $65.4 million. On May 5, 1997, the Operating Partnership repaid the amounts outstanding under the Line of Credit with a portion of the proceeds from the Follow-on Offering.

     The Company has agreements to acquire 10 office and industrial properties (the "Contracted Properties") in the near future.

     In April 1997, the Company reached an agreement with an affiliate of Lehman Brothers, Inc., the managing lead underwriter of both of the Company's public offerings of Common Shares to provide a new acquisition loan (the "New Acquisition Loan'), which will have an aggregate principal balance of up to $120 million. The Company will use the New Acquisition Loan to finance the acquisition of properties and to repay amounts outstanding under the Line of Credit. It is expected that the New Acquisition Loan will be secured by four office property acquisitions, will bear interest at a rate of LIBOR plus 165 basis points and will have a maturity of 13 months. The New Acquisition Loan is expected to close in June 1997.

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

OVERVIEW

     The Company has been formed to succeed to substantially all of the interests of Prentiss Properties Limited, Inc. ("PPL") and its affiliates in (i) a portfolio of office and industrial properties and (ii) the national acquisition, property management, leasing, development and construction businesses of PPL and its affiliates (the "Prentiss Group"). The acquisition, property management, leasing, development and construction businesses are carried out by the Operating Partnership and the Company's majority-owned affiliates, Prentiss Properties Limited, Inc. and Prentiss Properties Limited II, Inc. (collectively, the "Manager").

     On October 22, 1996, the Company commenced operations after completing an initial public offering (the "IPO") of 16,000,000 common shares of beneficial interest, $0.01 par value per share ("Common Shares"). The Company issued an additional 2,400,000 Common Shares on November 1, 1996, pursuant to the exercise of the underwriters' over-allotment option. The combined 18,400,000 Common Shares were issued at a price per share of $20.00. The Company used approximately $87.4 million of the net proceeds of the IPO and issued 1,879,897 Common Shares of the Company for a total consideration of approximately $125.0 million to purchase certain limited partners' interests in the Operating Partnership. The Company contributed the remaining net proceeds of the IPO to the Operating Partnership. Subsequent to these transactions, the Company held an approximate 86.0% interest in the Operating Partnership.

     The Prentiss Group members, who, prior to the IPO, collectively served as the general partner of the Operating Partnership, contributed to the Operating Partnership all of their interests in the (i) Operating Partnership, (ii) the initial properties that were not owned by the Operating Partnership, and (iii) certain management contracts of PPL (the "Contracts") in exchange for 3,295,995 limited partnership units in the Operating Partnership ("Units").

     On May 5, 1997, the Company completed an equity offering (the "Follow-on Offering") of 6,000,000 Common Shares of beneficial interest, $0.01 par value per share. The Common Shares were issued at a price per share of $24.00. The Company contributed the net proceeds of the Follow-on Offering to the Operating Partnership. Subsequent to this transaction, the Company holds an approximate 88.9% interest in the Operating Partnership.


RESULTS OF OPERATIONS

     As of March 31, 1997, the Company owned 102 properties, 34 office and 68 industrial (the "Properties") containing 11.0 million square feet and located in 12 major markets throughout the U.S. The Predecessor Company includes: (i) the results of operations from 47 Properties for the period presented, (ii) the results of operations of the 3141 Fairview Park Drive Property for the portion of the period after a Prentiss Group member acquired the Property, (iii) a 25% equity interest in the Broadmoor Austin Properties, (iv) a 15% equity interest in the Park West C2 Property for the portion of the period in which the Prentiss Group owned a non-controlling interest, and (v) results of operations of the Prentiss Properties Service Business conducted primarily by a member of the Prentiss Group in the period presented.

     The results of operations for the three month periods ended March 31, 1997 and March 31, 1996 include the operations of the Company and Predecessor Company, respectively. Consequently, the comparison of the periods provides only limited information regarding the operations of the Company as currently constituted.

Comparison of Three Months Ended March 31, 1997 to the Three Months Ended March
-------------------------------------------------------------------------------
31, 1996
--------

     Rental income increased by $13.9 million, or 173.8%, to $21.9 from $8.0 primarily as a result of the Properties acquired concurrent with and subsequent to the Company's IPO. As described above, the Predecessor Company includes results of operations of 47 Properties for the complete three month period and the results of operations of the 3141 Fairview Park Property for the portion of the period subsequent to its acquisition. The rental income for the 47 Properties increased by $70,000, or .9%, from the three month period ended March 31, 1996, to the three month period ended March 31, 1997. The results of operations for the 3141 Fairview Park Property included in the Company's operations totaled approximately $972,000, an increase of approximately $658,000 from the approximate $314,000 included in the Predecessor Company's operations. The increase resulted primarily from the Company's ownership of the Property and thus, the inclusion of its operations for the entire period presented. The Properties acquired concurrent with or subsequent to the IPO account for a $13.2 million increase in rental income.

     Property operating and maintenance expenses increased by $2.8 million, or 109.9%, primarily as a result of the Properties acquired concurrent with or subsequent to the Company's IPO. The property operating and maintenance expenses for the 47 Predecessor Company Properties increased by approximately $51,000, or 2.1%, from the three month period ended March 31, 1996 to the three month period ended March 31, 1997. The property operating and maintenance expenses of the 3141 Fairview Park Property included in the Company's operations totaled approximately $323,000, an increase of $141,000 from the approximate $182,000 included in the Predecessor Company's operations. The increase resulted primarily from the Company's ownership of the Property, and thus, the inclusion of its operations for the entire period presented. The Properties acquired concurrent with and subsequent to the IPO account for a $2.6 million increase in property operating and maintenance expense.

     Real estate taxes increased by $1.6 million, or 192.8%, primarily as a result of the Properties acquired concurrent with and subsequent to the Company's IPO. The real estate tax expense for the 47 Predecessor Company Properties decreased by approximately $17,000, or 2.1%, from the three month period ended March 31, 1996 to the three month period ended March 31, 1997. The decrease in real estate taxes results from a decrease in tax expenses of approximately $108,000 on the Cumberland Office Park Properties, offset by an increase of $77,000 and $14,000 of real estate tax expense on the Walnut Glen and other Properties, respectively. The decrease of real estate tax expense on the Cumberland Office Park Properties is attributable to a refund from the taxing authority for previously paid, but contested, taxes. The real estate tax expense of the 3141 Fairview Park Property included in the Company's operations totaled approximately $85,000, an increase of $41,000 from the approximate $44,000 included in the Predecessor Company's operations. The increase resulted primarily from the Company's ownership of the Property, and thus, the inclusion of its operations for the entire period presented. The Properties acquired concurrent with and subsequent to the IPO account for a $1.6 million increase in real estate tax expense.

     Interest expense increased by $1.7 million, or 173.8%, primarily as a result of the increase in debt on real estate from $68.9 million at March 31, 1996 to $201.4 million at March 31, 1997. The increase in debt is attributable to borrowings incurred and assumed in connection with the real estate Properties acquired concurrent with and subsequent to the IPO.

     The decrease in management fees and development, leasing, sale and other fees as well as general and administrative expenses and personnel costs for the three month period ended March 31, 1997 from the three month period ended March 31, 1996 is primarily attributable to the Company's use of the equity method of accounting for the majority of the Company's third-party management service business, and thus, the inclusion of the third-party management service operations in the equity in income of joint venture and unconsolidated subsidiaries line item. The Predecessor Company's third-party management services are combined into the operations of Predecessor Company and therefore included on a gross basis in the line items (i) management fees, (ii) development, leasing, sale and other fees, (iii) general and administrative, and
(iv) personnel costs.

Funds from Operations
---------------------

     The Company generally considers Funds from Operations to be an appropriate measure of liquidity of an equity REIT because industry analysts have accepted it as a performance measure of equity REITs. "Funds from Operations" as defined by the National Association of Real Estate Investment Trusts ("NAREIT") means net income (computed in accordance with GAAP) excluding gains (or losses) from debt restructuring and sale of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. The Company's Funds from Operations are not comparable to Funds from Operations reported by other REITs that do not define that term using the current NAREIT definition. Funds from Operations does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income as an indication of the Company's performance or to cash flows as a measure of liquidity or ability to make distributions. The following is a reconciliation of Net income to Funds from Operations for the three months ended March 31, 1997 and March 31, 1996:


                                                           PREDECESSOR
                                           THE COMPANY       COMPANY
                                          --------------  --------------
                                           THREE MONTHS    THREE MONTHS
                                              ENDED           ENDED
                                          MARCH 31, 1997  MARCH 31, 1996
                                          --------------  --------------
                                              (dollars in thousands)


Net income..............................         $ 7,080          $2,151

Add:
  Real estate depreciation and
   amortization.........................           3,835           1,781
  Real estate depreciation and
   amortization of
     unconsolidated joint ventures......             542             271
  Minority interest in Operating
   Partnership..........................           1,164               -
  Extraordinary item....................             111               -
                                                --------         -------

Funds from Operations...................          12,732           4,203
                                                --------         -------
Funds from Operations (Company's 86.0%
 Share).................................         $10,950          $3,615
                                                ========         =======

Liquidity and Capital Resources
-------------------------------

     Cash and cash equivalents were $31.9 million and $1.0 million at March 31, 1997 and March 31, 1996, respectively. The increase in cash and cash equivalents is primarily a result of cash flows provided by operating and financing activities exceeding cash flow used in investing activities. Net cash provided by operating activities was $4.7 million for the three months ended March 31, 1997 compared to the $2.2 million for the three months ended March 31, 1996. The increase is due primarily to the Property acquisitions and the operations of the Company subsequent to the IPO.

     Net cash used in investing activities increased from $21.0 million for the three months ended March 31, 1996 to $45.3 million for the three months ended March 31, 1997. This increase is due primarily to the real estate assets acquired in the three months ended March 31, 1997 exceeding those acquired in the three months ended March 31, 1996.

     Net cash provided by financing activities increased from $18.8 million for the three months ended March 31, 1996 to $65.3 million for the three months ended March 31, 1997. This increase is primarily attributable to the net increase in debt on real estate during the three months ended March 31, 1997 exceeding the increase during the three months ended March 31, 1996, partially offset by an increase in distributions paid during the three months ended March 31, 1997 from the distributions paid during the three months ended March 31, 1996.

     Upon the closing of the IPO, the Operating Partnership closed a three-year, $100 million revolving credit facility (the "Line of Credit") with Bank One, Texas, N.A. and NationsBank of Texas, N.A. The Operating Partnership may borrow to finance the acquisition of additional properties and for other corporate purposes, including to obtain additional working capital. Initially, borrowings under the Line of Credit bore interest at 30-day, 60-day or 90-day LIBOR (the "London Interbank Offered Rate") at the option of the Company, plus 200 basis points per annum and is secured by first mortgage liens on certain of the Properties (and may be secured by other properties acquired by the Company) and will be guaranteed by the Company. On January 24, 1997, the Company increased the amount available under its Line of Credit from $100 million to $150 million and reduced the interest rate on borrowings under the Line of Credit from LIBOR plus 200 basis points to LIBOR plus 175 basis points.

     In February 1997, the Company closed on a ten-year fixed rate mortgage loan with an initial outstanding balance of $180.1 million (the "Mortgage Loan").
The Mortgage Loan is secured by liens on 53 Properties. The Mortgage Loan was obtained from an affiliate of Lehman Brothers Inc. ("Lehman"), the Managing Underwriter of the Company's IPO and Follow-on Offering. Under the terms of the Mortgage Loan, the Company pays interest only at a rate of approximately 7.57% until the Mortgage Loan's maturity in February 2007. A portion of the proceeds of the Mortgage Loan were used to (i) repay approximately $40.0 million of variable rate loans made by the Mortgage Loan lender in connection with the IPO and (ii) repay approximately $72.8 million of outstanding indebtedness under the Line of Credit at December 31, 1996 and the additional $15.4 million drawn during the three months ended March 31, 1997. A portion of the remaining proceeds from the Mortgage Loan was used to fund the acquisition of the Properties acquired subsequent to the funding of the Mortgage Loan. The following table sets forth the Company's mortgage debt as of March 31, 1997:

                                 MORTGAGE DEBT

                                PRINCIPAL     INTEREST                                        ANNUAL
       PROPERTY(IES)             AMOUNT         RATE     AMORTIZATION      MATURITY          PAYMENT
       -------------         -------------    ---------  ------------     ----------      -----------
Mortgage Loan..............  $180,100,000(1)      7.57%      None      February 27, 2007  $13,633,570

FHP Building...............     6,000,000         7.30%      None      November 1, 2000       438,000
Walnut Glen................    10,000,000         7.50%      None      January 31, 2001       750,000
Broadmoor Austin(2)........    69,860,000         9.75%      None      April 1, 2001        6,811,350
Federal Express............     5,276,237         7.51% (3)  None      June 30, 1998          396,245(4)
---------------------------  ------------     --------                                    -----------

Total/Weighted Average.....  $271,236,237         8.12%                                   $22,029,165
                             ============     ========                                    ===========

(1) The Mortgage Loan is secured by the following 53 Properties: Park West E1, Park West E2, One Northwestern Plaza, 3141 Fairview Park Drive, O'Hare Plaza II, 1717 Deerfield, 2411 Dulles Corner Road, 4401 Fair Lakes Court, Kansas City Industrial Properties (seven Properties), Los Angeles Industrial Properties (18 Properties), Milwaukee Industrial Properties (17 Properties), and the Chicago Industrial Properties (three Properties).
(2) The Company, through the Operating Partnership, owns a 49.9% general partnership interest in the entity that owns the Broadmoor Austin Properties, which interest is accounted for under the equity method of accounting. The amount shown reflects the Company's proportionate share of the mortgage indebtedness secured by the Properties.
(3) Represents a variable rate equal to LIBOR + 1.85%; on May 9, 1997 LIBOR was equal to 5.69%.
(4) Interest payments related to this construction loan are not included in interest expense, as these costs are capitalized to the project.


     The Company's policy is to limit combined indebtedness plus its pro rata share of joint venture debt so that at the time such debt is incurred, it does not exceed 50% of the Company's total market capitalization (the "Debt Limitation"). As of March 31, 1997, the Company had outstanding total indebtedness, including its pro rata share of joint venture debt of approximately $271.2 million, or approximately 31.2% of total market capitalization based on a Common Share price of $25.375 per share. As of March 31, 1997, the Company had the approximate capacity to borrow up to an additional $327.0 million under the Debt Limitation. The amount of indebtedness that the Company may incur, and the policies with respect thereto, are not limited by the Company's Declaration of Trust and Bylaws, and are solely within the discretion of the Company's Board of Trustees.

     The Company's Properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. For the three months ended March 31, 1997, the Company's recurring non-incremental revenue-generating capital expenditures totaled $1.4 million.

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

     Since March 31, 1997, the Company has acquired 12 office properties (the "Additional Properties") and has agreements to acquire 10 office and industrial properties (the "Contracted Properties") in the near future. The agreements relating to the Contracted Properties are subject to customary closing conditions; therefore, there can be no assurances that the Company will acquire all of the Contracted Properties. Upon the completion of the acquisition of the Contracted Properties, the Company expects to have approximately $345.1 million of mortgage indebtedness outstanding.

     In April 1997, the Company reached an agreement with an affiliate of Lehman Brothers, Inc., the managing lead underwriter of both of the Company's public offerings of Common Shares to provide a new acquisition loan (the "New Acquisition Loan'), which will have an aggregate principal balance of up to $120 million. The Company will use the New Acquisition Loan to finance the acquisition of properties and to repay amounts outstanding under the Line of Credit. It is expected that the New Acquisition Loan will be secured by four office property acquisitions, will bear interest at a rate of LIBOR plus 165 basis points and will have a maturity of 13 months. The New Acquisition Loan is expected to close in June 1997.


Inflation
---------

     Most of the leases on the Properties require tenants to pay increases in operating expenses, including common area charges and real estate taxes, thereby reducing the impact on the Company of the adverse effects of inflation. Leases also vary in term from one month to 15 years, further reducing the impact on the Company of the adverse effects of inflation.


Recently Issued Accounting Standards
------------------------------------

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS"), No. 128, "Earnings per Share" ("EPS") and FAS No. 129, "Disclosure of Information about Capital Structure."

     FAS No. 128 establishes standards for computing and presenting EPS by eliminating the current presentation of primary EPS and requiring a dual presentation of basic and diluted EPS on the face of the income statement. FAS No. 128 also requires a reconciliation of the numerator and denominator used in computing basic and diluted EPS.

     FAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Although early application of FAS No. 128 is not permitted, it does require restatement of all prior-period EPS data presented. The Company believes that upon implementation, FAS No. 128 will not have a material impact on the financial statements of the Company.

     FAS No. 129 establishes standards for disclosure of information about an entity's capital structure such as information about securities, liquidation preference of preferred stock and redeemable stock. FAS No. 129 is effective for financial statements issued for periods ending after December 15, 1997. The Company believes that upon implementation, FAS No. 129 will not have a material impact on the financial statements of the Company.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit 27.1-Financial Data Schedule

(b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K for events occurring during the period for which this report is being filed. The Company did file a report on Form 8-K, dated April 2, 1997, with respect to the acquisition by the Operating Partnership, of which the Company is the sole general partner through a wholly-owned subsidiary, of six Class "A" office buildings in suburban Sacramento, California (the "Natomas Properties"). The buildings total 564,606 square feet and are located two miles from the state capital and have freeway access and visibility along Interstate 5, California's main north-south artery.

                                   SIGNATURE
                                   ---------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     PRENTISS PROPERTIES TRUST



Date:  May 13, 1997                By: /s/ Thomas P. Simon
                                       -----------------------------------
                                       Thomas P. Simon (Vice President)