Form 10-Q
period 1997-06-30
PRENTISS PROPERTIES TRUST/MD
filed 1997-08-13
CIK 1011699

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                   FORM 10-Q



                 Quarterly Report under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934



For the Quarter Ended June 30, 1997              Commission File Number  1-14516


                           PRENTISS PROPERTIES TRUST
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



           MARYLAND                                            75-2661588
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                            Identification No.)



         3890 West Northwest Highway, Suite 400, Dallas, Texas  75220
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

           The number of Common Shares, $.01 par value, outstanding as of August 12, 1997, was 26,289,053.

                           PRENTISS PROPERTIES TRUST


                                     INDEX
                                     -----


PART I:  FINANCIAL INFORMATION                                       PAGE NUMBER
                                                                     -----------
         Item 1.  Financial Statements

                  Consolidated Balance Sheets of Prentiss
                  Properties Trust at June 30, 1997 (unaudited)
                  and December 31, 1996                                    3

                  Consolidated Statements of Income of Prentiss
                  Properties Trust for the three and six month
                  periods ended June 30, 1997 (unaudited) and
                  Combined Statements of Income of the Predecessor
                  Company for the three and six month periods
                  ended June 30, 1996 (unaudited)                          4

                  Consolidated Statement of Cash Flows of Prentiss Properties Trust for the six month period ended
                  June 30, 1997 (unaudited) and Combined Statement
                  of Cash Flows of the Predecessor Company for the
                  six month period ended June 30, 1996 (unaudited)         5

                  Notes to Consolidated and Combined Financial
                  Statements                                            6-12

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                   13-19

         Item 3.  Quantitative and Qualitative Disclosures about
                  Market Risk                                              19

PART II: OTHER INFORMATION

         Item 1.  Legal Proceedings                                        20
         Item 2.  Changes in Securities                                    20
         Item 3.  Defaults Upon Mortgages and Notes Payable                20
         Item 4.  Submission of Matters to a Vote of Security Holders      20
         Item 5.  Other Information                                        20
         Item 6.  Exhibits and Reports on Form 8-K                         20

SIGNATURE                                                                  21

                           PRENTISS PROPERTIES TRUST
                          CONSOLIDATED BALANCE SHEETS

                   (dollars in thousands, except share data)

                                           JUNE 30,     DECEMBER 31,
                                             1997          1996
                                          -----------   ------------
                                          (UNAUDITED)
                                  ASSETS
Real estate.............................    $776,830       $501,035
  Less: accumulated depreciation........     (25,754)       (18,507)
                                            --------       --------
                                             751,076        482,528

Deferred charges and other assets, net..      16,959         11,747
Receivables, net........................       8,979          5,356
Cash and cash equivalents...............       6,447          7,226
Escrowed cash...........................       1,649            867
Other receivables (affiliates)..........                      1,346
Investments in joint venture and
 unconsolidated subsidiaries............      21,539         21,956
                                            --------       --------
 Total assets...........................    $806,649       $531,026
                                            ========       ========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
 Debt on real estate....................    $257,035       $128,800
 Accounts payable and other liabilities.      22,885         15,868
 Distributions payable..................      11,831          7,309
 Other payables (affiliates)............       2,661              -
                                            --------       --------
   Total liabilities....................     294,412        151,977
                                            --------       --------

Minority interest in Operating
 Partnership............................      56,971         52,857
                                            --------       --------

Minority interest in partnerships.......       1,005            971
                                            --------       --------
Commitments and contingencies

Shareholders' equity:
    Common shares $.01 par value,
     100,000,000 shares
    authorized, 26,280,907 and
     20,279,897 shares issued
    and outstanding at June 30, 1997
     and December 31,
    1996................................         263            203
 Additional paid-in capital.............     457,684        326,309
 Distributions in excess of accumulated
  earnings..............................      (3,686)        (1,291)
                                            --------       --------
  Total shareholders' equity............     454,261        325,221
                                            --------       --------
  Total liabilities and shareholders'
   equity...............................    $806,649       $531,026
                                            ========       ========

  The accompanying notes are an integral part of these financial statements.

                           PRENTISS PROPERTIES TRUST
                            AND PREDECESSOR COMPANY
                 CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
                                  (UNAUDITED)
                     (in thousands, except per share data)

                                                  THE             PREDECESSOR             THE           PREDECESSOR
                                                COMPANY             COMPANY             COMPANY           COMPANY
                                          -------------------  ------------------  -----------------  ----------------
                                          THREE MONTHS ENDED   THREE MONTHS ENDED  SIX MONTHS ENDED   SIX MONTHS ENDED
                                             JUNE 30, 1997       JUNE 30, 1996       JUNE 30, 1997     JUNE 30, 1996
                                          -------------------  ------------------  -----------------  ----------------
Revenues:
  Rental income.........................             $29,118              $ 8,314           $51,093            $16,340
  Management fees.......................                 225                2,487               472              5,004
  Development, leasing, sale and other
   fees.................................                 435                2,344               867              5,353
                                                     -------              -------           -------            -------
   Total revenues.......................              29,778               13,145            52,432             26,697
                                                     -------              -------           -------            -------

Expenses:
 Property operating and maintenance.....               6,697                2,341            12,010              4,872
 Real estate taxes......................               3,246                  870             5,703              1,709
 General and administrative.............                 747                1,462             1,301              2,957
 Personnel costs, net...................                 655                3,356             1,364              6,923
 Interest expense.......................               4,380                1,579             7,033              2,548
 Amortization of deferred financing
  costs.................................                 194                  525               367                758
 Depreciation and amortization..........               5,051                1,792             8,886              3,573
                                                     -------              -------           -------            -------
   Total expenses.......................              20,970               11,925            36,664             23,340
                                                     -------              -------           -------            -------

Equity in income of joint venture and
 unconsolidated subsidiaries............               1,363                    5             2,782                 19
                                                     -------              -------           -------            -------

Income before minority interest, gain
 on sale and extraordinary item.........              10,171                1,225            18,550              3,376
Minority interest.......................              (1,267)                   -            (2,455)                 -
                                                     -------              -------           -------            -------

Income before gain on sale and
 extraordinary item.....................               8,904                1,225            16,095              3,376
Gain on sale............................                 243                                    243
Extraordinary item (net of minority
 interest of $18)-early extinguishment
 of debt................................                   -                    -              (111)                 -
                                                     -------              -------           -------            -------
Net income..............................             $ 9,147              $ 1,225           $16,227            $ 3,376
                                                     =======              =======           =======            =======

Net income per common share before
 extraordinary item.....................             $  0.37                                $  0.72

Extraordinary item......................                   -                                      -
                                                     -------                                -------

Net income per common share.............             $  0.37                                $  0.72
                                                     -------                                -------

Weighted average number of common
 shares outstanding.....................              24,538                                 22,630
                                                     =======                                =======


  The accompanying notes are an integral part of these financial statements.

                           PRENTISS PROPERTIES TRUST
                            AND PREDECESSOR COMPANY
               CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (dollars in thousands)

                                                                PREDECESSOR
                                             THE COMPANY          COMPANY
                                          -----------------  -----------------
                                          SIX MONTHS ENDED   SIX MONTHS ENDED
                                            JUNE 30, 1997      JUNE 30, 1996
                                          -----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income.............................         $  16,227           $  3,376

 Adjustments to reconcile net income to
  net cash provided by operating
  activities:
   Minority interest....................             2,455                  -
   Extraordinary item...................               111                  -
   Gain on sale.........................              (243)                 -
   Depreciation and amortization........             8,886              3,573
   Amortization of deferred financing
    costs...............................               367                758
   Equity in income of joint venture
    and unconsolidated subsidiaries.....            (2,782)               (19)
   Non-cash compensation................                25                  -
 Changes in assets and liabilities,
  net of non-cash effect of
  acquisitions:                                          5               (145)
   Provision for doubtful accounts......            (3,628)               295
   Receivables..........................            (2,879)            (1,986)
   Deferred charges and other assets....              (558)              (215)
   Escrowed cash........................             4,547                559
   Accounts payable and other
    liabilities.........................             4,007               (185)
                                                 ---------           --------
   Amounts due to/from affiliates.......

 Net cash provided by operating
  activities............................            26,540              6,011
                                                 ---------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of real estate................          (248,296)           (19,946)
 Investment in real estate..............           (17,300)            (1,767)
 Investment in unconsolidated subsidiary              (597)                 -
 Proceeds from sale of real estate......             3,030                  -
 Distributions received from joint
  venture and unconsolidated
  subsidiaries..........................             3,669                  -
 Increase in escrowed cash..............                 -               (301)
                                                 ---------           --------

 Net cash used in investing activities..          (259,494)           (22,014)
                                                 ---------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from sale of common shares           135,775                  -
 Distributions paid to limited partners.            (2,340)                 -
 Distributions paid to common
  shareholders..........................           (14,399)                 -
 Distributions paid to owners...........                 -             (3,625)
 Distributions paid for minority
  interest in consolidated subsidiaries.               (17)                 -
 Proceeds from debt on real estate......           306,756             22,500
 Repayments of debt on real estate......          (193,600)              (155)
 Distribution of PPL income.............                 -             (1,814)
                                                 ---------           --------


 Net cash provided by financing
  activities............................           232,175             16,906
                                                 ---------           --------

 Net increase in cash and cash
  equivalents...........................              (779)               903
 Cash and cash equivalents, beginning
  of period.............................             7,226              1,033
                                                 ---------           --------
 Cash and cash equivalents, end of
  period................................         $   6,447           $  1,936
                                                 =========           ========

SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash paid for interest.................         $   6,113           $  2,550
                                                 =========           ========

  The accompanying notes are an integral part of these financial statements.

1.   FORMATION TRANSACTIONS

     The Organization, IPO and Follow-on Offering

     Prentiss Properties Trust was formed under the laws of the state of Maryland on July 12, 1996, to be a self-administered and self-managed real estate investment trust ("REIT"). Prentiss Properties Trust owns a limited partnership interest and a sole general partnership interest in Prentiss Properties Acquisition Partners, L.P. (the "Operating Partnership") through a wholly-owned subsidiary, Prentiss Properties I, Inc., a Delaware corporation. Prentiss Properties Trust, as referred to herein, includes the Company, its majority-owned Operating Partnership and subsidiaries (collectively, the "Company").

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

     On April 30, 1997, the Company completed an equity offering (the "Follow-on Offering") of 6,000,000 Common Shares of beneficial interest, $0.01 par value per share. The Common Shares were issued at a price per share of $24.00. The Company contributed the net proceeds of the Follow-on Offering to the Operating Partnership. Subsequent to this transaction and at June 30, 1997, the Company holds an approximate 88.9% interest in the Operating Partnership.

     The Properties

     Upon completion of the IPO and certain related transactions (collectively, the "Formation Transactions"), the Company owned 87 properties (the "Initial Properties"), which consisted of 28 office (the "Initial Office Properties") and 59 industrial (the "Initial Industrial Properties") containing an aggregate of
8.9 million net rentable square feet. Between the closing of the IPO and December 31, 1996 and between January 1, 1997 and June 30, 1997, the Company acquired 8 and 29 additional properties, respectively (the "Acquired Properties"). Of the 37 Acquired Properties, 22 were acquired during the three months ended June 30, 1997. As of June 30, 1997, the Company owned 124 properties, 49 office and 75 industrial (the "Properties") containing 13.4 million square feet and located in 13 major markets throughout the U.S.

     The Acquired Properties consist of 21 Class "A" suburban office Properties (the "Acquired Office Properties") totaling 2.4 million square feet and 16 suburban industrial Properties (the "Acquired Industrial Properties") totaling
2.1 million square feet. The Acquired Office Properties are located in the markets of Chicago, Illinois; Dallas, Texas; Sacramento, California; Detroit, Michigan; Denver, Colorado; Atlanta, Georgia; and Northern Virginia. The Acquired Industrial Properties are located in the markets of Chicago; Illinois; Milwaukee, Wisconsin; Los Angeles, California; Baltimore, Maryland; and Dallas, Texas. The purchase price of the Acquired Properties, excluding closing costs, totaled approximately $357.9 million, which was funded with borrowings under the Line of Credit (as defined below) proceeds from the Follow-on Offering and other indebtedness incurred or assumed directly by the Company (see Note 4).

     The Line of Credit

     Upon the closing of the IPO, the Company closed a three-year, $100 million revolving credit facility (the "Line of Credit") with Bank One, Texas, N.A. and NationsBank of Texas, N.A. The Company may borrow to finance the acquisition of additional properties and for other corporate purposes, including to obtain additional working capital. Initially, borrowings under the Line of Credit bore interest at 30-day, 60-day or 90-day LIBOR (the "London Interbank Offered Rate") at the option of the Company, plus 200 basis points per annum and is collateralized by first mortgage liens on certain of the Properties. On January 24, 1997, the Company increased the amount available under its Line of Credit from $100 million to $150 million and reduced the interest rate on borrowings under the Line of Credit from LIBOR plus 200 basis points to LIBOR plus 175 basis points.

2.  BASIS OF PRESENTATION

     The consolidated financial statements of the Company include all the accounts of the Company, its majority-owned Operating Partnership and subsidiaries. The combined financial statements of the Predecessor Company include (i) the results of operations from 47 Properties for the periods presented, (ii) the results of operations of the 3141 Fairview Park Drive Property for the portion of the periods after a Prentiss Group member acquired the Property in February 1996, (iii) a 25% equity interest in the Broadmoor Austin Properties, (iv) a 15% equity interest in the Park West C2 Property for the portion of the periods in which the Prentiss Group owned a non-controlling interest, and (v) results of operations of the Prentiss Properties Service Business conducted primarily by a member of the Prentiss Group in the periods presented. All significant intercompany balances and transactions have been eliminated.

     The accompanying financial statements are unaudited; however, the financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results for the three and six months ended June 30, 1997 are not necessarily indicative of the results to be obtained for the full fiscal year. These financial statements should be read in conjunction with the December 31, 1996 audited financial statements and notes thereto of the Company, included in its annual report on Form 10-K for the fiscal year ended December 31, 1996.

     Net income per Common Share has been computed by dividing net income applicable to common shareholders by the weighted average number of Common Shares outstanding. Weighted average Common Shares outstanding include the immaterial dilutive effect of common share equivalents.

3.  REAL ESTATE

     During the six months ended June 30, 1997, the Company acquired 29 Properties including 16 office Properties containing 1.5 million square feet and 13 industrial Properties containing 1.9 million square feet. The acquisitions are as follows:

 . On January 14, 1997, the Company acquired a single Class "A" office Property containing 58,621 square feet located in the Northern Virginia area. The purchase price of the Property, excluding closing costs, totaled $6.1 million.

 . On February 20, 1997, the Company acquired a single industrial Property containing 360,000 square feet located in the Milwaukee, Wisconsin, area. The purchase price of the Property, excluding closing costs, totaled $9.8 million.

 . On March 18, 1997, the Company acquired a single industrial Property containing 143,924 square feet located in the Baltimore, Maryland, area. The purchase price of the Property, excluding closing costs, totaled $5.5 million.

 .  On March 19, 1997, the Company acquired two industrial Properties containing
   237,344 square feet located in the Dallas, Texas, area. The purchase price of the Properties, excluding closing costs, totaled $8.7 million.

 .  On March 25, 1997, the Company acquired two industrial Properties containing
   228,382 square feet located in the Los Angeles, California, area. The purchase price of the Properties, excluding closing costs, totaled $7.0 million.

 . On April 2, 1997, the Company acquired six Class "A" office Properties containing 566,092 square feet located in the suburban Sacramento, California, area. The purchase price of the Properties, excluding closing costs, totaled $74.2 million.

 . On April 8, 1997, the Company acquired a single Class "A" office Property containing 243,048 square feet located in the Atlanta, Georgia, area. The purchase price of the Property, excluding closing costs, totaled $24.8 million, including $12.0 million of debt assumed in the purchase.

 . On May 6, 1997, the Company acquired five Class "A" office Properties containing 323,728 square feet located in the Chicago, Illinois, area. The purchase price of the Properties, excluding closing costs, totaled $50.5 million.

 .  On May 29, 1997, the Company acquired six industrial Properties containing
   468,750 square feet located in the Los Angeles, California, area. The purchase price of the Properties, excluding closing costs, totaled $16.3 million.

 . On June 4, 1997, the Company acquired two Class "A" office Properties containing 244,816 square feet located in the Detroit, Michigan, area. The purchase price of the Properties, excluding closing costs, totaled $21.8 million.

 . On June 4, 1997, the Company acquired a single Class "A" office Property containing 70,090 square feet in Dallas, Texas, adjacent to the Company's corporate office. The purchase price of the Property, excluding closing costs, totaled $5.5 million, including $3.1 million of debt assumed in the purchase.

 . On June 19, 1997, the Company acquired a single industrial Property containing 455,858 square feet located in the Chicago, Illinois, area. The purchase price of the Property, excluding closing costs, totaled $11.3 million.

4.  DEBT ON REAL ESTATE

     In February 1997, the Company closed a ten-year fixed rate mortgage loan with an initial outstanding balance of $180.1 million (the "Mortgage Loan").
The Mortgage Loan is secured by liens on 53 Properties. The Mortgage Loan was obtained from an affiliate of Lehman Brothers Inc. ("Lehman"), the Managing Underwriter of the Company's IPO and Follow-on Offering. Under the terms of the Mortgage Loan, the Company pays interest only at a rate of approximately 7.58% until the Mortgage Loan's maturity in February 2007. A portion of the proceeds of the Mortgage Loan were used to (i) repay approximately $40.0 million of variable rate loans made by the Mortgage Loan lender in connection with the IPO and (ii) repay approximately $72.8 million of outstanding indebtedness under the Line of Credit at December 31, 1996 and the additional $15.4 million drawn under the Line of Credit during the three months ended March 31, 1997. A portion of the remaining proceeds from the Mortgage Loan was used to fund the acquisition of the Properties acquired subsequent to the funding of the Mortgage Loan.

     In connection with the acquisition of Properties during the six months ended June 30, 1997, the Company assumed debt totaling $15.1 million and had net borrowings under the Line of Credit totaling $36.3 million.

5.  DISTRIBUTION

     On June 17, 1997, the Company declared a cash distribution for the second quarter of 1997 in the amount of $.40 per share, payable on July 17, 1997 to shareholders of record on June 30, 1997. In addition, it was determined that a distribution of $.40 per Unit would be made to the partners of the Operating Partnership, payable on July 17, 1997. The distributions were paid on July 17, 1997, totaling approximately $11.8 million.

6.  INVESTMENT IN JOINT VENTURE AND UNCONSOLIDATED SUBSIDIARIES

     Included in investments in joint venture and unconsolidated subsidiaries are the Company's investment in the Broadmoor Austin Associates Joint Venture ("Broadmoor Austin"), the Company's investment in the Manager and the Company's investment in a partnership owning a parcel of land in northwest Dallas. The Company accounts for its 49.9% investment in Broadmoor Austin, its 95% investment in the Manager and its 51% interest in the land parcel using the equity method of accounting, and thus reports its share of income and losses based on its ownership interest in the respective entities. At June 30, 1997, the carrying value of the Company's interest in Broadmoor Austin, the Manager and the land parcel totaled $15.7 million, $5.2 million and $0.6 million, respectively. The partnership owning the parcel of land in northwest Dallas had no other assets at June 30, 1997, and no operations for the period then ended. The difference between the carrying value of the Company's interest in Broadmoor Austin and the book value of the underlying equity is being amortized over 40 years.

   The following is summarized financial information for 100% of Broadmoor Austin at June 30, 1997 and December 31, 1996 and for the six month periods ended June 30, 1997 and June 30, 1996:

   BALANCE SHEET:                                JUNE 30, 1997          DECEMBER 31, 1996
   -------------                            ----------------------   ----------------------
                                            (DOLLARS IN THOUSANDS)   (DOLLARS IN THOUSANDS)
   Real estate and deferred charges, net..         $113,690                 $115,856
   Total assets...........................         $127,846                 $129,513
   Mortgage note payable..................         $140,000                 $140,000
   Venturers' deficit.....................         $(15,611)                $(14,097)

                                                   SIX MONTHS               SIX MONTHS
                                                     ENDED                    ENDED
   INCOME STATEMENT:                             JUNE 30, 1997            JUNE 30, 1996
   ----------------                         ----------------------   ----------------------
                                            (DOLLARS IN THOUSANDS)   (DOLLARS IN THOUSANDS)
   Rental income..........................         $  9,741                 $  9,917
   Interest expense.......................         $  6,769                 $  6,788
   Depreciation and amortization..........         $  2,167                 $  2,166
   Net income.............................         $    512                 $    542

   The following is summarized financial information for 100% of the Manager at June 30, 1997 and for the six months then ended:

   BALANCE SHEET:                                JUNE 30, 1997
   -------------                            ----------------------
                                            (DOLLARS IN THOUSANDS)
   Total assets.......................             $ 9,242
   Total liabilities..................             $ 3,810
   Owners' equity.....................             $ 5,432

                                                   SIX MONTHS
                                                     ENDED
   INCOME STATEMENT:                             JUNE 30, 1997
   ----------------                         ----------------------
                                            (DOLLARS IN THOUSANDS)
   Fee income.........................             $11,835
   Personnel costs, net...............             $ 5,966
   General office and administrative..             $ 2,747
   Net income.........................             $ 2,563

7.   SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES

     During the three months ended June 30, 1997, the Company declared cash distributions totaling $11.8 million. The distributions were paid July 17, 1997.

     In addition, during the three months ended June 30, 1997, the Company assumed $15.1 million of mortgage debt and $1.9 million of net liabilities in connection with the acquisition of Properties during the period.

     During the three months ended June 30, 1997, $4.4 million of the net proceeds of the Company's Follow-on Offering was allocated to minority interest. The remainder of the net proceeds increased Common Shares and additional paid-in capital.

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

     In June 1997, the FASB issued FAS No. 130, "Comprehensive Income" and FAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

     FAS No. 130 establishes standards for reporting comprehensive income by showing changes in the amounts of those items that affect comprehensive income on the face of the financial statements. FAS No. 130 does not require a specific format for the financial statement in which comprehensive income is reported, but does require that an amount representing total comprehensive income be reported in that statement.

     FAS No. 130 becomes effective in 1998 and requires reclassification of earlier financial statements for comparative purposes. The Company believes that upon implementation, FAS No. 130 will not have a material impact on the financial statements of the Company.

     FAS No. 131 requires disclosure of segment data in an entity's annual financial statements and selected segment information in their quarterly report to shareholders. FAS No. 131 also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers.

     FAS No. 131 supersedes FASB Statement 14, "Financial Reporting for Segments of a Business Enterprise," and is effective for fiscal years beginning after December 15, 1997. The Company believes that upon implementation, FAS No. 131 will not have a material impact on the financial statements of the Company.

9.   PRO FORMA FINANCIAL INFORMATION

     Due to the 29 Properties acquired between January 1, 1997 and June 30, 1997, the historical results of operations for the same period may not be indicative of future results of operations. The following Pro Forma Condensed Statements of Income for the six months ended June 30, 1997 and 1996 are presented as if the IPO and related Formation Transactions, the Follow-on Offering and property acquisitions had occurred January 1, 1996. The pro forma information is based upon historical information and does not purport to present what actual results would have been had such transactions, in fact, occurred January 1, 1996, or to project results for any future period.

                    PRO FORMA CONDENSED STATEMENTS OF INCOME

                                                 SIX MONTHS ENDED       SIX MONTHS ENDED
                                                   JUNE 30, 1997         JUNE 30, 1996
                                               ---------------------  --------------------
                                                (in thousands, except for per share data)
     Total revenues..........................         $73,933               $71,126
     Property operating and maintenance......          17,592                17,693
     Real estate taxes.......................           7,923                 7,148
     General and administrative..............           1,403                 1,215
     Personnel costs, net....................           1,472                 1,029
     Interest expense........................          15,306                15,306
     Amortization of deferred financing costs
                                                          480                   480
     Depreciation and amortization...........          12,139                12,139
     Equity in joint venture and
      unconsolidated subsidiaries............           2,778                 1,957
                                                      -------               -------
     Income before minority interest, gain
      on sale and extraordinary item.........          20,396                18,073

     Minority interest.......................          (2,363)               (2,059)
                                                      -------               -------
     Income before gain on sale and
      extraordinary item.....................          18,033                16,014
     Gain on sale............................             243                     -

     Extraordinary item......................            (111)                    -
                                                      -------               -------
     Net income..............................         $18,165               $16,014
                                                      =======               =======

     Net income per common share before
      extraordinary item.....................         $  0.69               $  0.61

     Extraordinary item......................               -                     -
                                                      -------               -------
     Net income per common share.............         $  0.69               $  0.61
                                                      =======               =======

10.  SUBSEQUENT EVENTS

     On July 29, 1997, the Company acquired a mortgage loan collateralized by a 271,055 square foot office property in Oakland, California. The purchase price of the mortgage loan, excluding closing costs, totaled $37.5 million.

     On July 31, 1997, the Company acquired a single office property containing 100,500 square feet located in the Phoenix, Arizona, area. The purchase price of the property, excluding closing costs, totaled $9.9 million.

     On August 1, 1997, the Company acquired three office properties containing 193,916 square feet located in the North Hollywood, California area. The purchase price of the properties, excluding closing costs, totaled $23.0 million.

     In April 1997, the Company reached an agreement with an affiliate of Lehman Brothers, Inc., the managing lead underwriter of both of the Company's public offerings of Common Shares to provide a new acquisition loan (the "New Acquisition Loan"), with an aggregate principal balance of up to $120 million. On July 29, 1997, the

Company closed on the New Acquisition Loan with initial borrowings of $51.9 million. The proceeds were used to fund the purchase of the mortgage loan, as described above, and repay $14.4 million of the outstanding balance on the Line of Credit. The New Acquisition Loan is currently collateralized by a single Property and bears interest at a rate of LIBOR plus 165 basis points and will have a maturity of 13 months.

     The Company has agreements to acquire eight additional office properties (the "Contracted Properties") in the near future for an aggregate purchase price of approximately $92.3 million, excluding closing costs. The agreements relating to the Contracted Properties are subject to customary closing conditions; therefore, there can be no assurances that the Company will acquire all of the Contracted Properties.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

This Form 10-Q may include forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are identified by phrases such as the Company "expects" or "anticipates" and words of similar effect. The Company's actual results may differ materially from those projected. Factors that could cause such a difference include: the Company's inability or failure to acquire properties under contract or additional properties; difficulties in integrating and operating acquired properties; bankruptcy or default of major tenants resulting in a failure or delay in payment of rent; and general risks associated with investments in real estate, including the effect of changes in economic, competitive and other market conditions in the markets where the Company's properties are concentrated, non-renewal of expiring leases or inability to relet vacated space at adequate rates, the inability of properties to generate adequate cash flow to fund debt service and operating expenses, financing and refinancing risks related to the Company's floating rate debt and new debt necessary to support growth. For additional information, please refer to the detailed discussion of risks included in the Company's Prospectus dated April 29, 1997, under the caption "Risk Factors."

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

     On April 30, 1997, the Company completed an equity offering (the "Follow-on Offering") of 6,000,000 Common Shares of beneficial interest, $0.01 par value per share. The Common Shares were issued at a price per share of $24.00. The Company contributed the net proceeds of the Follow-on Offering to the Operating Partnership. Subsequent to this transaction and at June 30, 1997, the Company holds an approximate 88.9% interest in the Operating Partnership.


RESULTS OF OPERATIONS

     As of June 30, 1997, the Company owned 124 properties, 49 office and 75 industrial (the "Properties") containing 13.4 million square feet and located in 13 major markets throughout the U.S. The Predecessor Company includes: (i) the results of operations from 47 Properties for the periods presented, (ii) the results of operations of the 3141 Fairview Park Drive Property for the portion of the periods after a Prentiss Group member acquired the Property in February 1996, (iii) a 25% equity interest in the Broadmoor Austin Properties, (iv) a 15% equity interest in the Park West C2 Property for the portion of the periods in which the Prentiss Group owned a non-controlling interest, and (v) results of operations of the Prentiss Properties Service Business conducted primarily by a member of the Prentiss Group in the periods presented.

     The results of operations for the periods ended June 30, 1997 and 1996 include the operations of the Company and Predecessor Company, respectively. Consequently, the comparisons of the periods provide only limited information regarding the operations of the Company as currently constituted.

Comparison of Three Months Ended June 30, 1997 to the Three Months Ended June
-----------------------------------------------------------------------------
30, 1996
--------

     Rental income increased by $20.8 million, or 250.2%, to $29.1 million from $8.3 million primarily as a result of the Properties acquired concurrent with and subsequent to the Company's IPO. As described above, the Predecessor Company includes results of operations of the 47 Properties and the 3141 Fairview Park Property for the complete three month period. The rental income for the combined 48 Properties increased by $1.0 million, or 12.4%, from the three month period ended June 30, 1996, to the three month period ended June 30, 1997. The increase of $1.0 million is primarily attributable to net increases in rental income, including (i) $407,000 at the Milwaukee Industrial Properties,
(ii) $220,000 at the Walnut Glen Property, (iii) $160,000 at the Kansas City Industrial Properties, and (iv) various other individually insignificant net increases totaling $245,000. The increase of $407,000 at the Milwaukee Industrial Properties resulted primarily from the collection of past due rents of $511,000, offset by a reduction in rental income resulting from space vacated
in March 1996.   The increase of $220,000 at the Walnut Glen Property is
attributable to a net increase in occupancy of approximately 50,000 square feet. The increase of $160,000 at the Kansas City Industrial Properties results primarily from the leasing of 200,000 square feet, or 100%, of one of the Properties in February 1997. The space, which was vacated in February 1996, was leased at a net rate of $2.10 per square foot versus an expiring net rate of approximately $1.80. The 76 Properties acquired concurrent with or subsequent to the IPO account for a $19.8 million increase in rental income.

     Property operating and maintenance expenses increased by $4.4 million, or 186.1%, primarily as a result of the Properties acquired concurrent with or subsequent to the Company's IPO. The property operating and maintenance expenses for the 48 Predecessor Company Properties decreased by approximately $76,000, or 3.2%, from the three month period ended June 30, 1996 to the three month period ended June 30, 1997. The 76 Properties acquired concurrent with and subsequent to the IPO account for a $4.4 million increase in property operating and maintenance expense.

     Real estate taxes increased by $2.4 million, or 273.1%, primarily as a result of the Properties acquired concurrent with and subsequent to the Company's IPO. The real estate tax expense for the 48 Predecessor Company Properties increased by approximately $109,000, or 12.5%, from the three month period ended June 30, 1996 to the three month period ended June 30, 1997. The increase in real estate taxes for the 48 Predecessor Company Properties results primarily from an increase of real estate tax expense on the Walnut Glen Property. The 76 Properties acquired concurrent with and subsequent to the IPO account for a $2.3 million increase in real estate tax expense.

     Interest expense increased by $2.8 million, or 177.4%, primarily as a result of the increase in debt on real estate from $68.8 million at June 30, 1996 to $257.0 million at June 30, 1997. The increase in debt is attributable to borrowings incurred and assumed in connection with the 76 real estate Properties acquired concurrent with and subsequent to the IPO.

     The decrease in management fees and development, leasing, sale and other fees as well as general and administrative expenses and personnel costs for the three month period ended June 30, 1997 from the three month period ended June 30, 1996 is primarily attributable to the Company's use of the equity method of accounting for the majority of the Company's third-party management service business, and thus, the inclusion of the third-party management service operations in the equity in income of joint venture and unconsolidated subsidiaries line item for the three months ended June 30, 1997. The Predecessor Company's third-party management services are combined into the operations of Predecessor Company and therefore included on a gross basis in the line items (i) management fees, (ii) development, leasing, sale and other fees,
(iii) general and administrative, and (iv) personnel costs.

Comparison of Six Months Ended June 30, 1997 to the Six Months Ended June 30,
-----------------------------------------------------------------------------
1996
----

     Rental income increased by $34.8 million, or 212.7%, to $51.1 million from $16.3 million primarily as a result of the Properties acquired concurrent with and subsequent to the Company's IPO. As described above, the Predecessor Company includes results of operations of 47 Properties for the complete six month period and the results of operations of the 3141 Fairview Park Property for the portion of the period subsequent to its acquisition in

February 1996. The rental income for the 47 Properties increased by $1.1, or 7.5%, from the six month period ended June 30, 1996, to the six month period ended June 30, 1997. The increase of $1.1 million is primarily attributable to incremental increases in rental income, including (i) $250,000 at the Milwaukee Industrial Properties, (ii) $400,000 at the Walnut Glen Property, (iii) $180,000 at the Kansas City Industrial Properties, and (iv) various other individually insignificant net increases totaling $270,000. The increase of $250,000 at the Milwaukee Industrial Properties resulted primarily from the collection of past due rents totaling $511,000 offset by a reduction in rental income resulting from space vacated in March 1996. The incremental increase of $400,000 at the Walnut Glen Property is attributable to a net increase in occupancy of 50,000 square feet. The increase of $180,000 at the Kansas City Industrial Properties resulted from the leasing of 200,000 square feet, or 100%, of one of the Properties in February 1997. The space, which was vacated in February 1996, was leased at a net rate of $2.10 per square foot versus the expiring net rate of approximately $1.80. The rental income for the 3141 Fairview Park Property included in the Company's operations totaled approximately $1.9 million, an increase of approximately $600,000 from the approximate $1.3 million included in the Predecessor Company's operations. The increase resulted primarily from the Predecessor Company's acquisition of the Property during the six months ended June 30, 1996, and thus, the inclusion of its operations by the Company for the entire period presented. The 76 Properties acquired concurrent with or subsequent to the IPO account for a $33.0 million increase in rental income.

     Property operating and maintenance expenses increased by $7.1 million, or 146.5%, primarily as a result of the Properties acquired concurrent with or subsequent to the Company's IPO. The property operating and maintenance expenses for the 47 Predecessor Company Properties decreased by approximately $9,000, or 0.21%, from the six month period ended June 30, 1996 to the six month period ended June 30, 1997. The property operating and maintenance expenses of the 3141 Fairview Park Property included in the Company's operations totaled approximately $555,000, an increase of $85,000 from the approximate $470,000 included in the Predecessor Company's operations. The increase resulted primarily from the Predecessor Company's acquisition of the Property during the six months ended June 30, 1996, and thus, the inclusion of its operations by the Company for the entire period presented. The 76 Properties acquired concurrent with and subsequent to the IPO account for a $7.1 million increase in property operating and maintenance expense.

     Real estate taxes increased by $4.0 million, or 233.7%, primarily as a result of the Properties acquired concurrent with and subsequent to the Company's IPO. The real estate tax expense for the 47 Predecessor Company Properties increased by approximately $67,000, or 4.1%, from the six month period ended June 30, 1996 to the six month period ended June 30, 1997. The increase in real estate taxes results from an increase of real estate tax expense of $149,000 on the Walnut Glen Property and other insignificant increases, offset by a decrease in tax expenses of approximately $108,000 on the Cumberland Office Park Properties. The decrease of real estate tax expense on the Cumberland Office Park Properties is attributable to a refund from the taxing authority for previously paid, but contested, taxes. The real estate tax expense of the 3141 Fairview Park Property included in the Company's operations totaled approximately $165,000, an increase of $70,000 from the approximate $95,000 included in the Predecessor Company's operations. The increase resulted primarily from the Predecessor Company's acquisition of the Property during the six months ended June 30, 1996, and thus, the inclusion of its operations by the Company for the entire period presented. The 76 Properties acquired concurrent with and subsequent to the IPO account for a $3.9 million increase in real estate tax expense.

     Interest expense increased by $4.5 million, or 176.0%, primarily as a result of the increase in debt on real estate from $68.8 million at June 30, 1996 to $257.0 million at June 30, 1997. The increase in debt is attributable to borrowings incurred and assumed in connection with the 76 real estate Properties acquired concurrent with and subsequent to the IPO.

     The decrease in management fees and development, leasing, sale and other fees as well as general and administrative expenses and personnel costs for the six month period ended June 30, 1997 from the six month period ended June 30, 1996 is primarily attributable to the Company's use of the equity method of accounting for the majority of the Company's third-party management service business, and thus, the inclusion of the third-party management service operations in the equity in income of joint venture and unconsolidated subsidiaries line item for the six months ended June 30, 1997. The Predecessor Company's third-party management services are combined into the operations of Predecessor Company and therefore included on a gross basis in the line items
(i) management fees, (ii) development, leasing, sale and other fees, (iii) general and administrative, and (iv) personnel costs.

Funds from Operations
---------------------

     The Company generally considers Funds from Operations to be an appropriate measure of liquidity of an equity REIT because industry analysts have accepted it as such. "Funds from Operations" as defined by the National Association of Real Estate Investment Trusts ("NAREIT") means net income (computed in accordance with GAAP) excluding gains (or losses) from debt restructuring and sale of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. The Company's Funds from Operations may not be comparable to Funds from Operations reported by other REITs that do not define that term using the current NAREIT definition. Funds from Operations does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income as an indication of the Company's performance or to cash flows as a measure of liquidity or ability to make distributions. The following is a reconciliation of net income to Funds from Operations for the three and six month periods ended June 30, 1997 and 1996:

                                                  THE             PREDECESSOR             THE           PREDECESSOR
                                                COMPANY             COMPANY             COMPANY           COMPANY
                                          -------------------  ------------------  -----------------  ----------------
                                          THREE MONTHS ENDED   THREE MONTHS ENDED  SIX MONTHS ENDED   SIX MONTHS ENDED
                                             JUNE 30, 1997       JUNE 30, 1996       JUNE 30, 1997     JUNE 30, 1996
                                          -------------------  ------------------  -----------------  ----------------
                                                                      (dollars in thousands)
Net income                                     $ 9,147               $1,225           $16,227             $3,376

Add:
  Real estate depreciation and
   amortization.........................         5,051                1,778             8,886              3,569
  Real estate depreciation and
   amortization of
     unconsolidated joint ventures......           530                  271             1,072                542
  Minority interest in Operating
   Partnership..........................         1,240                    -             2,404                  -
  Extraordinary item....................             -                    -               111                  -
  Less:  Gain on sale of property.......          (243)                   -              (243)                 -
                                               -------               ------           -------             ------

Funds from Operations                           15,725                3,284            28,457              7,487
                                               -------               ------           -------             ------

Funds from Operations (Company's Share)        $13,863               $2,895           $24,839             $6,535
                                               =======               ======           =======             ======

Liquidity and Capital Resources
-------------------------------

     Cash and cash equivalents were $6.4 million and $1.9 million at June 30, 1997 and June 30, 1996, respectively. The increase in cash and cash equivalents is primarily a result of cash flows provided by operating and financing activities exceeding cash flow used in investing activities. Net cash provided by operating activities was $26.5 million for the six months ended June 30, 1997, compared to the $6.0 million for the six months ended June 30, 1996. The increase is due primarily to the operating results of the Properties acquired subsequent to the IPO.

     Net cash used in investing activities increased from $22.0 million for the six months ended June 30, 1996 to $259.5 million for the six months ended June 30, 1997. This increase is due primarily to the 29 real estate Properties acquired in the six months ended June 30, 1997 exceeding that for the six months ended June 30, 1996.

     Net cash provided by financing activities increased from $16.9 million for the six months ended June 30, 1996 to $232.2 million for the six months ended June 30, 1997. This increase is primarily attributable to the net increase in debt on real estate of the Company during the six months ended June 30, 1997 exceeding the increase by the Predecessor Company during the six months ended June 30, 1996 and cash proceeds from the Company's Follow-on Offering, partially offset by an increase in distributions paid during the six months ended June 30, 1997 from the distributions paid during the six months ended June 30, 1996.

     Upon the closing of the IPO, the Company closed a three-year, $100 million revolving credit facility (the "Line of Credit") with Bank One, Texas, N.A. and NationsBank of Texas, N.A. The Company may borrow to finance the acquisition of additional properties and for other corporate purposes, including to obtain additional working capital. Initially, borrowings under the Line of Credit bore interest at 30-day, 60-day or 90-day LIBOR (the "London Interbank Offered Rate") at the option of the Company, plus 200 basis points per annum and is collateralized by first mortgage liens on certain of the Properties. On January 24, 1997, the Company increased the amount available under its Line of Credit from $100 million to $150 million and reduced the interest rate on borrowings under the Line of Credit from LIBOR plus 200 basis points to LIBOR plus 175 basis points.

     In February 1997, the Company closed a ten-year fixed rate mortgage loan with an initial outstanding balance of $180.1 million (the "Mortgage Loan"). The Mortgage Loan is collateralized by liens on 53 Properties. The Mortgage Loan was obtained from an affiliate of Lehman Brothers Inc. ("Lehman"), the Managing Underwriter of the Company's IPO and Follow-on Offering. Under the terms of the Mortgage Loan, the Company pays interest only at a rate of approximately 7.58% until the Mortgage Loan's maturity in February 2007. A portion of the proceeds from the Mortgage Loan was used to fund the acquisition of the Properties acquired subsequent to the funding of the Mortgage Loan. The following table sets forth the Company's mortgage debt as of June 30, 1997:

                                 MORTGAGE DEBT

                                                                                              ANNUAL
                                PRINCIPAL     INTEREST                                       INTEREST
       PROPERTY(IES)             AMOUNT         RATE     AMORTIZATION      MATURITY          PAYMENT
       -------------            ---------     --------   ------------      --------          --------
Mortgage Loan..............  $180,100,000(1)      7.58%      None      February 27, 2007  $13,651,580

FHP Building...............     6,000,000         7.30%      None      November 1, 2000       438,000
Walnut Glen................    10,000,000         7.50%      None      January 31, 2001       750,000
Crescent Centre............    12,000,000         7.95%      None      March 1, 2004          954,000
Bachman Creek-West.........     3,078,951         8.63%     25 yr      November 30, 2002      249,746
Broadmoor Austin(2)........    69,860,000         9.75%      None      April 1, 2001        6,811,350
Federal Express............     9,556,086         7.48%(3)   None      June 30, 1998          714,317(4)
Line of Credit.............    36,300,000         7.38%(5)   None      October 14, 1999     2,677,125
                             ------------         ----                                    -----------

Total/Weighted Average.....  $326,895,037         8.03%                                   $26,246,118
                             ============         ====                                    ===========

(1) The Mortgage Loan is collateralized by the following 53 Properties: Park West E1, Park West E2, One Northwestern Plaza, 3141 Fairview Park Drive, O'Hare Plaza II, 1717 Deerfield, 2411 Dulles Corner Road, 4401 Fair Lakes Court, Kansas City Industrial Properties (seven Properties), Los Angeles Industrial Properties (18 Properties), Milwaukee Industrial Properties (17 Properties), and the Chicago Industrial Properties (3 Properties).
(2) The Company, through the Operating Partnership, owns a 49.9% general partnership interest in the entity that owns the Broadmoor Austin Properties, which interest is accounted for under the equity method of accounting. The amount shown reflects the Company's proportionate share of the mortgage indebtedness collateralized by the Properties.
(3) Represents a variable rate equal to LIBOR + 1.85%; on August 8, 1997 LIBOR was equal to 5.63%.
(4) Interest payments related to this construction loan are not included in interest expense, as these costs are capitalized to the project.
(5) Represents a variable rate equal to LIBOR + 1.75%; on August 8, 1997 LIBOR was equal to 5.63%.

     The Company's policy is to limit combined indebtedness plus its pro rata share of joint venture debt so that at the time such debt is incurred, it does not exceed 50% of the Company's total market capitalization (the "Debt Limitation"). As of June 30, 1997, the Company had outstanding total indebtedness, including its pro rata share of joint venture debt of approximately $326.9 million, or approximately 30.14% of total market capitalization based on a Common Share price of $25.63 per share. As of June 30, 1997, the Company had the approximate capacity to borrow up to an additional $431.0 million under the Debt Limitation. The amount of indebtedness that the Company may incur, and the policies with respect thereto, are not limited by the Company's Declaration of Trust and Bylaws, and are solely within the discretion of the Company's Board of Trustees.

     The Company's Properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. For the three and six months ended June 30, 1997, the Company's recurring non-incremental revenue-generating capital expenditures totaled $1.2 million and $2.6 million, respectively. The Company's recurring non-incremental revenue-generating capital expenditures exclude approximately $743,000, related to the Walnut Glen Property, reserved for during the formation of the Company.

     The Company has considered its short-term liquidity needs and the adequacy of adjusted estimated cash flows and other expected liquidity sources to meet these needs. The Company believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements and the minimum distribution required to maintain the Company's REIT qualification under the Code. The Company anticipates that these needs will be fully funded from the Company's initial working capital and the cash flows provided by operating activities and, when necessary to fund shortfalls resulting from the timing of collections of accounts receivable in the ordinary course of business, from the Line of Credit, leasing development and construction business and from the Manager. The Manager's sole source of income will be fees generated by its office and industrial real estate management, leasing, development and construction business.

     Since June 30, 1997, the Company has acquired four office properties and a mortgage loan (the "Additional Acquisitions") and has agreements to acquire eight office properties (the "Contracted Properties") in the near future. The agreements relating to the Contracted Properties are subject to customary closing conditions; therefore, there can be no assurances that the Company will acquire all of the Contracted Properties. Upon the completion of the acquisition of the Contracted Properties, the Company expects to have approximately $489.6 million of mortgage indebtedness outstanding, including its pro rata share of joint venture debt.

     In April 1997, the Company reached an agreement with an affiliate of Lehman Brothers, Inc., the managing lead underwriter of both of the Company's public offerings of Common Shares to provide a new acquisition loan (the "New Acquisition Loan"), with an aggregate principal balance of up to $120 million. On July 29, 1997, the Company closed on the New Acquisition Loan with initial borrowings of $51.9 million. The proceeds were used to fund the purchase of the mortgage loan as described above and repay $14.4 million of the outstanding balance on the Line of Credit. The New Acquisition Loan is currently collateralized by a single Property and bears interest at a rate of LIBOR plus 165 basis points and will have a maturity of 13 months.

     The Company expects to meet its long-term liquidity requirements for the funding of activities such as development, property acquisitions, scheduled debt maturities, major renovations, expansions and other non-recurring capital improvements through long-term secured and unsecured indebtedness and the issuance of additional equity securities from the Company. The Company also intends to use proceeds from the Line of Credit to fund property acquisitions, development, redevelopment, expansions and capital improvements on an interim basis.

     The Company expects to make distributions to its shareholders primarily based on its distributions from the Operating Partnership. The Operating Partnership's income will be derived primarily from lease revenues from the Properties and, to a limited extent, from fees generated by its office and industrial real estate management property.


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

     In June 1997, the FASB issued FAS No. 130, "Comprehensive Income" and FAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

     FAS No. 130 establishes standards for reporting comprehensive income by showing changes in the amounts of those items that affect comprehensive income on the face of the financial statements. FAS No. 130 does not require a specific format for the financial statement in which comprehensive income is reported, but does require that an amount representing total comprehensive income be reported in that statement.

     FAS No. 130 becomes effective in 1998 and requires reclassification of earlier financial statements for comparative purposes. The Company believes that upon implementation, FAS No. 130 will not have a material impact on the financial statements of the Company.

     FAS No. 131 requires disclosure of segment data in an entity's annual financial statements and selected segment information in their quarterly report to shareholders. FAS No. 131 also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers.

     FAS No. 131 supersedes FASB Statement 14, "Financial Reporting for Segments of a Business Enterprise," and is effective for fiscal years beginning after December 15, 1997. The Company believes that upon implementation, FAS No. 131 will not have a material impact on the financial statements of the Company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit 10.1 - Loan Agreement Between Prentiss Properties Natomas, L.P., Prentiss Properties Corporetum, L.P., Prentiss Properties Seven Mile, L.P., and Prentiss Properties Gateway II, L.P., as Borrower and Lehman Brothers Realty Corporation as Lender.

     Exhibit 27.1 - Financial Data Schedule

(b)  Reports on Form 8-K

     The Company filed a report on Form 8-K, dated April 2, 1997 and amended June 12, 1997, with respect to the acquisition by the Operating Partnership, of which the Company is the sole general partner through a wholly-owned subsidiary, of six Class "A" office buildings in suburban Sacramento, California (the "Natomas Properties"). The buildings total 566,092 square feet and are located two miles from the state capital and have freeway access and visibility along Interstate 5, California's main north-south artery.

                                   SIGNATURE
                                   ---------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                       PRENTISS PROPERTIES TRUST



Date:  August 12, 1997                  By: /s/ Thomas P. Simon
                                            -----------------------------------
                                            Thomas P. Simon (Vice President)