Form 10-Q
period 1997-09-30
PRENTISS PROPERTIES TRUST/MD
filed 1997-11-03
CIK 1011699

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                   FORM 10-Q




                 Quarterly Report under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934



For the Quarter Ended September 30, 1997         Commission File Number  1-14516


                           PRENTISS PROPERTIES TRUST
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



         MARYLAND                                                75-2661588
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)



         3890 West Northwest Highway, Suite 400, Dallas, Texas  75220
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

 The number of Common Shares, $.01 par value, outstanding as of October 31,
                             1997, was 26,289,483.

                           PRENTISS PROPERTIES TRUST


                                     INDEX
                                     -----


PART I: FINANCIAL INFORMATION                                        PAGE NUMBER
                                                                     -----------
        Item 1.  Financial Statements

                 Consolidated Balance Sheets of Prentiss
                 Properties Trust at September 30, 1997
                 (unaudited) and December 31, 1996                             3

                 Consolidated Statements of Income of Prentiss
                 Properties Trust for the three and nine month
                 periods ended September 30, 1997(unaudited) and
                 Combined Statements of Income of the Predecessor
                 Company for the three and nine month periods ended
                 September 30, 1996 (unaudited)                                4


                 Consolidated Statement of Cash Flows of Prentiss
                 Properties Trust for the nine month period ended
                 September 30, 1997 (unaudited) and Combined
                 Statement of Cash Flows of the Predecessor Company
                 for the nine month period ended September 30, 1996
                 (unaudited)                                                   5

                 Notes to Consolidated and Combined Financial
                 Statements                                                 6-12




         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       13-19

         Item 3. Quantitative and Qualitative Disclosures about
                 Market Risk                                                  19

PART II: OTHER INFORMATION

         Item 1. Legal Proceedings                                            20
         Item 2. Changes in Securities                                        20
         Item 3. Defaults Upon Mortgages and Notes Payable                    20
         Item 4. Submission of Matters to a Vote of Security Holders          20
         Item 5. Other Information                                            20
         Item 6. Exhibits and Reports on Form 8-K                             20

SIGNATURE                                                                     21

                           PRENTISS PROPERTIES TRUST
                          CONSOLIDATED BALANCE SHEETS

                   (dollars in thousands, except share data)

                                                                                  SEPTEMBER 30,          DECEMBER 31,
                                                                                       1997                  1996
                                                                               --------------------  --------------------
                                                                                   (UNAUDITED)
                                                        ASSETS

Real estate.....................................................                       $918,545              $501,035
  Less: accumulated depreciation................................                        (30,490)              (18,507)
                                                                                       --------              --------
                                                                                        888,055               482,528

Deferred charges and other assets, net..........................                         19,457                11,747
Mortgage note receivable........................................                         36,378                     -
Receivables, net................................................                          9,234                 5,356
Cash and cash equivalents.......................................                          3,614                 7,226
Escrowed cash and deposits on real estate.......................                          5,972                   867
Other receivables (affiliates)..................................                              -                 1,346
Investments in joint venture and unconsolidated subsidiaries....                         22,559                21,956
                                                                                       --------              --------
 Total assets...................................................                       $985,269              $531,026
                                                                                       ========              ========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
 Debt on real estate............................................                       $432,641              $128,800
 Accounts payable and other liabilities.........................                         24,016                15,868
 Distributions payable..........................................                         11,834                 7,309
 Other payables (affiliates)....................................                          4,755                     -
                                                                                       --------              --------
   Total liabilities............................................                        473,246               151,977
                                                                                       --------              --------

Minority interest in Operating Partnership......................                         56,921                52,857
                                                                                       --------              --------
Minority interest in partnerships...............................                          1,034                   971
                                                                                       --------              --------
Commitments and contingencies

Shareholders' equity:
 Common shares $.01 par value, 100,000,000 shares
  authorized, 26,289,053 and 20,279,897 shares issued
  and outstanding at September 30, 1997 and
  December 31, 1996, respectively...............................                            263                   203
 Additional paid-in capital.....................................                        457,892               326,309
 Distributions in excess of accumulated earnings................                         (4,087)               (1,291)
                                                                                       --------              --------
     Total shareholders' equity.................................                        454,068               325,221
                                                                                       --------              --------
     Total liabilities and shareholders' equity.................                       $985,269              $531,026
                                                                                       ========              ========




   The accompanying notes are an integral part of these financial statements.

                           PRENTISS PROPERTIES TRUST
                            AND PREDECESSOR COMPANY
                 CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
                                  (UNAUDITED)
                       (in thousands, except share data)



                                                         THE              PREDECESSOR              THE             PREDECESSOR
                                                       COMPANY              COMPANY              COMPANY             COMPANY
                                                 -------------------  -------------------  -------------------  ------------------
                                                    THREE MONTHS         THREE MONTHS          NINE MONTHS         NINE MONTHS
                                                        ENDED                ENDED                ENDED               ENDED
                                                 SEPTEMBER 30, 1997   SEPTEMBER 30, 1996   SEPTEMBER 30, 1997   SEPTEMBER 30, 1996
                                                 -------------------  -------------------  -------------------  ------------------

Revenues:
  Rental income................................             $33,998              $ 8,701              $85,092              $25,041
  Mortgage interest............................                 640                    -                  640                    -
  Management fees..............................                 218                2,525                  690                7,529
  Development, leasing, sale and other fees....                 724                3,255                1,591                8,608
                                                            -------              -------              -------              -------
   Total revenues..............................              35,580               14,481               88,013               41,178
                                                            -------              -------              -------              -------

Expenses:
 Property operating and maintenance............               7,962                2,106               19,972                6,978
 Real estate taxes.............................               3,683                1,188                9,386                2,897
 General and administrative....................               1,038                1,689                2,338                4,646
 Personnel costs, net..........................               1,073                4,247                2,437               11,170
 Interest expense..............................               5,893                1,657               12,926                4,205
 Amortization of deferred financing costs......                 222                  525                  589                1,283
 Depreciation and amortization.................               5,783                1,864               14,669                5,437
                                                            -------              -------              -------              -------
   Total expenses..............................              25,654               13,276               62,317               36,616
                                                            -------              -------              -------              -------

Equity in income (loss) of joint venture and
 unconsolidated subsidiaries...................               1,488                   (1)               4,270                   18
                                                            -------              -------              -------              -------

Income before gain on sale, minority interest,
 and extraordinary item........................              11,414                1,204               29,966                4,580
Gain on sale...................................                   -                  378                  243                  378
Minority interest..............................              (1,298)                   -               (3,753)                   -
                                                            -------              -------              -------              -------

Income before extraordinary item...............              10,116                1,582               26,456                4,958
Extraordinary item - (loss) on early
 extinguishment of debt........................                   -                    -                 (111)                   -
                                                            -------              -------              -------              -------

Net income.....................................             $10,116              $ 1,582              $26,345              $ 4,958
                                                            =======              =======              =======              =======

Net income per common share before
 extraordinary item............................             $  0.38                                   $  1.10

Extraordinary item.............................                   -                                         -
                                                            -------                                   -------

Net income per common share....................             $  0.38                                   $  1.10
                                                            -------                                   -------

Weighted average number of common shares
 outstanding...................................              26,698                                    24,002
                                                            =======                                   =======



   The accompanying notes are an integral part of these financial statements.

                           PRENTISS PROPERTIES TRUST
                            AND PREDECESSOR COMPANY
               CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (dollars in thousands)


                                                                                 THE COMPANY                  PREDECESSOR COMPANY
                                                                              ------------------              -------------------
                                                                                 NINE MONTHS                     NINE MONTHS
                                                                                   ENDED                            ENDED
                                                                              SEPTEMBER 30, 1997              SEPTEMBER 30, 1996
                                                                              ------------------              -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income.............................................................            $  26,345                         $  4,958

   Adjustments to reconcile net income to net cash provided by operating activities:
       Minority interest..................................................                3,753                                -
       Extraordinary item.................................................                  111                                -
       Gain on sale.......................................................                 (243)                            (378)
       Depreciation and amortization......................................               14,669                            5,437
       Amortization of deferred financing costs...........................                  589                            1,283
       Equity in income of joint venture and unconsolidated subsidiaries..               (4,270)                             (18)
       Non-cash compensation..............................................                   38                                -
  Changes in assets and liabilities, net of non-cash effect of acquisitions:
       Provision for doubtful accounts....................................                   24                             (120)
       Receivables........................................................               (3,834)                            (213)
       Deferred charges and other assets..................................               (3,219)                            (119)
       Escrowed cash......................................................               (1,120)                            (716)
       Accounts payable and other liabilities.............................                4,989                            2,164
       Amounts due to/from affiliates.....................................                6,101                                6
                                                                                      ---------                         --------

   Net cash provided by operating activities..............................               43,933                           12,284
                                                                                      ---------                         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of real estate................................................             (375,561)                         (28,677)
   Investment in real estate..............................................              (34,741)                          (3,864)
   Investment in mortgage note receivable.................................              (36,378)                               -
   Investment in unconsolidated subsidiary................................                 (667)                               -
   Proceeds from sale of real estate......................................                3,030                              559
   Distributions received from joint venture and unconsolidated
    subsidiaries..........................................................                4,143                                -
   Increase in deposits on real estate....................................               (3,528)                               -
                                                                                      ---------                         --------
   Net cash used in investing activities..................................             (443,702)                         (31,982)
                                                                                      ---------                         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from sale of common shares................................              135,971                                -
   Partners' contributions................................................                    -                            3,314
   Distributions paid to limited partners.................................               (3,659)                          (5,875)
   Distributions paid to common shareholders..............................              (24,897)                               -
   Distributions paid to owners...........................................                    -                                -
   Distributions paid for minority interest in consolidated subsidiaries..                  (17)                               -
   Proceeds from debt on real estate......................................              574,671                           29,000
   Repayments of debt on real estate......................................             (285,912)                            (233)
   Financing costs of debt on real estate.................................                    -                           (2,000)
   Distribution of PPL income.............................................                    -                           (2,342)
                                                                                      ---------                         --------
   Net cash provided by financing activities..............................              396,157                           21,864
                                                                                      ---------                         --------
   Net (decrease) increase in cash and cash equivalents...................               (3,612)                           2,166
   Cash and cash equivalents, beginning of period.........................                7,226                            1,033
                                                                                      ---------                         --------
   Cash and cash equivalents, end of period...............................            $   3,614                         $  3,199
                                                                                      =========                         ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest..................................................            $  11,829                         $  4,207
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

     The Company succeeded to substantially all of the interests of Prentiss Properties Limited, Inc. ("PPL") and its affiliates in (i) a portfolio of office and industrial properties and (ii) the national acquisition, property management, leasing, development and construction businesses of PPL and its affiliates (the "Prentiss Group"). The acquisition, property management, leasing, development and construction businesses are carried out by the Operating Partnership and the Company's majority-owned affiliates, Prentiss Properties Limited, Inc. and Prentiss Properties Limited II, Inc. (collectively, the "Manager").

     On October 22, 1996, the Company commenced operations after completing an initial public offering (the "IPO") of 16,000,000 common shares of beneficial interest, $0.01 par value per share ("Common Shares"). The Company issued an additional 2,400,000 Common Shares on October 31, 1996, pursuant to the exercise of the underwriters' over-allotment option. The combined 18,400,000 Common Shares were issued at a price per share of $20.00. The Company used approximately $87.4 million of the net proceeds and issued 1,879,897 Common Shares of the Company for a total consideration of approximately $125.0 million to purchase certain limited partners' interests in the Operating Partnership. The Company contributed the remaining net proceeds of the IPO to the Operating Partnership in exchange for additional limited partnership units in the Operating Partnership ("Units"). Subsequent to these transactions, the Company held an approximate 86.0% interest in the Operating Partnership.

     The Prentiss Group members, who, prior to the IPO, collectively served as the general partner of the Operating Partnership, contributed to the Operating Partnership all of their interests in the Operating Partnership, the Initial Properties (as defined below) that were not owned by the Operating Partnership, and certain management contracts of PPL (the "Contracts") in exchange for 3,295,995 Units.

     On April 30, 1997, the Company completed an offering (the "Follow-on Offering") of 6,000,000 Common Shares of beneficial interest, $0.01 par value per share. The Common Shares were issued at a price per share of $24.00. The Company contributed the net proceeds of the Follow-on Offering to the Operating Partnership in exchange for additional Units. Subsequent to this transaction and at September 30, 1997, the Company held an approximate 88.9% interest in the Operating Partnership.

     The Properties

     Upon completion of the IPO and certain related transactions (collectively, the "Formation Transactions"), the Company owned 87 properties (the "Initial Properties"), which consisted of 28 office (the "Initial Office Properties") and 59 industrial (the "Initial Industrial Properties") containing an aggregate of
8.9 million net rentable square feet. Between the closing of the IPO and December 31, 1996 and between January 1, 1997 and September 30, 1997, the Company acquired 8 and 42 additional properties, respectively (the "Acquired Properties"). Of the 50 Acquired Properties, 13 were acquired during the three months ended September 30, 1997. As of September 30, 1997, the Company owned 137 properties consisting of 62 office and 75 industrial properties (collectively, the "Properties") containing 14.7 million net rentable square feet and located in 16 major markets throughout the U.S.

     The Acquired Properties consist of 34 Class "A" suburban office Properties (the "Acquired Office Properties") totaling 3.8 million square feet and 16 suburban industrial Properties (the "Acquired Industrial Properties") totaling
2.1 million square feet. The Acquired Office Properties are located in the markets of Chicago, Illinois; Dallas, Texas; Sacramento, California; suburban Detroit, Michigan; Denver, Colorado; Atlanta, Georgia; Northern Virginia; Los Angeles, California; Phoenix, Arizona; Oakland, California; metropolitan Washington,D.C.;

and suburban Baltimore, Maryland. The Acquired Industrial Properties are located in the markets of Chicago, Illinois; Milwaukee, Wisconsin; Los Angeles, California; suburban Baltimore, Maryland; and Dallas, Texas. The purchase price of the Acquired Properties, excluding closing costs, totaled approximately $520.1 million, which was funded with borrowings under the Line of Credit (as defined below), proceeds from the Follow-on Offering and other indebtedness incurred or assumed directly by the Company (see Note 5).

     The Line of Credit

     Upon the closing of the IPO, the Company closed a three-year, $100 million revolving credit facility (the "Line of Credit") with Bank One, Texas, N.A. and NationsBank of Texas, N.A. The Company may borrow to finance the acquisition of additional properties and for other corporate purposes, including to obtain additional working capital. Initially, borrowings under the Line of Credit bore interest at 30-day, 60-day or 90-day LIBOR (the "London Interbank Offered Rate") at the option of the Company, plus 200 basis points per annum and were collateralized by first mortgage liens on certain of the Properties. On January 24, 1997, the Company increased the amount available under its Line of Credit from $100 million to $150 million and reduced the interest rate on borrowings under the Line of Credit from LIBOR plus 200 basis points to LIBOR plus 175 basis points. The Company has received a preliminary term sheet from its banks proposing modifications to the Line of Credit which include increasing the facility from $150 to $300 million, converting from a secured to an unsecured facility, extending the term to three years from the closing of modification and reducing the rate by approximately 37.5 basis points.

2.   BASIS OF PRESENTATION


     The consolidated financial statements of the Company include all the accounts of the Company, its majority-owned Operating Partnership and subsidiaries. The combined financial statements of the Predecessor Company include (i) the results of operations from 47 Properties for the periods presented, (ii) the results of operations of the 3141 Fairview Park Drive Property for the portion of the periods after a Prentiss Group member acquired the Property in February 1996, (iii) the results of operations of the Bachman East Property for the portion of the periods after a Prentiss Group member acquired the Property in August 1996, (iv) a 25% equity interest in the Broadmoor Austin Properties, (v) a 15% equity interest in the Park West C2 Property for the portion of the periods in which the Prentiss Group owned a non-controlling interest, and (vi) results of operations of the Prentiss Properties Service Business conducted primarily by a member of the Prentiss Group in the periods presented. All significant intercompany balances and transactions have been eliminated.

     The accompanying financial statements are unaudited; however, the financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results for the three and nine months ended September 30, 1997 are not necessarily indicative of the results to be obtained for the full fiscal year. These financial statements should be read in conjunction with the December 31, 1996 audited financial statements and notes thereto of the Company, included in its annual report on Form 10-K for the fiscal year ended December 31, 1996.

     Net income per Common Share has been computed by dividing net income applicable to common shareholders by the weighted average number of Common Shares outstanding. Weighted average Common Shares outstanding include the immaterial dilutive effect of common share equivalents.

3.   REAL ESTATE


     During the nine months ended September 30, 1997, the Company acquired 42 of the Acquired Properties including 29 office Properties containing 2.9 million square feet and 13 industrial Properties containing 1.9 million square feet.
The 29 office Properties are inclusive of the acquisition of the mortgage note collateralized by a single Class "A" office Property in Oakland, California. (see Note 4). The acquisitions are as follows:

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

 . On March 18, 1997, the Company acquired a single industrial Property containing 143,924 square feet located in the suburban Baltimore, Maryland, area. The purchase price of the Property, excluding closing costs, totaled $5.5 million.

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

 . On April 2, 1997, the Company acquired six Class "A" office Properties containing 566,092 square feet located in the Sacramento, California, area. The purchase price of the Properties, excluding closing costs, totaled $74.2 million.

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

 . On June 4, 1997, the Company acquired two Class "A" office Properties containing 244,816 square feet located in the suburban Detroit, Michigan, area. The purchase price of the Properties, excluding closing costs, totaled $21.8 million.

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

 . On July 31, 1997, the Company acquired two Class "A" office Properties containing 100,500 square feet located in the Phoenix, Arizona area. The purchase price of the Properties, excluding closing costs, totaled $9.9 million.

 . On July 31, 1997, the Company acquired three Class "A" office Properties containing 193,961 square feet located in Los Angeles, California. The purchase price of the Properties, excluding closing costs, totaled $23.0 million.

 . On August 27, 1997, the Company acquired three Class "A" office Properties containing 307,802 square feet located in the metropolitan Washington, D.C. area. The purchase price of the Properties, excluding closing costs, totaled $28.5 million.

 . On September 9, 1997, the Company acquired two Class "A" office Properties containing 286,325 square feet located in the metropolitan Washington, D.C. area. The purchase price of the Properties, excluding closing costs, totaled $40.8 million.

 . On September 15, 1997, the company acquired two Class "A" office Properties containing 203,405 square feet located in the suburban Baltimore, Maryland area. The purchase price of the Properties, excluding closing costs, totaled $22.6 million.

4.   MORTGAGE NOTE RECEIVABLE

On July 29, 1997, the Company acquired, from an unaffiliated third-party, a mortgage loan collateralized by a 271,055 square foot Class "A" office Property in Oakland, California. The purchase price of the mortgage loan, excluding closing costs, totaled approximately $37.5 million. The Company has negotiated a deed in lieu of foreclosure transaction, at no consideration, which provides for the conveyance of the Property from a partnership in which an affiliated party is the general partner (Prentiss Properties WSC, Inc.) to the Company in an arms length transaction on or around January 1, 1998.

5.   DEBT ON REAL ESTATE

     In February 1997, the Company closed a ten-year fixed rate mortgage loan with an initial outstanding balance of $180.1 million (the "Mortgage Loan").
The Mortgage Loan is collateralized by liens on 53 Properties. The Mortgage Loan was obtained from an affiliate of Lehman Brothers Inc. ("Lehman"). Under the terms of the Mortgage Loan, the Company pays interest only at a rate of approximately 7.58% until the Mortgage Loan's maturity in February 2007. A portion of the proceeds of the Mortgage Loan were used to (i) repay approximately $40.0 million of variable rate loans made by the Mortgage Loan lender in connection with the IPO and (ii) repay approximately $72.8 million of outstanding indebtedness under the Line of Credit at December 31, 1996, and the additional $15.4 million, net borrowings, drawn under the Line of Credit during the three months ended March 31, 1997. A portion of the remaining proceeds from the Mortgage Loan was used to fund the acquisition of the Properties acquired subsequent to the funding of the Mortgage Loan.

     In April 1997, the Company reached an agreement with an affiliate of Lehman, to provide a new acquisition loan (the "Acquisition Loan"), with an aggregate principal balance of up to $120 million. On July 29, 1997, the Company closed on the Acquisition Loan. The proceeds were used to fund the purchase of the mortgage loan as described above and repay a portion of the outstanding balance on the Line of Credit. As of September 30, 1997, the Acquisition Loan was collateralized by 16 Properties and bore interest at a rate of LIBOR plus 165 basis points and will mature in August 1998. On October 10, 1997, the interest rate on the Acquisition Loan was reduced to LIBOR plus 125 basis points. As of September 30, 1997, the Company had drawn the entire $120 million available under the Acquisition Loan. The Company anticipates converting this loan to a seven-year facility and has executed a seven-year interest rate swap locking in cost of funds of 6.25% (before the spread over LIBOR) on $110 million.

     In connection with the acquisition of Properties, during the nine months ended September 30, 1997, the Company assumed debt totaling $15.1 million and at September 30, 1997, the Company had $88.3 million outstanding under the Line of Credit which represents a net increase of $15.5 million since December 31, 1996.

6.   DISTRIBUTION


     On September 16, 1997, the Company declared a cash distribution for the third quarter of 1997 in the amount of $.40 per share, payable on October 17, 1997 to shareholders of record on September 30, 1997. In addition, it was determined that a distribution of $.40 per Unit would be made to the partners of the Operating Partnership, payable on October 17, 1997. The distributions were paid on October 17, 1997, totaling approximately $11.8 million.

7.  INVESTMENT IN JOINT VENTURE AND UNCONSOLIDATED SUBSIDIARIES


     Included in investments in joint venture and unconsolidated subsidiaries are the Company's investment in the Broadmoor Austin Associates Joint Venture ("Broadmoor Austin"), the Company's investment in the Manager and the Company's investment in a partnership owning a parcel of land in northwest Dallas. The Company accounts for its 49.9% investment in Broadmoor Austin, its 95% investment in the Manager and its 51% interest in the land parcel using the equity method of accounting, and thus reports its share of income and losses based on its ownership interest in the respective entities. At September 30, 1997, the carrying value of the Company's interest in Broadmoor Austin, the Manager and the land parcel totaled $15.3 million, $6.6 million and $0.7 million, respectively. The partnership owning the parcel of land in northwest Dallas had no other assets at September 30, 1997, and no operations for the period then ended. The difference between the carrying value of the Company's interest in Broadmoor Austin and the book value of the underlying equity is being amortized over 40 years.

   The following is summarized financial information for 100% of Broadmoor Austin at September 30, 1997 and December 31, 1996 and for the nine month periods ended September 30, 1997 and September 30, 1996:


     BALANCE SHEET:                                                   SEPTEMBER 30, 1997            DECEMBER 31, 1996
     -------------                                                   ---------------------        ---------------------
                                                                     (DOLLARS IN THOUSANDS)       (DOLLARS IN THOUSANDS)
     Real estate and deferred charges, net................                  $112,607                     $115,856
     Total assets.........................................                  $127,098                     $129,513
     Mortgage note payable................................                  $140,000                     $140,000
     Venturers' deficit...................................                  $(17,072)                    $(14,097)

                                                                           NINE MONTHS                 NINE MONTHS
                                                                              ENDED                       ENDED
     INCOME STATEMENT:                                                  SEPTEMBER 30, 1997          SEPTEMBER 30, 1996
     ----------------                                                ---------------------       ---------------------
                                                                     (DOLLARS IN THOUSANDS)      (DOLLARS IN THOUSANDS)
     Rental income........................................                    $14,601                     $14,875
     Interest expense.....................................                    $10,209                     $10,219
     Depreciation and amortization........................                    $ 3,210                     $ 3,249
     Net income...........................................                    $   695                     $   752

   The following is summarized financial information for 100% of the Manager at September 30, 1997 and for the nine months then ended:


     BALANCE SHEET:                                                     SEPTEMBER 30, 1997
     -------------                                                   ----------------------
                                                                     (DOLLARS IN THOUSANDS)
     Total assets.........................................                    $12,934
     Total liabilities....................................                    $ 6,086
     Owners' equity.......................................                    $ 6,848

                                                                          NINE MONTHS
                                                                             ENDED
     INCOME STATEMENT:                                                  SEPTEMBER 30, 1997
     ----------------                                                ----------------------
                                                                     (DOLLARS IN THOUSANDS)
     Fee income...........................................                    $19,400
     Personnel costs, net.................................                    $10,405
     General office and administrative....................                    $ 4,212
     Net income...........................................                    $ 3,979

8.   SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES

     During the three months ended September 30, 1997, the Company declared cash distributions totaling $11.8 million. The distributions were paid October 17, 1997.

     In addition, during the nine months ended September 30, 1997, the Company assumed $15.1 million of mortgage debt and $1.5 million of net liabilities in connection with the acquisition of Properties during the period.

     During the nine months ended September 30, 1997, $4.4 million of the net proceeds of the Company's Follow-on Offering was allocated to minority interest. The remainder of the net proceeds increased Common Shares and additional paid-in capital.

9.   RECENTLY ISSUED ACCOUNTING STANDARDS


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

     In June 1997, the FASB issued FAS No. 130, "Reporting Comprehensive Income" and FAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

     FAS No. 130 establishes standards for reporting comprehensive income by showing changes in the amounts of those items that affect comprehensive income on the face of the financial statements. FAS No. 130 does not require a specific format for the financial statement in which comprehensive income is reported, but does require that an amount representing total comprehensive income be reported in that statement. FAS No. 130 is effective for fiscal years beginning after December 15, 1997 and requires reclassification of earlier financial statements for comparative purposes. The Company believes that upon implementation, FAS No. 130 will not have a material impact on the financial statements of the Company.

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

10.  PRO FORMA FINANCIAL INFORMATION


     Due to the 42 Properties acquired between January 1, 1997 and September 30, 1997, the historical results of operations for the same period may not be indicative of future results of operations. The following Pro Forma Condensed Statements of Income for the nine months ended September 30, 1997 and 1996 are presented as if the IPO and related Formation Transactions, the Follow-on Offering and property acquisitions occurred on January 1, 1996.

The pro forma information is based upon historical information and does not purport to present what actual results would have been had such transactions, in fact, occurred January 1, 1996, or to project results for any future period.


                    PRO FORMA CONDENSED STATEMENTS OF INCOME

                                                                NINE MONTHS ENDED               NINE MONTHS ENDED
                                                                SEPTEMBER 30, 1997             SEPTEMBER 30, 1996
                                                             ------------------------       -------------------------
                                                                    (in thousands, except for per share data)
Total revenues.......................................                       $132,145                        $127,310
Property operating and maintenance...................                         31,329                          31,320
Real estate taxes....................................                         13,911                          13,036
General and administrative...........................                          2,382                           1,732
Personnel costs, net.................................                          2,617                           1,509
Interest expense.....................................                         33,761                          33,761
Amortization of deferred financing costs.............                            848                             848
Depreciation and amortization........................                         21,511                          21,511
Equity in joint venture and unconsolidated
 subsidiaries........................................                          4,514                           3,393
                                                                            --------                        --------
Income before gain on sale, minority interest and
 extraordinary item..................................                         30,300                          26,986
Gain on sale.........................................                            243                              --
Minority interest....................................                         (3,955)                         (3,503)
                                                                            --------                        --------
Income before gain on sale and extraordinary item....                         26,588                          23,483
Extraordinary item...................................                           (111)                             --
                                                                            --------                        --------
Net income...........................................                       $ 26,477                        $ 23,483
                                                                            ========                        ========

Net income per common share before extraordinary item
                                                                            $   1.01                        $   0.89
Extraordinary item...................................                             --                              --
                                                                            --------                        --------
Net income per common share..........................                       $   1.01                        $   0.89
                                                                            ========                        ========

11.  SUBSEQUENT EVENTS

     The Company has agreements to acquire five additional office properties and six additional industrial properties (the "Contracted Properties") in the near future for an aggregate purchase price of approximately $77.1 million, excluding closing costs. The agreements relating to the Contracted Properties are subject to customary closing conditions; therefore, there can be no assurances that the Company will acquire all of the Contracted Properties.

     On October 22, 1997, the Company acquired 15 Class "A" office Properties containing 904,000 square feet located in the suburban Philadelphia, Pennsylvania area (the "Terramics Properties"), as well as the rights to acquire land capable of supporting 1.1 million net rentable square feet of development. The purchase price of the Terramics Properties (including estimated closing costs) totaled approximately $134 million, including $14 million of debt assumed, approximately $106 million in cash, and the issuance of Operating Partnership units valued at $14 million.

     On October 6, 1997, the Company closed a bank bridge loan in the amount of $133.0 million. The bank bridge was used primarily for closing the Terramics Properties. The bank bridge is unsecured and has a floating rate of LIBOR plus 175 basis points. The Company anticipates that the bank bridge loan will be partially repaid by a $60 million, six-year loan at 6.80% with a life insurance company. The proposed loan will be collateralized by a portion of the Terramics Properties.

     On October 16, 1997, the Company filed a Form S-3 Registration Statement ("Shelf Registration") with respect to $550 million of Common and Preferred Shares in the aggregate. The Shelf Registration was filed on the first day in which the company was eligible for such filing and was declared effective on October 24, 1997.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

This Form 10-Q may include forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are identified by phrases such as the Company "expects" or "anticipates" and words of similar effect. The Company's actual results may differ materially from those projected. Factors that could cause such a difference include: the Company's inability or failure to acquire properties under contract or additional properties; difficulties in integrating and operating acquired properties; bankruptcy or default of major tenants resulting in a failure or delay in payment of rent; and general risks associated with investments in real estate, including the effect of changes in economic, competitive and other market conditions in the markets where the Company's properties are concentrated, non-renewal of expiring leases or inability to re-let vacated space at adequate rates, the inability of properties to generate adequate cash flow to fund debt service and operating expenses, financing and refinancing risks related to the Company's floating rate debt and new debt necessary to support growth. For additional information, please refer to the detailed discussion of risks included in the Company's Registration Statement on Form S-3 (file no. 333-38079) dated October 16, 1997, under the caption "Risk Factors."

OVERVIEW

     Prentiss Properties Trust, together with its subsidiaries, (collectively the "Company"), succeeded to substantially all of the interests of Prentiss Properties Limited, Inc. ("PPL") and its affiliates in (i) a portfolio of office and industrial properties and (ii) the national acquisition, property management, leasing, development and construction businesses of PPL and its affiliates (the "Prentiss Group"). The acquisition, property management, leasing, development and construction businesses are carried out by Prentiss Properties Acquisition Partners, L.P. (the "Operating Partnership") and the Company's majority-owned affiliates, Prentiss Properties Limited, Inc. and Prentiss Properties Limited II, Inc. (collectively, the "Manager").

     On October 22, 1996, the Company commenced operations after completing an initial public offering (the "IPO") of 16,000,000 common shares of beneficial interest, $0.01 par value per share ("Common Shares"). The Company issued an additional 2,400,000 Common Shares on October 31, 1996, pursuant to the exercise of the underwriters' over-allotment option. The combined 18,400,000 Common Shares were issued at a price per share of $20.00. The Company used approximately $87.4 million of the net proceeds of the IPO and issued 1,879,897 Common Shares of the Company for a total consideration of approximately $125.0 million to purchase certain limited partners' interests in the Operating Partnership. The Company contributed the remaining net proceeds of the IPO to the Operating Partnership in exchange for additional limited partnership units in the Operating Partnership ("Units"). Subsequent to these transactions, the Company held an approximate 86.0% interest in the Operating Partnership.

     The Prentiss Group members, who, prior to the IPO, collectively served as the general partner of the Operating Partnership, contributed to the Operating Partnership all of their interests in the (i) Operating Partnership, (ii) the initial properties that were not owned by the Operating Partnership, and (iii) certain management contracts of PPL (the "Contracts") in exchange for 3,295,995 Units.

     On April 30, 1997, the Company completed an offering (the "Follow-on Offering") of 6,000,000 Common Shares of beneficial interest, $0.01 par value per share. The Common Shares were issued at a price per share of $24.00. The Company contributed the net proceeds of the Follow-on Offering to the Operating Partnership. Subsequent to this transaction and at September 30, 1997, the Company held an approximate 88.9% interest in the Operating Partnership.


RESULTS OF OPERATIONS

     As of September 30, 1997, the Company owned 137 properties, 62 office and 75 industrial (the "Properties") containing 14.7 million square feet and located in 16 major markets throughout the U.S. The Predecessor Company includes: (i) the results of operations from 47 Properties for the periods presented, (ii) the results of operations of the 3141 Fairview Park Drive Property for the portion of the periods after a Prentiss Group member acquired the Property in February 1996, (iii) the results of operations of the Bachman East Property for the portion of the periods after a Prentiss Group member acquired the Property in August 1996, (iv) a 25% equity interest in the Broadmoor Austin Properties, (v) a 15% equity interest in the Park West C2 Property for the portion of the periods in which the Prentiss Group owned a non-controlling interest, and (vi) results of operations of the

Prentiss Properties Service Business conducted primarily by a member of the Prentiss Group in the periods presented.

     The results of operations for the periods ended September 30, 1997 and 1996, include the operations of the Company and Predecessor Company, respectively. Consequently, the comparisons of the periods provide only limited information regarding the operations of the Company as currently constituted.

Comparison of Three Months Ended September 30, 1997 to the Three Months Ended
-----------------------------------------------------------------------------
September 30, 1996
------------------

     Rental income increased by $25.3 million, or 290.7%, to $34.0 million from $8.7 million primarily as a result of the Properties acquired concurrent with and subsequent to the Company's IPO. As described above, the Predecessor Company only includes results of operations of the 47 Properties and the 3141 Fairview Park Property for the complete three month period. The rental income for the combined 48 Properties increased by $.5 million, or 6.2%, from the three month period ended September 30, 1996, to the three month period ended September 30, 1997. The increase of $.5 million is primarily attributable to net increases in rental income, including, i) $149,000 at the Kansas City Industrial Properties,
(ii) $323,000 at the Walnut Glen Property, and (iii) $78,000 at the 8521 Leesburg Pike Property. The increase of $149,000 at the Kansas City Industrial Properties results primarily from the leasing of 200,000 square feet, or 100%, of one of the Properties in February 1997. The space, which was vacated in February 1996, was leased at a net rate of $2.10 per square foot versus an expiring rate of $1.80. The increase of $323,000 at the Walnut Glen Property is attributable to a net increase in occupancy of approximately 57,000 square feet. The increase of $78,000 at the 8521 Leesburg Pike Property is due to a net increase in occupancy of approximately 12,000 square feet. The 89 Properties acquired concurrent with or subsequent to the IPO (including the Bachman East Property acquired by the Predecessor Company in August 1996) account for a $24.8 million increase in rental income.

     Property operating and maintenance expenses increased by $5.9 million, or 278.1%, primarily as a result of the Properties acquired concurrent with or subsequent to the Company's IPO. The property operating and maintenance expenses for the 48 Predecessor Company Properties increased by approximately $200,000, or 9.5%, from the three month period ended September 30, 1996 to the three month period ended September 30, 1997. The 89 Properties acquired concurrent with and subsequent to the IPO account for a $5.7 million increase in property operating and maintenance expense.

     Real estate taxes increased by $2.5 million, or 210%, primarily as a result of the Properties acquired concurrent with and subsequent to the Company's IPO. The real estate tax expense for the 48 Predecessor Company Properties decreased by approximately $200,000, or 17.0%, from the three month period ended September 30, 1996 to the three month period ended September 30, 1997. The decrease in real estate taxes for the 48 Predecessor Company Properties results primarily from a decrease of real estate tax expenses on the Cumberland Office Park Properties of approximately $215,000, offset by individually insignificant increases of $15,000. The decrease of real estate tax expense on the Cumberland Office Park Properties is attributed to a refund from the taxing authority for previously paid, but contested, taxes. The 89 Properties acquired concurrent with and subsequent to the IPO account for a $2.7 million increase in real estate tax expense.

     Interest expense increased by $4.2 million, or 255.6%, primarily as a result of the increase in debt on real estate from $75.2 million at September 30, 1996 to $432.6 million at September 30, 1997. The increase in debt is attributable to borrowings incurred and assumed in connection with the 89 Properties acquired concurrent with and subsequent to the IPO.

     The decrease in management fees and development, leasing, sale and other fees as well as general and administrative expenses and personnel costs for the three month period ended September 30, 1997, from the three month period ended September 30, 1996, is primarily attributable to the Company's use of the equity method of accounting for the majority of the Company's third-party management service business, and thus, the inclusion of the third-party management service operations in the equity in income of joint venture and unconsolidated subsidiaries line item for the three months ended September 30, 1997. The Predecessor Company's third-party management services are combined into the operations of the Predecessor Company and therefore included on a gross basis in the line items (i) management fees, (ii) development, leasing, sale and other fees, (iii) general and administrative, and (iv) personnel costs.

Comparison of Nine Months Ended September 30, 1997 to the Nine Months Ended
---------------------------------------------------------------------------
September 30, 1996
------------------

     Rental income increased by $60.1 million, or 239.8%, to $85.1 million from $25.0 million primarily as a result of the Properties acquired concurrent with and subsequent to the Company's IPO. As described above, the Predecessor Company includes results of operations of 47 Properties for the complete nine month period and the results of operations of the 3141 Fairview Park Property for the portion of the period subsequent to its acquisition in February 1996. The rental income for the 47 Properties increased by $1.7 million, or 7.6%, from the nine month period ended September 30, 1996, to the nine month period ended September 30, 1997. The increase of $1.7 million is primarily attributable to incremental increases in rental income, including (i) $329,000 at the Kansas City Industrial Properties, (ii) $713,000 at the Walnut Glen Property, (iii) $166,000 at the 8521 Leesburg Pike Property, (iv) $184,000 at the Milwaukee Industrial Properties, (v) $92,000 at the Nicholson III Properties, and (vi) various other individually insignificant increases totaling $232,000. The increase of $329,000 at the Kansas City Industrial Properties resulted primarily from the leasing of 200,000 square feet, or 100%, of one of the Properties in February 1997. The space was vacated in February 1996 and subsequently renewed at a net rate of $2.10 per square foot versus the expiring rate of $1.80 per square foot. The incremental increase of $713,000 at the Walnut Glen Property is attributable to a net increase in occupancy of 57,000 square feet. The increase of $166,000 at the 8521 Leesburg Pike Property is due to a net increase in occupancy of approximately 12,000 square feet. The $184,000 increase at the Milwaukee Industrial Properties resulted primarily from the collection of past due rents totaling $511,000, offset by a reduction in rental income resulting from spaces vacated in March and November of 1996. The incremental increase of $92,000 at the Nicholson III Properties is primarily due to a net increase in occupancy of 33,000 square feet. The 89 Properties acquired concurrent with or subsequent to the IPO account for a $58.4 million increase in rental income.

     Property operating and maintenance expenses increased by $13.0 million, or 186.2%, primarily as a result of the Properties acquired concurrent with or subsequent to the Company's IPO. The property operating and maintenance expenses for the 47 Predecessor Company Properties increased by approximately $177,000, or 2.9%, from the nine month period ended September 30, 1996, to the nine month period ended September 30, 1997. Property operating and maintenance expenses at the 3141 Fairview Park Property increased by $124,000, from $847,000 to $971,000, from the nine month period ended September 30, 1996 to the nine month period ended September 30, 1997. The increase results from the operations of the Property being reported for the full nine month period in the current year versus the shorter reporting period in the prior year as the Property was acquired in February 1996. The 89 Properties acquired concurrent with and subsequent to the IPO account for a $12.7 million increase in property operating and maintenance expense.

     Real estate taxes increased by $6.5 million, or 224.0%, primarily as a result of the Properties acquired concurrent with and subsequent to the Company's IPO. The real estate tax expense for the 47 Predecessor Company Properties decreased by approximately $128,000, or 4.7%, from the nine month period ended September 30, 1996, to the nine month period ended September 30, 1997. The decrease in real estate taxes results from a decrease in real estate tax expenses of approximately $325,000 on the Cumberland Office Park Properties, offset by an increase of $152,000 on the Walnut Glen Property and other individually insignificant increases of $45,000. The decrease of real estate tax expense on the Cumberland Office Park Properties is attributable to a refund from the taxing authority for previously paid, but contested, taxes. The 3141 Fairview Park Property accounted for an increase in real estate taxes of $66,000 from the nine months ended September 30, 1996 to the nine months ended September 30, 1997. The increase results from the operations of the Property being reported for the full nine month period in the current year versus the shorter reporting period in the prior year as the Property was acquired in February 1996. The 89 Properties acquired concurrent with and subsequent to the IPO account for a $6.6 million increase in real estate tax expense.

     Interest expense increased by $8.7 million, or 207.4%, primarily as a result of the increase in debt on real estate from $75.2 million at September 30, 1996 to $432.6 million at September 30, 1997. The increase in debt is attributable to borrowings incurred and assumed in connection with the 89 real estate Properties acquired concurrent with and subsequent to the IPO.

     The decrease in management fees and development, leasing, sale and other fees as well as general and administrative expenses and personnel costs for the nine month period ended September 30, 1997 from the nine month period ended September 30, 1996 is primarily attributable to the Company's use of the equity method of accounting for the majority of the Company's third-party management service business, and thus, the inclusion of the third-party management service operations in the equity in income of joint venture and unconsolidated subsidiaries line item for the nine months ended September 30, 1997. The Predecessor Company's third-party management services are combined into the operations of the Predecessor Company and therefore included on a gross basis in the line items (i) management fees, (ii) development, leasing, sale and other fees, (iii) general and administrative, and (iv) personnel costs.

Funds from Operations
---------------------

     The Company generally considers Funds from Operations, in conjunction with cash flows, to be an appropriate measure of liquidity of an equity REIT. "Funds from Operations" as defined by the National Association of Real Estate Investment Trusts ("NAREIT") means net income (computed in accordance with GAAP) excluding gains (or losses) from debt restructuring and sale of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. The Company's Funds from Operations may not be comparable to Funds from Operations reported by other REITs that do not define that term using the current NAREIT definition. Funds from Operations does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income as an indication of the Company's performance or to cash flows as a measure of liquidity or ability to make distributions. The following is a reconciliation of net income to Funds from Operations for the three and nine month periods ended September 30, 1997 and 1996:

                                                          THE              PREDECESSOR              THE              PREDECESSOR
                                                        COMPANY              COMPANY              COMPANY              COMPANY
                                                   ------------------  -------------------  -------------------  -------------------
                                                      THREE MONTHS        THREE MONTHS          NINE MONTHS          NINE MONTHS
                                                         ENDED                ENDED                ENDED                ENDED
                                                   SEPTEMBER 30, 1997  SEPTEMBER 30, 1996   SEPTEMBER 30, 1997   SEPTEMBER 30, 1996
                                                   ------------------  -------------------  -------------------  -------------------
                                                                                  (dollars in thousands)
Net income                                                 $10,116              $1,582              $26,345              $ 4,958


Add:
  Real estate depreciation and amortization......            5,783               1,864               14,669                5,437
  Real estate depreciation and amortization of
     unconsolidated joint ventures...............              532                 271                1,605                  804
  Minority interest in Operating Partnership.....            1,269                   -                3,673                    -
  Extraordinary item.............................                -                   -                  111                    -
  Less:  Gain on sale of property................                -                (378)                (243)                (378)
                                                           -------              ------              -------              -------

Funds from Operations                                       17,700               3,339               46,160               10,821
                                                           -------              ------              -------              -------
Funds from Operations (Company's Share)                    $15,728              $2,866              $40,587              $ 9,290
                                                           =======              ======              =======              =======

Liquidity and Capital Resources
-------------------------------

     Cash and cash equivalents were $3.6 million and $3.2 million at September 30, 1997 and September 30, 1996, respectively. Net cash provided by operating activities was $43.9 million for the nine months ended September 30, 1997, compared to the $12.3 million for the nine months ended September 30, 1996. The increase is due primarily to the operating results of the 50 Properties acquired subsequent to the IPO.

     Net cash used in investing activities increased from $32.0 million for the nine months ended September 30, 1996 to $443.7 million for the nine months ended September 30, 1997. This increase is due primarily to the 42 real estate Properties acquired during the nine months ended September 30, 1997.

     Net cash provided by financing activities increased from $21.9 million for the nine months ended September 30, 1996 to $396.2 million for the nine months ended September 30, 1997. This increase is primarily attributable to the net increase in debt on real estate of the Company during the nine months ended September 30, 1997 exceeding the increase by the Predecessor Company during the nine months ended September 30, 1996 and cash proceeds from the Company's Follow-on Offering, partially offset by an increase in distributions paid during the nine months ended September 30, 1997 from the distributions paid during the nine months ended September 30, 1996.

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

     In February 1997, the Company closed a ten-year fixed rate mortgage loan with an initial outstanding balance of $180.1 million (the "Mortgage Loan"). The Mortgage Loan is collateralized by liens on 53 Properties. The Mortgage Loan was obtained from an affiliate of Lehman Brothers Inc. ("Lehman"). Under the terms of the Mortgage Loan, the Company pays interest only at a rate of approximately 7.58% until the Mortgage Loan's maturity in February 2007. A portion of the proceeds from the Mortgage Loan was used to fund the acquisition of the Properties acquired subsequent to the funding of the Mortgage Loan.

     On July 29, 1997, the Company closed a new acquisition loan (the "Acquisition Loan") with an affiliate of Lehman Brothers Inc. The Proceeds from the Acquisition Loan were used to fund the purchase of the mortgage loan as described above and repay a portion of the outstanding balance on the Line of Credit. The Acquisition Loan was collateralized by 16 Properties and bore interest at a rate of LIBOR plus 165 basis points and will mature in August 1998. On October 10, 1997, the interest rate on the Acquisition Loan was reduced to LIBOR plus 125 basis points. As of September 30, 1997, the Company had drawn the entire $120 million available under the Acquisition Loan. The Company anticipates converting this loan to a seven-year facility and has executed a seven-year interest rate swap locking in cost of funds of 6.25% (before the spread over LIBOR) on $110 million.

The following table sets forth the Company's mortgage debt as of September 30, 1997:

                                 MORTGAGE DEBT

                                                                                                                       ANNUAL
                                                        PRINCIPAL       INTEREST                                       INTEREST
                    PROPERTY(IES)                        AMOUNT           RATE     AMORTIZATION      MATURITY          PAYMENT
                    -------------                    ---------------   ----------  ------------  -----------------  ------------
Mortgage Loan......................................  $180,100,000(1)     7.58%         None      February 27, 2007   $13,651,580
Acquisition Loan...................................   120,000,000(2)     7.31%(3)      None      August 1, 1998        8,772,000
PacificCare Building (FHP).........................     6,000,000        7.30%         None      November 1, 2000        438,000
Walnut Glen........................................    10,000,000        7.50%         None      January 31, 2001        750,000
Crescent Centre....................................    12,000,000        7.95%         None      March 1, 2004           954,000
Bachman Creek-West.................................     3,069,602        8.63%         25 yr     November 30, 2002       264,907
Broadmoor Austin(4)................................    69,860,000        9.75%         None      April 1, 2001         6,811,350
Federal Express....................................    13,171,450        7.51% (5)     None      June 30, 1998           989,176(6)
Line of Credit.....................................    88,300,000        7.41% (7)     None      October 14, 1999      6,543,030
                                                      -----------      ------                                        -----------
Total/Weighted Average.............................  $502,501,052        7.80%                                       $39,174,043
                                                      ===========      ======                                        ===========

(1) The Mortgage Loan is collateralized by the following 53 Properties: Park West E1, Park West E2, One Northwestern Plaza, 3141 Fairview Park Drive, O'Hare Plaza II, 1717 Deerfield, 2411 Dulles Corner Road, 4401 Fair Lakes Court, Kansas City Industrial Properties (seven Properties), certain of the Los Angeles Industrial Properties (18 Properties), certain of the Milwaukee Industrial Properties (17 Properties), and the certain of the Chicago Industrial Properties (3 Properties).
(2)  The Acquisition Loan is collateralized by the following 16 Properties:
     Natomas Corporate Center (six Properties), The Academy (three Properties), Seven Mile Crossing (two Properties), and Corporetum Office Campus (five Properties).
(3) Represents a variable rate equal to LIBOR + 1.65%; on October 27, 1997 LIBOR was equal to 5.66%. The rate was changed to LIBOR + 1.25% on October 10, 1997.
(4) The Company, through the Operating Partnership, owns a 49.9% general partnership interest in the entity that owns the Broadmoor Austin Properties, which interest is accounted for under the equity method of accounting. The amount shown reflects the Company's proportionate share of the mortgage indebtedness collateralized by the Properties.
(5) Represents a variable rate equal to LIBOR + 1.85%; on October 27, 1997 LIBOR was equal to 5.66%.
(6) Interest payments related to this construction loan are not included in interest expense, as these costs are capitalized to the project.
(7) Represents a variable rate equal to LIBOR + 1.75%; on October 27, 1997 LIBOR was equal to 5.66%.

     The Company's policy is to limit combined indebtedness plus its pro rata share of joint venture debt so that at the time such debt is incurred, it does not exceed 50% of the Company's total market capitalization (the "Debt Limitation"). As of September 30, 1997, the Company had outstanding total indebtedness, including its pro rata share of joint venture debt of approximately $502.5 million, or approximately 37.04% of total market capitalization based on a Common Share price of $28.875 per share. As of September 30, 1997, the Company had the approximate capacity to borrow up to an additional $351.7 million under the Debt Limitation. The amount of indebtedness that the Company may incur, and the policies with respect thereto, are not limited by the Company's Declaration of Trust and Bylaws, and are solely within the discretion of the Company's Board of Trustees.

     The Company's Properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. For the three and nine months ended September 30, 1997, the Company's recurring non-incremental revenue-generating capital expenditures totaled $1.9 million and $4.6 million, respectively. The Company's recurring non-incremental revenue-generating capital expenditures exclude approximately $496,000 and $1,239,000, related to the Walnut Glen Property for the three and nine month periods, respectively, which were reserved for during the formation of the Company.

     The Company has considered its short-term liquidity needs and the adequacy of adjusted estimated cash flows and other expected liquidity sources to meet these needs. The Company believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements and the minimum distribution required to maintain the Company's REIT qualification under the Code. The Company anticipates that these needs will be fully funded from the Company's cash flows provided by operating activities and, when necessary to fund shortfalls resulting from the timing of collections of accounts receivable in the ordinary course of business, from the Line of Credit, leasing development and construction business and from the Manager. The Manager's sole sources of income are fees generated by its office and industrial real estate management, leasing, development and construction business.

     The Company has agreements to acquire five office properties and six industrial properties (the "Contracted Properties") in the near future. The agreements relating to the Contracted Properties are subject to customary closing conditions; therefore, there can be no assurances that the Company will acquire all of the Contracted Properties. In addition to the Contracted Properties, on October 22, 1997, the Company acquired 15 Class "A" office properties (the "Terramics Properties") containing 904,000 square feet located in the suburban Philadelphia, Pennsylvania area and the rights to acquire parcels of land that can support up to 1.1 million net rentable square feet of development. Subsequent to the closing of the Terramics Properties and upon the completion of the acquisition of the Contracted Properties, the Company expects to have approximately $697.1 million of mortgage indebtedness outstanding, including its pro rata share of joint venture debt.

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

     In June 1997, the FASB issued FAS No. 130, "Reporting Comprehensive Income" and FAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

     FAS No. 130 establishes standards for reporting comprehensive income by showing changes in the amounts of those items that affect comprehensive income on the face of the financial statements. FAS No. 130 does not require a specific format for the financial statement in which comprehensive income is reported, but does require that an amount representing total comprehensive income be reported in that statement. FAS No. 130 is effective for fiscal years beginning after December 15, 1997 and requires reclassification of earlier financial statements for comparative purposes. The Company believes that upon implementation, FAS No. 130 will not have a material impact on the financial statements of the Company.

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

         Exhibit 27.1 - Financial Data Schedule

                                   SIGNATURE
                                   ---------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       PRENTISS PROPERTIES TRUST



Date:  October 31, 1997                By:     /s/ Thomas P. Simon
                                          --------------------------------
                                          Thomas P. Simon (Vice President)