Form 10-K405
period 1997-12-31
PRENTISS PROPERTIES TRUST/MD
filed 1998-03-30
CIK 1011699

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)
   [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

                                      OR

   [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      FOR THE TRANSITION PERIOD FROM   TO

                        Commission file number 1-14516

                           PRENTISS PROPERTIES TRUST
             (Exact name of registrant as specified in its charter)

                     MARYLAND                                75-2661588
           (State or Other Jurisdiction of               (I.R.S. Employer
           Incorporation or Organization)                Identification No.)

3890 West Northwest Highway, Suite 400, Dallas, Texas           75220
(Address of Registrant's Principal Executive Offices)        (Zip Code)


                                (214) 654-0886
             (Registrant's telephone number, including area code)

     Securities registered pursuant to Section 12(b) of the Act:

                   TITLE OF EACH CLASS                     NAME OF EACH EXCHANGE ON WHICH REGISTERED
                   -------------------                     -----------------------------------------
          Common Shares of Beneficial Interest,                  New York Stock Exchange, Inc.
                 par value $.01 per share

             Preferred Share Purchase Rights                     New York Stock Exchange, Inc.

     Securities registered pursuant to Section 12(g) of the Act:

                                     NONE
                               (Title of class)

     Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 18, 1998, was approximately $988,240,895.

     As of March 18, 1998, the number of outstanding Common Shares of Beneficial Interest was 39,861,270, and the number of outstanding Participating Cumulative Redeemable Preferred Shares of Beneficial Interest, Series A, was 2,830,189.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates by reference to the Company's Definitive Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held on May 5, 1998.

                           PRENTISS PROPERTIES TRUST


                                     INDEX


                                                                                           FORM 10-K
                                                                                             REPORT
ITEM NO.                                                                                      Page
--------                                                                                   ---------
                                     PART I

  1.  Business................................................................................   3
  2.  Properties..............................................................................  15
  3.  Legal Proceedings.......................................................................  16
  4.  Submission of Matters to a Vote of Security Holders.....................................  16

                                    PART II

   5.  Market for Registrant's Common Equity and Related Shareholder Matters..................  17
   6.  Selected Financial and Operating Data..................................................  20
   7.  Management's Discussion and Analysis of Financial Condition and Results of Operations..  23
  7A.  Quantitative and Qualitative Disclosures About Market Risk.............................  30
   8.  Financial Statements and Supplementary Data............................................  31
   9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...  31

                                    PART III

  10.  Trustees and Executive Officers of the Company.........................................  31
  11.  Executive Compensation.................................................................  31
  12.  Security Ownership of Certain Beneficial Owners and Management.........................  31
  13.  Certain Relationships and Related Transactions.........................................  31

                                    PART IV

  14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......................  31

ITEM 1.  BUSINESS


OVERVIEW

     The Company is a self-administered and self-managed REIT that acquires, owns, manages, leases, develops and builds office and industrial properties throughout the United States. The Company operates principally through Prentiss Properties Acquisition Partners, L.P. and its subsidiaries (the "Operating Partnership") and Prentiss Properties Limited, Inc. (the "Manager")(collectively referred to herein as the "Company"). As of March 1, 1998, the Company owned interests in a diversified portfolio of 229 primarily suburban Class A office and suburban industrial properties containing approximately 19.9 million net rentable square feet. The properties are located in 18 major U.S. markets and consist of 98 office buildings (the "Office Properties") containing approximately 10.4 million net rentable square feet and 131 industrial buildings (the "Industrial Properties" and together with the Office Properties, the "Properties") containing approximately 9.4 million net rentable square feet. As of March 1, 1998, the Office Properties were approximately 96% leased to approximately 850 tenants and the Industrial Properties were approximately 94% leased to approximately 400 tenants. The Company manages approximately 48.7 million net rentable square feet in 485 office and industrial properties in 23 U.S. markets that are owned by the Company and by third parties and that are leased to approximately 3,000 tenants. The Company also has six office properties and four industrial properties under development, which together will contain approximately 1.3 million net rentable square feet.

     As of the completion of the Company's initial public offering on October 22, 1996 (the "IPO"), the Company owned a total of 87 Properties. Since the IPO, the Company has acquired 133 Properties including, in the aggregate, 125 in 1997 and 1998. In addition the Company has nine separate and one attached development projects in various stages of constuction.

BUSINESS AND GROWTH STRATEGIES

     The Company's primary objective is to maximize shareholder value through increases in distributable cash flow per share and appreciation in the value of the Common Shares. The Company intends to achieve this objective through a combination of external and internal growth, while maintaining a conservative balance sheet and pursuing a strategy of financial flexibility.

  External Growth

     Acquisitions. The Company invests opportunistically, pursuing assets that are: (i) managed by the Company or owned by the Company's existing management clients which become available for sale; (ii) performing at a level believed to be substantially below potential due to identifiable management weaknesses or temporary market conditions; (iii) encumbered by indebtedness that is in default or is not performing; (iv) held or controlled by short-term owners (such as assets held by insurance companies and financial institutions under regulatory pressure to sell); or (v) properties with below market leases which may be released in the near term to improve cash flow.

     The Company believes it is particularly well-positioned to acquire properties because of its: (i) presence in and knowledge of 23 markets across the United States through a diversified base of approximately 3,000 tenants and existing relationships with 61 different management clients; (ii) access to capital as a public company, including its credit facilities; (iii) reputation as a buyer with the ability to execute complicated transactions; (iv) fully-integrated operations which allow rapid response to opportunities; (v) UPREIT structure, which may allow sellers to defer tax consequences on sale; and (vi) relationships with real estate brokers, institutional owners, and third-party management clients, which often allow preferential access to opportunities.

     In evaluating potential acquisition opportunities, the Company relies on the experience of its employees and on its internal research capabilities in considering a number of factors, including: (i) macro-economic issues that impact the market in which the property is located; (ii) location and competition in the property's market; (iii) occupancy of and demand for properties of a similar type in the same market; (iv) the construction quality and condition of the property; (v) the potential for increased cash flow after benefiting from the Company's renovations, refurbishment and upgrades; (vi) purchase price relative to replacement costs; and (vii) the potential to generate revenue growth at or above levels of economic growth in the property's market. Further, the Company believes its development expertise enables it to identify the potential for improvement in an acquisition opportunity, which might not be apparent to a buyer without similar expertise.

     The Company has acquired 125 Properties since December 31, 1996. The following table sets forth the location, acquisition date, number of buildings, net rentable square feet and contract purchase price of the Acquired Properties. See "Item 2. Properties" for additional information relating to the Company's Properties.

                                                                         NUMBER OF              NET RENTABLE    PURCHASE
1997 ACQUIRED PROPERTIES    LOCATION                    ACQUISITION DATE   BUILDINGS     TYPE     SQUARE FEET      PRICE
------------------------    --------                    ----------------   ---------  ----------  ------------  ------------
                                                                                                                    ($)
4401 Fair Lakes Court       Northern Virginia            January 14, 1997          1      Office        58,621    6,100,000
Milw. Ind.-5211 S. 3rd      Milwaukee, WI               February 20, 1997          1  Industrial       360,000    9,800,000
San Tomas Road              Baltimore, MD                  March 18, 1997          1  Industrial       143,924    5,500,000
Six Flags Distribution      Dallas, TX                     March 19, 1997          2  Industrial       237,344    8,700,000
LA Industrials              Los Angeles, CA                March 25, 1997          2  Industrial       228,382    7,000,000
Natomas                     Sacramento, CA                  April 2, 1997          6      Office       566,092   74,200,000
Crescent Centre             Atlanta, GA                     April 8, 1997          1      Office       243,048   24,800,000
Corporetum Office Campus    Chicago, IL                       May 6, 1997          5      Office       323,728   50,500,000
Colonnade                   Los Angeles, CA                  May 29, 1997          6  Industrial       468,750   16,250,000
Seven Mile Crossing         Detroit, MI                      June 4, 1997          2      Office       244,816   21,800,000
Bachman West                Dallas, TX                       June 4, 1997          1      Office        70,090    5,500,000
16801 S. Exchange           Chicago, IL                     June 19, 1997          1  Industrial       455,858   11,300,000
World Savings Center        Oakland, CA                     July 29, 1997          1      Office       271,055   37,500,000
Regents Center              Phoenix, AZ                     July 31, 1997          2      Office       100,500    9,900,000
The Academy                 Los Angeles, CA                 July 31, 1997          3      Office       193,961   23,000,000
Calverton Office Park       Metro. Washington, DC         August 27, 1997          3      Office       307,802   28,500,000
Research Office Center      Metro. Washington, DC       September 9, 1997          2      Office       286,325   40,750,000
Gateway International       Baltimore, MD              September 15, 1997          2      Office       203,405   22,584,000
Terramics Properties        Suburban Philadelphia, PA    October 22, 1997         15      Office       904,000  134,000,000
Carlsbad Pacific Center     San Diego, CA               November 13, 1997          2      Office        89,755   16,000,000
Glendale Federal Bank Bldg. Los Angeles, CA              December 1, 1997          2      Office       197,027   24,100,000
Oceanside                   San Diego, CA                December 9, 1997          1  Industrial       143,274    6,865,000
Highland Court              Denver, CO                  December 12, 1997          1      Office        99,460   10,500,000
Panorama Point              Denver, CO                  December 30, 1997          1      Office        79,175    8,200,000
7101 Wisconsin Avenue       Baltimore, MD               December 30, 1997          1      Office       237,265   33,750,000
Duni                        Milwaukee, WI               December 31, 1997          1  Industrial       300,120   13,700,000
                                                                                  --                 ---------  -----------
Total Acquired Properties                                                         66                 6,813,777  650,799,000

                                                                      NUMBER OF              NET RENTABLE    PURCHASE
1998 ACQUIRED PROPERTIES    LOCATION                ACQUISITION DATE  BUILDINGS     TYPE     SQUARE FEET      PRICE
------------------------    --------                ----------------  ---------  ----------  ------------  ------------
                                                                                                               ($)
Creamery Way                Philadelphia, PA        January 9, 1998           3    Office         141,139   13,810,000
Silicon Valley              San Jose, CA            January 13, 1998          6  Industrial       382,234   26,575,000
Carrara Place               Denver, CO              January 30, 1998          1    Office         234,222   31,000,000
Newport National            Suburban San Diego, CA  February 5, 1998         49  Off./Ind.      1,012,000   89,500,000
                                                                             --                 ---------  -----------
                                                                             59                 1,769,595  160,885,000

     Development. In addition to acquisition opportunities, the Company intends to capitalize on its development capabilities by selectively developing (and redeveloping) properties in markets with favorable current and projected long-term demographic characteristics and supply-demand imbalances. The Company controls all aspects of the development process, including site selection, project concept, design and construction, financing, leasing and property management. The Company intends to continue developing industrial and office properties on a build-to-suit basis, but it will also consider selective opportunities for speculative development, when appropriate. The Company currently has six office properties and four industrial properties under development, which together will contain approximately 1.3 million net rentable square feet, for estimated total development costs of approximately $131.4 million.

  Internal Growth

     The Company seeks to maximize the profitability of the Properties by renewing leases, maintaining high occupancy rates, increasing rental revenues, and reducing operating costs.

     The Company achieves increases in rental revenues by negotiating leases that include increases in rent during the lease term, by replacing expiring leases with new leases at higher rental rates and by improving occupancy rates. The Company also seeks to renew existing leases, which reduces the costs of lease rollovers, reduces rental revenue fluctuations and enhances long-term relationships with national tenants that may have space needs in the Company's other markets.

     The Company achieves reductions in operating and administrative costs by performing many functions (e.g., engineering, tax and legal) in-house instead of hiring third parties and by employing benchmarking and best practices methodologies. The Company's benchmarking program compares operating costs and efficiencies of each property with other Company Properties and with other office and industrial properties. Under the program, the Company conducts periodic evaluations of forty key performance indicators at each building and compares the results to a variety of benchmarks (e.g., specific buildings, portfolios, regions and the industry). The Company's best practices methodology involves continuously analyzing benchmarking data, investigating properties that perform better than the norm and regularly disseminating and sharing information with respect to the best practices employed at the better performing Properties throughout the Company's management system. By employing these methodologies, the Company believes that it can continue to capitalize on opportunities to reduce operating costs and operate the Properties more efficiently and effectively.

     With offices in 23 markets and one of the largest portfolios of properties under management for a publicly traded, full service office and industrial company, the Company realizes substantial benefits from its national infrastructure and economies of scale. The Company uses centralized cash management, national alliances with service providers, a sophisticated budgeting system proven effective in cost control, and state-of-the-art information linking all offices to improve efficiency and increase profits. Training provided through Prentiss Properties University, a Company-wide professional training program, helps to integrate new operations during periods of rapid expansion, communicate new technology and procedures, and reduce turnover.

     Asset managers in each region develop a strategy and market positioning for each Property. Each Property is evaluated using sophisticated valuation software to determine the overall effect of property-level decisions such as lease structures and capital expenditures on asset value. Asset managers also work with property managers and engineers to determine where improvements, such as lighting retrofits and energy management system upgrades, will maximize returns.

THIRD-PARTY MANAGEMENT

     At March 1, 1998, the Company managed 129 office and 127 industrial properties for 61 third-party management clients. These properties are located in 16 markets throughout the United States, contain approximately 28.9 million net rentable square feet and are leased to over 1,750 tenants.

     The Company's management business serves a broad base of clients, including major financial institutions and pension funds, large corporate users, real estate advisory firms and real estate investment groups. The Company believes it has successfully developed and maintained relationships with its management clients, having served its ten largest management clients (measured by total revenues) for an average of 7.1 years. Since 1989, approximately 60% of new third-party management business has been generated from existing clients. Of the Company's Properties, approximately 4.6 million net rentable square feet, or 28% of the Company's total net rentable square feet (46 Properties), have been acquired from its management clients.

     In addition to property management and leasing, the Company offers its clients a full range of fee-based services, including tenant construction, marketing, insurance, accounting, tax, acquisition, disposition, facilities management, corporate and asset management services.

FINANCING STRATEGY

     The Company intends to maintain a debt policy (the ''Debt Limitation'') limiting the Company's total combined indebtedness plus its pro rata share of indebtedness of unconsolidated subsidiaries (''Joint Venture Debt'') to 50% of the Company's total equity market capitalization plus its combined indebtedness and pro rata share of Joint Venture Debt (''Total Market Capitalization''). However, the Company's organizational documents do not limit the amount of indebtedness that the Company may incur. Although the Company's Board of Trustees has no present intention to do so, the Debt Limitation may be amended or revised at any time and from time to time at the discretion of the Board of Trustees without a vote of the shareholders of the Company. A change in this or similar policies could adversely affect the Company's financial condition, results of operations or the market price of the Common Shares. As of December 31, 1997, the Company had outstanding indebtedness of approximately $420.0 million or 27.40% of total market capitalization (excluding its pro rata share of Joint Venture Debt) and has outstanding total indebtedness, including its pro rata share of Joint Venture Debt, of approximately $490.0 million or 30.57% of Total Market Capitalization.

RISK FACTORS

     An investment in the Company involves various risks. Prospective investors should carefully consider the following information before making a decision to invest.

     RELIANCE ON MAJOR TENANT

     For the year ended December 31, 1997, rent from the Company's largest tenant, International Business Machines Corporation ("IBM"), accounted for approximately 11% of the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA"). The Company has two leases with IBM, one of which expires in 2006 and the other in 2009. Regarding the lease which expires in 2006, the Company has negotiated a lease extension with IBM which extends 70% of the respective net rentable area through 2011. This transaction is expected to be finalized by March 31, 1998. The Company would be adversely affected in the event of bankruptcy or insolvency of, or a downturn in the business of, any major tenant which resulted in a failure or delay in the tenant's rent payments.

     GEOGRAPHIC CONCENTRATION

     Properties that provided approximately 21%, 11%, 11% and 10% of the Company's EBITDA in 1997 are located in the Dallas, Austin, suburban Chicago and Northern Virginia areas, respectively. Like other real estate markets, these commercial real estate markets have experienced economic downturns in the past, and future declines in any of these economies or real estate markets could adversely affect the Company's cash available for distribution. The Company's financial performance and its ability to make distributions to shareholders are, therefore, particularly sensitive to the economic conditions in these markets. The Company's revenues and the value of its Properties (including the properties to be acquired) may be affected by a number of factors, including the local economic climate (which may be adversely impacted by business layoffs or downsizing, industry slowdowns, changing demographics and other factors) and local real estate conditions (such as oversupply of or reduced demand for office, industrial and other competing commercial properties).

     RISKS ASSOCIATED WITH ACQUISITION, REDEVELOPMENT, DEVELOPMENT AND CONSTRUCTION

     The Company intends to acquire office and industrial properties to the extent that they can be acquired on advantageous terms and meet the Company's investment criteria. Acquisitions of office and industrial properties entail risks that investments will fail to perform in accordance with expectations. Estimates of the costs of improvements to bring an acquired property up to standards established for the market position intended for that property may prove inaccurate. In addition, there are general investment risks associated with any new real estate investment.

     The Company intends to continue redevelopment, development and construction of office and industrial buildings in accordance with the Company's growth policies. Risks associated with the Company's redevelopment, development and construction activities may include: abandonment of redevelopment or development opportunities; construction costs of a property exceeding original estimates, possibly making the property uneconomical;

occupancy rates and rents at a newly renovated or completed property may not be sufficient to make the property profitable; financing may not be available on favorable terms for redevelopment or development of a property; permanent financing may not be available on favorable terms to replace a short-term construction loan and construction and lease-up may not be completed on schedule, resulting in increased interest expense and construction costs. In addition, new redevelopment or development activities, regardless of whether they are ultimately successful, typically require a substantial portion of management's time and attention. Redevelopment or development activities are also subject to risks relating to the inability to obtain, or delays in obtaining, all necessary zoning, land-use, building, occupancy and other required governmental permits and authorizations.

     REAL ESTATE INVESTMENT RISKS

     General Risks. Real property investments are subject to varying degrees of risk. The yields available from equity investments in real estate depend in large part on the amount of income generated and expenses incurred. If the Properties or any properties acquired in the future do not generate revenues sufficient to meet operating expenses, including debt service, tenant improvements, leasing commissions and other capital expenditures, the Company may have to borrow additional amounts to cover fixed costs and the Company's cash flow and ability to make distributions to its shareholders will be adversely affected.

     The Company's revenues and the value of its Properties may be adversely affected by a number of factors, including the national, state and local economic climate and real estate conditions (such as oversupply of or reduced demand for space and changes in market rental rates); the perceptions of prospective tenants of the safety, convenience and attractiveness of the Properties; the ability of the owner to provide adequate management, maintenance and insurance; the ability to collect on a timely basis all rent from tenants; the expense of periodically renovating, repairing and reletting spaces; and increasing operating costs (including real estate taxes and utilities) which may or may not be passed through to tenants. Certain significant expenditures associated with investments in real estate (such as mortgage payments, real estate taxes, insurance and maintenance costs) are generally not reduced when circumstances cause a reduction in rental revenues from the property. In addition, real estate values and income from Properties are also affected by such factors as compliance with laws, including tax laws, interest rate levels and the availability of financing. Also, the amount of available net rentable square feet of commercial property is often affected by market conditions and may therefore fluctuate over time.

     Tenant Defaults and Bankruptcy. A significant portion of the Company's income is and will be derived from rental income on its Properties, and consequently, the Company's distributable cash flow and ability to make expected distributions to shareholders would be adversely affected if a significant number of tenants of these Properties failed to meet their lease obligations.
At any time, a tenant at any such property may seek the protection of the bankruptcy laws, which could result in delays in rental payments or in the rejection and termination of such tenant's lease and thereby cause a reduction in the Company's cash flow and the amounts available for distributions to its shareholders. No assurance can be given that tenants will not file for bankruptcy protection in the future or, if any tenants file, that they will affirm their leases and continue to make rental payments in a timely manner. In addition, a tenant from time to time may experience a downturn in its business which may weaken its financial condition and result in the failure to make rental payments when due. If tenant leases are not affirmed following bankruptcy or if a tenant's financial condition weakens, the Company's cash flow and the amounts available for distributions to its shareholders may be adversely affected.

     Operating Risks. The Properties, including properties to be acquired in the future, are and will be subject to operating risks common to commercial real estate in general, any and all of which may adversely affect occupancy or rental rates. These Properties are subject to increases in operating expenses such as cleaning; electricity; heating, ventilation and air conditioning; elevator repair and maintenance; insurance and administrative costs; and other general costs associated with security, landscaping, repairs and maintenance. While the tenants at these Properties generally are obligated to pay a portion of these escalating costs, there can be no assurance that tenants will agree to pay such costs upon renewal or that new tenants will agree to pay such costs. If operating expenses increase, the local rental market may limit the extent to which rents may be increased to meet increased expenses without decreasing occupancy rates. While the Company implements cost-saving incentive measures at each of its Properties, the Company's ability to make distributions to shareholders could be adversely affected if operating expenses increase without a corresponding increase in revenues.

     Risks of Non-Renewal of Leases and Non-Reletting of Space. The Company is and will be subject to the risk that upon expiration of leases for space located in the Properties, including properties that may be acquired, the leases may not be renewed, the space may not be relet or the terms of renewal or reletting (including the costs of required renovations) may be less favorable than current lease terms. Leases on a total of approximately 16% of the total net rentable square feet in the Properties will expire in 1998. The Company has established initial and annual reserves for renovation and reletting expenses, which take into consideration its views of both the current and expected business conditions in the appropriate markets, but no assurance can be given that these reserves will be sufficient to cover such expenses. If the Company were unable to relet promptly or renew the leases for a particular property or Properties, if the rental rates upon such renewal or reletting were significantly lower than expected rates or if its reserves for these purposes proved inadequate, then the Company's cash flow and ability to make expected distributions to shareholders may be adversely affected.

     Competition. Numerous office and industrial properties compete with the Properties in attracting tenants to lease space. Some of these competing properties are newer, better located or better capitalized than the Company's Properties.

     Possible Environmental Liabilities. Under various federal, state, and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, the presence of hazardous or toxic substances, or the failure to remediate such property properly, may adversely affect the owner's ability to borrow using such real property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of hazardous substances at the disposal or treatment facility, whether or not such facility is or ever was owned or operated by such person. Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including asbestos-containing materials ("ACMs") into the air, and third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to released hazardous substances, including ACMs. As the owner of the Properties, the Company may be liable for any such costs. Phase I environmental site assessments ("ESAs") have been obtained on all of the Properties, and will be obtained on all of the Properties acquired in the future, prior to their acquisition. The purpose of Phase I ESAs is to identify potential sources of contamination for which the Company may be responsible and to assess the status of environmental regulatory compliance. For a number of the Properties, the Phase I ESAs referenced prior Phase II ESAs obtained on such Properties. Phase II ESAs generally involve more invasive procedures than Phase I ESAs, such as soil sampling and testing or the installation and monitoring of groundwater wells.

     Certain land (the "Plant Site") in the vicinity of and underlying the Los Angeles industrial Properties, was formerly the site of a synthetic rubber manufacturing plant (the "Plant") owned by the United States Government and subsequently owned or operated by numerous companies, including Shell Oil Company ("Shell") and Dow Chemical Company ("Dow"). During the operation of the Plant, wastes were disposed of in pits and ponds located south of the Properties (the "Plant Site Affected Area").

     On September 25, 1997, the Company was notified that an undefined area, which may or may not include the Los Angeles industrial Properties, associated with the operation of the Plant will be listed on the National Priorities List (the "NPL") effective October 27, 1997. At this time, the EPA has not indicated the precise boundaries of the NPL site. The Company is currently evaluating the legal bases for challenging the listing. All past and present owners of the land underlying the Los Angeles industrial Properties, including the United States Government, Dow, Shell and the former owner, LAPCO Industrial Parks ("LAPCO") from whom the Company purchased the Los Angeles industrial Properties, are potentially responsible parties for the investigation and remediation of the Plant Site. Shell has agreed to (i) indemnify and hold harmless any successor of LAPCO, including the Company and any subsequent purchasers, tenants and lenders, from any liability relating to clean up or remediation costs for the Plant Site or for any contamination resulting from the Plant Site, and (ii) indemnify and hold harmless LAPCO and any successor of LAPCO, including the Company, from any liability arising out of any third party tort claims for personal injury or property damage.

     Except as noted above, the ESAs have not revealed any environmental condition, liability or compliance concern that the Company believes could have a material adverse affect on the Company's business, assets or results of operations, nor is the Company aware of any such condition, liability or concern. It is possible that the ESAs relating to any one of the Properties or properties to be acquired do not reveal all environmental conditions, liabilities or compliance concerns or that there are material environmental conditions, liabilities or compliance concerns that arose at such property after the related ESA report was completed of which the Company is otherwise unaware.

     Effect of Americans with Disabilities Act Compliance on Cash Flow and Distributions. Under the Americans with Disabilities Act of 1990 (the "ADA"), all public accommodations and commercial facilities are required to meet certain federal requirements related to access and use by disabled persons. Compliance with the ADA requirements could require removal of access barriers, and non-compliance could result in imposition of fines by the U.S. government or an award of damages to private litigants. Although the Company believes that the Properties are substantially in compliance with these requirements, a determination that the Company is not in compliance with the ADA could result in the imposition of fines or an award of damages to private litigants. If the Company were required to make unanticipated expenditures to comply with the ADA, the Company's cash flow and the amounts available for distributions to its shareholders may be adversely affected.

     Changes in Laws. Because increases in income, service or transfer taxes are generally not passed through to tenants under leases, such increases may adversely affect the Company's cash flow and its ability to make distributions to shareholders. The Properties also are subject to various federal, state and local regulatory requirements and to state and local fire and life-safety requirements. Failure to comply with these requirements could result in the imposition of fines by governmental authorities or awards of damages to private litigants. The Company believes that the Properties are currently in compliance with all such regulatory requirements. However, there can be no assurance that these requirements will not be changed or that new requirements will not be imposed which would require significant unanticipated expenditures by the Company and could have an adverse effect on the Company's cash flow and expected distributions.

     Uninsured Loss. The Company carries comprehensive liability, fire, flood (where appropriate), extended coverage and rental loss insurance with respect to the Properties, with policy specifications and insured limits customarily carried for similar properties. The Company intends to carry similar insurance policies on the properties it acquires in the future. There are, however, certain types of losses (such as from wars or earthquakes in properties located outside of California) that may be either uninsurable or not economically insurable. Should an uninsured loss or a loss in excess of insured limits occur, the Company could lose both its capital invested in a property, as well as the anticipated future revenue from such property, and would continue to be obligated on any mortgagee indebtedness or other obligations related to the property. Any such loss would adversely affect the business of the Company, its financial condition and its results of operations.

     Risks Involved in Property Ownership Through Partnerships and Joint Ventures. The Company, through the Operating Partnership, owns a 49.9% general partnership interest in the Broadmoor Austin Partnership, which leases the Broadmoor Austin Office Properties in Austin, Texas. Through this general partnership interest, the Company acts as managing partner and has the sole authority to conduct the business and affairs of the Broadmoor Austin Partnership subject to certain limitations. Affiliates of the Company's predecessor entities own a 0.1% interest in the Broadmoor Austin Partnership, which the Company has an option to acquire. IBM, the tenant leasing 100% of the space at the Property, owns the remaining 50% interest in the Broadmoor Austin Partnership.

     The Company may also participate with other entities in property ownership through joint ventures or partnerships. Partnership or joint venture investments may, under certain circumstances, involve risks not otherwise present, including the possibility that the Company's partners or co-venturers might become bankrupt, that such partners or co-venturers might at any time have economic or other business interests or goals that are inconsistent with the business interests or goals of the Company, and that such partners or co-venturers may be in a position to take action contrary to the instructions or the requests of the Company or contrary to the Company's policies or objectives, including the Company's policy with respect to maintaining its qualification as a REIT. The Company will, however, seek to maintain sufficient control of such partnerships or joint ventures to permit the Company's business objectives to be achieved. There is no limitation under the Company's organizational documents as to the amount of available funds that may be invested in partnerships or joint ventures.

     In addition, the Company may in the future acquire either a limited partnership interest in a property partnership without partnership management responsibility or a co-venturer interest or co-general partnership interest in a property partnership with shared responsibility for managing the affairs of a property partnership or joint venture and, therefore, will not be in a position to exercise sole decision-making authority regarding the property partnership or joint venture.

     Risks Associated With Illiquidity of Real Estate. Equity real estate investments are relatively illiquid. Such liquidity will tend to limit the ability of the Company to vary its portfolio promptly in response to changes in economic or other conditions.

     REAL ESTATE FINANCING RISKS

     Variable Rate Debt. The Company has incurred and may incur in the future indebtedness that bears interest at variable rates. Variable rate debt creates higher debt service requirements if market interest rates increase, which would adversely affect the Company's cash flow and the amounts available for distributions to its shareholders. The Company has entered into two interest rate hedge agreements covering $110 million of its outstanding indebtedness. Pursuant to these hedge agreements, the Company has fixed its cost of seven year funds (before adding the spread) at an average of 6.25%.

     Debt Financing and Potential Adverse Effects on Cash Flows and Distributions. The Company is subject to risks normally associated with debt financing, including the risk that the Company's cash flow will be insufficient to pay distributions at expected levels and meet required payments of principal and interest, the risk that indebtedness on the Properties (which will not have been fully amortized at maturity in all cases) will not be able to be refinanced or that the terms of such refinancing will not be as favorable as the terms of existing indebtedness. If principal payments due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as the issuance of new equity capital, the Company expects that its cash flow will not be sufficient in all years to pay distributions at expected levels and to repay all maturing debt. Furthermore, if prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, the interest expense relating to such refinanced indebtedness would increase, which would adversely affect the Company's cash flow and the amounts available for distributions to its shareholders. If a property or properties are mortgaged to collateralize payment of indebtedness and the Company is unable to meet mortgage payments, the property could be foreclosed upon by or otherwise transferred to the mortgagee with a consequent loss of income and asset value to the Company.

     Construction Loans and Risks Associated with Sale or Foreclosure. If new developments are financed through construction loans or if acquisitions are financed with short-term bridge loans in anticipation of later, permanent financing, there is a risk that upon completion of construction or the maturity of the bridge loans, permanent financing may not be available or may be available only on disadvantageous terms. In the event that the Company is unable to obtain permanent financing for a property on favorable terms, it could be forced to sell such property at a loss or the property could be foreclosed upon by the lender and result in loss of income and asset value to the Company.

     RISKS ASSOCIATED WITH THE ACQUISITION OF SUBSTANTIAL NEW PROPERTIES AND LACK OF OPERATING HISTORY

     The Company's ability to manage its growth effectively will require it to integrate successfully its new acquisitions into its existing management structure. Many of the Properties have relatively short or no operating history under management by the Company or the Company's predecessor entities and their affiliates prior to their acquisition by the Company. The Company has had limited control over the operation of these buildings and buildings that will be acquired in the future, and such properties may have characteristics or deficiencies unknown to the Company affecting their valuation or revenue potential. The operating performance of acquired properties may decline under the Company's management.

     POTENTIAL ANTI-TAKEOVER EFFECTS

     Potential Effects of Shareholder Rights Plan. In February 1998, the Company adopted a Shareholder Rights Plan (the "Rights Plan") similar to those adopted by other public corporations. The Rights may have the effect of delaying, inhibiting or preventing a transaction or a change in control of the Company that might involve a premium price for the Common Shares or otherwise be in the best interest of the shareholders. The Rights will cause substantial dilution to a person or group that acquires 10% or more of the outstanding Common Shares of the Company if certain events thereafter occur without the Rights having been redeemed. However, because the Rights are redeemable by the Board of Trustees in certain circumstances, the Rights should not interfere with any merger or other business combination approved by the Board.

     Potential Effects of Ownership Limitation. For the Company to maintain its qualification as a REIT under the Code, no more than 50% in value of the outstanding shares of beneficial interest of the Company may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of the Company's taxable year (other than its 1996 taxable year).

     To ensure that the Company will not fail to qualify as a REIT under this and other tests under the Code, the Company's Declaration of Trust, subject to certain exceptions, authorizes the trustees to take such actions as are necessary and desirable to preserve its qualification as a REIT and provides that no person may own, directly or indirectly, more than 8.5% of the number of outstanding Common Shares, other than Michael V. Prentiss, who currently may own up to 15% of the number of outstanding Common Shares, or more than 9.8% of the number of outstanding Preferred Shares of any series (the "Ownership Limitation"). The Board of Trustees may, but is not required to, decrease the ownership limit applicable to Mr. Prentiss' ownership of Common Shares to a minimum of 9.8% upon an increase in the number of outstanding Common Shares or a reduction of the number of Common Shares owned, directly or indirectly, by Mr. Prentiss. Upon any such adjustment, the Ownership Limitation applicable to other shareholders with respect to the Common Shares will be increased proportionately to a maximum of 9.8% of the number of outstanding Common Shares. The Company's Board of Trustees, upon receipt of a ruling from the Internal Revenue Service (the "Service"), an opinion of counsel or other evidence satisfactory to the Board and upon such other conditions as the Board may establish, may exempt a proposed transferee from the Ownership Limitation. For example, the Board of Trustees has exempted Security Capital Preferred Growth Incorporated ("SCPG") from the Ownership Limitation on the condition that SCPG not own more than 11% of the number of outstanding Common Shares. SCPG owns or has the right to acquire 100% (3,773,585 shares) of the Company's Series A Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest (the "Series A Convertible Preferred Shares"), which are convertible into an equal number of the Company's Common Shares. See "Risk Factors--Possible Adverse Effect of Shares Available for Future Sale on Price of Common Shares."

     The Board may not grant an exemption from the Ownership Limitation to any proposed transferee whose ownership, direct or indirect, of shares of beneficial interest of the Company in excess of the Ownership Limitation would result in the termination of the Company's status as a REIT. The foregoing restrictions on transferability and ownership will continue to apply until (i) the Board of Trustees determines that it is no longer in the best interests of the Company to continue to qualify as a REIT and (ii) there is an affirmative vote of a majority of the votes entitled to be cast on such matter at a regular or special meeting of the shareholders of the Company.

     The Ownership Limitation may have the effect of delaying, inhibiting or preventing a transaction or a change in control of the Company that might involve a premium price for the Common Shares or otherwise be in the best interests of the shareholders.

     Potential Effects of Staggered Board. The Company's Board of Trustees is divided into three classes, with only a portion of the Board standing for election at each annual meeting. The staggered terms of trustees may reduce the possibility of a tender offer or an attempt to change control of the Company, even though a tender offer or change in control might be in the best interest of the shareholders.

     Potential Effects of Issuance of Additional Shares. The Company's Declaration of Trust authorizes the Board of Trustees to (i) amend the Declaration of Trust, without shareholder approval, to increase or decrease the aggregate number of shares of beneficial interest or the number of shares of beneficial interest of any class that the Company has the authority to issue,
(ii) cause the Company to issue additional authorized but unissued Preferred or Common Shares and (iii) classify or reclassify any unissued Common or Preferred Shares and to set the preferences, rights and other terms of such classified or unclassified shares. Although the Board of Trustees has no such intention to do so at the present time, it could establish a class or series of shares of beneficial interest that could, depending on the terms of such series, delay, defer or prevent a transaction or a change in control of the Company that might involve a premium price for the Common Shares or otherwise be in the best interest of the shareholders. The Declaration of Trust and Bylaws of the Company also contain other provisions that may have the effect of delaying, deferring or preventing a transaction or a change in control of the Company that might involve a premium price for the Common Shares or otherwise be in the best interest of the shareholders.

     TAX RISKS

     Failure to Qualify as a REIT. The Company has operated and intends to continue to operate so as to continue to qualify as a REIT for federal income tax purposes. The Company has not requested, and does not expect to request, a ruling from the Service that it qualifies as a REIT. The qualification of the Company as a REIT will depend on the Company's continuing ability to meet various requirements concerning, among other things, the ownership of its outstanding stock, the nature of its assets, the sources of its income, and the amount of its distributions to its shareholders. Because the Company has a limited history of operating so as to qualify as a REIT, there can be no assurance that the Company will do so successfully.

     If the Company were to fail to qualify as a REIT for any taxable year, the Company would not be allowed a deduction for distributions to its shareholders in computing its taxable income and would be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Unless entitled to relief under certain Code provisions, the Company also would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. As a result, cash available for distribution would be reduced for each of the years involved. Although the Company intends to continue to operate in a manner designed to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause the Board of Trustees, with the consent of shareholders holding at least two-thirds of all the outstanding Common Shares, to revoke the REIT election.

     REIT Minimum Distribution Requirements; Possible Incurrence of Additional Debt. In order to avoid corporate income taxation of the earnings that it distributes, the Company generally is required each year to distribute to its shareholders at least 95% of its net taxable income (excluding any net capital gain). In addition, the Company will be subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by it with respect to any calendar year are less than the sum of (i) 85% of its ordinary income for that year, (ii) 95% of its capital gain net income for that year, and
(iii) 100% of its undistributed taxable income from prior years. Beginning with its 1998 taxable year, the Company may elect to retain and pay income tax on its net capital gain. Any such retained amounts will be treated as having been distributed for purposes of the 4% excise tax.

     The Company has made and intends to continue to make distributions to its shareholders to comply with the 95% distribution requirement and to avoid the nondeductible excise tax. The Company's income consists primarily of its share of the income of the Operating Partnership, and the cash available for distribution by the Company to its shareholders consists of its share of cash distributions from the Operating Partnership. Differences in timing between (i) the actual receipt of income and actual payment of deductible expenses and (ii) the inclusion of such income and deduction of such expenses in arriving at taxable income of the Company could require the Company, through the Operating Partnership, to borrow funds on a short-term basis to meet the 95% distribution requirement and to avoid the nondeductible excise tax. The requirement to distribute a substantial portion of the Company's net taxable income could cause the Company to distribute amounts that otherwise would be spent on future acquisitions, unanticipated capital expenditures or repayment of debt, which would require the Company to borrow funds or to sell assets to fund the costs of such items.

     Failure of the Operating Partnership to be Classified as a Partnership for Federal Income Tax Purposes; Negative Impact on REIT Status. The Company has not requested, and does not expect to request, a ruling from the Service that the Operating Partnership and each of its Noncorporate Subsidiaries (as defined in "Federal Income Tax Considerations") have been and will continue to be classified as partnerships for federal income tax purposes. If the Service were to challenge successfully the tax status of the Operating Partnership or a Noncorporate Subsidiary as a partnership for federal income tax purposes, the Operating Partnership or such Noncorporate Subsidiary would be taxable as a corporation. In such event, the Company likely would cease to qualify as a REIT for a variety of reasons. Furthermore, the imposition of a corporate income tax on the Operating Partnership would reduce substantially the amount of cash available for distribution from the Operating Partnership to the Company and its shareholders.

     Changes in Tax Laws. At any time, future legislation or administrative or judicial decisions or actions could affect the tax treatment of the Company or its qualification as a REIT. For example, on February 2, 1998, President Clinton released his budget proposal for fiscal year 1999, several provisions of which potentially could affect the Company if enacted in final form as presently proposed (the "Proposals"). Specifically, one Proposal would prohibit a REIT from owning, directly or indirectly, more than 10% of the voting power or value of all classes of a C corporation's stock (other than the stock of a qualified REIT subsidiary), after the effective date of such

Proposal. There can be no assurance regarding whether any Proposal will be enacted in final form as presently proposed or whether any future tax legislation or administrative or judicial decisions will adversely affect the tax treatment of the Company or its qualification as a REIT.

     CONFLICTS OF INTERESTS IN THE BUSINESS OF THE COMPANY

     Risk of Differing Objectives Between Prentiss Principals and the Company Upon Sale, Refinancing or Prepayment of Indebtedness of Properties. Messrs. Prentiss, August and DuBois (the "Prentiss Principals"), who are senior executive officers of the Company, and their affiliates may have unrealized taxable gain associated with their units of limited partnership interest in the Operating Partnership ("Units"). Because the Prentiss Principals may suffer different and more adverse tax consequences than the Company upon the sale or refinancing of certain properties that were contributed to the Operating Partnership by the Prentiss Principals, the Prentiss Principals and the Company may have different objectives regarding the appropriate pricing and timing of any sale or refinancing of such properties. While the Company (through the General Partner) has the exclusive authority as to whether and on what terms to sell or refinance an individual Property, the Prentiss Principals through their status as senior executives and/or Trustees of the Company and those members of the Company's management and Board of Trustees who directly or indirectly hold Units (i.e., the Prentiss Principals) may influence the Company not to sell, or refinance or prepay the indebtedness associated with, certain Properties even though such event might otherwise be financially advantageous to the Company, or may influence the Company to refinance certain Properties with a high level of debt. The Company has agreed that it will not dispose of The Plaza on Bachman Creek Property prior to December 31, 1999, unless such disposition is structured as a tax-deferred like-kind exchange under Section 1031 of the Code.

     Risks That Policies with Respect to Conflicts of Interests May Not Eliminate Influence of Conflicts. The Company has adopted certain policies intended to minimize conflicts of interest, including a bylaw provision requiring all transactions in which executive officers or trustees have a conflicting interest to that of the Company to be approved by a majority of the Trustees of the Company that are not affiliated with any affiliate of the Company (the "Independent Trustees") or by the holders of a majority of the Common Shares held by disinterested shareholders. There can be no assurance that the Company's policies will be successful in eliminating the influence of such conflicts, and if they are not successful, decisions could be made that might fail to reflect fully the interests of all shareholders. The Company's Declaration of Trust includes a provision permitting each individual Trustee, including each Independent Trustee, to engage in the type of business activities conducted by the Company without first presenting any investment opportunities to the Company, even though such investment opportunities may be within the scope of the Company's investment policies.

     CHANGES IN POLICIES WITHOUT SHAREHOLDER APPROVAL; NO LIMITATION ON DEBT

     The investment, financing, borrowing and distribution policies, of the Company and its policies with respect to all other activities, including growth, capitalization and operations, will be determined by the Board of Trustees. The Board of Trustees has adopted a policy limiting the Company's total combined indebtedness plus its pro rata share of Joint Venture Debt to 50% or less of the Company's total market capitalization (the "Debt Limitation"), but the organizational documents of the Company do not contain any limitation on the amount of indebtedness the Company may incur. Although the Company's Board of Trustees has no present intention to do so, these policies may be amended or revised at any time and from time to time at the discretion of the Board of Trustees without a vote of the shareholders of the Company. A change in these policies could adversely affect the Company's financial condition, results of operations or the market price of the Common Shares.

     DEPENDENCE ON KEY PERSONNEL

     The Company is dependent on the efforts of its executive officers, particularly Messrs. Prentiss and August. The loss of their services could have an adverse effect on the operations of the Company. Each of Messrs. Prentiss and August have entered into an employment agreement with the Company. Certain assets of affiliates of the predecessor entities were not contributed to the Company in the transactions in which the Company was formed (the "Formation Transactions") and certain of the executive officers of the Company, including Messrs. Prentiss and August, may devote some of their management time towards those excluded assets.

     RISKS OF THIRD-PARTY PROPERTY MANAGEMENT, LEASING, DEVELOPMENT AND CONSTRUCTION BUSINESS AND RELATED SERVICES

     Risks Associated With Termination of Management and Leasing Contracts. The Company, through the Operating Partnership and the Manager, engages in the business of management, leasing, development and construction of properties owned by third parties. Risks associated with these activities include the risk that the related contracts (which are typically cancelable upon 30-days notice or upon certain events, including sale of the property) will be terminated by the property owner or will be lost in connection with a sale of such property, that contracts may not be renewed upon expiration or may not be renewed on terms consistent with current terms and that the rental revenues upon which management, leasing and development fees are based will decline as a result of general real estate market conditions or specific market factors affecting properties managed, leased or developed by the Company, resulting in decreased management or leasing fee income.

     Adverse Consequences of Lack of Control Over the Business of the Manager. The capital stock of the Manager is divided into two classes: voting common stock, all of which is owned by Mr. Prentiss, and nonvoting common stock, all of which is held by the Company, through the Operating Partnership. The voting common stock and the nonvoting common stock represent 5% and 95%, respectively, of the ownership interests in the Manager. Mr. Prentiss, as the holder of all of the Manager's voting common stock, has the ability to elect the directors of the Manager. The Company is not able to elect directors and, therefore, is not able to influence the day-to-day management decisions of such entity. As a result, the board of directors and management of the Manager may implement business policies or decisions that would not have been implemented by persons controlled by the Company and that are adverse to the interests of the Company or that lead to adverse financial results, which could adversely impact the Company's net operating income and cash flow.

     POSSIBLE ADVERSE EFFECT OF MARKET INTEREST RATES ON PRICE OF COMMON SHARES

     One of the factors that influences the market price of the Common Shares in public markets is the annual distribution rate on the Common Shares and the effective yield on an investment in the Common Shares. An increase in market interest rates may lead prospective purchasers of the Common Shares to bid down the market price of the Common Shares in order to increase the effective yield from future distributions.

     POSSIBLE ADVERSE EFFECT OF SHARES AVAILABLE FOR FUTURE SALE ON PRICE OF COMMON SHARES

     Sales of a substantial number of Common Shares, or the perception that such sales could occur, could adversely affect prevailing market prices of the Common Shares. In the Formation Transactions, the Company placed 1,879,897 Common Shares with the continuing investors ("Continuing Investors"). The Continuing Investors may sell any of their 1,879,897 Common Shares at any time pursuant to a registration statement required to be prepared and filed by the Company.

     In connection with the IPO, certain entities affiliated with the Company (PDO Three, Inc.; Prentiss O'Hare Illinois, Inc.; Prentiss Property Acquisition, Inc.; and Prentiss Properties Holding, Inc. [the "Merged Entities"]) received Units in exchange for assets contributed to the Operating Partnership. In February of 1998, (i) the Merged Entities distributed 113,500 Units to certain employees of the Merged Entities (the "Merged Entity Employees"), (ii) the Company issued 2,432,541 Common Shares in exchange for all of the capital stock of the Merged Entities to the owners of the Merged Entities (the "Merged Entity Owners"), and (iii) the Merged Entity Employees redeemed their 113,500 Units in exchange for an equal number of Common Shares. The Company agreed to file with the SEC a registration statement with respect to the resale of the Common Shares by the Merged Entity Owners and Merged Entity Employees.

     In December 1997, the Company executed an agreement (the "SCPG Agreement") to issue and sell 3,773,585 shares of its Series A Convertible Preferred Shares to SCPG. On December 29, 1997, the Company sold 2,830,189 Series A Convertible Preferred Shares to SCPG pursuant to the SCPG Agreement. The Company expects to issue and sell the remaining 943,396 Series A Convertible Preferred Shares under the SCPG Agreement on or before March 31, 1998. The Series A Convertible Preferred Shares are convertible into Common Shares beginning, and in limited circumstances prior to, January 1, 1999. SCPG may sell such Common Shares pursuant to a registration statement required to be prepared and filed by the Company.

     On February 2, 1998, the Company closed on the sale of 1.1 million Common Shares to an affiliate of Union Bank of Switzerland, London Branch ("UBS"). In a separate transaction, the Company agreed to make certain settlements with UBS throughout the year subsequent to the closing. At the option of the Company, such settlements may involve the issuance to UBS of up to an additional 500,000 Common Shares, which may be sold by UBS at any time under a registration statement required to be prepared and filed by the Company. The Company currently expects that the initial 1.1 million Common Shares will be sold during the 90-day period commencing February 2, 1999, in final settlement of its obligations to UBS.

     In addition, options to purchase a total of 2,288,437 Common Shares have been granted to certain executive officers, employees and trustees of the Company, and options to purchase a total of 2,204,437 Common Shares remain outstanding.

     No prediction can be made about the effect that future sales of Common Shares will have on the market prices of shares.

ITEM 2.  PROPERTIES

     At December 31, 1997, the Properties consist of 84 Office Properties comprising approximately 9.2 million net rentable square feet and 77 Industrial Properties comprising approximately 7.6 million net rentable square feet. All of the Properties are wholly owned by the Company (through its subsidiaries), except (i) the Broadmoor Austin properties, which are leased by a joint venture in which the Company owns an approximate 50% managing general partnership interest; (ii) One Northwestern Plaza, in which the Company owns a 100% leasehold interest; (iii) the Seven Mile Crossing Properties, in which the Company also owns a 100% leasehold interest; and (iv) World Savings Center, with respect to which the Company holds the existing note and has negotiated a deed in lieu of foreclosure on the Property.

PROPERTY DATA

                                                                                                    NET      PERCENT    TOTAL BASE
                                                                       YEAR(S)                    RENTABLE    LEASED     RENT FOR
                                                                        BUILT/        NUMBER OF    SQUARE     AS OF     YEAR ENDED
PROPERTY NAME                        TYPE           LOCATION          RENOVATED       BUILDINGS     FEET     12/31/97   12/31/97(A)
-------------                     ----------  ---------------------  ------------     ---------  ----------  --------  -------------

                                                                                                                      (in thousands)

Calverton Office Park             Office      Metro. Wash., DC               1987             3     307,802        88       $  1,877

Research Office Center            Office      Metro. Wash., DC               1984             2     286,325        97          1,662

7101 Wisconsin Avenue             Office      Baltimore, MD                  1991             1     237,265        92             25

Gateway International             Office      Baltimore, MD                  1989             2     203,405        94            942

2411 Dulles Corner Road           Office      Northern Virginia              1990             1     176,522       100          3,398

2455 Horsepen Road                Office      Northern Virginia              1989             1     104,150       100          2,201

3141 Fairview Park Drive          Office      Northern Virginia              1988             1     192,108        95          2,430

4401 Fair Lakes Court             Office      Northern Virginia              1988             1      58,621        95          1,002

8521 Leesburg Pike                Office      Northern Virginia              1984             1     145,257       100          2,734

Baltimore Industrial Properties   Industrial  Baltimore, MD             1974-1990             7     874,701        97          3,363

                                                                                            ---  ----------                 --------

     Total Mid-Atlantic Region                                                               20   2,586,156                   19,634

                                                                                            ---  ----------                 --------

1717 Deerfield Road               Office      Chicago, IL                    1985             1     137,904       100          2,239

Corporetum Office Campus          Office      Chicago, IL               1984-1987             5     323,728        97          3,197

O'Hare Plaza II                   Office      Chicago, IL                    1986             1     233,650        93          5,012

One Northwestern Plaza            Office      Suburban Detroit, MI           1989             1     241,751        97          4,567

Seven Mile Crossing               Office      Suburban Detroit, MI      1988-1990             2     244,816        96          2,449

Chicago Industrial Properties     Industrial  Chicago, IL              1987, 1988             4     681,934       100          1,479

Kansas City Industrial            Industrial  Kansas City, MO           1975-1980             7   1,341,880       100          3,383

 Properties
Milwaukee Industrial Properties   Industrial  Milwaukee, WI            1970-1987,
                                                                             1996            19   1,899,204        91          4,832

                                                                                            ---  ----------                 --------

     Total Midwest Region                                                                    40   5,104,867                   27,158

                                                                                            ---  ----------                 --------

Centerpointe                      Office      Sub. Philadelphia, PA          1987             1      42,230       100            148

Lake Center                       Office      Sub. Philadelphia, PA    1986, 1989             2     116,646        98            385

Woodland Falls                    Office      Sub. Philadelphia, PA     1986-1989             3     215,439        92            715

Southpoint                        Office      Sub. Philadelphia, PA     1986-1997             4     249,950        97            723

Valleybrooke                      Office      Sub. Philadelphia, PA     1984-1997             5     279,942       100            969

                                                                                            ---  ----------                 --------

     Total Northeast Region                                                                  15     904,207                    2,940

                                                                                            ---  ----------                 --------


Crescent Centre                   Office      Atlanta, GA                    1986             1     243,048        88          2,472
Cumberland Office Park            Office      Atlanta, GA               1972-1980             9     530,228        96          6,494
                                                                                            ---  ----------                 --------
     Total Southeast Region                                                                  10     773,276                    8,966
                                                                                            ---  ----------                 --------

Highland Court                    Office      Denver, CO                     1986             1      99,460       100             74
PacificCare Building (FHP)        Office      Denver, CO                     1983             1     201,164        96          3,045
Panorama Point                    Office      Denver, CO                     1983             1      79,175       100              7
Broadmoor Austin                  Office      Austin, TX                     1991             7   1,112,236       100            (B)
5307 East Mockingbird             Office      Dallas, TX                     1979             1     118,316        83            990
Bachman East                      Office      Dallas, TX                     1986             1     125,903        98          1,703
Bachman West                      Office      Dallas, TX                     1986             1      70,090        94            487
Cottonwood Office Center          Office      Dallas, TX                     1986             3     164,111        99          2,235
Park West C2                      Office      Dallas, TX                     1989             1     344,216       100          6,031
Park West E1                      Office      Dallas, TX                     1982             1     182,739       100          3,080
Park West E2                      Office      Dallas, TX                     1985             1     200,590        99          2,251
Walnut Glen Tower                 Office      Dallas, TX                     1985             1     464,289        96          8,025
Dallas Industrial Properties      Industrial  Dallas, TX                1970-1988             8     664,306       100          2,099
Houston Industrial Properties     Industrial  Houston, TX                    1986             5      75,231        97            432
                                                                                            ---  ----------                 --------
     Total Southwest Region                                                                  33   3,901,826                   30,459
                                                                                            ---  ----------                 --------

Regents Centre                    Office      Phoenix, AZ                    1987             2     100,500       100            479
Glendale Federal Bank Building    Office      Los Angeles, CA                1991             2     197,027       100            363
The Academy                       Office      Los Angeles, CA                1991             3     193,961        91          1,609
World Savings Center              Office      Oakland, CA                    1985             1     271,055        96            (C)
Natomas Corporate Center          Office      Sacramento, CA                 1987             6     566,092        85          7,832
Carlsbad Pacific Center           Office      San Diego, CA                  1986             2      89,755        98            208
Los Angeles Industrial                                                 1968-1991,
    Properties                    Industrial  Los Angeles, CA                1997            26   1,949,840        92          6,996
Oceanside                         Industrial  San Diego, CA                  1991             1     143,274        96
                                                                                            ---  ----------                 --------
     Total West Region                                                                       43   3,511,504                   17,487
                                                                                            ---  ----------                 --------

Total Properties                                                                            161  16,781,836                 $106,644
                                                                                            ===  ==========                 ========

(A) "Base Rent" means the fixed base rental amount paid by a tenant under the terms of the related lease agreement, which amount generally does not include payments on account of real estate taxes, operating expense escalations and utility charges.
(B) The Company's approximate 50% interest in the Broadmoor Austin Properties is accounted for under the equity method and included in the Statement of Income under the "Equity in income of joint venture and unconsolidated subsidiaries" line item.
(C) The Company holds a mortgage loan collateralized by this Property. The Company has negotiated a deed in lieu of foreclosure transaction, at no consideration, which provides for the conveyance of the Property from a partnership in which an affiliated party is the General Partner (Prentiss Properties WSC, Inc.) to the Company in an arms length transaction.


ITEM 3.  LEGAL PROCEEDINGS

     Neither the Company nor its affiliates (other than in a representative capacity), is presently subject to any material litigation. To the Company's knowledge, no litigation been threatened against it or its affiliates other than routine actions and administrative proceedings substantially all of which are expected to be covered by liability insurance and which, in the aggregate, are not expected to have a material adverse effect on the business or financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders of the Company during the fourth quarter of 1997, through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     The Company's Common Shares commenced trading on The New York Stock Exchange (the "NYSE") on October 17, 1996 under the symbol "PP". As of March 18, 1998, the last reported sales price per Common Share on the NYSE was $25 11/16 per Common Share. The following table sets forth the high and low sales price per Common Share reported on the NYSE as traded for the periods indicated.

     PERIOD                                                            HIGH            LOW
     ------                                                            ----            ---
     1998
        First Quarter (through March 18, 1998).................        28 1/4         25 1/4
     1997
        Fourth Quarter.........................................        29 5/8         25 3/8
        Third Quarter..........................................        29 3/4         24 13/16
        Second Quarter.........................................        26 3/8         23
        First Quarter..........................................        28 1/4         24 5/8
     1996
        Fourth Quarter (Commencing October 17, 1996).........          25 1/8         20 1/2

     The foregoing over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

SHAREHOLDER INFORMATION

     At March 18, 1998, the Company had approximately 242 holders of record and approximately 16,000 beneficial owners, of its Common Shares. As of March 18, 1998, all of the Company's 2,830,189 Series A Convertible Preferred Shares, which are convertible into the Company's Common Shares subject to certain limitations, were held by Security Capital Preferred Growth, Incorporated ("SCPG"). In addition, the units of limited partnership interest in the Operating Partnership ("Units") (which are redeemable for Common Shares subject to certain limitations) were held by 9 entities and or persons.

     In order to comply with certain requirements related to qualification of the company as a REIT, the Company's organizational documents limit the number of outstanding Common Shares that may be owned by any single person or affiliated group to 8.5% of the outstanding Common Shares (other than Michael V. Prentiss, for whom the Ownership Limitation initially is 15%, and SCPG, for whom the Ownership Limitation is 11%).

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

                       PERIOD WHICH                       DISTRIBUTION      DISTRIBUTION         PER SHARE
                       DISTRIBUTION                          RECORD            PAYMENT          DISTRIBUTION
                          RELATES                             DATE              DATE               AMOUNT
                       ------------                       ------------      ------------        ------------
     1998
       First Quarter (through March 18, 1998)                  3/31/98          4/17/98              $0.40
     1997
       Fourth Quarter                                         12/31/97          1/16/98              $0.40
       Third Quarter                                           9/30/97         10/17/97              $0.40
       Second Quarter                                          6/30/97          7/17/97              $0.40
       First Quarter                                           3/31/97          4/17/97              $0.40
     1996
       Fourth Quarter (Commencing                             12/31/96          1/17/97              $0.31/1)/
       October 22, 1996)

     /(1)/ Represents the pro rata portion (for the period from October 22, 1996
           (inception of operations) to December 31, 1996) of a quarterly distribution of $0.40.

     The foregoing distributions represent an approximate 10.6% and 57% return of capital in 1997 and 1996, respectively. In order to maintain its qualification as a REIT, the Company must make annual distributions to its shareholders of at least 95% of its taxable income (which does not include net capital gains). During the year ended December 31, 1997 and during the period from October 22, 1996 to December 31, 1996, the Company declared distributions totaling $1.60 and $0.31 per share, respectively. Under certain circumstances the Company may be required to make distributions in excess of cash available for distribution in order to meet such REIT distribution requirements. In such event, the Company presently would expect to borrow funds, or to sell assets for cash, to the extent necessary to obtain cash sufficient to make the distributions required to retain its qualification as a REIT for federal income tax purposes.

     The Company has declared a cash distribution for the first quarter of 1998 in the amount of $.40 per share, payable on April 17, 1998 to holders of record on March 31, 1998. The Company currently anticipates that it will maintain at least the current distribution rate for the immediate future, unless actual results of operations, economic conditions or other factors differ from its current expectations. Future distributions, if any, paid by the Company will be at the discretion of the Board of Trustees of the Company and will depend on the actual cash flow of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the internal revenue code and such other factors as the Board of Trustees of the Company deem relevant.

RECENT SALES OF UNREGISTERED SECURITIES

     Direct Placements of Securities

     On December 2, 1997, the Company executed an agreement (the "SCPG Agreement") to issue and sell 3,773,585 shares of Series A Cumulative Convertible Redeemable Preferred Shares of beneficial interest, $.01 par value, (the "Series A Convertible Preferred Shares") to SCPG for a total price of approximately $100 million, or $26.50 per share. Beginning January 1, 1999, and upon the occurrence of certain events prior to that date, the Series A Convertible Preferred Shares are convertible into the Company's Common Shares. On December 30, 1997, the Company sold 2,830,189 Series A Convertible Preferred Shares to SCPG pursuant to the SCPG Agreement, and expects to issue and sell the remaining 943,396 Series A Convertible Preferred Shares under the SCPG Agreement on or before March 31, 1998. The proceeds from the sales pursuant to the SCPG Agreement were contributed to the Operating Partnership in exchange for Series A Preferred units of limited partnership interest ("Series A Units"), and the Operating Partnership used such proceeds to reduce its indebtedness. The sales pursuant to the SCPG Agreement are exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") pursuant to Section 4(2) thereof.

     In connection with SCPG Agreement, the Company exempted SCPG from the Ownership Limitation (as defined herein) on the condition that SCPG not own more than 11% of the number of outstanding Common Shares. The Company also agreed to register under the Securities Act the Series A Convertible Preferred Shares, including any Common Shares received upon conversion of the Series A Convertible Preferred Shares, in December 1998.

     On February 2, 1998, the Company closed a direct placement of 1.1 million Common Shares to an affiliate of Union Bank of Switzerland ("UBS") for a gross consideration of $29.7 million, or $27.00 per share. In a related transaction, the Company entered into a forward stock contract with UBS which provides that during the first year after the closing of the direct placement, the Company will have the right to periodically consummate a share settlement with UBS based on the then market price for the Common Shares. The Company has agreed that any shares issued in such a settlement will be registered under the Securities Act. Alternatively, the Company, at its option, may complete such settlement for cash. The proceeds from the sales to UBS and its affiliates were contributed to the Operating Partnership in exchange for Units, and the Operating Partnership used such proceeds to reduce its indebtedness. The sales to UBS and its affiliates were exempt from registration under the Securities Act pursuant to
Section 4(2) thereof.

     Share Exchange and Merger Transactions

     In connection with the Company's IPO, certain entities affiliated with the Company (the "Merged Entities") received Units in exchange for certain assets they contributed to the Operating Partnership. In February of 1998, (i) the Merged Entities distributed 113,500 Units to certain employees of the Merged Entities (the "Merged Entity Employees"), (ii) the Company issued 2,432,541 Common Shares in exchange for all of the capital stock of the Merged Entities to the owners of the Merged Entities (the "Merged Entity Owners"), and (iii) the Merged Entity Employees redeemed their 113,500 Units in exchange for an equal number of Common Shares. These transactions were approved by all of the independent members of the Company's Board of Trustees. The issuance of Common Shares to the Merger Entity Employees and Merged Entity Owners was exempt from Registration under the Securities Act pursuant to Section 4(2) thereof. The Common Shares issued to the Merged Entity Owners and Merged Entity Employees are "restricted," and the Company has registerd these shares pursuant to the registration statement required to be filed by the Company.

          The Merged Entity Employees either are employees of the Company or have been employees of the Company within the past three years. Several of the Merged Entity Owners are affiliates of the Company and include Michael V. Prentiss, the Company's Chief Executive Officer, Thomas F. August, the Company's President and Chief Operating Officer, and Dennis J. DuBois, an Executive Vice President of the Company. In addition, Messrs. Prentiss and August are members of the Company's Board of Trustees.

SHAREHOLDER RIGHTS PLAN

     At a meeting held on February 6, 1998, the Company's Board of Trustees adopted a Shareholder Rights Plan (the "Rights Plan") similar to those adopted by other public corporations. On February 17, 1998, pursuant to the Rights Plan, the Company distributed as a dividend one Preferred Share Purchase Right (a "Right") for each outstanding Common Share. Each Right entitles the holder to buy one one-thousandth of a share (a "Unit") of the Company's Junior Participating Cumulative Preferred Shares of Beneficial Interest, Series B, par value $.01 per share (the "Series B Preferred Shares") at an exercise price of $85, subject to adjustment. Each Unit of a Series B Preferred Share is structured to be the equivalent of one Common Share.

     The Rights will become exercisable only if a person or group acquires, obtains the right to acquire or announces a tender offer to acquire 10% (or, in the case of SCPG and its affiliates, 11%) or more of the outstanding Common Shares. When exercisable, the Rights entitle the holder, upon payment of the exercise price, to acquire Series B Preferred Shares or, at the option of the Company, Common Shares (or in certain circumstances, cash, property or other securities), having a value equal to twice the Right's exercise price. If the Company is acquired in a merger or other business combination or if 50% or more of the Company's assets or earning power is transferred, each Right will entitle the holder, other than the acquiring person, to purchase securities of the surviving company having a market value equal to twice the exercise price of the Right.

     Until such time as a person or group acquires or announces a tender offer to acquire 10% (or, in the case of SCPG and its affiliates, 11%) or more of the Common Shares, (i) the Rights will be evidenced by the Common Share certificates and will be transferred with and only with such Common Share certificates, and
(ii) the surrender for transfer of any certificate for Common Shares will also constitute the transfer of the Rights associated with the Common Shares represented by such certificate. The Rights will expire on February 17, 2008, and may be redeemed by the Company at a price of $.001 per right at any time prior to the tenth day after an announcement that a 10% position has been acquired.

     The Rights may have certain anti-takeover effects. The Rights will cause substantial dilution to a person or group that acquires more than 10% (or, in the case of SCPG and its affiliates, 11%) of the outstanding Common Shares of the Company if certain events thereafter occur without the Rights having been redeemed. However, because the Rights are redeemable by the Board of Trustees in certain circumstances, the Rights should not interfere with any merger or other business combination approved by the Board.

ITEM 6.  SELECTED FINANCIAL AND OPERATING DATA

     The following sets forth selected financial and operating data for the Company and selected combined historical financial data for the Predecessor Company. The following data should be read in conjunction with the historical consolidated and combined financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.

     The selected combined historical financial statements of the Predecessor Company include (i) the results of operations from 47 properties for the periods presented, (ii) the results of operations of the 3141 Fairview Park Drive Property for the portion of the periods after a Prentiss Group member acquired the Property, (iii) the results of operations of the Plaza on Bachman Creek for the portion of the periods after a Prentiss Group member acquired the Property,
(iv) a 25% equity interest in the Broadmoor Austin properties, (v) a 15% equity interest in the Park West C2 Property for the portion of the periods in which the Prentiss Group owned a non-controlling interest, and (vi) results of operations of the Prentiss Properties service business conducted primarily by Prentiss Properties Limited, Inc. ("PPL") in the periods presented.

     The selected historical consolidated financial data for the Company for the year ended December 31, 1997 and the period October 22, 1996 through December 31, 1996 and the selected historical combined financial data for the period January 1, 1996 through October 21, 1996 and the years ended December 31, 1995, 1994, and 1993 has been derived from the historical consolidated and combined financial statements of the Company and the Predecessor Company and combined financial statements of the Company and the Predecessor Company and the notes thereto audited by Coopers and Lybrand, L.L.P., independent accountants.

                                                   COMPANY                         PREDECESSOR COMPANY HISTORICAL
                                        -------------------------------  ---------------------------------------------------
                                                  HISTORICAL                                   YEAR ENDED DECEMBER 31,
                                         YEAR ENDED      OCT. 22, 1996      JAN. 1, 1996
                                        DEC 31, 1997   - DEC. 31, 1996   - OCT. 21, 1996      1995        1994       1993
                                        ------------   ----------------  ----------------  ----------  ----------  ---------
STATEMENTS OF OPERATIONS DATA:
Rental income  ........................   $  127,089         $  13,485          $ 27,086    $ 29,423    $ 25,256   $ 14,412
Fee and other income/(1)/..............        4,639               302            17,510      25,741      26,702     23,609
                                          ----------         ---------          --------    --------    --------   --------
    Total revenues.....................      131,728            13,787            44,596      55,164      51,958     38,021
Operating expenses/(1)/................       37,221             4,670            24,845      31,127      33,178     28,667
Real estate taxes......................       13,742             1,162             3,085       3,030       2,691      1,631
Interest expense.......................       21,955               846             5,951       3,882       3,191      1,444
Real estate depreciation and
  amortization.........................       21,600             2,696             5,993       7,060       5,451      3,312
Other depreciation and amortization....                                                          106         106        106

Equity in income of joint venture and
 unconsolidated subsidiaries/(1)/......        5,208             1,427                18          11          13         (4)
                                          ----------         ---------          --------    --------    --------   --------
Income before gains on sale, minority
 interest, and extraordinary item......       42,418             5,840             4,740       9,970       7,354      2,857
Gains on sale..........................          641                                 378                   1,718
Minority interest/(2)/.................       (5,235)             (844)
                                          ----------         ---------          --------    --------    --------   --------
    Income before extraordinary
     item..............................       37,824             4,996             5,118       9,970       9,072      2,857
Extraordinary item - (loss on early
  extinguishment of debt)..............         (878)
                                          ----------         ---------          --------    --------    --------   --------

Net income.............................       36,946             4,996             5,118       9,970       9,072      2,857
Preferred dividends....................          (25)
                                          ----------         ---------          --------    --------    --------   --------
Net income applicable to common
 shareholders..........................       36,921             4,996             5,118       9,970       9,072      2,857
                                          ==========         =========          ========    ========    ========   ========

Net income per Common Share -  basic...        $1.48              $.25
                                          ==========         =========
Net income per Common Share
 before extraordinary item - basic.....        $1.52              $.25
                                          ==========         =========
Weighted average number of Common
 Shares outstanding....................       24,930            20,002
                                          ==========         =========
Net income per Common Share
 diluted...............................        $1.46              $.25
                                          ==========         =========
Net income per Common Share before
  extraordinary item - diluted.........        $1.49              $.25
                                          ==========         =========
Weighted average number of Common
 Shares and Common Share
  equivalents outstanding..............       25,307            20,332
                                          ==========         =========
BALANCE SHEET DATA (END OF
 PERIOD):
  Real estate, before accumulated
   depreciation/(3)/...................   $1,170,992         $ 501,035                      $153,148    $151,673   $ 89,116
 Real estate, after accumulated
   depreciation/(3)/...................    1,134,849           482,528                       141,368     144,366     85,549
  Cash.................................        7,075             7,226                         1,033       9,133      1,605
  Total assets.........................    1,239,846           531,026                       154,635     164,307    117,819
  Debt on real estate/(3)/.............      420,030           128,800                        46,442      46,732     20,473
  Total liabilities....................      470,607           151,977                        50,769      51,713     23,773
  Shareholders' equity.................      696,632           325,221                       103,866     112,594     94,046
OTHER DATA (END OF PERIOD):
EBITDA/(4)/............................   $   95,551         $  11,445          $ 20,458    $ 25,705    $ 20,789   $ 12,420
Funds from Operations/(5)/.............   $   66,047         $   8,935          $ 11,608    $ 18,114    $ 13,889   $  7,253
Cash flow from operations..............       61,458             9,142            10,268    $ 16,238    $ 13,059   $  6,115
Cash flow from investing...............     (660,263)         (353,809)          (32,985)   $ (4,301)   $(40,909)  $(71,977)
Cash flow from financing...............      598,654           351,892            23,283    $(20,037)   $ 35,378   $ 59,463
PROPERTY DATA (END OF PERIOD):/(6)/
Number of Properties...................          161                95                57          55          54         47
Total GLA in sq. ft. ..................       18,082             9,944             6,641       6,323       5,976      4,793
Occupancy % ...........................           96%               97%               95%         97%         96%        95%

/(1)/ The Manager's operations are combined with the property operations in the historical statements of the Predecessor Company and are accounted for under the equity method in the Company's historical statements; therefore, the historical statements of the Predecessor Company include the Manager's revenues and expenses on a gross basis in the respective income and expense line items and the Company's historical statements present the Manager's net operations in the line item titled "Equity in income of joint venture and unconsolidated subsidiaries."

      Equity in income of joint venture and unconsolidated subsidiaries includes the Company's approximate 50% interest in the partnership owning the Broadmoor Austin Properties (the "Broadmoor Austin Partnership") on a historical basis, and the Predecessor Company's 25% in the Broadmoor Austin Properties, which is accounted for on the equity method for all periods presented. For more information on the operations and accounts of the Broadmoor Austin Partnership, refer to footnote (6) in the footnotes to the consolidated and combined financial statements of the Company and Predecessor Company, respectively.

/(2)/ Represents the approximate 10.3% interest in the Operating Partnership which is owned by the Minority Investors.

/(3)/ In accordance with generally accepted accounting principles (GAAP), the balance sheet as of December 31, 1997 reflects the Company's investment in the Broadmoor Austin Properties using the equity method of accounting. As a result, the Company's approximate 50% share of the Broadmoor Austin Partnership's real estate and related debt are not included in the line items titled "Real estate, before accumulated depreciation," "Real estate, after accumulated depreciation" and "Debt on real estate." The following schedule represents the Balance Sheet Data as of December 31, 1997 on a historical basis. This presentation is provided for informational purposes only:

                                                                                              ADJUSTMENTS
                                                                        12/31/97             FOR COMBINING          12/31/97
                                                                      BALANCE SHEET           BROADMOOR'S       BALANCE SHEET DATA
                                                                    DATA AS PRESENTED        50% OWNERSHIP      BROADMOOR COMBINED
                                                                    -----------------       --------------      ------------------
            Real estate, before accumulated depreciation.........        $1,170,992             $69,921              $1,240,913
            Real estate, after accumulated depreciation..........        $1,134,849             $55,762              $1,190,611
            Debt on real estate..................................        $  420,030             $70,000              $  490,030

/(4)/ EBITDA means operating income before mortgage and other interest, income taxes, depreciation and amortization. The Company believes EBITDA is useful to investors as an indicator of the Company's ability to service debt and pay cash distributions. EBITDA, as calculated by the Company, is not comparable to EBITDA reported by other REITs that do not define EBITDA exactly as the Company defines that term. EBITDA does not represent cash generated from operating activities in accordance with GAAP, and should not be considered as an alternative to operating income or net income as an indicator of performance or as an alternative to cash flows from operating activities as an indicator of liquidity. The Company's EBITDA for the respective periods is calculated as follows:

                                                               COMPANY
                                                              HISTORICAL                      PREDECESSOR COMPANY HISTORICAL
                                                    ------------------------------     --------------------------------------------
                                                                                                         YEAR ENDED DECEMBER 31,
                                                                                                         -----------------------
                                                      YEAR ENDED    OCT. 22, 1996        JAN. 1, 1996
                                                     DEC 31, 1997   DEC. 31, 1996       OCT. 21, 1996    1995      1994      1993
                                                     ------------   --------------      -------------- --------  --------  --------
EBITDA
Net Income.........................................      $36,946         $ 4,996             $ 5,118    $ 9,970   $ 9,072  $ 2,857
Add:
 Interest expense..................................       21,995             846               5,951      3,882     3,191    1,444
 Real estate depreciation and amortization.........       21,600           2,696               5,993      7,060     5,451    3,312
 Other depreciation and amortization...............                                                         106       106      106
 EBITDA of unconsolidated subsidiaries.............        5,434           1,700
 EBITDA of unconsolidated joint ventures...........        9,419           1,810               3,792      4,698     4,700    4,697
Extraordinary loss on early extinguishment of debt.          878
Minority interest/(1)/.............................        5,128             824
Less:
 Gains on sale.....................................         (641)                               (378)              (1,718)
 Equity in income of joint ventures and
  unconsolidated subsidiaries......................       (5,208)         (1,427)                (18)       (11)      (13)       4
                                                         -------         -------             -------    -------   -------  -------
EBITDA.............................................      $95,551         $11,445             $20,458    $25,705   $20,789  $12,420
                                                         =======         =======             =======    =======   =======  =======

     /(1)/ Represents the minority interest applicable to the holders of limited partnership Units only.

/(5)/ The Company generally considers Funds from Operations an appropriate measure of liquidity of an equity REIT because industry analysts have accepted it as a performance measure of equity REITs. "Funds from Operations" as defined by the National Association of Real Estate Investment Trusts ("NAREIT") means net income (computed in accordance with GAAP) excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. The Company's Funds from Operations are not comparable to Funds from Operations reported by other REITs that do not define that term using the current NAREIT definition. The Company believes that in order to facilitate a clear understanding of the combined historical operating results of the Prentiss Group and the Company, Funds from Operations should be examined in conjunction with net income as presented in the audited consolidated and combined financial statements and notes thereto of the Company and Predecessor Company included elsewhere in this Form 10-
      K. Funds from Operations does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income as an indication of the Company's performance or to cash flows as a measure of liquidity or ability to make distributions. The Company's and Predecessor Company's Funds from Operations for the respective periods is calculated as follows:


                                                           COMPANY
                                                          HISTORICAL                 PREDECESSOR COMPANY HISTORICAL
                                                 ----------------------------  -------------------------------------------
                                                                                                 YEAR ENDED DECEMBER 31,
                                                  YEAR ENDED    OCT. 22, 1996   JAN. 1, 1996
                                                 DEC 31, 1997   DEC. 31, 1996  OCT. 21, 1996     1995      1994     1993
                                                 -------------  -------------  --------------  --------  --------  -------
                                                                (IN THOUSANDS, EXCEPT PER SHARE AND PROPERTY DATA)
FUNDS FROM OPERATIONS
Net Income.....................................       $36,946          $4,996        $ 5,118    $ 9,970  $ 9,072    $2,857
Add:
 Real estate depreciation and amortization.....        21,600           2,696          5,993      7,060    5,451     3,312
 Real estate depreciation and amortization of
  unconsolidated joint ventures................         2,136             419            875      1,084    1,084     1,084
 Minority interest/(1)/........................         5,128             824
Extraordinary loss on early extinguishment
 of debt.......................................           878
Less:
 Gains on sale.................................          (641)                          (378)             (1,718)
                                                      -------          ------        -------    -------  -------    ------
Funds from Operations..........................       $66,047          $8,935        $11,608    $18,114  $13,889    $7,253
                                                      =======          ======        =======    =======  =======    ======

     /(1)/ Represents the minority interest applicable to the holders of limited partnership Units only.

/(6)/ The Property Data includes information on the Broadmoor Austin, Park West
      C2, 3141 Fairview Park Drive and Plaza on Bachman Creek Properties only for the end of the periods subsequent to the Prentiss Group's acquisition of an ownership interest in the respective properties.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the "Selected Financial and Operating Data" and the historical consolidated and combined financial statements and related notes thereto for Prentiss Properties Trust, including the Operating Partnership and its subsidiaries (collectively, the "Company") and the Predecessor Company, respectively. The following discussion is based primarily on the consolidated financial statements of the Company for the period subsequent to formation of the Company and on the combined financial statements of the Predecessor Company for the period prior to the formation. The combined financial statements of the Predecessor Company include (i) the results of operations from 47 properties for the period presented, (ii) the results of operations of the 3141 Fairview Park Drive property for the portion of the period after a Prentiss Group (as defined below) member acquired the property,
(iii) the results of operations of the Plaza on Bachman Creek for the portion of the period after a Prentiss Group member acquired the property, (iv) a 25% equity interest in the Broadmoor Austin properties, (v) a 15% equity interest in the Park West C2 property for the portion of the period in which the Prentiss Group owned a non-controlling interest, and (vi) results of operations of the Prentiss Properties service business conducted primarily by Prentiss Properties Limited, Inc. ("PPL") in the periods presented. The properties owned by the Operating Partnership (through its subsidiaries) prior to the formation of the Company consist of Cumberland Office Park, 5307 East Mockingbird, Walnut Glen Tower, 8521 Leesburg Pike, all of the industrial properties in Baltimore, Maryland, except 9050 Junction Drive and San Tomas Road, all of the industrial properties in Milwaukee, Wisconsin, except 5211 S. 3/rd/ and the Duni Building, all of the industrial properties in Dallas, Texas, except the Six Flags Distribution Center, and all of the industrial properties in Kansas City, Missouri.

     Historical results set forth in the "Selected Financial and Operating Data," the combined financial statements of the Predecessor Company, and the consolidated financial statements of the Company should not be taken as an indication of future operations of the Company.

     Statements contained herein may be deemed to be "forward-looking" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21F of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including, without limitation, statements containing the words "believes," "anticipates," "expects" and words of similar import. Such forward-looking statements relate to future events, the future financial performance of the Company, and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company or industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

OVERVIEW

     Prentiss Properties Trust was formed under the laws of the state of Maryland on July 12, 1996, to be a self-administered and self-managed real estate investment trust ("REIT"). Prentiss Properties Trust owns a limited partnership interest and, through a wholly-owned subsidiary, Prentiss Properties I, Inc. (the "General Partner"), a sole general partnership interest in Prentiss Properties Acquisition Partners, L.P. (the "Operating Partnership").

     The Company succeeded to substantially all of the interests of PPL and its affiliates in (i) a portfolio of office and industrial properties, and (ii) the national acquisition, property management, leasing, development and construction businesses of PPL and its affiliates (the "Prentiss Group"). The acquisition, property management, leasing, development and construction businesses are carried out by the Operating Partnership and the Company's majority-owned affiliate, Prentiss Properties Limited, Inc. (the "Manager").

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

     The Prentiss Group members, who, prior to the IPO, collectively served as the general partner of the Operating Partnership, contributed to the Operating Partnership all of their interests in the Properties (as defined below) and certain management contracts of PPL (the "Contracts") in exchange for 3,295,995 Units.

     On May 5, 1997, the Company completed an offering (the "Follow-on Offering") of 6,000,000 Common Shares of beneficial interest, $0.01 par value per share. The Common Shares were issued at a price per share of $24.00. The Company contributed the net proceeds of $136.8 million from the Follow-on Offering to the Operating Partnership in exchange for additional Units.

     On October 22, 1997, the Company issued 524,180 Units in conjunction with the acquisition of 15 Class "A" office Properties (the "Terramics Properties"). The Units were valued at $14.2 million. The purchase price of the Terramics Properties totaled approximately $134 million, including approximately $14 million of debt assumed, $106 million in cash and the aforementioned issuance of Units valued at $14.2 million.

     On November 24, 1997, the Company completed an offering (the "Second Follow-on Offering") of 6,900,000 Common Shares of beneficial interest, $0.01 par value per share. The 6,900,000 Common Shares were issued at a net price per share of $25.00 for total net proceeds of $172.5 million. The Company contributed the net proceeds of the Second Follow-on Offering to the Operating Partnership in exchange for additional Units.

     On December 2, 1997, the Company executed an agreement (the "SCPG Agreement") to issue and sell 3,773,585 shares of Series A Cumulative Convertible Redeemable Preferred Shares of beneficial interest, $.01 par value (the "Series A Convertible Preferred Shares") to Security Capital Preferred Growth, Incorporated ("SCPG") for a total price of approximately $100 million, or $26.50 per share. Beginning January 1, 1999, and upon the occurrence of certain events prior to that date, the Series A Convertible Preferred Shares are convertible into the Company's Common Shares. On December 30, 1997, the Company sold 2,830,189 Series A Convertible Preferred Shares to SCPG pursuant to the SCPG Agreement, and expects to issue and sell the remaining 943,396 Series A Convertible Preferred Shares under the SCPG Agreement on or before March 31, 1998. In connection with the SCPG Agreement, the Company exempted SCPG from the Ownership Limitation (as defined herein) on the condition that SCPG not own more than 11% of the number of outstanding Common Shares. The Company also agreed to register the Series A Convertible Preferred Shares, including any Common Shares received upon conversion of the Series A Convertible Preferred Shares, in December 1998.

     Upon completion of the IPO and certain related transactions (collectively, the "Formation Transactions"), the Company owned 87 Properties (the "Initial Properties"), which consisted of 28 office (the "Initial Office

Properties") and 59 industrial (the "Initial Industrial Properties") containing an aggregate of 8.9 million net rentable square feet. Between the closing of the IPO and December 31, 1997, the Company acquired 74 additional Properties (the "Acquired Properties"). As of December 31, 1997 the Company owned 161 operating Properties consisting of 84 office and 77 industrial Properties (collectively, the "Properties") containing 16.8 million net rentable square feet (excluding the development of 1.3 million square feet) and located in 18 major markets throughout the United States.

     The Acquired Properties consist of 56 Class "A" suburban office Properties (the "Acquired Office Properties") totaling approximately 5.3 million square feet and 18 suburban industrial Properties (the "Acquired Industrial Properties") totaling approximately 2.6 million square feet. The Acquired Office Properties are located in the markets of Phoenix, Los Angeles, Oakland, Sacramento, San Diego, Denver, metropolitan Washington, D.C., Atlanta, Chicago, suburban Baltimore, suburban Detroit, suburban Philadelphia, Northern Virginia; and Dallas. The Acquired Industrial Properties are located in the markets of Chicago, Milwaukee, Los Angeles, San Diego, suburban Baltimore, and Dallas. The purchase price of the Acquired Properties totaled approximately $767 million, which was funded principally with borrowings under the Line of Credit (as defined below), proceeds from the Company's securities offerings and other indebtedness incurred or assumed directly by the Company and its subsidiaries.

RESULTS OF OPERATIONS

     The results of operations for the years ended December 31, 1997, 1996 and 1995 include the operations of the Company and Predecessor Company, respectively. Consequently, the comparisons of the years provide only limited information regarding the operations of the Company as currently constituted.

Comparison of Year Ended December 31, 1997 to Year Ended December 31, 1996

     Rental revenues increased by $86.5 million, or 213.3%, to $127.1 million from $40.6 million primarily as a result of the Properties acquired concurrent with and subsequent to the Company's IPO. As described above, the Predecessor Company includes only results of operations of 47 Properties for the full fiscal year. The rental income for the combined 47 Properties increased by $2.4 million, or 8.1%, from the year ended December 31, 1996 to the year ended December 31, 1997. Rental income at the 3141 Fairview Park Property, acquired in February 1996, and the 113 Properties acquired concurrent with and subsequent to the IPO account for a $84.1 million increase in rental income.

     Property operating and maintenance expenses increased by $19.4 million, or 174.0%, primarily as a result of the Properties acquired concurrent with or subsequent to the Company's IPO. The property operating and maintenance expenses for the 47 Predecessor Company Properties increased by approximately $.5 million, or 5.5%, from the fiscal year ended December 31, 1996 to the fiscal year ended December 31, 1997. Property operating and maintenance expenses at the 3141 Fairview Park Property and the 113 Properties acquired concurrent with or subsequent to the IPO increased by approximately $18.9 million from the fiscal year ended December 31, 1996 to the fiscal year ended December 31, 1997.

     Real estate taxes increased by $9.5 million, or 223.6%, primarily as a result of the Properties acquired concurrent with or subsequent to the Company's IPO. The real estate tax expense for the 47 Predecessor Companies Properties decreased by approximately $.1 million, or 2.6%, from the year ended December 31, 1996 to the year ended December 31, 1997. The 3141 Fairview Park Property combined with the 113 Properties acquired concurrent with or subsequent to the IPO account for a $9.6 million increase in real estate tax expense.

     Interest expense increased by $15.8 million, or 298.1%, primarily as a result of the increase in debt on real estate from $128.8 million at December 31, 1996 to $420.0 million at December 31, 1997. The increase in debt service is attributable to borrowings incurred and assumed in connection with the 113 Properties acquired concurrent with or subsequent to the IPO.

     The decrease in management fees and development, leasing, sale and other fees as well as general and administrative expenses and personnel costs for the year ended December 31, 1997 from the year ended December 31, 1996 is primarily attributable to the Company's use of the equity method of accounting for the majority of the Company's third-party management service business, and thus, the inclusion of the third-party management service operations in the equity in income of joint venture and unconsolidated subsidiaries line item for the year ended December 31, 1997. The Predecessor Company's third-party management services are combined into the operations of the Predecessor Company and therefore included on a gross basis in the line items (i) management fees; (ii) development, leasing, sale and other fees; (iii) general and administrative; and (iv) personnel costs.

Comparison of Year Ended December 31, 1996 to Year Ended December 31, 1995

     Rental revenues increased by $11.1 million, or 37.9%, due primarily to the Properties acquired after December 31, 1995. Revenues for the Properties acquired prior to December 31, 1995 increased by $.6 million, or 2.0%.

     With respect to Properties acquired prior to December 31, 1995, property operating and maintenance expenses increased by $.6 million for the year ended December 31, 1996 from the year ended December 31, 1995, $.3 million of which related to bad debt expense recognized on a bankrupt tenant. The additional costs related primarily to the Properties with increased rental income during 1996.

     With respect to Properties acquired prior to December 31, 1995, real estate taxes increased by $.3 million, resulting primarily from increased property tax appraisals received on the Cumberland Office Park and Walnut Glen Tower Properties.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents were $7.1 million and $7.2 million at December 31, 1997 and December 31, 1996, respectively. The decrease in cash and cash equivalents is primarily a result of cash flows used in investing activities exceeding cash flows provided by operating and financing activities. Net cash provided by operating activities was $61.5 million for the year ended December 31, 1997 compared to the $19.4 million for the year ended December 31, 1996. The increase is primarily due to the cash flows from operations of the 3141 Fairview Park Property and the 113 Properties acquired concurrent with or subsequent to the IPO.

     Net cash used in investing activities increased from $386.8 million for the year ended December 31, 1996 to $660.3 million for the year ended December 31, 1997. This increase is due primarily to cash paid for the Properties acquired concurrent with or subsequent to the IPO.

     Net cash provided by financing activities of $598.7 million for the year ended December 31, 1997 increased from $375.2 million for the year ended December 31, 1996. This increase is primarily attributable to proceeds from securities offerings, mortgage loans and other indebtedness incurred to fund the acquisition of the 66 Properties acquired in 1997.

     Upon the closing of the IPO, the Company closed a three-year, $100 million revolving credit facility (the "Line of Credit") with Bank One, Texas, N.A. and NationsBank of Texas, N.A. Initially, borrowings under the Line of Credit bore interest at 30-day, 60-day or 90-day LIBOR at the option of the Company, plus 200 basis points per annum and were collateralized by first mortgage liens on certain of the Properties. On January 24, 1997, the Company increased the amount available under its Line of Credit from $100 million to $150 million and reduced the interest rate on borrowings under the Line of Credit from LIBOR plus 200 basis points to LIBOR plus 175 basis points. On December 31, 1997, the Company replaced the Line of Credit with a new $300 million unsecured line of credit with a group of 12 banks (the "New Credit Facility"). The New Credit Facility reduced the interest rate on borrowings from LIBOR plus 175 basis points to LIBOR plus 137.5 basis points. The New Credit Facility is unsecured and has a term of three years. Additionally, the Company is required to pay an unused commitment fee of 20 basis points per annum if the unused portion of the New Credit Facility is greater than the related balance outstanding. The fee is reduced to 15 basis points per annum if the unused portion is less than the balance outstanding. The fee is computed on a quarterly basis. No commitment fee was paid for the year ended December 31, 1997. At December 31, 1997, the Company had no borrowings outstanding under the New Credit Facility.

     In February 1997, the Company closed a 10-year fixed rate mortgage loan with an initial outstanding balance of $180.1 million (the "Mortgage Loan"). The Mortgage Loan is collateralized by liens on 53 Properties. The Mortgage Loan was obtained from an affiliate of Lehman Brothers Inc. ("Lehman"). Under the terms of the Mortgage Loan, the Company pays interest only at a rate of approximately 7.58% until the Mortgage Loan's maturity in February 2007. A portion of the proceeds from the Mortgage Loan was used to fund the acquisition of the Properties acquired subsequent to the funding of the Mortgage Loan.

     In July 1997, the Company closed on a short-term variable rate loan (the "Acquisition Loan"). The Proceeds were used to fund the purchase of the Mortgage Note Receivable (as described herein at Note 5 of the Financial Statements) and repay a portion of the outstanding balance on the Line of Credit. The Acquisition Loan is collateralized by 16 Properties, mature in August 1998, and initially bore interest at a rate of LIBOR plus 165 basis points. On October 10, 1997, the interest rate on the Acquisition Loan was reduced to LIBOR plus 125 basis points. As of December 31, 1997, the Company had drawn the entire $120 million available under the Acquisition Loan. The Company anticipates converting the Acquisition Loan to a multi-year facility and has entered into a seven-year interest rate swap locking in cost of funds of 6.25% (before the spread over LIBOR) on $110 million (the "Interest Rate Swap"). The Interest Rate Swap consists of two separate agreements intended to manage the relative mix of the Company's debt between fixed and variable rate instruments. The Interest Rate Swap agreement modifies a portion of the interest characteristics of the Company's Acquisition Loan debt without an exchange of the underlying principal amount and effectively converts variable rate debt to fixed rate debt. The fixed rates to be paid, the effective fixed rate, and the variable rate to be received by the Company are summarized in the following table:

                                                          SWAP RATE
                    SWAP RATE PAID   EFFECTIVE FIXED  RECEIVED (VARIABLE)
 NOTIONAL AMOUNT       (FIXED)            RATE           AT 12/31/97          SWAP MATURITY
 ---------------       -------            ----           -----------          -------------
$50 million            6.253%            7.503%             5.718%         September 30, 2004
$60 million            6.248%            7.498%             5.718%         September 30, 2004

     The differences to be paid or received by the Company under the terms of the Interest Rate Swap agreement are accrued as interest rates change and recognized as an adjustment to interest expense by the Company pursuant to the terms of the two agreements and will have a corresponding effect on its future cash flows. Agreements such as these contain a credit risk that the counterparties may be unable to meet the terms of the agreement. The Company minimizes that risk by evaluating the creditworthiness of its counterparties, which is limited to major banks and financial institutions, and does not anticipate non-performance by the counterparties.

     On December 5, 1997, the Company closed a $60 million, six-year, non-recourse term loan, collateralized by 11 Properties, at a rate of 6.80%, (the "CIGNA Loan").

     The Company is obligated under seven mortgage notes each collateralized by an individual Property (the "Property Mortgage Loans"). These loans bear interest at rates ranging from 7.27% to 8.63% and mature at varying dates from April 1998 to April 2014. The Company is also obligated under a mortgage note collateralized by the Broadmoor Austin Properties in which the Company, through the Operating Partnership, owns an approximate 50% general partner interest in the entity owning these Properties. The Company's approximate 50% interest is accounted for under the equity method of accounting.

     In addition, the Company is obligated under three loans (the "Construction Loans") to fund the construction and development of four properties. The Construction Loans provide for total funding of $44.5 million, of which $10.1 million had been drawn at December 31, 1997. The Construction Loans bear interest at varying rates from 7.28% to 7.38% and mature at dates from August 2000 to December 2000.

The following table sets forth the Company's mortgage debt as of December 31, 1997:

                                 MORTGAGE DEBT

                                                                                                                         ANNUAL
                                                    PRINCIPAL        INTEREST                                           INTEREST
                   PROPERTY(IES)                      AMOUNT           RATE      AMORTIZATION       MATURITY             PAYMENT
                   -------------                      ------         --------    ------------       --------             -------
Mortgage Loan.................................    $180,100,000(1)      7.58%         None      February 27, 2007       $13,651,580
Acquisition Loan..............................     120,000,000(2)      7.46%(3)      None      August 1, 1998            8,952,000
PacifiCare Building (FHP).....................       6,000,000         7.30%         None      November 1, 2000            438,000
Walnut Glen Tower.............................      10,000,000         7.50%         None      January 31, 2001            750,000
Crescent Centre...............................      12,000,000         7.95%         None      March 1, 2004               954,000
Bachman Creek  West...........................       3,060,050         8.63%        25 yr      November 30,2002            264,082
Broadmoor Austin Properties(4)................      70,000,000         9.75%         None      April 1, 2001             6,825,000
Southpoint (V)................................       5,500,000         8.22%(5)      None      April 10, 1998              452,100
Southpoint (III)..............................       8,200,960         7.75%        20 yr      April 14, 2014              635,574
CIGNA Loan (6)................................      60,000,000         6.80%         None      December 10, 2003         4,080,000
Highland Court................................       5,118,411         7.27%        25 yr      April 1, 2006               372,108

CEP Building K................................       3,040,643         7.47%(7)      None      August 1, 2000              227,136
Exec. Center Del Mar..........................       3,614,916         7.37%(8)      None      December 14, 2000           266,419
Westpoint.....................................       3,395,397         7.37%(8)      None      November 15,  2000          250,241
                                                  ------------         -----                                           -----------

Total/Weighted Average........................    $490,030,377         7.78%                                           $38,118,240
                                                  ============         =====                                           ===========

(1) The Mortgage Loan is collateralized by the following 53 Properties: Park West E1, Park West E2, One Northwestern Plaza, 3141 Fairview Park Drive, O'Hare Plaza II, 1717 Deerfield, 2411 Dulles Corner Road, 4401 Fair Lakes Court, Kansas City Industrial Properties (seven Properties), certain of the Los Angeles Industrial Properties (18 Properties), certain of the Milwaukee Industrial Properties (17 Properties), and the certain of the Chicago Industrial Properties (three Properties).
(2) The Acquisition Loan is collateralized by the following 16 Properties:
    Natomas Corporate Center (six Properties), The Academy (three Properties), Seven Mile Crossing (two Properties), and Corporetum Office Campus (five Properties).
(3) Represents the weighted average interest rate for the Interest Rate Swap of $50 million at an effective rate of 7.503% and $60 million at an effective rate of 7.498%. Additionally, rate shown reflects a variable rate on $10 million equal to LIBOR + 1.25%; on December 31, 1997, LIBOR was equal to 5.72%.
(4) The Company, through the Operating Partnership, owns an approximate 50% general partnership interest in the entity that owns the Broadmoor Austin Properties, which interest is accounted for under the equity method of accounting. The amount shown reflects the Company's proportionate share of the mortgage indebtedness collateralized by the Properties.
(5) Represents a variable rate equal to LIBOR + 2.50%; on December 31, 1997, LIBOR was equal to 5.72%.
(6) The CIGNA Loan is collateralized by the following 11 Properties: Lake Center (two Properties), Southpoint (I and II), Valleybrooke (five Properties) and Woodland Falls (I and IV).
(7) Represents a variable rate equal to LIBOR + 1.75%; on December 31, 1997, LIBOR was equal to 5.72%.
(8) Represents a variable rate equal to LIBOR + 1.65%; on December 31, 1997, LIBOR was equal to 5.72%.

     The Company's policy is to limit combined indebtedness plus its pro rata share of joint venture debt and construction loans so that at the time such debt is incurred, it does not exceed 50% of the Company's total market capitalization (the "Debt Limitation"). As of December 31, 1997, the Company had outstanding total indebtedness, including its pro rata share of joint venture debt and the Construction Loans of approximately $490 million, or approximately 30.57% of total market capitalization based on a common share price of $27.94 per Common Share. As of December 31, 1997, the Company had the approximate capacity to borrow up to an additional $1.1 billion under the Debt Limitation. The amount of indebtedness that the Company may incur, and the policies with respect thereto, are not limited by the Company's Declaration of Trust and Bylaws, and are solely within the discretion of the Company's Board of Trustees.

     The Company's Properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. For the year December 31, 1997, the Company's recurring non-incremental revenue generating capital expenditures totaled $6.9 million. The Company's recurring non-incremental revenue- generating capital expenditures exclude approximately $2.0 million related to the Walnut Glen Tower Property for the year ended December 31, 1997, which were reserved during the formation of the Company.

     The Company has considered its short-term liquidity needs and the adequacy of adjusted estimated cash flows and other expected liquidity sources to meet these needs. The Company believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements and the minimum distribution required to maintain the Company's REIT qualification under the Code. The Company anticipates that these needs will be fully funded from the Company's cash flows provided by operating activities and, when necessary to fund shortfalls resulting from the timing of collections of accounts receivable in the ordinary course of business, from the New Credit Facility, leasing development and construction business and from the Manager. The Manager's sole sources of income are fees generated by its office and industrial real estate management, leasing, development and construction business.

     The Company expects to meet its long-term liquidity requirements for the funding of activities such as development, property acquisitions, scheduled debt maturities, major renovations, expansions and other non-recurring capital improvements through long-term secured and unsecured indebtedness and through the issuance of additional debt and equity securities. The Company also intends to use proceeds from the New Credit Facility to fund property acquisitions, development, redevelopment, expansions and capital improvements on an interim basis.

     The Company expects to make distributions to its shareholders primarily based on its distributions from the Operating Partnership. The Operating Partnership's income will be derived primarily from lease revenues from the Properties and, to a limited extent, from fees generated by its office and industrial real estate management service business.

FUNDS FROM OPERATIONS

     The Company generally considers Funds from Operations an appropriate measure of liquidity of an equity REIT because industry analysts have accepted it as a performance measure of equity REITs. "Funds from Operations" as defined by the National Association of Real Estate Investment Trusts ("NAREIT") means net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. The Company believes that in order to facilitate a clear understanding of its operating results, Funds from Operations should be examined in conjunction with net income as presented in the audited consolidated and combined financial statements of the Company and Predecessor Company, respectively. Funds from Operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and should not be considered as an alternative to net income as an indication of the Company's performance or to cash flows as a measure of liquidity or ability to make distributions.

                                                            (in thousands)

                                                               Company                        Predecessor Company Historical
                                                                                      ----------------------------------------------

                                                              Historical                         Year Ended December 31,
                                                   ------------------------------     ----------------------------------------------

                                                     Year Ended    Oct. 22, 1996       Jan. 1, 1996
                                                   Dec. 31, 1997   Dec. 31, 1996      Oct. 21, 1996    1995       1994       1993
                                                   -------------   -------------      -------------    ----       ----       ----
Funds from Operations
Net Income.....................................        $36,946         $4,996           $ 5,118      $ 9,970    $ 9,072     $2,857
Add:
 Real estate depreciation and amortization.....         21,600          2,696             5,993        7,060      5,451      3,312
 Real estate depreciation and amortization of
  unconsolidated joint ventures................          2,136            419               875        1,084      1,084      1,084
 Minority interest(1)..........................          5,128            824
 Loss on early extinguishment of debt..........            878
Less:
 Gains on sale.................................           (641)                            (378)                 (1,718)
                                                       -------         ------           -------      -------    -------     ------
Funds from Operations..........................        $66,047         $8,935           $11,608      $18,114    $13,889     $7,253
                                                       =======         ======           =======      =======    =======     ======

(1) Represents the minority interest applicable to the holders of limited partnership Units only.

     The Company's share of Funds from Operations increased by $42.0 million for the year ended December 31, 1997 from the year ended December 31, 1996, and increased by $2.1 million for the year ended December 31, 1996, from the year ended December 31, 1995 as a result of the factors discussed in the analysis of operating results.

IMPACT OF THE YEAR 2000 ISSUE

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer program that has date-sensitive software may recognize a date using "00" at the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     The Company has recently assessed its internal computer systems and believes that the current systems used will properly utilize dates beyond December 31, 1999. Upon the completion of various management studies, which are expected in late 1998, the Company will determine the extent to which the Company is vulnerable to third parties' possible failure to remediate their own Year 2000 issues and the potential costs associated with resolving this issue.

RECENTLY ISSUED ACCOUNTING STANDARDS

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

POTENTIAL CHANGES IN LAW REGARDING OWNERSHIP OF SUBSIDIARIES

     On February 2, 1998, the Clinton Administration released a summary of its proposed budget plan for fiscal year 1999, which contained provisions that, if enacted, would affect REITs, including the Company (the "REIT Proposals"). One such provision would prohibit REITs from owning, directly or indirectly, more than 10% of the voting power or value of all classes of a C corporation's stock (other that the stock of a qualified REIT subsidiary) after the effective date of such proposal. Because the Company owns more than 10% of the value of the Manager, the REIT Proposals could adversely affect the manner in which the Company structures its ownership of the Manager and the magnitude of the property management activities conducted by the Company in the future. It is currently impossible to determine whether the REIT Proposals will be enacted into legislation and, if enacted, the impact that the final form of such legislation may have on the Company.

INFLATION

  Most of the leases on the Properties require tenants to pay increases in operating expenses, including common area charges and real estate taxes, thereby reducing the impact on the Company of the adverse effects of inflation. Leases also vary in term from one month to 15 years, further reducing the impact on the Company of the adverse effects of inflation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has entered into a seven-year interest rate swap locking in cost of funds of 6.25% (before the spread over LIBOR) on $110 million (the "Interest Rate Swap"). The Interest Rate Swap consists of two separate agreements intended to manage the relative mix of the Company's debt between fixed and variable rate instruments. The Interest Rate Swap agreement modifies a portion of the interest characteristics of the Company's Acquisition Loan debt without an exchange of the underlying principal amount and effectively converts variable rate debt to fixed rate debt. The fixed rates to be paid, the effective fixed rate, and the variable rate to be received by the Company are summarized in the following table:

                                                          SWAP RATE
                    SWAP RATE PAID   EFFECTIVE FIXED  RECEIVED (VARIABLE)
NOTIONAL AMOUNT        (FIXED)            RATE           AT 12/31/97          SWAP MATURITY
---------------        -------            ----           -----------          -------------
$50 million            6.253%           7.503%              5.718%         September 30, 2004
$60 million            6.248%           7.498%              5.718%         September 30, 2004

     The differences to be paid or received by the Company under the terms of the Interest Rate Swap agreements are accrued as interest rates change and recognized as an adjustment to interest expense by the Company pursuant to the terms of the two agreements and will have a corresponding effect on its future cash flows. Agreements such as these contain a credit risk that the counterparties may be unable to meet the terms of the agreement. The Company minimizes that risk by evaluating the creditworthiness of its counterparties, which is limited to major banks and financial institutions, and does not anticipate nonperformance by the counterparties.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Financial Statements and Financial Statement Schedule on page F-1 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

   None.
                                   PART III

ITEM 10.  TRUSTEES AND EXECUTIVE OFFICERS OF THE COMPANY

     The information regarding the Trustees and Executive Officers of the Company is incorporated herein by reference to the captions "Proposal One-- Election of Class II Trustees," "Trustees, Executive Officers and Compensation", "Compliance with Section 16(a) of the Exchange Act of 1934", "Proposal Two-- Amendment to the 1996 Plan" and "Proposal Three--Amendment to the Trustees Plan" in the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders.

ITEM 11.  EXECUTIVE COMPENSATION

     The information regarding Executive Compensation is incorporated herein by reference to the captions "Trustees, Executive Officers and Compensation" in the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information regarding Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference to the captions "Beneficial Ownership of the Company's Common Shares" in the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information regarding Certain Relationships and Related Transactions is incorporated herein by reference to the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial Statements, Financial Statement Schedule and Exhibits

     (1 & 2) See Index to Financial Statements and Financial Statement Schedule on page F-1 of this Form 10-K

     (3)       Exhibits:
               Unless otherwise indicated, the exhibits listed below are filed as part of this report or incorporated by reference* to the Company's Registration Statement on Form S-11, File No. 333-9863 (the "Registration Statement"), Current Event Report of December 31, 1996 on Form 8-K, or the registration of the Stock Purchase Plan on Form S-8.

     EXHIBIT NO.                                       DESCRIPTION
     -----------                                       -----------
        3.1*        -- Form of Amended and Restated Declaration of Trust of the
                       Registrant
        3.2*        -- Bylaws of the Registrant

      3.3           -- Articles Supplementary, dated December 18, 1997,
                       Classifying and Designating a Series of Preferred Shares
                       of Beneficial Interest as Series A Cumulative Convertible
                       Redeemable Preferred Shares of Beneficial Interest and
                       Fixing Distribution and Other Preferences and Rights of
                       Such Shares (filed as Exhibit 3.1 to the Company's
                       Current Report on Form 8-K, filed January 15, 1998, SEC
                       File No. 001-14516)
      3.4           -- Articles Supplementary, dated February 17, 1998,
                       Classifying and Designating a Series of Preferred Shares
                       of Beneficial Interest as Junior Participating Cumulative
                       Convertible Redeemable Preferred Shares of Beneficial
                       Interest, Series B, and Fixing Distribution and Other
                       Preferences and Rights of Such Shares (filed as an
                       Exhibit to the Company's Registration Statement on Form
                       8-A filed on February 17, 1998, SEC File No.000-23813)
      4.1*          -- Form of Common Share Certificate
      4.2           -- Rights Agreement, dated February 6, 1998, between the
                       Company and First Chicago Trust Company of New York, as
                       Rights Agent (filed as an Exhibit to the Company's
                       Registration Statement on Form 8-A filed on February 17,
                       1998, SEC File No.000-23813)
      4.3           -- Form of Rights Certificate (included as Exhibit A to the
                       Rights Agreement (Exhibit 4.2))
      5.1*          -- Opinion of Hunton & Williams
      8.1*          -- Form of Opinion of Hunton & Williams as to Tax Matters
      8.2*          -- Form of Opinion of Coopers & Lybrand L.L.P. as to
                       Franchise Tax Matters
     10.1           -- Second Amended and Restated Agreement of Limited
                       Partnership (included as exhibit 10.2 in the Company's
                       Annual Report on Form 10-K, filed March 25, 1997)
     10.2           -- First Amendment to Second Amended and Restated Agreement
                       of Limited Partnership of Prentiss Properties Acquisition
                       Partners, L.P. (filed as Exhibit 4.1 to the Company's
                       Current Report on Form 8-K, filed January 15, 1998)
     10.3           -- Credit Agreement, dated October 6, 1997, among Prentiss
                       Properties Acquisition Partners, L.P., as Borrower,
                       Nationsbank of Texas, N.A., as Administrative Agent and
                       Lender, Bank One, Texas, N.A., as Documentation Agent and
                       Lender, Crestar Bank, as Lender, Comerica Bank, as
                       Lender, and First National Bank of Chicago, as Lender
                       (filed as Exhibit 99.1 to the Company's Current Report on
                       Form 8-K filed November 3, 1997)
     10.4           -- Credit Agreement, dated December 30, 1997, among Prentiss
                       Properties Acquisition Partners, L.P., as Borrower, each
                       of the lenders that are a signatory therein, Bank One,
                       Texas, N.A., as Administrative Agent, and Nationsbank of
                       Texas, N.A., as Syndication Agent (filed as Exhibit 10.4
                       to the Company's Current Report on Form 8-K filed
                       February 10, 1998)
     10.5*          -- Form of Employment Agreement for Michael V. Prentiss
     10.6*          -- Form of Employment Agreement for Thomas F. August
     10.7*          -- Form of Agreement Not to Compete for Richard B. Bradshaw
     10.8*          -- Form of Agreement Not to Compete for Dennis J. DuBois
     10.9*          -- Contribution Agreement by and between the Operating Partnership and PPL
     10.10*         -- Agreement of Purchase and Sale of Partnership Interest by
                       and Among Prentiss Properties Austin, L.P. and PPL
     10.11*         -- Agreement of Purchase and Sale of Partnership Interests
                       by and Among Prentiss Properties Burnett, Inc., Prentiss
                       Properties Burnett II, Inc. and PPL
     10.12*         -- Agreement of Purchase and Sale of Partnership Interest
                       and Option Agreement by and Between 11,000 Burnet Road
                       Corporation and PPL
     10.13*         -- Agreement of Purchase and Sale of Partnership Interests
                       by and Among Fairview Eleven, Inc., the Prentiss
                       Principals and PPL
     10.14*         -- Agreement of Purchase and Sale of Partnership Interest by
                       and Between Prentiss Properties Itasca, L.P. and PPL
     10.15*         -- Agreement of Purchase and Sale of Partnership Interests
                       by and Between Prentiss O'Hare Illinois, Inc., Prentiss
                       O'Hare Illinois II, Inc. and PPL
     10.16*         -- Agreement of Purchase and Sale of Partnership Interests
                       by and Between Prentiss Properties C-2 Investors, L.P.
                       and PPL

     10.17*         -- Agreement of Sale of Partnership Interest by and Among
                       New York Life Insurance Company, Prentiss Properties
                       Austin, L.P. and PPL
     10.18*         -- Purchase Agreement by and Between the Operating
                       Partnership and PPL
     10.19*         -- Agreement of Purchase and Sale and Joint Escrow
                       Instructions by and Between LAPCO Industrial Parks and
                       PPL
     10.20*         -- First Amendment to Agreement of Purchase and Sale and
                       Joint Escrow Instructions by and Between LAPCO Industrial
                       Parks and PPL
     10.21*         -- Agreement of Purchase and Sale of Partnership Interests
                       by and Among LW-RTC, Inc., LW-LP, Inc., NP Investment VI
                       Co. and PPL
     10.22*         -- Agreement of Sale (Real Property) by and Between Property
                       Asset Management Inc. and PPL (Annapolis, Maryland)
     10.23*         -- Agreement of Sale (Real Property) by and Between Property
                       Asset Management Inc. and PPL (Irving, Texas)
     10.24*         -- Agreement of Sale (Real Property) by and Between Property
                       Asset Management Inc. and PPL (Houston, Texas)
     10.25*         -- Letter Agreement dated as of August 5, 1996 from PPL to
                       LW-LP, Inc., LW-RTC, Inc. and NP Investment VI Co.
     10.26*         -- Real Estate Purchase and Sale Agreement by and Between
                       Principal Mutual Life Insurance Company and Prentiss
                       Properties Investors, Inc.
     10.27*         -- 1996 Share Incentive Plan
     10.28          -- Agreement of Purchase and Sale by and Between Dulles
                       Corner Properties II Limited Partnership ("Seller") and
                       Prentiss Properties Acquisition Partners, L.P.
                       ("Purchaser") dated December 27, 1996 (filed as Exhibit
                       10.1 to the Company's current report on Form 8-K, filed
                       January 15, 1997)
     10.29          -- Agreement of Purchase and Sale and Escrow Instructions by
                       and between 1740 CREEKSIDE OAKS INVESTORS ("Seller") and
                       Prentiss Properties Acquisition Partners, L.P.
                       ("Purchaser") dated February 17, 1997 (filed as Exhibit
                       10.1 to the Company's Current Report on Form 8-K/A filed
                       June 12, 1997
     10.30          -- Agreement of Purchase and Sale and Escrow Instructions by
                       and between 1750 CREEKSIDE OAKS INVESTORS ("Seller") and
                       Prentiss Properties Acquisition Partners, L.P.
                       ("Purchaser") dated February 17, 1997 (filed as Exhibit
                       10.2 to the Company's Current Report on Form 8-K/A filed
                       June 12, 1997)
     10.31          -- Agreement of Purchase and Sale and Escrow Instructions by
                       and between 1760 CREEKSIDE OAKS INVESTORS ("Seller") and
                       Prentiss Properties Acquisition Partners, L.P.
                       ("Purchaser") dated February 17, 1997 (filed as Exhibit
                       10.3 to the Company's Current Report on Form 8-K/A filed
                       June 12, 1997)
     10.32          -- Agreement of Purchase and Sale and Escrow Instructions by
                       and between RIVER CITY BANK ("Seller") and Prentiss
                       Properties Acquisition Partners, L.P. ("Purchaser") dated
                       February 17, 1997 (filed as Exhibit 10.4 to the Company's
                       Current Report on Form 8-K/A filed June 12, 1997)
     10.33          -- Agreement of Purchase and Sale and Escrow Instructions by
                       and between 2495 NATOMAS INVESTORS ("Seller") and
                       Prentiss Properties Acquisition Partners, L.P.
                       ("Purchaser") dated February 17, 1997 (filed as Exhibit
                       10.5 to the Company's Current Report on Form 8-K/A filed
                       June 12, 1997)
     10.34          -- Agreement of Purchase and Sale and Escrow Instructions by
                       and between 2525 NATOMAS INVESTORS ("Seller") and
                       Prentiss Properties Acquisition Partners, L.P.
                       ("Purchaser") dated February 17, 1997 (filed as Exhibit
                       10.6 to the Company's Current Report on Form 8-K/A filed
                       June 12, 1997)
     10.35          -- Contribution Agreement between Prentiss Properties
                       Acquisition Partners, L.P. , and certain Pennsylvania
                       limited partnerships named therein (filed as Exhibit 10.1
                       to the Company's Current Report on Form 8-K, filed
                       October 16, 1997)
     10.36          -- Contribution Agreement between Prentiss Properties
                       Acquisition Partners, L.P., and certain New Jersey
                       limited partnerships named therein (filed as Exhibit 10.2
                       to the Company's Current Report on Form 8-K, filed
                       October 16, 1997)
     10.37          -- Agreement to Acquire Limited Partnership Interests
                       between OTR and Prentiss Properties Acquisition Partners,
                       L.P.(filed as Exhibit 10.3 to the Company's Current
                       Report on Form 8-K, filed October 16, 1997)

     10.38          -- Agreement to Assign Property Agreements and Other Assets
                       between Terramics Management Company, Terramics Property
                       Associates, Terramics Property Company and Prentiss
                       Properties Acquisition Partners, L.P. (filed as Exhibit
                       10.4 to the Company's Current Report on Form 8-K, filed
                       October 16, 1997)
     10.39          -- Stock Purchase Agreement among Southpoint Land Holdings,
                       Inc., Valleybrooke Land Holdings, Inc., certain shareholders thereof and Prentiss Properties Limited, Inc. (filed as Exhibit 10.5 to the Company's Current
                       Report on Form 8-K, filed October 16, 1997)
     10.40          -- Put and Call Option Agreement For Remaining Shares among certain sellers named therein and Prentiss Properties
                       Limited, Inc. (filed as Exhibit 10.6 to the Company's
                       Current Report on Form 8-K, filed October 16, 1997)
     10.41          -- Purchase Agreement entered into by and between Jacob
                       Brouwer and Jeanette Brouwer (as "Sellers") and Prentiss
                       Properties Acquisition Partners, L.P. (as "Buyer") in respect to the purchase and sale of the properties referred to therein as "Carlsbad Pacifica" (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 10, 1998)
     10.42          -- Purchase Agreement entered into by and between JJB Land
                       Company, LLC, (as "Seller") and Prentiss Properties
                       Acquisition Partners, L.P. (as "Buyer") in respect to the purchase and sale of the properties referred to therein as "The Plaza" (filed as Exhibit 10.2 to the Company's
                       Current Report on Form 8-K filed February 10, 1998)
     10.43          -- Contribution/Purchase Agreement entered into by and
                       between the Sellers (therein identified) and Prentiss
                       Properties Acquisition Partners, L.P. (as "Buyer") in respect to the purchase and sale of the properties referred to therein as the "Shiley Interests" and "NNC
                       Interests" (filed as Exhibit 10.3 to the Company's
                       Current Report on Form 8-K filed February 10, 1998)
     23.1           -- Consent of Independent Accountants
     27.1           -- Financial Data Schedule

(b)  Reports on Form 8-K

     The Company filed a Current Report on Form 8-K on October 16, 1997, to include in the Company's filings under the Securities Exchange Act of 1934, as amended, certain Item 7 Exhibits, including (i) certain material agreements relating to the Company's acquisition of the assets of certain affiliated partnerships of Terramics Property Associates; and (ii) certain information previously filed under the Securities Act of 1933, as amended.

     The Company filed a Current Report on Form 8-K on November 3, 1997, (i) to report under Item 2 the completion of the acquisition of certain significant properties, (ii) to report under Item 5 the completion of the acquisition of certain insignificant properties, and (iii) to file financial statements with respect to the significant acquisitions reported under Item 2.

     The Company filed a Current Report on Form 8-K on November 21, 1997, to report under Item 5 a public offering of 6,000,000 Common Shares underwritten by Lehman Brothers, Inc. on a firm commitment basis, and to file as Item 7 Exhibits an Underwriting Agreement between the Company, Prentiss Properties Acquisition Partners, L.P., Prentiss Properties I, Inc. and Lehman Brothers Inc., dated November 18, 1997, and a Form Tax Opinion of Hunton & Williams.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     PRENTISS PROPERTIES TRUST



                                     By:      /s/ Thomas P. Simon
                                        -------------------------------------
                                                    Thomas P. Simon
                                                    Vice President
Date:  March 18, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, the s report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Date                                                  Signature
             ----                                                  ---------
        March 18, 1998                                        /s/ Michael V. Prentiss
                                             ---------------------------------------------------------
                                                                Michael V. Prentiss
                                                              Chief Executive Officer
                                                         Chairman of the Board and Trustee

        March 18, 1998                                         /s/ Thomas F. August
                                             ---------------------------------------------------------
                                                                 Thomas F. August
                                                       President and Chief Operating Officer
                                                                      Trustee

        March 18, 1998                                          /s/ Mark R. Doran
                                             ---------------------------------------------------------
                                                                   Mark R. Doran
                                                              Chief Financial Officer

        March 18, 1998                                        /s/ Thomas P. Simon
                                             ---------------------------------------------------------
                                                                  Thomas P. Simon
                                                                  Vice President

        March 18, 1998                                     /s/ Thomas J. Hynes, Jr.
                                             ---------------------------------------------------------
                                                               Thomas J. Hynes, Jr.
                                                                      Trustee

        March 18, 1998                                       /s/ Barry J.C. Parker
                                             ---------------------------------------------------------
                                                                 Barry J.C. Parker
                                                                      Trustee

        March 18, 1998                                   /s/ Dr. Leonard M. Riggs, Jr.
                                             ---------------------------------------------------------
                                                             Dr. Leonard M. Riggs, Jr.
                                                                      Trustee

        March 18, 1998                                      /s/ Ronald G. Steinhart
                                             ---------------------------------------------------------
                                                                Ronald G. Steinhart
                                                                      Trustee

        March 18, 1998                                      /s/ Lawrence A. Wilson
                                             ---------------------------------------------------------
                                                                Lawrence A. Wilson
                                                                      Trustee

                           PRENTISS PROPERTIES TRUST

                         INDEX TO FINANCIAL STATEMENTS

FINANCIAL STATEMENTS                                                                               PAGE
--------------------                                                                               ----
       Report of Independent Accountants..........................................................  F-2

       Consolidated Balance Sheets of Prentiss Properties Trust (the "Company")
       as of December 31, 1997 and December 31, 1996..............................................  F-3

       Consolidated Statements of Income of the Company for the Year Ended
       December 31, 1997 and for the Period October 22, 1996 (inception of operations) to December 31, 1996 and Combined Statements of Income for
       the Predecessor Company for the Period January 1, 1996 to October 21,
       1996, and the Year Ended December 31, 1995.................................................  F-4

       Consolidated Statement of Changes in Shareholders' Equity of the
       Company for the Year Ended December 31, 1997 and for the Period
       October 22, 1996 (inception to operations) to December 31, 1996 and
       Combined Statements of Changes in Equity of the Predecessor Company
       for the Period January 1, 1996 to October 21, 1996 and the Year Ended
       December 31, 1995..........................................................................  F-5

       Consolidated Statement of Cash Flows of the Company for the Year Ended
       December 31, 1997 and for the Period October 22, 1996 (inception of operations) to December 31, 1996 and Combined Statements of Cash Flows
       of the Predecessor Company for the Period January 1, 1996 to October
       21, 1996, and the Year Ended December 31, 1995.............................................  F-6

       Notes to Consolidated and Combined Financial Statements....................................  F-7

FINANCIAL STATEMENT SCHEDULE

       Schedule III:  Real Estate and Accumulated Depreciation....................................  F-28

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Trustees and Shareholders of Prentiss Properties Trust

We have audited the accompanying consolidated and combined financial statements and the financial statement schedule of Prentiss Properties Trust (the "Company") and the Predecessor Company as defined in Note 1. These consolidated and combined financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the consolidated financial position of Prentiss Properties Trust as of December 31, 1997 and December 31, 1996, and the consolidated and combined results of operations and cash flows for the year ended December 31, 1997, for the periods October 22, 1996 through December 31, 1996 and January 1, 1996 through October 21, 1996, and the year ended December 31, 1995, respectively, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be set forth therein.

Coopers & Lybrand L.L.P.


Dallas, Texas
February 5, 1998, except as to
Note 23 for which the date
is February 18, 1998

                           PRENTISS PROPERTIES TRUST
                          CONSOLIDATED BALANCE SHEETS

                   (dollars in thousands, except share data)

                                                                                        THE COMPANY
                                                                           --------------------------------------
                                                                             DECEMBER 31,          DECEMBER 31,
                                                                                 1997                  1996
                                                                           ----------------       ---------------

                                                              ASSETS

Assets:
Real estate.............................................................        $1,170,992              $501,035
     Less: accumulated depreciation.....................................           (36,143)              (18,507)
                                                                                ----------              --------
                                                                                 1,134,849               482,528

Deferred charges and other assets, net..................................            24,636                11,747
Mortgage note receivable................................................            36,331
Receivables, net........................................................            10,865                 5,356
Cash and cash equivalents...............................................             7,075                 7,226
Escrowed cash...........................................................             4,524                   867
Other receivables (affiliates)..........................................             1,928                 1,346
Investments in joint venture and unconsolidated subsidiaries............            19,638                21,956
                                                                                ----------              --------

   Total assets.........................................................        $1,239,846              $531,026
                                                                                ==========              ========

                                               LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Debt on real estate...................................................        $  420,030              $128,800
  Accounts payable and other liabilities................................            35,795                15,868
  Distributions payable.................................................            14,782                 7,309
                                                                                ----------              --------
     Total liabilities..................................................           470,607               151,977
                                                                                ----------              --------

Minority interest in operating partnership..............................            71,547                52,857
                                                                                ----------              --------
Minority interest in real estate partnerships...........................             1,060                   971
                                                                                ----------              --------

Commitments and contingencies

Shareholders' equity:
  Preferred Shares $.01 par value, 20,000,000 shares
    authorized, 2,830,189 shares issued and outstanding.................            75,000
  Common Shares $.01 par value, 100,000,000 shares
    authorized, 33,191,483 and 20,279,897 shares issued
    and outstanding.....................................................
  Additional paid-in capital............................................               332                   203
  Distributions in excess of accumulated earnings.......................           628,086               326,309
                                                                                    (6,786)               (1,291)
                                                                                ----------              --------

   Total shareholders' equity...........................................           696,632               325,221
                                                                                ----------              --------

   Total liabilities and shareholders' equity...........................        $1,239,846              $531,026
                                                                                ==========              ========


  The accompanying notes are an integral part of these financial statements.

                           PRENTISS PROPERTIES TRUST
                            AND PREDECESSOR COMPANY
                 CONSOLIDATED AND COMBINED STATEMENTS OF INCOME

                     (in thousands, except per share data)

                                                                 THE COMPANY                        PREDECESSOR COMPANY
                                                       --------------------------------    -------------------------------------
                                                                      OCTOBER 22, 1996     JANUARY 1, 1996
                                                        YEAR ENDED       THROUGH             THROUGH              YEAR ENDED
                                                       DECEMBER 31,     DECEMBER 31,         OCTOBER 21,         DECEMBER 31,
                                                           1997             1996                1996                 1995
                                                       -------------  -----------------    ---------------   --------------------
Revenues:
    Rental income....................................      $127,089            $13,485             $27,086                $29,423
    Mortgage interest................................         1,780
    Management fees..................................           925                192               7,903                  9,979
    Development, leasing, sale and other fees........         1,934                110               9,607                 15,762
                                                           --------            -------             -------                -------
         Total revenues..............................       131,728             13,787              44,596                 55,164
                                                           --------            -------             -------                -------
Expenses:
    Property operating and maintenance...............        30,602              3,618               7,550                  7,696
    Real estate taxes................................        13,742              1,162               3,085                  3,030
    General and administrative.......................         3,141                547               5,304                  6,293
    Personnel costs, net.............................         3,478                505              11,991                 17,138
    Interest expense.................................        21,131                759               4,549                  3,783
    Amortization of deferred financing costs.........           824                 87               1,402                     99
    Depreciation and amortization....................        21,600              2,696               5,993                  7,166
                                                           --------            -------             -------                -------
         Total expenses..............................        94,518              9,374              39,874                 45,205
                                                           --------            -------             -------                -------

Equity in income of joint venture and unconsolidated
    subsidiaries.....................................         5,208              1,427                  18                     11
                                                           --------            -------             -------                -------

Income before gains on sale, minority interest, and
    extraordinary item...............................        42,418              5,840               4,740                  9,970
Gains on sale........................................           641                                    378
Minority interest....................................        (5,235)              (844)
                                                           --------            -------             -------                -------


Income before extraordinary item.....................        37,824              4,996               5,118                  9,970
                                                           --------            -------             -------                -------
Extraordinary item - (loss) on early
    extinguishment of debt...........................          (878)
                                                           --------            -------             -------                -------
Net income...........................................        36,946              4,996               5,118                  9,970
Preferred dividends..................................           (25)
                                                           --------            -------             -------                -------
Net income applicable to common shareholders.........      $ 36,921            $ 4,996             $ 5,118                $ 9,970
                                                           ========            =======             =======                =======

Net income per Common Share before extraordinary
    item - basic.....................................      $   1.52            $   .25

Extraordinary item...................................           .04
                                                           --------            -------

Net income per Common Share - basic..................      $   1.48            $  .25
                                                           ========            ======

Weighted average number of Common Shares
    outstanding - basic..............................        24,930             20,002
                                                           ========            =======
Net income per Common Share before extraordinary
    item - diluted...................................      $   1.49            $   .25
Extraordinary item...................................           .03
                                                           --------            -------
Net income per Common Share - diluted................      $   1.46            $   .25
                                                           ========            =======

Weighted average number of Common Shares
    and Common Share equivalents
    outstanding - diluted............................
                                                             25,307             20,332
                                                           ========            =======

  The accompanying notes are an integral part of these financial statements.

                           PRENTISS PROPERTIES TRUST
                            AND PREDECESSOR COMPANY
               CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN
                              SHAREHOLDERS' EQUITY

                   (dollars in thousands, except share data)

                                                    PREDECESSOR
                                                      COMPANY                THE COMPANY - SHAREHOLDER'S EQUITY
                                                   -------------  ---------------------------------------------------------
                                                                                                            DIST. IN EXCESS
                                                        NET       PREFERRED    COMMON       ADD'L. PAID-IN       ACCUM.
                                        TOTAL         EQUITY       SHARES      SHARES           CAPITAL         EARNINGS
                                     ------------  -------------  ---------    ------       --------------  ---------------
Balance at December 31, 1994......      $112,594       $112,594
     Net income...................         9,970          9,970
     Distributions................       (15,250)       (15,250)
     Distributions of PPL income..        (4,498)        (4,498)
     Equity on purchase of Park
       West C2....................         1,050          1,050
                                        --------       --------

Balance at December 31, 1995......       103,866        103,866
   Net income.....................         5,118          5,118
   Distributions..................        (6,375)        (6,375)
   Distributions of PPL income....        (2,395)        (2,395)
   Equity on purchase of Plaza
    on Bachman Creek..............         3,314          3,314
                                        --------       --------

Balance at October 21, 1996.......       103,528        103,528
   Acquisition of Predecessor
    Company's interest............       (98,316)       (98,316)
   Contribution of Predecessor
    Company's interest............                       (5,212)                                  $  5,212
   NET proceeds from issuance
    of Common Shares (20,279,897
     Common Shares)...............       321,300                                      $203         321,097
   Distributions declared ($.31
     per share)...................        (6,287)                                                                 $ (6,287)
   Net income.....................         4,996                                                                     4,996
                                        --------       --------   -----------         ----        --------        --------
Balance at December 31, 1996......       325,221                                       203         326,309          (1,291)
    Net proceeds from issuance
     of Common Shares (12,911,586
     Common Shares)...............       301,906                                       129         301,777
    Net proceeds from issuance
     of Preferred Shares (2,830,189
     Preferred Shares)............        75,000                      $75,000
    Distributions declared,
     ($1.60 per Common Share).....       (42,416)                                                                  (42,416)
    Preferred distributions
     declared, ($.01 per Preferred
     Share).......................           (25)                                                                      (25)
    Net income....................        36,946                                                                    36,946
                                        --------       --------   -----------         ----        --------        --------

    Balance at December 31, 1997..      $696,632       $              $75,000         $332        $628,086        $ (6,786)
                                        ========       ========   ===========         ====        ========        ========

   The accompanying notes are an integral part of these financial statements.

                           PRENTISS PROPERTIES TRUST
                            AND PREDECESSOR COMPANY
               CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

                             (dollars in thousands)

                                                                              THE COMPANY                 PREDECESSOR   COMPANY
                                                                     ------------------------------  -----------------------------
                                                                                     OCT. 22, 1996    JAN. 1, 1996
                                                                       YEAR ENDED       THROUGH         THROUGH        YEAR ENDED
                                                                     Dec. 31, 1997   DEC. 31, 1996   OCT. 21, 1996   DEC. 31, 1995
                                                                     --------------  --------------  --------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income........................................................     $  36,946        $  4,996         $ 5,118       $  9,970

 Adjustments to reconcile net income to net cash provided by operating activities:
  Minority interest................................................         5,235             844
  Extraordinary item...............................................           878
  Gains on sale....................................................          (641)                           (378)
  Provision for doubtful accounts..................................            59             201            (120)          (150)
  Depreciation and amortization....................................        21,600           2,696           5,993          7,166
  Amortization of deferred financing costs.........................           824              87           1,402             99
  Equity income of joint venture and unconsolidated subsidiaries...        (5,208)         (1,427)            (18)           (11)
  Non-cash compensation............................................            50
 Changes in assets and liabilities:
  Deferred charges and other assets................................        (5,277)         (1,845)         (2,199)           176
  Receivables......................................................        (5,499)         (2,377)           (497)          (265)
  Escrowed cash....................................................        (2,376)          1,325            (898)           (93)
  Other receivables (affiliates)...................................          (582)         (1,524)           (527)           102
  Accounts payable and other liabilities...........................        15,449           6,166           2,392           (756)
                                                                        ---------        --------         -------       --------

  Net cash provided by operating activities........................        61,458           9,142          10,268         16,238
                                                                        ---------        --------         -------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of real estate...........................................      (587,495)       (335,689)        (33,544)        (4,669)
 Investment in real estate.........................................       (63,809)
 Investment in mortgage note receivable............................       (36,331)
 Investment in unconsolidated subsidiary...........................          (667)        (20,902)
 Proceeds from sales of real estate................................        21,593                             559
 Cash from contributed assets......................................                         2,409
 Increase in deposits on real estate...............................          (824)                                           368
 Distributions received from joint venture and unconsolidated
  subsidiaries.....................................................         7,270             373
                                                                        ---------        --------         -------       --------
 Net cash used in investing activities.............................      (660,263)       (353,809)        (32,985)        (4,301)
                                                                        ---------        --------         -------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from sale of Common Shares...........................       306,785         337,604

 Net proceeds from sale of Preferred Shares........................        75,000

 Partner's contributions...........................................                                         3,314
 Contributions from minority interest holders......................                           950          (6,375)       (15,250)
 Distributions paid to limited partners............................        (4,977)
 Distributions paid to common shareholders.........................       (35,427)
 Distributions paid for minority interest in consolidated
  subsidiaries.....................................................           (17)
 Proceeds from debt on real estate.................................       745,286         112,800          29,000
 Repayments of debt on real estate.................................      (487,996)        (99,462)           (261)          (289)
 Distribution of PPL income........................................                                        (2,395)        (4,498)
                                                                        ---------        --------         -------       --------
 Net cash provided by (used in) financing activities...............       598,654         351,892          23,283        (20,037)
                                                                        ---------        --------         -------       --------
 Net change in cash and cash equivalents...........................          (151)          7,225             566         (8,100)
 Cash and cash equivalents, beginning of period....................         7,226               1           1,033          9,133
                                                                        ---------        --------         -------       --------
 Cash and cash equivalents, end of period..........................     $   7,075        $  7,226         $ 1,599       $  1,033
                                                                        =========        ========         =======       ========

SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash paid for interest...............................................  $  17,815        $    983         $ 4,720       $  3,786
                                                                        =========        ========         =======       ========

  The accompanying notes are an integral part of these financial statements.

                           PRENTISS PROPERTIES TRUST
                            AND PREDECESSOR COMPANY
                      NOTES TO CONSOLIDATED AND COMBINED
                             FINANCIAL STATEMENTS


(1) FORMATION TRANSACTIONS

     The Organization, IPO and Offerings

     Prentiss Properties Trust was formed under the laws of the state of Maryland on July 12, 1996, to be a self-administered and self-managed real estate investment trust ("REIT"). Prentiss Properties Trust owns a limited partnership interest and a sole general partnership interest in Prentiss Properties Acquisition Partners, L.P. (the "Operating Partnership") through a wholly-owned subsidiary, Prentiss Properties I, Inc., a Delaware corporation. Prentiss Properties Trust, as referred to herein, includes its majority-owned Operating Partnership and subsidiaries (collectively, the "Company").

     The Company succeeded to substantially all of the interests of Prentiss Properties Limited, Inc. ("PPL") and its affiliates in (i) a portfolio of office and industrial properties and (ii) the national acquisition, property management, leasing, development and construction businesses of PPL and its affiliates (the "Prentiss Group"). The acquisition, property management, leasing, development and construction businesses are carried out by the Operating Partnership and the Company's majority-owned affiliate, Prentiss Properties Limited, Inc. (the "Manager").

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

     Upon completion of the IPO and certain related transactions (collectively, the "Formation Transactions"), the Company owned 87 properties (the "Initial Properties"), which consisted of 28 office (the "Initial Office Properties") and 59 industrial (the "Initial Industrial Properties") containing an aggregate of
8.9 million net rentable square feet. Between the closing of the IPO and December 31, 1997, the Company acquired 74 additional Properties, (the "Acquired Properties"). As of December 31, 1997 the Operating Partnership and unconsolidated subsidiaries owned 161 operating Properties consisting of 84 office and 77 industrial Properties (collectively, the "Properties") containing
16.8 million net rentable square feet and located in 18 major markets throughout the United States. At December 31, 1997, the Company held an approximate 89.7% interest in the Operating Partnership. A brief description of the Properties acquired and other significant transactions occurring during the 12 months ended December 31, 1997 follows.

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

     On May 5, 1997, the Company completed an offering (the "Follow-on Offering") of 6,000,000 Common Shares of beneficial interest, $0.01 par value per share. The Common Shares were issued at a price per share of $24.00. The Company contributed the net proceeds of the Follow-on Offering to the Operating Partnership in exchange for additional Units.

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

     On July 31, 1997, the Company acquired two Class "A" office Properties containing 100,500 square feet located in the Phoenix, Arizona, area. The purchase price of the Properties, excluding closing costs, totaled $9.9 million.

     On July 31, 1997, the Company acquired three Class "A" office Properties containing 193,961 square feet located in Los Angeles, California. The purchase price of the Properties, excluding closing costs, totaled $23.0 million.

     On August 27, 1997, the Company acquired three Class "A" office Properties containing 307,802 square feet located in the metropolitan Washington, D.C., area. The purchase price of the Properties, excluding closing costs, totaled $28.5 million.

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

     On September 15, 1997, the Company acquired two Class "A" office Properties containing 203,405 square feet located in the suburban Baltimore, Maryland, area. The purchase price of the Properties, excluding closing costs, totaled $22.6 million.

     On October 22, 1997, the Company acquired 15 Class "A" office Properties containing 904,000 square feet located in the suburban Philadelphia, Pennsylvania, area, as well as the rights to acquire land capable of supporting
1.1 million net rentable square feet of development. The purchase price of the Properties (the "Terramics Properties"), excluding estimated closing costs, totaled approximately $134 million, including approximately $14 million of debt assumed, approximately $106 million in cash, and the issuance of 524,180 Units valued at $14 million.

     On November 13, 1997, the Company acquired two Class "A" office Properties containing 89,755 square feet located in the San Diego, California, area. The purchase price of the Properties, excluding closing costs, totaled $16.0 million.

     On November 24, 1997, the Company completed an offering (the "Second Follow-on Offering") of 6,900,000 Common Shares of beneficial interest, $0.01 par value per share. The 6,900,000 Common Shares were issued at a net price per share of $25.00. The Company contributed the net proceeds of the Second Follow-on Offering to the Operating Partnership in exchange for additional Units.

     On December 1, 1997, the Company acquired two Class "A" office Properties containing 197,027 square feet located in the Los Angeles, California, area. The purchase price of the Properties, excluding closing costs, totaled $24.1 million.

     On December 9, 1997, the Company acquired a single industrial Property containing 143,274 square feet located in the San Diego, California, area. The purchase price of the Property, excluding closing costs, totaled $6.9 million.

     On December 12, 1997, the Company acquired a single Class "A" office Property containing 99,460 square feet located in the Denver, Colorado, area. The purchase price of the Property, excluding closing costs, totaled $10.5 million, including $5.1 million of debt assumed in the purchase.

     On December 30, 1997, the Company acquired a single Class "A" office Property containing 79,175 square feet located in the Denver, Colorado area. The purchase price of the Property, excluding closing costs, totaled $8.2 million.

     On December 30, 1997, the Company acquired a single Class "A" office Property containing 237,265 square feet located in the suburban Baltimore, Maryland, area. The purchase price of the Property, excluding closing costs, totaled $33.8 million.

     On December 30, 1997, pursuant to an agreement (the "SCPG Agreement") entered into between the Company and Security Capital Preferred Growth Incorporated ("SCPG"), the Company issued 2,830,189 Series "A" Cumulative Convertible Redeemable Preferred Shares ("Series A Convertible Preferred Shares") for $26.50 per share. The Company contributed the net proceeds from the sale of the Series A Convertible Preferred Shares to the Operating Partnership in exchange for preferred Units. The 2,830,189 Series A Convertible Preferred Shares outstanding are Convertible into an equal number of Common Shares and have rights to a dividend equal to the dividend paid on Common Shares. Pursuant to the SCPG Agreement, 943,396 additional Series A Convertible Preferred Shares may be issued at the Company's option on or before March 31, 1998.

                           PRENTISS PROPERTIES TRUST
                            AND PREDECESSOR COMPANY
                      NOTES TO CONSOLIDATED AND COMBINED
                             FINANCIAL STATEMENTS

     On December 31, 1997, the Company acquired a single industrial Property containing 300,120 square feet located in the Milwaukee, Wisconsin, area. The purchase price of the Property, excluding closing costs, totaled $13.7 million.

The following summarizes the Company's portfolio of Properties at December 31, 1997:


                                                     # OF           COMPANY                                          COMPANY
      PROPERTY NAME                  TYPE            BLDGS.        OWNERSHIP %               MARKET                   NOTES
      -------------                  ----            -----         ----------                -------                  ----
Calverton Office Park                 Office              3          100%           Metro. Wash., DC
Research Office Center                Office              2          100%           Metro. Wash., DC
7101 Wisconsin Avenue                 Office              1          100%           Baltimore, MD
Gateway International                 Office              2          100%           Baltimore, MD
2411 Dulles Corner Road               Office              1          100%           Northern Virginia
2455 Horsepen Road                    Office              1          100%           Northern Virginia
3141 Fairview Park Drive              Office              1          100%           Northern Virginia
4401 Fair Lakes Court                 Office              1          100%           Northern Virginia
8521 Leesburg Pike                    Office              1          100%           Northern Virginia
Baltimore Industrial Properties       Industrial          7           99%           Baltimore, MD                       (A)
                                                       ------
   Total Mid-Atlantic Region                             20
                                                       ------
1717 Deerfield Road                   Office              1          100%           Chicago, IL
Corporetum Office Campus              Office              5          100%           Chicago, IL
O'Hare Plaza II                       Office              1          100%           Chicago, IL
One Northwestern Plaza                Office              1          100%           Suburban Detroit, MI
Seven Mile Crossing                   Office              2          100%           Suburban Detroit, MI
Chicago Industrial Properties         Industrial          4          100%           Chicago, IL
Kansas City Industrial Properties     Industrial          7          100%           Kansas City, MO
Milwaukee Industrial Properties       Industrial         19          100%           Milwaukee, WI
                                                       ------
   Total Midwest Region                                  40
                                                       ------
Centerpointe                          Office              1          100%           Suburban Philadelphia, PA
Lake Center                           Office              2          100%           Suburban Philadelphia, PA
Southpoint                            Office              4          100%           Suburban Philadelphia, PA
Valleybrooke                          Office              5          100%           Suburban Philadelphia, PA
Woodland Falls                        Office              3          100%           Suburban Philadelphia, PA
                                                       ------
   Total Northeast Region                                15
                                                       ------
Crescent Centre                       Office              1          100%           Atlanta, GA
Cumberland Office Park                Office              9          100%           Atlanta, GA
                                                       ------
   Total Southeast Region                                10
                                                       ------
Highland Court                        Office              1          100%           Denver, CO
PacificCare Building (FHP)            Office              1          100%           Denver, CO
Panorama Point                        Office              1          100%           Denver, CO
Broadmoor Austin                      Office              7           50%           Austin, TX                          (B)
5307 East Mockingbird                 Office              1          100%           Dallas, TX
Bachman East                          Office              1          100%           Dallas, TX
Bachman West                          Office              1          100%           Dallas, TX
Cottonwood Office Center              Office              3          100%           Dallas, TX
Park West C2                          Office              1          100%           Dallas, TX
Park West E1                          Office              1          100%           Dallas, TX
Park West E2                          Office              1          100%           Dallas, TX
Walnut Glen Tower                     Office              1          100%           Dallas, TX
Dallas Industrial Properties          Industrial          8          100%           Dallas, TX
Houston Industrial Properties         Industrial          5          100%           Houston, TX
                                                       ------
   Total Southwest Region                                33
                                                       ------
Regents Centre                        Office              2          100%           Phoenix, AZ
Glendale Federal Bank Building        Office              2          100%           Los Angeles, CA
The Academy                           Office              3          100%           Los Angeles, CA

                           PRENTISS PROPERTIES TRUST
                            AND PREDECESSOR COMPANY
                      NOTES TO CONSOLIDATED AND COMBINED
                             FINANCIAL STATEMENTS


World Savings Center                  Office              1          100%           Oakland, CA                         (C)
Natomas Corporate Center              Office              6          100%           Sacramento, CA
Carlsbad Pacific Center               Office              2          100%           San Diego, CA
Los Angeles Industrial Properties     Industrial         26          100%           Los Angeles, CA
Oceanside                             Industrial          1           95%           San Diego, CA                       (D)
                                                       ------
   Total West  Region                                    43
                                                       ------
Total Properties                                        161
                                                       ======

(A) Four of the Baltimore industrial Properties are owned by three partnerships. The Company holds the majority general partnership interest in each of the Partnerships and consolidates the accounts and operations of each partnership.
(B) The Company holds a non-controlling, approximate 50% interest in the Broadmoor Austin Associates Joint Venture. The Broadmoor Austin Associates Joint Venture owns and operates an office complex in Austin, Texas, consisting of seven Properties. The Company accounts for its interests using the equity method of accounting.
(C)  The Company owns the mortgage loan collateralized by the Property.
(D)  This Property is wholly-owned by the Manager.

     With the exception of the Broadmoor Austin Properties, all Properties are majority-owned by the Company. The accounts and operations of all Properties except the Broadmoor Austin Properties and the Oceanside Property are consolidated in the Company. The Company owns an approximate 50% interest in Broadmoor Austin and accounts for its interest using the equity method of accounting. The Company also owns a 95% non-voting economic interest in the Manager. The Manager conducts the majority of the Company's third-party management operations and, due to the non-voting nature of the Company's ownership interest in the Manager, the Company accounts for its interest using the equity method of accounting.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company, the Operating Partnership and other subsidiaries. All significant intercompany balances and transactions have been eliminated.

  Real Estate

     Real estate and leasehold improvements are stated at the lower of depreciated cost or net realizable value. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," the Operating Partnership will record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the estimated undiscounted cash flows to be generated by those assets are less than the carrying amounts of those assets. The Company periodically reviews its Properties to determine if its carrying costs will be recovered from future operating cash flows. In cases where the Company does not expect to recover its carrying costs, the Company recognizes an impairment loss. No such impairment losses have been recognized to date.

     Depreciation on buildings and improvements is provided under the straight-line method over an estimated useful life of 30 to 40 years for office buildings and 25 to 30 years for industrial buildings. Interest expense and other directly related expenses incurred during construction periods are capitalized and depreciated commencing with the date placed in service, on the same basis as the related assets.

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

  Escrowed Cash

     Escrowed funds as of December 31, 1997 and 1996 are comprised of funds on deposit with lenders for the payment of real estate taxes.

Investment in Joint Venture and Unconsolidated Subsidiaries

     Included in Investments in joint venture and unconsolidated subsidiaries are the Company's non-controlling investment in the Broadmoor Austin Associates Joint Venture ("Broadmoor Austin") and the Company's non-controlling investment in the Manager. The Company accounts for its approximate 50% investment in Broadmoor Austin and its 95% investment in the Manager using the equity method of accounting, and thus reports its share of income and losses based on its ownership interest in the respective entities. The difference between the carrying value of the Company's interest in Broadmoor Austin and the book value of the underlying equity is being amortized over 40 years.

  Income Taxes

     The Company elects to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code") for the year ended December 31, 1997. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax on its taxable income that is distributed to its shareholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 95% of its annual taxable income. The Predecessor Company's statements combine the operations of partnerships and an S-corporation, neither of which is directly subject to income tax. The tax effect of its activities accrues to the individual partners and/or principals of the respective entity. The Manager consists of a legal entity subject to federal income tax on its taxable income at regular corporate rates.

  Leases

     The Company and Predecessor Company, each as lessor, has retained substantially all of the risks and benefits of ownership and accounts for its leases as operating leases.

  Revenue Recognition

     Rental income is recognized on a straight-line basis over the term of each respective lease.

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

                           PRENTISS PROPERTIES TRUST
                            AND PREDECESSOR COMPANY
                      NOTES TO CONSOLIDATED AND COMBINED
                             FINANCIAL STATEMENTS


  Distributions

     The Company pays regular quarterly distributions on the Company's Common Shares outstanding which are dependent on receipt of distributions from the Operating Partnership. The Company pays a quarterly dividend to holders of the Company's Series A Convertible Preferred Shares. The preferred dividends are equal to the dividends paid for Common Shares.

     Earnings and profits, which will determine the taxability of distributions to shareholders, will differ from income reported for financial reporting purposes due to the differences for federal tax purposes primarily in the estimated useful lives used to compute depreciation. Distributions declared in 1997 and 1996 represent an approximate 10.6% and 57% return of capital for federal income tax purposes, respectively.

  Minority Interest

     Minority interest in the Operating Partnership represents the limited partners' proportionate share of the equity in the Operating Partnership.
Income is allocated to minority interest based on the weighted average percentage ownership through the year. Minority interest in real estate partnerships represents the limited partners' proportionate share of the equity in real estate partnerships, of which the Operating Partnership has a majority ownership interest and the accounts of which are consolidated into the Operating Partnership.

  Concentration of Credit Risk

     The Company places cash deposits at major banks. Management believes that through its cash investment policy the credit risk related to these deposits is minimal.

  Distributions of PPL Income

     PPL retained certain assets and liabilities which were not transferred to the Operating Partnership pursuant to the formation of the Company. These assets and liabilities are inconsistent with the Company's investment objectives or are not continuing businesses. All revenues and expenses related to the management contracts that were contributed to the Operating Partnership upon formation are reflected in the accompanying financial statements. The Combined Statements of Changes in Shareholders' Equity and the Combined Statements of Cash Flows for the Predecessor Company reflect the distributions of the PPL income, as the benefit of each period's net income from these contracts has been distributed to the principals of PPL.

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

                           PRENTISS PROPERTIES TRUST
                            AND PREDECESSOR COMPANY
                      NOTES TO CONSOLIDATED AND COMBINED
                             FINANCIAL STATEMENTS


(3)  REAL ESTATE

     Real estate consisted of the following at December 31, 1997 and 1996:

                                                                                          (in thousands)
                                                                                    1997                   1996
                                                                                    ----                   ----
               Land............................................................   $  183,400              $ 86,711
               Buildings and improvements......................................      927,416               409,060
               Construction in progress........................................       60,176                 5,264
                                                                                  ----------              --------
                  Total........................................................    1,170,992               501,035
               Less: Accumulated depreciation..................................      (36,143)              (18,507)
                                                                                  ----------              --------
                                                                                  $1,134,849              $482,528
                                                                                  ==========              ========

          For the year ended December 31, 1997, capitalized interest costs totaled $2.0 million. The Company capitalized no interest costs during the period October 22, 1996 through December 31, 1996.

(4)  DEFERRED CHARGES AND OTHER ASSETS, NET

     Deferred charges and other assets consisted of the following at December 31, 1997 and 1996:

                                                                                           (in thousands)
                                                                                     1997                   1996
                                                                                     -----                  ----
               Deferred leasing and tenant charges.............................   $   28,831              $ 18,919
               Deferred financing costs........................................        4,326                 1,219
               Prepaid and other assets........................................        4,355                 1,704
                   Less:  Accumulated amortization.............................      (12,876)              (10,095)
                                                                                  ----------              --------
                                                                                  $   24,636              $ 11,747
                                                                                  ==========              ========

(5)  MORTGAGE NOTE RECEIVABLE

     On July 29, 1997, the Company acquired, from an unaffiliated third party, a mortgage loan collateralized by a 271,055-square-foot Class "A" office Property in Oakland, California. The purchase price of the mortgage loan and accrued but unpaid interest totaled approximately $37.5 million. The Company has negotiated a deed in lieu of foreclosure transaction, at no consideration, which provides for the conveyance of the Property from a partnership in which an affiliated party is the general partner (Prentiss Properties WSC, Inc.) to the Company in an arms-length transaction.

(6)  RECEIVABLES, NET

     Receivables consisted of the following at December 31, 1997 and 1996:

                                                                                         (in thousands)
                                                                                   1997                   1996
                                                                                   ----                   ----
               Rents and services..............................................   $ 5,263                $2,858
               Accruable rental income.........................................     5,330                 1,749
               Other...........................................................       777                 1,195
                                                                                  -------                ------
                   Total.......................................................    11,370                 5,802
               Less: Allowance for doubtful accounts...........................      (505)                 (446)
                                                                                  -------                ------
                                                                                  $10,865                $5,356
                                                                                  =======                ======

                           PRENTISS PROPERTIES TRUST
                            AND PREDECESSOR COMPANY
                      NOTES TO CONSOLIDATED AND COMBINED
                             FINANCIAL STATEMENTS


     Accruable rental income represents rental income earned in excess of rent payments received pursuant to the terms of the individual lease agreements.

(7)  INVESTMENT IN JOINT VENTURE AND UNCONSOLIDATED SUBSIDIARIES

      At December 31, 1997, the carrying value of the Company's interest in Broadmoor Austin and the Manager is $14.9 million and $4.8 million, respectively.

     The following is summarized financial information for 100% of Broadmoor Austin at December 31, 1997 and 1996 and for the years then ended:

                                                                       (in thousands)
          BALANCE SHEET:                                         1997                  1996
          --------------                                         ----                  ----
          Real estate and deferred charges, net..............  $111,524              $115,856
          Total assets.......................................   126,341               129,513
          Mortgage note payable..............................   140,000               140,000
          Venturers' deficit.................................   (17,134)              (14,097)

          INCOME STATEMENT:                                      1997                  1996
          -----------------                                      ----                  ----
          Rental income......................................  $19,462               $ 19,776
          Interest expense...................................   13,650                 13,527
          Depreciation and amortization......................    4,333                  4,333
          Net income.........................................      884                    927

     The following is summarized financial information for 100% of the Manager at December 31, 1997 and 1996 and for the year ended December 31, 1997 and for the period from October 22, 1996 through December 31, 1996:

                                                                       (in thousands)
          BALANCE SHEET:                                         1997                  1996
          -------------                                          ----                  ----
          Total assets.......................................  $21,668               $ 10,862
          Total liabilities..................................   16,700                  5,270
          Owners' equity.....................................    4,968                  5,556

          INCOME STATEMENT:                                      1997                  1996
          ----------------                                       ----                  ----
          Fee income.........................................  $26,682               $  5,418
          Personnel costs, net...............................   14,825                  2,579
          General office and administrative..................    6,257                  1,059
          Net income.........................................    4,788                  1,401

(8)  DEBT ON REAL ESTATE

     Debt at December 31, 1997 and 1996 consists of the following (in thousands):

                                                                       (in thousands)
                                                                 1997                   1996
                                                                 ----                   ----
          Mortgage Loan......................................  $180,100
          Acquisition Loan...................................   120,000
          New Credit Facility/Line of Credit.................                        $ 72,800
          Term Loan..........................................    60,000                40,000
          Property Mortgage Loans............................    49,879                16,000
          Construction Loans.................................    10,051
                                                               --------              --------
                                                                420,030(A)           $128,800
                                                                ========             ========

                           PRENTISS PROPERTIES TRUST
                            AND PREDECESSOR COMPANY
                      NOTES TO CONSOLIDATED AND COMBINED
                             FINANCIAL STATEMENTS

       (A) The amount shown excludes the Company's approximate 50% share of the mortgage indebtedness which is collateralized by the Broadmoor Austin Properties.

     Upon the closing of the IPO, the Company closed a three-year, $100 million revolving credit facility (the "Line of Credit") with Bank One, Texas, N.A. and NationsBank of Texas, N.A. Initially, borrowings under the Line of Credit bore interest at 30-day, 60-day or 90-day LIBOR, at the option of the Company, plus 200 basis points per annum, and were collateralized by first mortgage liens on certain of the Properties. On January 24, 1997, the Company increased the amount available under its Line of Credit from $100 million to $150 million and reduced the interest rate on borrowings under the Line of Credit from LIBOR plus 200 basis points to LIBOR plus 175 basis points. On December 31, 1997, the Company replaced the Line of Credit with a new $300 million unsecured line of credit with a group of 12 banks (the "New Credit Facility"). The New Credit Facility reduced the interest rate on borrowings from LIBOR plus 175 basis points to LIBOR plus 137.5 basis points. The New Credit Facility is unsecured and has a term of three years. Additionally, the Company is required to pay an unused commitment fee of 20 basis points per annum if the unused portion of the New Credit Facility is greater than the related balance outstanding. The fee is reduced to 15 basis points per annum if the unused portion is less than the balance outstanding. The fee is computed on a quarterly basis. No commitment fee was paid for the year ended December 31, 1997. At December 31, 1997, the Company had no borrowings outstanding under the New Credit Facility.

     In February 1997, the Company closed a 10-year fixed rate mortgage loan with an initial outstanding balance of $180.1 million (the "Mortgage Loan"). The Mortgage Loan is collateralized by liens on 53 Properties. The Mortgage Loan was obtained from an affiliate of Lehman Brothers Inc. ("Lehman"). Under the terms of the Mortgage Loan, the Company pays interest only at a rate of approximately 7.58% until the Mortgage Loan's maturity in February 2007. A portion of the proceeds from the Mortgage Loan was used to fund the acquisition of the Properties acquired subsequent to the funding of the Mortgage Loan.

     In July 1997, the Company closed on a short-term variable rate loan (the "Acquisition Loan"). The Proceeds were used to fund the purchase of the Mortgage Note Receivable (as described herein at Note 5) and repay a portion of the outstanding balance on the Line of Credit. The Acquisition Loan is collateralized by 16 Properties, will mature in August 1998, and initially bore interest at a rate of LIBOR plus 165 basis points. On October 10, 1997, the interest rate on the Acquisition Loan was reduced to LIBOR plus 125 basis points. As of December 31, 1997, the Company had drawn the entire $120 million available under the Acquisition Loan. The Company anticipates converting the Acquisition Loan to a multi-year facility and has entered into a seven-year interest rate swap locking in cost of funds of 6.25% (before the spread over LIBOR) on $110 million (the "Interest Rate Swap"). The Interest Rate Swap consists of two separate agreements intended to manage the relative mix of the Company's debt between fixed and variable rate instruments. The Interest Rate Swap agreement modifies a portion of the interest characteristics of the Company's Acquisition Loan debt without an exchange of the underlying principal amount and effectively converts variable rate debt to fixed rate debt. The fixed rates to be paid, the effective fixed rate, and the variable rate to be received by the Company are summarized in the following table:

                                                                         SWAP RATE
                         SWAP RATE PAID      EFFECTIVE FIXED       RECEIVED (VARIABLE)
   NOTIONAL AMOUNT          (FIXED)              RATE                 AT 12/31/97              SWAP MATURITY
   ---------------          -------              ----                 -----------              -------------
$50 million                 6.253%              7.503%                  5.718%               September 30, 2004
$60 million                 6.248%              7.498%                  5.718%               September 30, 2004

     The differences to be paid or received by the Company under the terms of the Interest Rate Swap agreement are accrued as interest rates change and recognized as an adjustment to interest expense by the Company pursuant to the terms of the two agreements and will have a corresponding effect on its future cash flows. Agreements such as these contain a credit risk that the counterparties may be unable to meet the terms of the agreement. The Company minimizes that risk by evaluating the creditworthiness of its counterparties, which is limited to major banks and financial institutions, and does not anticipate non-performance by the counterparties.

                           PRENTISS PROPERTIES TRUST
                            AND PREDECESSOR COMPANY
                      NOTES TO CONSOLIDATED AND COMBINED
                             FINANCIAL STATEMENTS

     On December 5, 1997, the Company closed a $60 million, six-year, non-recourse term loan, collateralized by 11 Properties, at a rate of 6.80%, (the "CIGNA Loan").

     The Company is obligated under seven mortgage notes each collateralized by an individual Property (the "Property Mortgage Loans"). These loans bear interest at rates ranging from 7.27% to 8.63% and mature at varying dates from April 1998 to April 2014. The Company is also obligated under a mortgage note collateralized by the Broadmoor Austin Properties in which the Company, through the Operating Partnership, owns an approximate 50% general partner interest in the entity owning these Properties. The Company's approximate 50% interest is accounted for under the equity method of accounting.

     In addition, the Company is obligated under three loans (the "Construction Loans") to fund the construction and development of four properties. The Construction Loans provide for total funding of $44.5 million, of which $10.1 million had been drawn at December 31, 1997. The Construction Loans bear interest at varying rates from 7.28% to 7.38% and mature at dates from August 2000 to December 2000.

     Future scheduled principal repayments of debt on real estate are as follows:

                                                    (in thousands)
               1998................................    $125,500
               1999................................
               2000................................      16,051
               2001................................      10,000
               2002................................       3,060
               Thereafter..........................     265,419
                                                       --------
                                                       $420,030/(A)/
                                                       ========

       (A) The amount shown excludes the Company's approximate 50% share of the mortgage indebtedness which is collateralized by the Broadmoor Austin Properties.

     Under its loan agreements, the Company is required to satisfy various affirmative and negative covenants. The Company was in compliance with these covenants at December 31, 1997.

(9)   ACCOUNTS PAYABLE AND OTHER LIABILITIES

      Accounts payable and other liabilities consisted of the following at December 31, 1997 and 1996:

                                                                                            (in thousands)
                                                                                        1997                 1996
                                                                                      --------             --------
               Accounts payable and other liabilities.........................         $20,561              $ 7,517
               Accrued real estate taxes......................................           9,366                5,823
               Advance rent and deposits......................................           5,868                2,528
                                                                                       -------              -------
                                                                                       $35,795              $15,868
                                                                                       =======              =======

(10)   DISTRIBUTION

     On December 16, 1997, the Company declared a cash distribution for the fourth quarter of 1997 in the amount of $.40 per share, payable on January 16, 1998 to common shareholders of record on December 31, 1997. In addition, it was determined that a distribution of $.40 per Unit would be made to the partners of the Operating Partnership, payable on January 16, 1998. Further, on December 31, 1997, the Company declared a cash distribution in the amount of $1.60 per share, prorated, payable on January 16, 1998, to shareholders of record on December 31, 1997 of the Company's Series A Convertible Preferred Shares. The distributions were paid on January 16, 1998, totaling approximately $14.8 million. During the year ended December 31, 1997, the Company declared cash distributions totaling $47.8 million.

                           PRENTISS PROPERTIES TRUST
                            AND PREDECESSOR COMPANY
                      NOTES TO CONSOLIDATED AND COMBINED
                             FINANCIAL STATEMENTS

(11)   LEASING ACTIVITIES

     The future minimum lease payments to be received by the Company as of December 31, 1997, under non-cancelable operating leases, which expire on various dates through 2014, are as follows:

                                                              (in thousands)
            Years ending December 31:
            1998............................................    $150,569
            1999............................................     135,564
            2000............................................     110,168
            2001............................................      85,403
            2002............................................      65,492
            Thereafter......................................     197,261
                                                                --------
                                                                $744,457
                                                                ========

The geographic concentration of the future minimum lease payments to be received is detailed as follows:

                                                              (in thousands)
            Location
            --------
            Milwaukee, WI...................................    $ 40,503
            Dallas, TX  ....................................     185,999
            Kansas City, MO  ...............................       8,339
            Atlanta, GA  ...................................      29,575
            Northern VA  ...................................      37,891
            Baltimore, MD  .................................      23,352
            Los Angeles, CA.................................      59,338
            Suburban Detroit, MI............................      31,207
            Chicago, IL.....................................      83,863
            Houston, TX.....................................       2,727
            Denver, CO......................................      29,246
            Metro Washington, D.C...........................      77,807
            Suburban Philadelphia, PA.......................      71,779
            San Diego, CA...................................       5,056
            Sacramento, CA..................................      39,712
            Oakland, CA.....................................      12,488
            Phoenix, AZ.....................................       5,575
                                                                --------
                                                                $744,457
                                                                ========

     One major tenant represented 10% of the Company's total rental income for the period October 22, 1996 through December 31, 1996. For the year ended December 31, 1997, all individual tenants represented less than 10% of the Company's total rental income.

(12)   SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES

     In connection with the Formation Transactions, Units valued at $65.9 million were issued in exchange for the Prentiss Group's interest in the Predecessor Company's Properties and Contracts of PPL. The net assets assumed in the exchange totaled approximately $5.2 million. In addition, 1,879,897 Common Shares valued at $20.00 per share were issued in exchange for certain limited partners' interests in the Operating Partnership. Additional paid-in capital was reduced by $.9 million of unamortized financing costs related to debt repaid with proceeds from the IPO. In 1996, $52 million of the net proceeds of the Company's IPO was allocated to minority interest. The remainder of the net proceeds increased Common Shares and additional paid-in capital.

                           PRENTISS PROPERTIES TRUST
                            AND PREDECESSOR COMPANY
                      NOTES TO CONSOLIDATED AND COMBINED
                             FINANCIAL STATEMENTS

     In addition to the above transactions, the Company also acquired the remaining 85% interest in the Park West C2 Property. The fair value of the assets acquired totaled $43 million and liabilities assumed totaled approximately $35 million and the resulting cash paid totaled approximately $8 million. On December 17, 1996, the Company declared a distribution totaling $7.3 million which was paid on January 17, 1997.

     During the period from October 22, 1996 through December 31, 1996, the Company acquired eight Properties (described in Note 1) and assumed certain assets and liabilities in the transactions. The acquisitions were recorded under the purchase method of accounting. The fair values of the acquired assets and liabilities recorded at the date of acquisition are as follows:

                                (in thousands)
                                                       Amount
                                                       ------
               Assets acquired                      $121,834
               Mortgage debt assumed                  (6,000)
               Other liabilities assumed              (2,599)
               Other acquisition credits                (511)
                                                    --------
                 Net cash paid                      $112,724
                                                    ========

          During the three months ended December 31, 1997, the Company declared cash distributions totaling $14.8 million. The distributions were paid January 16, 1998.

          During the year ended December 31, 1997, the Company assumed $33.9 million of mortgage debt and $1.9 million of net liabilities in connection with the acquisition of Properties during the period.

          During the year ended December 31, 1997, $5.0 million of the net proceeds of the Company's Follow-on Offering, Second Follow-on Offering and the Terramics Properties purchase were allocated to minority interest. The remainder of the net proceeds increased Common Shares and additional paid-in capital.

     In addition, during the year ended December 31, 1997, the Company issued Units valued at $14.2 million in conjunction with the acquisition of the Terramics Properties.

(13)   RELATED PARTY TRANSACTIONS

     The Company owns a 95% economic interest in the Manager which is not consolidated in these financial statements. The Manager incurs certain personnel and other overhead-related expenses on behalf of the Company which is subsequently reimbursed to the Manager. Such expenses totaled $1.3 million and $1.4 million for the year ended December 31, 1997 and the period October 22, 1996 through December 31, 1996, respectively. In addition, the Company funded certain costs of the Manager totaling approximately $10.6 million and $2.6 million during the respective periods. The net unreimbursed cost has been included in Other receivables (affiliates) on the balance sheet and is detailed below:

                                                                             (in thousands)
                                                                                         FOR THE PERIOD
                                                               FOR THE YEAR ENDED     OCT. 22, 1996 THROUGH
                                                                  DEC. 31, 1997            DEC. 31, 1996
                                                                  -------------            -------------
       Capital funding due from affiliates.................         $ 6,359                   $  2,566
       Acquisition and development fees and commissions
        due to affiliates..................................          (3,737)                      (761)
       Payroll and staff benefits due to affiliates........            (648)                      (257)
       Other amounts due to affiliates.....................             (46)                      (202)
                                                                    -------                    -------
                                                                    $ 1,928                   $  1,346
                                                                    =======                    =======

                           PRENTISS PROPERTIES TRUST
                            AND PREDECESSOR COMPANY
                      NOTES TO CONSOLIDATED AND COMBINED
                             FINANCIAL STATEMENTS

(14)   EMPLOYEE BENEFIT PLAN (IN WHOLE DOLLARS)

     Effective October 16, 1987, the Predecessor Company adopted a 401(k) Savings Plan (the "Plan") for its employees. Under the Plan, as amended, employees, age 21 and older, are eligible to participate in the Plan after they have completed one year and 1,000 hours of service. Upon formation, the Company adopted the Plan and the terms of the Plan.

     Wages eligible for contribution to the Plan include bonuses, overtime pay and commissions. Participants who have authorized a pre-tax contribution of 2% or more may also elect to make an after-tax contribution of up to 8% of their wages.

     The Company matches 25% of the first $500 contributed by its employees. The cost to the Company for the year ended December 31, 1997 totaled $51,900. There was no cost to the Company for this matching for the period October 22, 1996 through December 31, 1996. The cost to the Predecessor Company totaled $35,000 for the period January 1, 1996 through October 21, 1996 and $36,000 for the year ended December 31, 1995. In addition, the Company elected to match employee contributions with a discretionary match for the year ended December 31, 1997 which totaled $25,000.

     Participants are immediately vested in their pre-tax and after-tax contributions, the Predecessor Company's matching contributions and earnings thereon.

     On January 24, 1997, the Company filed a Form S-8 registering 500,000 Common Shares in connection with the Company's share purchase plan("Share Purchase Plan"). The Share Purchase Plan enables eligible employees to purchase shares, subject to certain restrictions, of the Company at a 15% discount to fair market value. A total of 7,671 Common Shares were issued in accordance with the plan during the year ended December 31, 1997. No shares were issued pursuant to the plan during the period October 22, 1996 through December 31, 1996.

(15)   SHARE INCENTIVE PLAN

     Stock-Based Compensation Plans

          The Company sponsors the "Prentiss Properties Trust Trustees' Share Incentive Plan" (the "Trustees' Automatic Grant Plan") and the "Prentiss Properties Trust 1996 Share Incentive Plan" (the "Employees Plan") (collectively, the "Plans"), which are stock-based incentive compensation plans as described below. The Company applies APB Opinion 25 and related Interpretations in accounting for the Plans. In 1995, the FASB issued FASB Statement No. 123 "Accounting for Stock-Based Compensation" ("FAS No. 123") which, if fully adopted by the Company, would change the methods the Company applies in recognizing the cost of its Plans. Adoption of the cost recognition provisions of FAS No. 123 is optional and the Company has decided not to elect these provisions of FAS No. 123. However, pro forma disclosures as if the Company adopted the cost recognition provisions of FAS No. 123 in 1995 are required by FAS No. 123 and are presented below.

          Under the Plans, the Company is authorized to issue Common Shares or cash pursuant to "Awards" granted in the form of non-qualified stock options not intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, restricted or non-restricted shares, stock appreciation rights ("SARs"), and performance shares. Awards may be granted to selected employees and Trustees of the Company or an affiliate. In 1996 and 1997, the Company granted non-qualified stock options under the Plans.

The Trustees' Automatic Grant Plan

          Under the Trustees' Automatic Grant Plan, the Company grants non-qualified stock options to Trustees automatically at specified dates. Each Trustee in office on October 16, 1996 was granted 10,000 non-qualified stock options. Trustees who are later first elected or appointed to the Board are also granted 10,000 non-qualified stock options on the first day of the fiscal quarter coinciding with or immediately following the date elected or appointed.

                           PRENTISS PROPERTIES TRUST
                            AND PREDECESSOR COMPANY
                      NOTES TO CONSOLIDATED AND COMBINED
                             FINANCIAL STATEMENTS

These Awards vest 25% per year on each annual Board meeting following the date of grant, commencing with the first Board meeting following the date of grant.

     In addition, commencing in 1997, on the first day of each fiscal quarter, the Company issues to each Trustee on that date Common Shares having an aggregate value of $2,500, based on the per share value of the Common Shares on the date of grant. These Common Shares shall be 100% vested at grant.

     In 1997, the Company issued a total of 50,000 non-qualified stock options and 1,195 Common Shares to the Trustees.

The Employees' Plan

     Under the Employees' Plan, the Company is authorized to issue, in the discretion of the Plan Administrator, Awards with respect to a maximum of 2,030,000 Common Shares. Awards may be granted to employees of the Company or an affiliate and Trustees who are also employees of the Company or an affiliate. No participant may be granted, in any calendar year, Awards in the form of stock options or SARs with respect to more than 390,000 Common Shares or restricted share Awards for more than 50,000 Common Shares. The Plan Administrator has broad discretion in determining the vesting terms and other terms applicable to Awards granted under the Plan.

     The exercise price of each option granted during 1997 and 1996 was equal to the fair market value of the Common Shares on the date of grant. These options vest 33-1/3% per year on each anniversary of the date of grant, commencing with the first anniversary of the date of grant.

     A summary of the status of the Company's stock options as of December 31, 1997 and 1996 and the changes during the year ended on those dates is presented below:

                                                             1997                                       1996
                                            ----------------------------------------   -----------------------------------------
                                                # SHARES OF           WEIGHTED            # SHARES OF             WEIGHTED
                                                UNDERLYING             AVERAGE             UNDERLYING             AVERAGE
                                                  OPTIONS          EXERCISE PRICES          OPTIONS           EXERCISE PRICES
                                                ----------         ---------------        -----------         ---------------
Outstanding at beginning of the year....         1,651,938            $20.82
Granted.................................           636,499            $25.08               1,651,938             $20.82
Exercised...............................             9,500            $20.63
Forfeited...............................            84,522            $20.86
Expired.................................
                                                ----------                                ----------
Outstanding at end of year..............         2,194,415            $22.06               1,651,938             $20.82
                                                ==========                                ==========
Exercisable at end of year..............           525,317            $20.76
                                                ==========                                ==========
  Weighted-average fair value...........                     $ 1.42                                     $ 1.62
                                                               ====                                       ====

     The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                              1997                1996
                                              ----                ----
                         Expected term:          5                   5
               Expected dividend yield:          8%                  8%
                   Expected volatility:      13.11%              16.06%
               Risk-free interest rate:       6.28%               6.50%

     As of December 31, 1997, there were 2,194,415 options outstanding with a weighted-average remaining contractual life of 9.04 years.

                           PRENTISS PROPERTIES TRUST
                            AND PREDECESSOR COMPANY
                      NOTES TO CONSOLIDATED AND COMBINED
                             FINANCIAL STATEMENTS

     Had the compensation cost for the Company's stock-based compensation plans been determined consistent with FAS No. 123, the Company's net income and net income per common share for 1997 would approximate the pro forma amounts below:

                                                             (amounts in thousands, except per share data)
                                                  AS REPORTED         PRO FORMA         AS REPORTED         PRO FORMA
                                                   12/31/97            12/31/97          12/31/96            12/31/96
                                                   --------           ---------          ---------          ---------
FAS No. 123 charge...........................                          $    894                             $     143
APB 25 charge................................
Net income...................................      $  36,921             36,027          $   4,996              4,853
Net income per Common Share-basic............           1.48               1.45                .25                .24
Net income per Common Share-diluted..........           1.46               1.42                .25                .24

     The effects of applying FAS No. 123 in this pro forma disclosure are not indicative of future amounts. FAS No. 123 does not apply to awards prior to 1995.

(16)   CAPITAL SHARES

     The Board of Trustees is authorized to provide for the issuance of 20,000,000 preferred shares ("Preferred Shares") in one or more series, to establish the number of shares in each series and to fix the designation, powers, preferences and rights of each such series and the qualifications, limitations or restrictions thereof. As of December 31, 1997, 2,830,189 Preferred Shares were issued and outstanding. Each share of the Series A Convertible Preferred Shares are convertible at the shareholder's option to one Common Share, subject to certain adjustments, and may not be redeemed by the Company before December 29, 2004. At December 31, 1997, all dividends then payable on the Series A Convertible Preferred Shares had been paid.

     The outstanding Units are redeemable at the option of the holder for a like number of Common Shares, or at the option of the Company, the cash equivalent thereof. Total Units outstanding at December 31, 1997, were 3,820,175.

(17)   EARNINGS PER SHARE

     The Company calculates Earnings per Share in accordance with Statement of Financial Accounting Standards ("FAS"), No. 128, "Earnings per Share" ("FAS No. 128"). FAS No. 128 requires a dual presentation of basic and diluted Earnings per Share on the face of the income statement. Additionally, FAS No. 128 requires a reconciliation of the numerator and denominator used in computing basic and diluted Earnings per Share.

                      (in thousands, except per share data)

Reconciliation of Earnings per Share Numerator                 YEAR ENDED
                                                              DEC. 31, 1997
                                                              --------------
Net Income for the year ended 12/31/97                              $36,946
Preferred Dividends                                                     (25)
                                                              -------------
Net Income Available to Common Shareholders                         $36,921


Reconciliation of Earnings per Share Denominator

Weighted Average Common Shares Outstanding at 12/31/97               24,930

Basic Earnings per Share                                            $  1.48
                                                              =============

                           PRENTISS PROPERTIES TRUST
                            AND PREDECESSOR COMPANY
                      NOTES TO CONSOLIDATED AND COMBINED
                             FINANCIAL STATEMENTS

Dilutive Effect of Common Share Equivalents

Options                                                                 361
Preferred Shares                                                         16
                                                              -------------
Total Common Share Equivalents                                          377

Weighted Average Common Shares Outstanding                           24,930
                                                              -------------
Weighted Average Common Shares and Common Share
 Equivalents                                                         25,307


Diluted Earnings Per Share                                          $  1.46
                                                              =============

(18)   EXTRAORDINARY ITEM

     The extraordinary item represents a charge from write-offs of deferred financing fees, in the amount of $.9 million during the year ended December 31, 1997.

(19)   COMMITMENTS AND CONTINGENCIES (IN WHOLE DOLLARS)

  Legal Matters

     The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. Management believes that the final outcome of such matters will not have a material adverse effect on the financial position, results of operations or liquidity of the Company.

  Environmental Matters

     The Company obtained Phase I environmental site assessments ("ESAs") for all properties involved in the IPO. The ESAs for the industrial Properties located in Milwaukee, Wisconsin, revealed lead contamination near the property lines of two of the buildings and the development parcel adjacent to the site. The ESA states that the contamination is probably the result of unauthorized dumping of contaminated soil by the owner of a vacant lot located between the two buildings and the development parcel. The dumping occurred prior to the acquisition of the Milwaukee industrial Properties by the Predecessor Company. Upon discovery of the unauthorized dumping, the Predecessor Company brought suit against the owner of the vacant lot, the generators of the contaminated soil and the prior owner of the Properties. The contaminated soil consists of foundry sand which was found to contain lead in excess of acceptable trace levels. According to the ESA, the contamination does not affect the groundwater and is not likely to migrate or leech into adjoining land. During 1996, a settlement to the lawsuit was finalized and was approved by the court. In accordance with the Settlement, (i) the Operating Partnership transferred the affected areas ( a total of approximately 1.2 acres) to the owner of the vacant lot in exchange for $100,000 (in whole dollars) and (ii) the owner of the vacant lot and the generators of the contaminated soil agreed to assume all responsibility for the remediation of the contaminated soil. The court has entered a finding that the Operating Partnership was not in the chain of title of the contaminated area. It is management's opinion that any future outcome of this environmental matter will not have a material impact on the financial statements.

     Certain land (the "Plant Site") in the vicinity of and underlying the Los Angeles industrial Properties, was formerly the site of a synthetic rubber manufacturing plant (the "Plant") owned by the United State Government and subsequently owned or operated by numerous companies, including Shell Oil Company ("Shell") and Dow Chemical Company ("Dow"). During the operation of the Plant, wastes were disposed of in pits and ponds located south of the Properties (the "Plant Site Affected Area").

                           PRENTISS PROPERTIES TRUST
                            AND PREDECESSOR COMPANY
                      NOTES TO CONSOLIDATED AND COMBINED
                             FINANCIAL STATEMENTS

          On September 25, 1997, the Company was notified that an undefined area, which may or may not include the Los Angeles industrial Properties, associated with the operation of the Plant would be listed on the National Properties List (the "NPL") effective October 27, 1997. At this time, the EPA has not indicated the precise boundaries of the NPL site. The Company is currently evaluating the legal basis for challenging the listing. All past and present owners of the land underlying the Los Angeles industrial Properties, including the United States Government, Dow, Shell and the former owner, LAPCO industrial Parks ("LAPCO"), from whom the Company purchased the Los Angeles industrial Properties, are potentially responsible parties for the investigation and remediation of the Plant Site. Shell has agreed to (i) indemnify and hold harmless any successor of LAPCO, including the Company and any subsequent purchasers, tenants and lenders, from any liability relating to clean up or remediation costs for the Plant Site or for any contamination resulting from the Plant Site, and (ii) indemnify and hold harmless LAPCO and any successor to LAPCO, including the Company, from any liability arising out of any third-party tort claims for personal injury or property damage.

          Except as noted above, the ESAs have not revealed any environmental condition, liability or compliance concern that the Company believes have a material adverse affect on the Company's business, assets or results of operations, nor is the Company aware of any such condition, liability or concern. It is possible that the ESAs relating to any one of the Properties or the properties to be acquired do not reveal all environmental conditions, liabilities or compliance concerns or that there are material environmental conditions, liabilities or compliance concerns that arose at such property after the related ESA report was completed of which the Company is otherwise unaware.

          The Company is party to several construction contracts as part of its development activities. The following properties are currently under development:

                                                                 SQUARE                                           ESTIMATED
               PROPERTY                   LOCATION               FOOTAGE            ESTIMATED COSTS            COMPLETION DATE
               --------                   --------               -------            ---------------            ---------------
                                                                                        ($000's)
2500 Cumberland Parkway              Atlanta, GA                    145,000            $ 20,090                   April 1998
The WestPoint Office Building        Dallas, TX                     149,679              19,665                   April 1998
Executive Center Del Mar             San Diego, CA                  111,596              18,950                     May 1998
IBM Call Center                      Dallas, TX                     150,000              18,565                    July 1998
3130 Fairview Park Drive             Northern Virginia              183,097              31,101                December 1998
375 N. Fairway Dr.                   Chicago, IL                    136,200               6,600                December 1997/(1)/
5170-5270 6th Street                 Milwaukee, WI                  163,200               5,900                November 1997/(1)/
Airworld Expansion                   Kansas City, MO                150,022               5,009                   March 1998
225 N. Fairway Dr.                   Chicago, IL                    111,634               5,500                   March 1998
                                                                  ---------            --------
  Total Development in Process                                    1,300,428            $131,380
                                                                  =========            ========

(1) Although development was completed prior to year-end, these buildings were in the "lease-up" stage at December 31, 1997. Thus, projects are categorized as under development at December 31, 1997.

(20)  RECENTLY ISSUED ACCOUNTING STANDARDS

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

          FAS No. 131 requires disclosure of segment data in an entity's annual financial statements and selected segment information in their quarterly report to shareholders. FAS No. 131 also requires entity-wide disclosures

                           PRENTISS PROPERTIES TRUST
                            AND PREDECESSOR COMPANY
                      NOTES TO CONSOLIDATED AND COMBINED
                             FINANCIAL STATEMENTS

about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. FAS No. 131 supersedes FAS No. 14, "Financial Reporting for Segments of a Business Enterprise," and is effective for fiscal years beginning after December 15, 1997. The Company believes that upon implementation, FAS No. 131 will not have a material impact on the financial statements of the Company.

(21)  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

          The following scheduled is a summary of the quarterly results of operations for the year ended December 31, 1997 and the period October 22, 1996 to December 31, 1996:

                                                           (amounts in thousands, except per share data)
                                                      FIRST       SECOND      THIRD       FOURTH
                                                     QUARTER     QUARTER     QUARTER     QUARTER       TOTAL
                                                     -------     -------     -------     -------       -----
Year Ended December 31, 1997
Revenue..........................................      $22,654     $29,778     $35,580     $43,716     $131,728
Income from Operations...........................        8,379      10,171      11,414      12,454       42,418
Net Income.......................................        7,080       9,147      10,116      10,603       36,946
Net Income per Common Share-basic................         0.35        0.37        0.38        0.38         1.48
Net income per Common Share-diluted..............         0.35        0.37        0.38        0.36         1.46

                                                                                         FOURTH
                                                                                         QUARTER       TOTAL
                                                                                         -------       -----
Period October 22, 1996 to December 31, 1996
Revenue..........................................                                          $13,787     $ 13,787
Income from Operations...........................                                            5,840        5,840
Net Income.......................................                                            4,996        4,996
Net Income per Common Share-basic................                                             0.25         0.25
Net income per Common Share-diluted..............                                             0.25         0.25

(22)  PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

          Due to the impact of the Follow-on Offerings and the Properties acquired during 1997, the 1997 historical results of operations are not indicative of future results of operations. The following Pro Forma Condensed Statements of Income for the years ended December 31, 1997 and 1996 are presented as if the IPO and related formation transactions, Follow-on Offerings and property acquisitions had occurred at January 1, 1996, and therefore include pro forma information. The pro forma information is based upon historical information and does not purport to present what actual results would have been had such transactions, in fact, occurred at January 1, 1996, or to project results for any future period.

                                                        (in thousands, except per share data)
                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                               1997             1996
                                                               ----             ----
Total revenues.....................................           $200,979        $187,316
Property operating and maintenance.................             46,556          46,537
Real estate taxes..................................             20,363          18,789
General and administrative.........................              3,185           2,615
Personnel costs, net...............................              3,658           2,704
Interest expense...................................             40,787          40,787
Amortization of deferred financing costs...........                848             848
Depreciation and amortization......................             33,200          33,200
Equity in joint venture and

                           PRENTISS PROPERTIES TRUST
                            AND PREDECESSOR COMPANY
                      NOTES TO CONSOLIDATED AND COMBINED
                             FINANCIAL STATEMENTS

    unconsolidated subsidiaries....................              5,515           6,040
                                                              --------        --------
Income before minority interest....................             57,897          47,876
Minority interest..................................             (6,399)         (5,308)
                                                              --------        --------
Net income.........................................             51,498          42,568
Preferred dividends................................             (4,528)         (4,528)
Net income attributable to common
    shareholders...................................             46,970          38,040
Net income per Common Share
    basic..........................................           $   1.42        $   1.15
                                                              ========        ========
Net income per Common Share
    diluted........................................           $   1.40        $   1.13
                                                              ========        ========

(23)   SUBSEQUENT EVENTS

          On January 9, 1998, the Company acquired a single Class "A" office Property containing 141,139 square feet located in the suburban Philadelphia, Pennsylvania, area. The purchase price of the Property, excluding closing costs, totaled approximately $13.8 million.

          On January 13, 1998, the Company acquired six industrial Properties containing 382,234 square feet located in the San Jose, California, area. The purchase price of the Properties, excluding closing costs, totaled approximately $26.6 million.

          On January 30, 1998, the Company acquired a single Class "A" office Property containing 234,222 square feet located in Denver, Colorado. The purchase price of the Property, excluding closing costs, totaled approximately $31.0 million.

          On February 2, 1998, the Company closed a direct private placement of 1,100,000 Common Shares with an affiliate of Union Bank of Switzerland ("UBS"). The Common Shares were priced at a gross price of $27.00 per share based on the market price of the Company's Common Shares on the day the transaction was consummated. In a separate transaction, Prentiss Properties Trust entered into a forward agreement with an affiliate of UBS which provides that the term of one year from the closing date, the Company will have the right to transact a share settlement based on the then market price for Common Shares. Alternatively, the Company may complete a settlement for cash.

          On February 3, 1998, the Company reached an agreement to refinance the $140 million loan collateralized by the Broadmoor Austin Properties. The new loan agreement, signed with an affiliate of Lehman Brothers Inc., is a non-recourse loan with an interest rate of 7.04%, a term of 13 years and is collateralized by the Broadmoor Austin Properties. The borrower under the loan is Broadmoor Austin Associates, a joint venture between Prentiss Properties and IBM, in which Prentiss Properties owns an approximate 50% interest.

          On February 3, 1998, the Company reached an agreement to refinance of the $10 million loan collateralized by the Walnut Glen Tower Property. The new loan agreement, for total funds of $35 million, is for seven years with an option to extend for one additional year at a fixed rate of 6.92%. The existing $10 million loan had a rate of 7.50%.

          On February 5, 1998, the Company acquired 50 Class "A" office/industrial flex Properties containing 1,162,000 square feet located in the San Diego, California, area. The purchase price of the Properties, excluding estimated closing costs, totaled approximately $89.5 million.

          In connection with the IPO, certain entities affiliated with the Company (PDO Three, Inc.; Prentiss O'Hare Illinois, Inc.; Prentiss Property Acquisition, Inc.; and Prentiss Properties Holding, Inc. [the "Merged Entities"]) received Units in exchange for assets contributed to the Operating Partnership. In February of 1998, (i) the Merged Entities distributed 113,500 Units to certain employees of the Merged Entities (the "Merged Entity Employees"), (ii)

                           PRENTISS PROPERTIES TRUST
                            AND PREDECESSOR COMPANY
                      NOTES TO CONSOLIDATED AND COMBINED
                             FINANCIAL STATEMENTS

the Company issued 2,432,541 Common Shares in exchange for all of the capital stock of the Merged Entities to the owners of the Merged Entities (the "Merged Entity Owners"), and (iii) the Merged Entity Employees redeemed their 113,500 Units in exchange for an equal number of Common Shares. The Company agreed to file with the SEC a Registration Statement, with respect to the resale of the Common Shares by the Merged Entity Owners and Merged Entity Employees.

          On February 12, 1998, the Company closed two direct placements of registered Common Shares resulting in net proceeds of approximately $47 million. The Company placed 1,816,006 Common Shares of beneficial interest at $27.25 per share. The Common Shares were underwritten/sold in two separate transactions by Prudential Securities Incorporated ("Prudential") and Salomon Smith Barney. Prudential underwrote 922,676 Common Shares and Salomon Smith Barney underwrote 893,330 Common Shares. The proceeds will be used for future real estate acquisitions.

          On February 18, 1998, the Company closed a direct placement of registered Common Shares resulting in net proceeds of approximately $30.9 million. The Company placed 1,198,157 Common Shares of beneficial interest at $27.13 per share. The registered Common Shares were underwritten by AG Edwards. The proceeds will be used for future real estate acquisitions.

                                                                    Schedule III
                           PRENTISS PROPERTIES TRUST
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1997
                            (dollars in thousands)

                                                                                                                       COSTS
                                                                                         INITIAL COST                CAPITALIZED
                                                                              --------------------------------
                                                                                               BUILDINGS AND          SUBSEQUENT
       PROPERTY NAME               LOCATION                 ENCUMBRANCES           LAND         IMPROVEMENTS        TO ACQUISITION
       -------------               --------                 ------------           ----         ------------        --------------
OFFICE PROPERTIES:
Cumberland Office Park                   Atlanta, GA        $         -          $    10,987     $   13,226              $   3,432
Crescent Centre                          Atlanta, GA             12,000                3,711         21,030                      9
5307 East Mockingbird                     Dallas, TX                  -                  870          1,976                  1,068
Walnut Glen Tower                         Dallas, TX             10,000                5,400         32,669                  3,493
Park West C-2                             Dallas, TX                  -                8,360         29,640                  6,238
Bachman East                              Dallas, TX                  -                1,305          8,773                      -
Bachman West                              Dallas, TX              3,060                  831          4,703                      -
Cottonwood Office Center                  Dallas, TX                  -                1,735          9,865                      -
Park West E-1                             Dallas, TX             12,100                2,857         16,499                      -
Park West E-2                             Dallas, TX              7,900                2,079         11,863                      -
Highland Court                            Denver, CO              5,118                1,594          9,035                      -
Panorama Point                            Denver, CO                  -                1,245          7,054                      -
Pacificare Building                       Denver, CO              6,000                3,043         17,448                    164
8521 Leesburg Pike                       Northern VA                  -                2,130          5,955                  4,425
3141 Fairview Park Drive                 Northern VA             12,800                4,000         15,980                    351
4401 Fair Lakes Court                    Northern VA              3,200                  936          5,248                     44
2411 Dulles Corner Park                  Northern VA             16,700                3,971         22,501                    324
2455 Horsepen Road                       Northern VA                  -                2,098         11,888                    170
Calverton Office Park                    Northern VA                  -                2,894         25,180                    883
Research Office Center                   Northern VA                  -                5,763         32,669                      -
Gateway Internaitonal                    Northern VA                  -                2,240         19,921                    251
7101 Wisconsin Avenue                    Northern VA                  -                5,183         29,368                      -
Centerpointe               Suburban Philadelphia, PA                  -                  848          4,806                      -
Lake Center                Suburban Philadelphia, PA             10,150                2,227         12,622                      -
Southpoint                 Suburban Philadelphia, PA             25,751                6,685         37,875                    (49)
Valleybrooke               Suburban Philadelphia, PA             27,600                5,988         33,930                      -
Woodland Falls             Suburban Philadelphia, PA             10,200                4,028         22,828                      -
Regents Centre                           Phoenix, AZ                  -                3,044          6,974                     52
Glendale Federal Bank Bldg           Los Angeles, CA                  -                3,454         19,572                      -
The Academy                          Los Angeles, CA             17,600                4,661         18,456                    197
World Savings Center                     Oakland, CA                  -                                   -                     26
Natomas Corporate Center              Sacramento, CA             51,900               11,231         63,187                    467
Carlsbad Pacific Center                San Diego, CA                  -                4,217          9,840                     11
One Northwestern Plaza                Southfield, MI             17,800                4,113         23,335                      1
Corporetum Office Campus                 Chicago, IL             35,000                7,645         42,953                    377
Seven Mile Crossing             Suburban Detroit, MI             15,500                    -         21,884                    283
1717 Deerfield Road                      Chicago, IL             14,200                3,237         18,556                      6
O'Hare Plaza II                          Chicago, IL             11,400                3,861         22,131                     11

INDUSTRIAL PROPERTIES:
8869 Greenwood                         Baltimore, MD                  -                  425          1,701                    433
1329 Western Avenue                    Baltimore, MD                  -                  800          4,854                    306
Deep Run 1&2                           Baltimore, MD                  -                1,400          3,947                    727
4611 Mercedes Drive                    Baltimore, MD                  -                  865          4,600                    652
9050 Junction Drive                    Baltimore, MD                  -                  690          3,908                      -
Route 100-San Tomas Rd                 Baltimore, MD                  -                  831          4,663                    108
                                                                 GROSS AMOUNT
                                                            CARRIED AT CLOSE OF PERIOD
                                                    ----------------------------------------
                                                        LAND AND    BUILDING AND                 ACCUMULATED        DATE OF
       PROPERTY NAME              LOCATION            IMPROVEMENTS  IMPROVEMENTS        TOTAL   DEPRECIATION     CONSTRUCTION
       -------------              --------            ------------  ------------        -----   ------------     ------------
OFFICE PROPERTIES:
Cumberland Office Park                   Atlanta, GA    $   10,476      $ 17,169      $  27,645    $   3,300        1972-1980
Crescent Centre                          Atlanta, GA         3,711        21,039         24,750          395             1986
5307 East Mockingbird                     Dallas, TX           874         3,040          3,914          399             1979
Walnut Glen Tower                         Dallas, TX         6,712        34,850         41,562        4,471             1985
Park West C-2                             Dallas, TX         9,696        34,542         44,238        1,839             1989
Bachman East                              Dallas, TX         1,305         8,773         10,078          283             1986
Bachman West                              Dallas, TX           831         4,703          5,534           73             1986
Cottonwood Office Center                  Dallas, TX         1,735         9,865         11,600          293             1986
Park West E-1                             Dallas, TX         2,857        16,499         19,356          491             1982
Park West E-2                             Dallas, TX         2,079        11,863         13,942          353             1985
Highland Court                            Denver, CO         1,594         9,035         10,629           12             1986
Panorama Point                            Denver, CO         1,245         7,054          8,299            -             1983
Pacificare Building                       Denver, CO         3,045        17,610         20,655          449             1983
8521 Leesburg Pike                       Northern VA         2,259        10,251         12,510          853             1984
3141 Fairview Park Drive                 Northern VA         4,007        16,324         20,331          735             1988
4401 Fair Lakes Court                    Northern VA           936         5,292          6,228          137             1988
2411 Dulles Corner Park                  Northern VA         3,973        22,823         26,796          607             1990
2455 Horsepen Road                       Northern VA         2,099        12,057         14,156          303             1989
Calverton Office Park                    Northern VA         2,894        26,063         28,957          222             1987
Research Office Center                   Northern VA         5,763        32,669         38,432          253             1984
Gateway Internaitonal                    Northern VA         2,240        20,172         22,412          148             1989
7101 Wisconsin Avenue                    Northern VA         5,183        29,368         34,551            -             1991
Centerpointe               Suburban Philadelphia, PA           839         4,806          5,645           23             1987
Lake Center                Suburban Philadelphia, PA         2,227        12,622         14,849           60       1986, 1989
Southpoint                 Suburban Philadelphia, PA         6,685        37,826         44,511          147        1986-1997
Valleybrooke               Suburban Philadelphia, PA         5,988        33,930         39,918          160        1984-1997
Woodland Falls             Suburban Philadelphia, PA         4,028        22,828         26,856          108        1986-1989
Regents Centre                           Phoenix, AZ         3,044         7,026         10,070           73             1987
Glendale Federal Bank Bldg           Los Angeles, CA         3,454        19,572         23,026           41             1991
The Academy                          Los Angeles, CA         4,661        18,653         23,314          197             1991
World Savings Center                     Oakland, CA             -            26             26            -             1985
Natomas Corporate Center              Sacramento, CA        11,231        63,654         74,885        1,191             1987
Carlsbad Pacific Center                San Diego, CA         4,217         9,851         14,068           32             1986
One Northwestern Plaza                Southfield, MI         4,113        23,336         27,449          694             1989
Corporetum Office Campus                 Chicago, IL         7,645        43,330         50,975          712        1984-1987
Seven Mile Crossing             Suburban Detroit, MI             -        22,167         22,167          320        1988-1990
1717 Deerfield Road                      Chicago, IL         3,237        18,562         21,799          491             1985
O'Hare Plaza II                          Chicago, IL         3,861        22,142         26,003          582             1986

INDUSTRIAL PROPERTIES:
8869 Greenwood                         Baltimore, MD           425         2,134          2,559          328        1986-1987
1329 Western Avenue                    Baltimore, MD           836         5,124          5,960          656             1988
Deep Run 1&2                           Baltimore, MD         1,400         4,674          6,074          585             1988
4611 Mercedes Drive                    Baltimore, MD           898         5,219          6,117          588             1990
9050 Junction Drive                    Baltimore, MD           690         3,908          4,598          156             1989
Route 100-San Tomas Rd                 Baltimore, MD           831         4,771          5,602          125             1974
                                                                                 DEPRECIABLE
                                                                        DATE        LIVES
       PROPERTY NAME            LOCATION                              ACQUIRED     (YEARS)
       -------------            --------                              --------     -------
OFFICE PROPERTIES:
Cumberland Office Park                   Atlanta, GA                   1/16/91       (1)
Crescent Centre                          Atlanta, GA                    4/8/97       (1)
5307 East Mockingbird                     Dallas, TX                   1/28/93       (1)
Walnut Glen Tower                         Dallas, TX                    1/1/94       (1)
Park West C-2                             Dallas, TX                    9/5/95       (1)
Bachman East                              Dallas, TX                   8/20/96       (1)
Bachman West                              Dallas, TX                    6/4/97       (1)
Cottonwood Office Center                  Dallas, TX                  10/24/96       (1)
Park West E-1                             Dallas, TX                  10/23/96       (1)
Park West E-2                             Dallas, TX                  10/23/96       (1)
Highland Court                            Denver, CO                  12/12/97       (1)
Panorama Point                            Denver, CO                  12/30/97       (1)
Pacificare Building                       Denver, CO                  12/20/96       (1)
8521 Leesburg Pike                       Northern VA                   8/17/94       (1)
3141 Fairview Park Drive                 Northern VA                   2/22/96       (1)
4401 Fair Lakes Court                    Northern VA                   1/14/97       (1)
2411 Dulles Corner Park                  Northern VA                  12/31/96       (1)
2455 Horsepen Road                       Northern VA                  12/31/96       (1)
Calverton Office Park                    Northern VA                   8/27/97       (1)
Research Office Center                   Northern VA                    9/9/97       (1)
Gateway Internaitonal                    Northern VA                   9/15/97       (1)
7101 Wisconsin Avenue                    Northern VA                  12/30/97       (1)
Centerpointe               Suburban Philadelphia, PA                  10/22/97       (1)
Lake Center                Suburban Philadelphia, PA                  10/22/97       (1)
Southpoint                 Suburban Philadelphia, PA                  10/22/97       (1)
Valleybrooke               Suburban Philadelphia, PA                  10/22/97       (1)
Woodland Falls             Suburban Philadelphia, PA                  10/22/97       (1)
Regents Centre                           Phoenix, AZ                   7/31/97       (1)
Glendale Federal Bank Bldg           Los Angeles, CA                   12/1/97       (1)
The Academy                          Los Angeles, CA                   7/31/97       (1)
World Savings Center                     Oakland, CA                   7/29/97       (1)
Natomas Corporate Center              Sacramento, CA                    4/2/97       (1)
Carlsbad Pacific Center                San Diego, CA                  11/13/97       (1)
One Northwestern Plaza                Southfield, MI                  10/23/96       (1)
Corporetum Office Campus                 Chicago, IL                    5/6/97       (1)
Seven Mile Crossing             Suburban Detroit, MI                    6/4/97       (1)
1717 Deerfield Road                      Chicago, IL                  12/11/96       (1)
O'Hare Plaza II                          Chicago, IL                  12/13/96       (1)

INDUSTRIAL PROPERTIES:
8869 Greenwood                         Baltimore, MD                  12/27/93       (1)
1329 Western Avenue                    Baltimore, MD                   9/19/94       (1)
Deep Run 1&2                           Baltimore, MD                    9/1/94       (1)
4611 Mercedes Drive                    Baltimore, MD                  12/27/94       (1)
9050 Junction Drive                    Baltimore, MD                  10/22/96       (1)
Route 100-San Tomas Rd                 Baltimore, MD                   3/18/97       (1)

                          PRENTISS PROPERTIES TRUST                 Schedule III
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1997
                            (dollars in thousands)

                                                                                           Initial Cost            Costs
                                                                                    ---------------------------  Capitalized
                                                                                               Buildings and      Subsequent
Property name                        Location                   Encumbrances        Land       Improvements     to acquisition
-------------                        ---------                  ------------        ----       ------------     --------------
Northland Park                      Kansas City, MO               19,200            2,710         12,677             2,511
North Topping Street                Kansas City, MO                    -              425          1,505               429
Airworld Drive                      Kansas City, MO                    -              722          2,736                22
107th Terrace                       Kansas City, MO                    -              276          1,728               392
Nicholson III                            Dallas, TX                    -              700          1,758             1,124
1002 Avenue T                            Dallas, TX                    -              300          1,831               482
13425 Branchview                         Dallas, TX                    -              310          1,795               412
1625 Vantage                             Dallas, TX                    -              145          1,067               362
Six Flags Distribution                   Dallas, TX                    -            1,332          7,467                81
Westloop Business Park                  Houston, TX                    -              496          2,813                 -
Airport Properties                    Milwaukee, WI               28,300            1,649         11,783             5,850
Oakcreek Properties                   Milwaukee, WI                    -              494          3,795             2,175
Northwest Properties                  Milwaukee, WI                    -            1,030          8,357             7,603
5211 S. 3rd                           Milwaukee, WI                    -            1,465          8,304                 -
Duni Building                         Milwaukee, WI                    -            2,090         11,846                 -
155 Alexandra                           Chicago, IL                2,300              585          3,357                 2
Wood Dale 1&2                           Chicago, IL                2,900              716          4,109                 5
16801 South Exchange                    Chicago, IL                    -            1,573         10,137                65
Continental Exec. Park                  Chicago, IL                    -            1,196          3,520                 -
Oceanside Distribution Ctr.           San Diego, CA                    -                -              -                 -
Day Creek                           Los Angeles, CA                    -            1,076          6,017               410
Prentiss Commerce Ctr.              Los Angeles, CA                    -            9,220          7,159               226
Pacific Gateway Center              Los Angeles, CA               31,300            6,429         36,431               479
                                                             -----------      -----------    -----------       -----------
                                                                $409,979         $178,421       $885,305          $ 47,090
                                                             ===========      ===========    ===========       ===========

                                         Gross amount
                                  carried at close of perid
                                 -----------------------------                                                         Depreciable
                                   Land and        Building and                Accumulated     Date of       Date        lives
Property name                    Improvements      Improvements       Total    depreciation   construction  acquired    (years)
-------------                    ------------      ------------       ------   ------------   ------------  --------   -----------
Northland Park                       2,976            14,922          17,898        3,138       1975-1980     1/23/92     (1)
North Topping Street                   425             1,934           2,359          316       1975-1980      2/1/93     (1)
Drive                                  680             2,800           3,480          401       1975-1980     5/16/94     (1)
107th Terrace                          336             2,060           2,396          264       1975-1980     5/16/94     (1)
Nicholson III                          700             2,882           3,582          433            1981     9/16/92     (1)
1002 Avenue T                          349             2,264           2,613          381            1981      5/5/93     (1)
13425 Branchview                       353             2,164           2,517          336            1970     7/23/93     (1)
1625 Vantage                           208             1,366           1,574          202            1984     7/26/93     (1)
Six Flags Distribution               1,332             7,548           8,880          198            1988     3/19/97     (1)
Westloop Business Park                 496             2,813           3,309          112            1986    10/22/96     (1)
Airport Properties                   3,092            16,190          19,282        2,566       1970-1980     2/11/93     (1)
Oakcreek Properties                    835             5,629           6,464          847       1970-1979     2/11/93     (1)
Northwest Properties                 1,444            15,546          16,990        1,734       1973-1987     2/11/93     (1)
5211 S. 3rd                          1,465             8,304           9,769          226            1974     2/20/97     (1)
Duni Building                        2,090            11,846          13,936            -            1996    12/31/97     (1)
155 Alexandra                          585             3,359           3,944          121            1988    11/25/96     (1)
Wood Dale 1&2                          716             4,114           4,830          149            1988    11/25/96     (1)
16801 South Exchange                 1,573            10,202          11,775          183            1987     6/19/97     (1)
Continental Exec. Park               1,196             3,520           4,716            -            1997                 (1)
Oceanside Distribution Ctr.             -                  -               -            -            1991     12/9/97     (1)
Day Creek                            1,076             6,436           7,512           54            1997     3/25/97     (1)
Prentiss Commerce Ctr.               9,220             7,385          16,605          142       1968-1991     5/29/97     (1)
Pacific Gateway Center               6,429            36,910          43,339        1,455       1972-1984    10/22/96     (1)
                              ------------       -----------  --------------  -----------
                                 $ 183,400          $927,416     $ 1,110,816     $ 36,143
                              ============       ===========  ==============  ===========

______________
1)  Buildings & improvements - 25 to 40 years

                           PRENTISS PROPERTIES TRUST
                            AND PREDECESSOR COMPANY
                      NOTES TO CONSOLIDATED AND COMBINED
                             FINANCIAL STATEMENTS

     REAL ESTATE AND ACCUMULATED DEPRECIATION

                            (DOLLARS IN THOUSANDS)

A summary of activity for real estate and accumulated depreciation is as follows:

                                                                  1997            1996           1995
                                                                  ----            ----           ----
Real estate:
  Balance at beginning of year..............................   $  501,035       $153,148       $151,673
    Additions to and Improvement of Real estate  ...........      609,781        347,887          1,475
                                                               ----------       --------       --------
   Balance at end of year...................................   $1,110,816       $501,035       $153,148
                                                               ==========       ========       ========
Accumulated depreciation:
   Balance at beginning of year.............................       18,507         11,780          7,307
   Depreciation expense.....................................       17,636          6,727          4,473
                                                               ----------       --------       --------
     Balance at end of year.................................   $   36,143       $ 18,507       $ 11,780
                                                               ==========       ========       ========