Form 10-Q
period 1998-03-31
PRENTISS PROPERTIES TRUST/MD
filed 1998-05-13
CIK 1011699

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                   FORM 10-Q




                 Quarterly Report under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934



For the Quarter Ended March 31, 1998             Commission File Number  1-14516


                           PRENTISS PROPERTIES TRUST
            (Exact Name of Registrant as Specified in its Charter)



           MARYLAND                                          75-2661588
(State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                          Identification No.)




         3890 West Northwest Highway, Suite 400, Dallas, Texas  75220
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

                         Yes  X              No
                             ---                ---

The number of Common Shares of Beneficial Interest, $0.01 par value, outstanding as of May 12, 1998, was 39,869,603 and the number of outstanding Participating
  Cumulative Redeemable Preferred Shares of Beneficial Interest, Series A, was
                                   3,773,585.

                           PRENTISS PROPERIES TRUST


                                     INDEX
                                     -----

PART I:   FINANCIAL INFORMATION                                      PAGE NUMBER
                                                                     -----------

          Item 1.   Financial Statements

                    Consolidated Balance Sheets of Prentiss
                    Properties Trust at March 31, 1998
                    (unaudited) and December 31, 1997                      3


                    Consolidated Statements of Income of
                    Prentiss Properties Trust for the three
                    month periods ended March 31, 1998
                    and 1997 (unaudited)                                   4

                    Consolidated Statements of Cash Flows
                    of Prentiss Properties Trust for the
                    three month periods ended March 31, 1998
                    and 1997 (unaudited)                                   5

                    Notes to Consolidated Financial Statements          6-12

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations      13-17

          Item 3.   Quantitative and Qualitative Disclosures
                    about Market Risk                                     17

PART II:  OTHER INFORMATION

          Item 1.   Legal Proceedings                                     18
          Item 2.   Changes in Securities                                 18
          Item 3.   Defaults Upon Mortgages and Notes Payable             18
          Item 4.   Submission of Matters to a Vote of Security Holders   18
          Item 5.   Other Information                                     18
          Item 6.   Exhibits and Reports on Form 8-K                   18-19

SIGNATURE                                                                 20

                           PRENTISS PROPERTIES TRUST
                          CONSOLIDATED BALANCE SHEETS

                   (dollars in thousands, except share data)

                                                                     MARCH 31,    DECEMBER 31,
                                                                       1998           1997
                                                                    ----------    ------------
                                                                    (UNAUDITED)
                             ASSETS

Real estate.....................................................    $1,349,356     $1,170,992
   Less: accumulated depreciation...............................       (42,702)       (36,143)
                                                                    ----------     ----------
                                                                     1,306,654      1,134,849

Deferred charges and other assets, net..........................        27,118         24,636
Mortgage note receivable........................................        35,986         36,331
Receivables, net................................................        14,388         10,865
Cash and cash equivalents.......................................        10,361          7,075
Escrowed cash...................................................         5,299          4,524
Other receivables (affiliates)..................................           218          1,928
Investments in joint venture and unconsolidated subsidiary......        14,008         19,638
                                                                    ----------     ----------
  Total assets..................................................    $1,414,032     $1,239,846
                                                                    ==========     ==========

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Debt on real estate...........................................    $  460,009     $  420,030
  Accounts payable and other liabilities........................        33,111         35,795
  Distributions payable.........................................        17,650         14,782
                                                                    ----------     ----------
     Total liabilities..........................................       510,770        470,607
                                                                    ----------     ----------

Minority interest in operating partnership......................        29,418         71,547
                                                                    ----------     ----------
Minority interest in real estate partnerships...................         1,091          1,060
                                                                    ----------     ----------
Commitments and contingencies

Shareholders' equity:
  Preferred shares $.01 par value, 20,000,000 shares
   authorized, 3,773,585 and 2,830,189 shares issued and
   outstanding at March 31, 1998 and December 31, 1997,
   respectively.................................................       100,000         75,000
  Common shares $.01 par value, 100,000,000 shares
   authorized, 39,861,270 and 33,191,483 shares issued
   and outstanding at March 31, 1998 and
   December 31, 1997, respectively..............................           399            332
  Additional paid-in capital....................................       786,339        628,086
  Distributions in excess of accumulated earnings...............       (13,985)        (6,786)
                                                                    ----------     ----------
     Total shareholders' equity.................................       872,753        696,632
                                                                    ----------     ----------
     Total liabilities and shareholders' equity.................    $1,414,032     $1,239,846
                                                                    ==========     ==========


   The accompanying notes are an integral part of these financial statements.

                           PRENTISS PROPERTIES TRUST
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                       (in thousands, except share data)


                                                                                          THREE MONTHS             THREE MONTHS
                                                                                             ENDED                     ENDED
                                                                                         MARCH 31, 1998           MARCH 31, 1997
                                                                                         --------------           --------------
Revenues:
  Rental income.........................................................                    $49,965                   $21,975
  Mortgage interest.....................................................                        960
  Management fees.......................................................                        262                       247
  Development, leasing, sale and other fees.............................                        186                       432
                                                                                            -------                   -------
   Total revenues.......................................................                     51,373                    22,654
                                                                                            -------                   -------
Expenses:
 Property operating and maintenance.....................................                     11,496                     5,313
 Real estate taxes......................................................                      5,275                     2,457
 General and administrative.............................................                        784                       554
 Personnel costs, net...................................................                      1,088                       709
 Interest expense.......................................................                      8,146                     2,653
 Amortization of deferred financing costs...............................                        196                       173
 Depreciation and amortization..........................................                      8,515                     3,835
                                                                                            -------                   -------
   Total expenses.......................................................                     35,500                    15,694
                                                                                            -------                   -------

Equity in income of joint venture and unconsolidated subsidiaries.......                      1,246                     1,419
                                                                                            -------                   -------

Income before gain on sale, minority interest, and extraordinary item...                     17,119                     8,379
Gain on sale............................................................                      2,555
Minority interest.......................................................                     (1,270)                   (1,188)
                                                                                            -------                   -------

Income before extraordinary item........................................                     18,404                     7,191
Extraordinary item......................................................                     (8,908)                     (111)
                                                                                            -------                   -------

Net income..............................................................                    $ 9,496                   $ 7,080
Preferred dividends.....................................................                     (1,136)
                                                                                            -------
Net income applicable to common shareholders............................                    $ 8,360                   $ 7,080
                                                                                            =======                   =======

Net income per Common Share before extraordinary item  basic............                    $  0.47                   $  0.35
Extraordinary item......................................................                      (0.24)
                                                                                            -------                   -------

Net income per Common Share  basic......................................                    $  0.23                   $  0.35
                                                                                            -------                   -------

Weighted average number of Common Shares outstanding  basic.............                     36,716                    20,280
                                                                                            =======                   =======

Net income per Common Share before
    extraordinary item  diluted.........................................                    $  0.47                   $  0.34
Extraordinary item......................................................                      (0.24)
                                                                                            -------                   -------
Net income per Common Share  diluted....................................                    $  0.23                   $  0.34
                                                                                            =======                   =======
Weighted average number of Common Shares and
 Common Share equivalents outstanding  diluted..........................                     37,105                    20,652
                                                                                            =======                   =======


   The accompanying notes are an integral part of these financial statements.

                           PRENTISS PROPERTIES TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (dollars in thousands)


                                                                                THREE MONTHS         THREE MONTHS
                                                                                    ENDED               ENDED
                                                                               MARCH 31, 1998       MARCH 31, 1997
                                                                               --------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income.............................................................        $   9,496           $   7,080

   Adjustments to reconcile net income to net cash provided by operating activities:
       Minority interest..................................................            1,270               1,188
       Extraordinary item.................................................            8,908                 111
       Gain on sale.......................................................           (2,555)
       Depreciation and amortization......................................            8,515               3,835
       Amortization of deferred financing costs...........................              196                 173
       Equity in income of joint venture and unconsolidated subsidiaries..           (1,246)             (1,419)
       Non-cash compensation..............................................               13
  Changes in assets and liabilities, net of non-cash effect of acquisitions:
   Provision for doubtful accounts........................................              495                  40
   Receivables............................................................           (4,018)             (1,395)
   Deferred charges and other assets......................................             (155)             (3,074)
   Escrowed cash..........................................................             (775)               (765)
   Accounts payable and other liabilities.................................           (4,782)               (980)
   Amounts due to/from affiliates.........................................            1,710                 (82)
                                                                                  ---------           ---------

   Net cash provided by operating activities..............................           17,072               4,712
                                                                                  ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of real estate................................................         (149,877)            (47,227)
   Investment in real estate..............................................          (26,003)
   Investment in mortgage note receivable.................................              345                   -
   Proceeds from sale of real estate......................................            8,092                   -
   Distributions received from joint venture and unconsolidated
    subsidiaries..........................................................              362               1,889
                                                                                  ---------           ---------
   Net cash used in investing activities..................................         (167,081)            (45,338)
                                                                                  ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from sale of Common Shares................................          106,995                   -
   Net proceeds from sale of Preferred Shares.............................           25,000                   -
   Distributions paid to limited partners.................................           (1,480)             (1,022)
   Distributions paid to common shareholders..............................          (13,277)             (6,287)
   Distributions paid to preferred shareholders...........................              (25)                  -
   Proceeds from debt on real estate......................................          207,091             200,776
   Repayments of debt on real estate......................................         (171,009)           (128,200)
                                                                                  ---------           ---------
   Net cash provided by financing activities..............................          153,295              65,267
                                                                                  ---------           ---------

   Net increase in cash and cash equivalents..............................            3,286              24,641
   Cash and cash equivalents, beginning of period.........................            7,075               7,226
                                                                                  ---------           ---------
   Cash and cash equivalents, end of period...............................        $  10,361           $  31,867
                                                                                  =========           =========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for interest.................................................        $   8,227           $   2,086
                                                                                  =========           =========



   The accompanying notes are an integral part of these financial statements.

1.   THE ORGANIZATION

     The Company is a self-administered and self-managed Real Estate Investment Trust ("REIT") that acquires, owns, manages, leases, develops and builds office and industrial properties throughout the United States. The Company operates principally through Prentiss Properties Acquisition Partners, L.P. and its subsidiaries (the "Operating Partnership") and Prentiss Properties Limited, Inc. (the "Manager") (collectively referred to herein as the "Company"). As of March 31, 1998, the Company owned interests in a diversified portfolio of 229 primarily suburban Class "A" office and suburban industrial properties (the "Properties") containing approximately 19.8 million net rentable square feet. The Properties are located in 19 major U.S. markets and consist of 98 office buildings (the "Office Properties") containing approximately 10.4 million net rentable square feet and 131 industrial buildings (the "Industrial Properties") containing approximately 9.4 million net rentable square feet. The Properties include seven office and three industrial development projects, including one expansion of an existing Property, totaling approximately 1.3 million square feet. Exclusive of the development projects, as of March 31, 1998, the Office Properties were approximately 96% leased to approximately 850 tenants and the Industrial Properties were approximately 96% leased to approximately 400 tenants. In addition to the 229 Properties owned, the Company manages approximately 29.2 million net rentable square feet in 256 office and industrial properties, in 19 U.S. markets, that are owned by third-parties.

     At December 31, 1997, the Company owned a total of 170 Properties. During the three month period ended March 31, 1998, the Company acquired 59 Properties comprising 1.8 million square feet, sold one office property containing 118,000 square feet and began development of one office project totaling 97,000 square feet. The Company also brought one industrial development project comprising 136,200 square feet on-line during the quarter.

     The Direct Placement Offerings, Unit Conversion and Preferred Shares

     On February 2, 1998, the Company closed a direct placement of 1.1 million common shares of beneficial interest, $0.01 par value per share ("Common Shares") to an affiliate of Union Bank of Switzerland ("UBS") for gross consideration of $29.7 million, or $27.00 per share. In a related transaction, the Company entered into a forward stock contract with UBS which provides that during the first year after the closing of the direct placement, the Company will have the right to periodically consummate a share settlement with UBS based on the then market price of the Company's Common Shares. Alternatively, the Company, at its option, may complete such settlement for cash consideration.
The net proceeds from the sale to UBS and its affiliates were contributed to the Operating Partnership in exchange for Operating Partnership units ("Units").

     On February 18, 1998, the Company closed two direct placements totaling 1,816,006 Common Shares resulting in gross proceeds of approximately $49.5 million or $27.25 per share. The Common Shares were underwritten in two separate transactions by Prudential Securities Incorporated ("Prudential") and Smith Barney Inc. ("Smith Barney"). Prudential underwrote 922,676 Common Shares and Smith Barney underwrote 893,330 Common Shares. The net proceeds from the sales to Prudential and Smith Barney were contributed to the Operating Partnership in exchange for Units.

     On February 23, 1998, the Company closed a direct placement of 1,198,157 Common Shares resulting in gross proceeds of approximately $32.5 million or $27.125 per share. The Common Shares were underwritten by A.G. Edwards & Sons, Inc. ("AG Edwards") The net proceeds from the sale to AG Edwards were contributed to the Operating Partnership in exchange for Units.

     In connection with the Company's initial public offering ("IPO"), certain entities affiliated with the Company (the "Merged Entities") received Units in exchange for certain assets they contributed to the Operating Partnership. In February 1998, (i) the Merged Entities distributed 113,500 Units to certain employees of the Merged Entities (the "Merged Entity Employees"), (ii) the Company issued 2,432,541 Common Shares in exchange for all of the capital stock of the Merged Entities to the owners of the Merged Entities (the "Merged Entity Owners"), and (iii) the Merged Entity Employees redeemed their 113,500 Units in exchange for an equal number of Common Shares. These transactions were approved by a quorum of the independent members of the Company's Board of Trustees.

     On March 31, 1998, pursuant to an agreement entered into between the Company and Security Capital Preferred Growth Incorporated ("SCPG"), the Company issued 943,396 Series "A" Cumulative Convertible Redeemable Preferred Shares ("Series A Convertible Preferred Shares") for $26.50 per share. The Company contributed the net proceeds from the sale of the Series A Convertible Preferred Shares to the Operating Partnership in exchange for preferred Units. The 943,396 Series A Convertible Preferred Shares are convertible into an equal number of Common Shares and have rights to a dividend equal to the dividend paid on Common Shares.

     The Properties

     During the three months ended March 31, 1998, the Company acquired 59 Properties containing approximately 1.8 million square feet (collectively the "Acquired Properties"), sold one office property containing 118,000 square feet and began development of one office project totaling 97,000 square feet. The Company also brought one industrial development project comprising 136,200 square feet on-line during the quarter.

     The Acquired Properties consist of 8 Class "A" suburban Office Properties (the "Acquired Office Properties") totaling 558,000 square feet and 51 suburban Industrial Properties (the "Acquired Industrial Properties") totaling 1.2 million square feet.

2.   BASIS OF PRESENTATION

     The consolidated financial statements of the Company include all the accounts of the Company, its majority-owned Operating Partnership and subsidiaries. The financial statements for the three months ended March 31, 1998, include (i) the results of operations of 154 operating Properties and 8 development projects for the entire period presented, (ii) the results of operations of the 59 Acquired Properties and 1 development project for the portion of the period subsequent to acquisition or commencement of development by the Company, (iii) the results of operations of the 5307 East Mockingbird property for the portion of the period before the Company sold the property in March 1998, (iv) a 50% equity interest in the 7 Broadmoor Austin Properties, and
(v) results of operations of the Prentiss Properties Service Business conducted primarily by the Manager in the period presented. The financial statements for the three months ended March 31, 1997, include (i) the results of operations of 88 operating Properties (inclusive of the 5307 East Mockingbird property) and 3 development projects for the entire period presented, (ii) the results of operations of 7 Properties acquired during the period for the portion of the period subsequent to acquisition by the Company, (iii) an approximate 50% equity interest in the 7 Broadmoor Austin Properties, and (iv) results of operations of the Prentiss Properties Service Business conducted primarily by the Manager in the period presented. All significant intercompany balances and transactions have been eliminated.

     The accompanying financial statements are unaudited; however, the financial statements of the Company have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results for the three months ended March 31, 1998 are not necessarily indicative of the results to be obtained for the full fiscal year. These financial statements should be read in conjunction with the December 31, 1997 audited financial statements and notes thereto of the Company, included in its annual report on Form 10-K for the fiscal year ended December 31, 1997.

3.   REAL ESTATE

     A brief description of the Properties acquired and other significant transactions occurring during the three months ended March 31, 1998 follows:

     On January 9, 1998, the Company acquired three Class "A" Office Properties containing 141,139 square feet located in the suburban Philadelphia, Pennsylvania, area. The purchase price of the Properties, excluding closing costs, totaled approximately $13.8 million.

     On January 13, 1998, the Company acquired six Industrial Properties containing 382,234 square feet located in the San Jose, California, area. The purchase price of the Properties, excluding closing costs, totaled approximately $26.6 million.

     On January 30, 1998, the Company acquired a single Class "A" Office Property containing 234,222 square feet located in the Denver, Colorado, area. The purchase price of the Property, excluding closing costs, totaled approximately $31.0 million.

     On February 5, 1998, the Company acquired four Class "A" Office Properties and 45 Industrial Properties containing 1.0 million square feet located in the San Diego, California, and Tucson, Arizona, areas. The purchase price of the Properties, excluding estimated closing costs, totaled approximately $80.4 million.

     On March 31, 1998, the Company disposed of the 5307 East Mockingbird property for total sale proceeds of approximately $8.2 million resulting in a gain on sale of approximately $2.6 million.

4.   DEBT ON REAL ESTATE

     At December 31, 1997, the Company had debt on real estate of $420.0 million, excluding the Company's proportionate share of the debt on the Broadmoor Austin Properties. The Company owns a 50% equity interest in the Broadmoor Austin Properties and accounts for its interest using the equity method of accounting.

     On March 11, 1998, the Company closed a $35.0 million non-recourse mortgage with CIGNA collateralized by the Walnut Glen Tower Property. The new loan has a 6.92% interest rate and a seven-year term with an option to extend for one year. The existing $10.0 million loan, which had a rate of 7.50%, was repaid with the proceeds.

     The Company is obligated under three loans (the "Construction Loans") to fund the construction and development of four Properties. The Construction Loans provide for total funding of $44.5 million, of which $11.7 million was drawn during the period, resulting in an outstanding balance of $21.7 million at March 31, 1998. The Construction Loans bear interest at varying rates, from LIBOR plus 165 basis points to LIBOR plus 175 basis points, and mature at dates from September 2000 to December 2000.

     In connection with the acquisition of one of the Acquired Properties, the Company assumed debt totaling $3.9 million. Such debt is a fixed rate, amortizing loan with an interest rate of 8.30% and a 20-year amortization period. The loan is collateralized by the Property and matures on September 19, 2006.

     During the three months ended March 31, 1998, the Company repaid, to First Union National Bank, $5.5 million of borrowings under a construction loan which was assumed by the Company in connection with the acquisition of certain Properties in October 1997. The loan which was repaid with proceeds from borrowings under the Company's Line of Credit (as defined below) had a maturity of April 10, 1998 and bore interest at LIBOR plus 250 basis points.

     On December 31, 1997, the Company replaced the existing line of credit with a new $300 million unsecured line of credit with a group of 12 banks (the "Line of Credit"). The Line of Credit reduced the interest rate on borrowings from LIBOR plus 175 basis points to LIBOR plus 137.5 basis points. The Line of Credit is unsecured and has a term of three years. Additionally, the Company is required to pay an average daily unused commitment fee of 20 basis points per annum if the daily unused portion of the Line of Credit is greater than the related daily balance outstanding. The fee is reduced to 15 basis points per annum if the daily unused portion is less than the daily balance outstanding.
At December 31, 1997, the Company had no borrowings outstanding under the Line of Credit. During the three months ended March 31, 1998, the Company had net borrowings under the Line of Credit of $5.0 million.

     At December 31, 1997, the Company had outstanding borrowings of $120 million under the short-term variable rate acquisition loan (the "Acquisition Loan"). The Acquisition Loan has an interest rate of LIBOR plus 125 basis points and will mature in August 1998. The Company anticipates converting the Acquisition Loan to a multi-year facility.

     Future scheduled principal repayments of debt on real estate are as follows:

                                                           (in thousands)
          1998.........................................       $120,000
          1999.........................................
          2000.........................................         32,742
          2001.........................................
          2002.........................................          3,050
          Thereafter...................................        304,217
                                                              --------
                                                              $460,009/(A)/
                                                              ========

          /(A)/ The amount shown excludes the Company's 50% share of the mortgage indebtedness which is collateralized by the Broadmoor Austin Properties.

5.   DISTRIBUTION

     On March 18, 1998, the Company declared a cash distribution for the first quarter of 1998 in the amount of $.40 per share, payable on April 17, 1998 to common shareholders of record on March 31, 1998. In addition, it was determined that a distribution of $.40 per Unit would be made to the partners of the Operating Partnership and the holders of the Company's Series A Convertible Preferred Shares. The total distributions were paid on April 17, 1998, totaling approximately $17.6 million.

6.   INVESTMENT IN JOINT VENTURE AND UNCONSOLIDATED SUBSIDIARIES

     Included in investments in joint venture and unconsolidated subsidiaries are the Company's investment in the Broadmoor Austin Associates Joint Venture ("Broadmoor Austin") and the Company's investment in the Manager. The Company accounts for its 50% investment in Broadmoor Austin and its 95% investment in the Manager using the equity method of accounting, and thus reports its share of income and losses based on its ownership interest in the respective entities. At March 31, 1998, the carrying value of the Company's interest in Broadmoor Austin and the Manager totaled $8.1 million and $5.9 million, respectively. The difference between the carrying value of the Company's interest in Broadmoor Austin and the book value of the underlying equity is being amortized over 40 years.

     The following is summarized financial information for 100% of Broadmoor Austin at March 31, 1998 and December 31, 1997 and for the three months ended March 31, 1998 and 1997:

BALANCE SHEET:                              MARCH 31, 1998        DECEMBER 31, 1997
-------------                               --------------        -----------------
                                        (DOLLARS IN THOUSANDS) (DOLLARS IN THOUSANDS)
Real estate and deferred charges, net...        $111,203               $111,524
Total assets............................        $123,549               $126,341
Mortgage note payable...................        $154,000               $140,000
Venturers' deficit......................        $(30,500)              $(17,134)

                                             THREE MONTHS           THREE MONTHS
                                                 ENDED                 ENDED
                                            MARCH 31, 1998         MARCH 31, 1997
INCOME STATEMENT:                           --------------         --------------
----------------                        (DOLLARS IN THOUSANDS) (DOLLARS IN THOUSANDS)

Rental income...........................        $  4,879                $4,870
Interest expense........................        $  3,358                $3,366
Depreciation and amortization...........        $  1,064                $1,083
Extraordinary item......................        $ 12,900
Net income..............................        $(12,642)               $  275


     On March 31, 1998 the Company closed a $154.0 million refinancing of its Broadmoor Austin Properties. Broadmoor Austin is a joint venture between the Operating Partnership and IBM who leases 100% of the Properties. The refinancing, which was funded by an affiliate of Lehman Brothers Inc., is a 13-year non-recourse term loan at a fixed rate of 7.04%. The Company repaid the existing $140.0 million mortgage which had an interest rate of 9.75%. In connection with the repayment of the existing loan, Broadmoor Austin paid $12.7 million in prepayment penalties and wrote off unamortized financing costs of approximately $200,000, both of which the joint venture recorded as extraordinary charges during the period. Concurrent with this refinancing, IBM extended the lease on 70% of its space from 2006 to 2011.

     The following is summarized financial information for 100% of the Manager at March 31, 1998 and December 31, 1997 and for the three months ended March 31, 1998 and 1997:

BALANCE SHEET:                           MARCH 31, 1998            DECEMBER 31, 1997
-------------                            --------------            -----------------
                                     (DOLLARS IN THOUSANDS)      (DOLLARS IN THOUSANDS)
Total assets.......................          $18,583                     $21,668
Total liabilities..................          $12,498                     $16,700
Owners' equity.....................          $ 6,085                     $ 4,968

                                          THREE MONTHS                Three Months
                                             ENDED                       ENDED
INCOME STATEMENT:                        MARCH 31, 1998              MARCH 31, 1997
----------------                         --------------              --------------
                                     (DOLLARS IN THOUSANDS)      (DOLLARS IN THOUSANDS)
Fee income.........................           $7,448                      $5,346
Personnel costs, net...............           $5,229                      $2,950
General office and administrative..           $1,527                      $  967
Net income.........................           $1,117                      $1,290

7.   SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES

     During the three months ended March 31, 1998, the Company declared cash distributions totaling $17.6 million. The distributions were paid April 17, 1998.

     On February 6, 1998, the owners of the Merged Entity (as earlier defined) paid deferred compensation to certain Merged Entity Employees in the form of 113,500 Units. The transaction resulted in a non-cash charge to the Company of $2.9 million (net of the minority interest holders share of the charge of approximately $193,000).

     In addition, during the three months ended March 31, 1998, the Company assumed $3.9 million of mortgage debt and $1.2 million of net liabilities in connection with the acquisition of Properties during the period.

8.   IMPACT OF THE YEAR 2000 ISSUE

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer program that has date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     The Company has recently assessed its internal computer systems and believes that the current systems used will properly utilize dates beyond December 31, 1999. Upon the completion of various management studies, which are expected in late 1998, the Company will determine the extent to which the Company is vulnerable to third-parties' possible failure to remediate their own Year 2000 issues and the potential costs associated with resolving this issue.

9.   RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS No. 131").

     FAS No. 131 requires disclosure of segment data in an entity's annual financial statements and selected segment information in their quarterly report to shareholders. FAS No. 131 also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. FAS No. 131 supersedes FAS No. 14, "Financial Reporting for Segments of a Business Enterprise," and is effective for fiscal years beginning after December 15, 1997. FAS No. 131 is not required for interim reporting in the first year of application. Thus, FAS No. 131 will be implemented by the Company for its year-end December 31, 1998 reporting. The Company believes that upon implementation, FAS No. 131 will not have a material impact on the financial statements of the Company.

     In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("FAS No. 132").

     FAS No. 132 provides additional information to facilitate financial analysis and eliminates certain disclosures which are no longer useful. To the extent practicable, the Statement also standardizes disclosures for retiree benefits. FAS No. 132 is effective for financial statements issued for periods ending after December 15, 1997. The Company believes that FAS No. 132 will not have a material impact on the financial statements of the Company.

10.  PRO FORMA FINANCIAL INFORMATION

     Due to the Company's significant acquisition activity between January 1, 1997 and March 31, 1998, the historical results of operations for the periods presented may not be indicative of future results of operations. The following Pro Forma Condensed Statements of Income for the three months ended March 31, 1998 and 1997 are presented as if the acquisitions and related transactions occurred on January 1, 1997. The pro forma information is based upon historical information and does not purport to present what actual results would have been had such transactions, in fact, occurred January 1, 1997, or to project results for any future period.

                    PRO FORMA CONDENSED STATEMENTS OF INCOME

                                                                THREE MONTHS ENDED     THREE MONTHS ENDED
                                                                  MARCH 31, 1998         MARCH 31, 1997
                                                                ------------------     ------------------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Total revenues.......................................                  57,509                  55,050
Property operating and maintenance...................                  13,157                  12,798
Real estate taxes....................................                   5,742                   5,197
General and administrative...........................                     784                     554
Personnel costs, net.................................                   1,088                     709
Interest expense.....................................                  10,342                  10,342
Amortization of deferred financing costs.............                     196                     196
Depreciation and amortization........................                   9,461                   9,461
Equity in income of joint venture and unconsolidated
 subsidiaries........................................                   1,246                   1,419
                                                                      -------                 -------
Net income before minority interest..................                  17,985                  17,212
Minority interest....................................                    (690)                   (655)
                                                                      -------                 -------
Net income before preferred dividends................                  17,295                  16,557
Preferred dividends..................................                  (1,509)                 (1,509)
                                                                      -------                 -------
Net income applicable to common shareholders.........                 $15,786                 $15,048
                                                                      =======                 =======

Net income per Common Share - basic..................                   $0.40                   $0.38
                                                                      =======                 =======
Net income per Common Share - diluted................                   $0.39                   $0.37
                                                                      =======                 =======

11.  EARNINGS PER SHARE

     The Company calculates Earnings per Share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS No. 128"). FAS No. 128 requires a dual presentation of basic and diluted Earnings per Share on the face of the income statements. Additionally, FAS No. 128 requires a reconciliation of the numerator and denominator used in computing basic and diluted Earnings per Share.

Reconciliation of Earnings per Share Numerator                 THREE MONTHS ENDED         THREE MONTHS ENDED
                                                                 MARCH 31, 1998             MARCH 31, 1997
                                                               ------------------         ------------------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net Income................................................           $ 9,496                    $ 7,080
Preferred Dividends.......................................            (1,136)                         -
                                                                     -------                    -------
Net Income Available to Common Shareholders...............           $ 8,360                    $ 7,080
                                                                     =======                    =======
Reconciliation of Earnings per Share Denominator

Weighted Average Common Shares Outstanding................            36,716                     20,280
                                                                     =======                    =======

Basic Earnings per Share..................................           $  0.23                    $  0.35
                                                                     =======                    =======

Dilutive Effect of Common Share Equivalents

Options...................................................               389                        372
Weighted Average Common Shares Outstanding................            36,716                     20,280
                                                                     -------                    -------
Weighted Average Common Shares and Common Share
   Equivalents............................................            37,105                     20,652
                                                                     =======                    =======

Diluted Earnings Per Share................................           $  0.23                    $  0.34
                                                                     =======                    =======

12.  SUBSEQUENT EVENTS

     The Company has agreements to acquire four office properties (the "Contracted Properties") in the near future. The agreements relating to the Contracted Properties are subject to customary closing conditions; therefore, there can be no assurances that the Company will acquire all of the Contracted Properties.

     On April 2, 1998, the Company filed, with the SEC, a registration statement with respect to the registration of 6,025,938 Common Shares of Beneficial Interest, par value $0.01 per share.

     On April 3, 1998, the Company filed with the SEC a registration statement on Form S-3 with respect to the registration of $1.0 billion of Common Shares of Beneficial Interest, par value $0.01, or Preferred Shares of Beneficial Interest, par value $0.01, to be offered for sale from time to time by the Company.

     On April 24, 1998, the Company acquired two Class "A" office properties containing 52,665 square feet located in the suburban Philadelphia, Pennsylvania, area. The purchase price of the properties, excluding closing costs, totaled approximately $5.3 million.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

This Form 10-Q may include forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are identified by phrases such as the Company "expects" or "anticipates" and words of similar effect. The Company's actual results may differ materially from those projected. Factors that could cause such a difference include: the Company's inability or failure to acquire properties under contract or additional properties; difficulties in integrating and operating acquired properties; bankruptcy or default of major tenants resulting in a failure or delay in payment of rent; and general risks associated with investments in real estate, including the effect of changes in economic, competitive and other market conditions in the markets where the Company's properties are concentrated, non-renewal of expiring leases or inability to re-let vacated space at adequate rates, the inability of properties to generate adequate cash flow to fund debt service and operating expenses, financing and refinancing risks related to the Company's floating rate debt and new debt necessary to support growth. For additional information, please refer to the detailed discussion of risks included in the Company's Registration Statement on Form S-3 (file no. 333-49433) dated April 3, 1998, under the caption "Risk Factors."

OVERVIEW

     The Company is a self-administered and self-managed Real Estate Investment Trust ("REIT") that acquires, owns, manages, leases, develops and builds office and industrial properties throughout the United States. The Company operates principally through Prentiss Properties Acquisition Partners, L.P. and its subsidiaries (the "Operating Partnership") and Prentiss Properties Limited, Inc. (the "Manager") (collectively referred to herein as the "Company").

RESULTS OF OPERATIONS

     As of March 31, 1998, the Company owned interests in a diversified portfolio of 229 primarily suburban Class "A" office and suburban industrial properties (the "Properties") containing approximately 19.8 million net rentable square feet. The Properties are located in 19 major U.S. markets and consist of 98 office buildings (the "Office Properties") containing approximately 10.4 million net rentable square feet and 131 industrial buildings (the "Industrial Properties") containing approximately 9.4 million net rentable square feet. The Properties include seven office and three industrial development projects, including one expansion of an existing Property, totaling approximately 1.3 million square feet.

     The consolidated financial statements of the Company include all the accounts of the Company, its majority-owned Operating Partnership and subsidiaries. The financial statements for the three months ended March 31, 1998, include (i) the results of operations of 154 operating Properties and 8 development projects for the entire period presented, (ii) the results of operations of the 59 Acquired Properties and 1 development project for the portion of the period subsequent to acquisition or commencement of development by the Company, (iii) the results of operations of the 5307 East Mockingbird property for the portion of the period before the Company sold the property in March 1998, (iv) a 50% equity interest in the 7 Broadmoor Austin Properties, and
(v) results of operations of the Prentiss Properties Service Business conducted primarily by the Manager in the period presented. The financial statements for the three months ended March 31, 1997, include (i) the results of operations of 88 operating Properties (inclusive of the 5307 East Mockingbird property) and 3 development projects for the entire period presented, (ii) the results of operations of 7 Properties acquired during the period for the portion of the period subsequent to acquisition by the Company, (iii) an approximate 50% equity interest in the 7 Broadmoor Austin Properties, and (iv) results of operations of the Prentiss Properties Service Business conducted primarily by the Manager in the period presented. All significant intercompany balances and transactions have been eliminated.

     The results of operations for the periods ended March 31, 1998 and 1997 include the respective operations of the Company. Consequently, the comparisons of the periods provide only limited information regarding the operations of the Company as currently constituted.

Comparison of Three Months Ended March 31, 1998 to the Three Months Ended March 31, 1997

     Rental income increased by $28.0 million, or 127.4%, to $50.0 million from $22.0 million primarily as a result of the Properties acquired subsequent to March 31, 1997. As described above, the Company includes comparative results of operations of 87 operating Properties and the 5307 East Mockingbird property for the three month periods ended March 31, 1998 and 1997. The rental income for the combined 87 operating Properties increased by $1.4 million, or 6.4%, from the three months ended March 31, 1997 to the three months ended March

31, 1998. Rental income at the 5307 East Mockingbird property, sold in March 1998, and the significant Property acquisitions subsequent to March 31, 1997 account for a $26.7 million increase in rental income.

     Property operating and maintenance expenses increased by $6.2 million, or 116.4%, primarily as a result of the Properties acquired subsequent to March 31, 1997. The property operating and maintenance expenses for the 87 operating Properties increased by approximately $126,000, or 2.1%, from the three month period ended March 31, 1997 to the three month period ended March 31, 1998. Property operating and maintenance expenses of the 5307 East Mockingbird property and the significant Property acquisitions subsequent to March 31, 1997 accounted for an approximate $6.1 million increase from the three month period ended March 31, 1997 to the same period in 1998.

     Real estate taxes increased by $2.8 million, or 114.7%, primarily as a result of the Properties acquired subsequent to March 31, 1997. Such acquired Properties, when combined with the 5307 East Mockingbird property, account for a $2.4 million increase in real estate expenses for the three month period ended March 31, 1998 compared to the prior year comparative period. The real estate tax expense for the 87 operating Properties increased by approximately $420,000, or 17.3%, from the three months ended March 31, 1997 to the comparative period in 1998.

     Interest expense increased by $5.5 million, or 207.0%, primarily as a result of the increase in debt on real estate from $201.4 million at March 31, 1997 to $460.0 million at March 31, 1998. The increase in debt service is attributable to borrowings incurred and assumed in connection with the significant Property acquisitions subsequent to March 31, 1997.

     Depreciation and amortization expense increased by $4.7 million, or 122.0%, primarily as a result of the Properties acquired subsequent to March 31, 1997. Such acquired Properties, when combined with the 5307 East Mockingbird property, account for a $4.1 million increase in depreciation and amortization for the three months ended March 31, 1998 from the prior year comparative period. The depreciation and amortization expense for the 87 operating Properties increased by approximately $558,000, or 15.1%, from the three months ended March 31, 1997 to the comparative period in 1998.

     During the three months ended March 31, 1998, the Company recorded a gain on sale of $2.6 million and extraordinary item of $8.9 million. The gain on sale resulted from the Company's sale of the 5307 East Mockingbird property in March 1998. The extraordinary item resulted from two items including (i) the Company's recognition of its 50% proportionate share of $12.9 million, or $6.45 million, of prepayment penalties and unamortized financing costs written-off, both of which were recorded as extraordinary charges by the Broadmoor Austin joint venture during the period; and (ii) the distribution of 113,500 Operating Partnership units ("Units") by an affiliate of the Company to certain employees of the Company resulting in a non-cash charge to the Company of $3.1 million. The transactions were recorded net of the minority interest proportionate share of each charge totaling $406,000 and $193,000, respectively.

Funds from Operations

     The Company generally considers Funds from Operations, in conjunction with cash flows, to be an appropriate measure of liquidity of an equity REIT. "Funds from Operations" as defined by the National Association of Real Estate Investment Trusts ("NAREIT") means net income (computed in accordance with Generally Accepted Accounting Principles ("GAAP")) excluding gains (or losses) from debt restructuring and sale of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. The Company's Funds from Operations may not be comparable to Funds from Operations reported by other REITs that do not define that term using the current NAREIT definition. Funds from Operations does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income as an indication of the Company's performance or to cash flows as a measure of liquidity or ability to make distributions. The following is a reconciliation of net income to Funds from Operations for the three month periods ended March 31, 1998 and 1997:

                                                                     THREE MONTHS             THREE MONTHS
                                                                        ENDED                     ENDED
                                                                    MARCH 31, 1998           MARCH 31, 1997
                                                                    --------------           --------------
                                                                (DOLLARS IN THOUSANDS)   (DOLLARS IN THOUSANDS)

Net income                                                             $ 9,496                   $ 7,080

Add:
  Real estate depreciation and amortization..................            8,515                     3,835
  Real estate depreciation and amortization of
     unconsolidated joint ventures...........................              573                       542
  Minority interest in operating partnership.................            1,239                     1,164
  Extraordinary item.........................................            8,908                       111
Less:
  Gain on sale...............................................           (2,555)                        -
                                                                       -------                   -------

Funds from Operations                                                  $26,176                   $12,732
                                                                       =======                   =======

Liquidity and Capital Resources

     Cash and cash equivalents were $10.4 million and $31.9 million at March 31, 1998 and March 31, 1997, respectively. Net cash provided by operating activities was $17.1 million for the three months ended March 31, 1998, compared to $4.7 million for the three months ended March 31, 1997. The increase is due primarily to the operating results of the Properties acquired subsequent to March 31, 1997.

     Net cash used in investing activities increased from $45.3 million for the three months ended March 31, 1997 to $167.1 million for the three months ended March 31, 1998. This increase is due primarily to the 59 real estate Properties acquired during the three months ended March 31, 1998 compared to 7 acquired during the same period in 1997, as well as an increase in cash invested in real estate due to an increase in the number of development projects from 3 in this period of 1997 to 10 in 1998.

     Net cash provided by financing activities increased from $65.3 million for the three months ended March 31, 1997 to $153.3 million for the three months ended March 31, 1998. This increase is primarily attributable to the net proceeds from the sale of common shares of beneficial interest, $0.01 par value per share ("Common Shares") and Series "A" Cumulative Convertible Redeemable Preferred Shares ("Series A Convertible Preferred Shares") during the three months ended March 31, 1998.

The following table sets forth the Company's mortgage debt as of March 31, 1998:

                                 MORTGAGE DEBT

                                                                                                          ANNUAL
                   PROPERTY(IES)        PRINCIPAL        INTEREST                                        INTEREST
                   -------------          AMOUNT           RATE      AMORTIZATION       MATURITY          PAYMENT
                                        ---------        --------    ------------       --------         --------
Mortgage Loan........................ $180,100,000(1)      7.58%         None      February 27, 2007   $13,651,580
Acquisition Loan.....................  120,000,000(2)      7.46%(3)      None      August 1, 1998        8,952,000
Line of Credit.......................    5,000,000         7.03%(4)      None      December 31,2001        351,500
PacifiCare Building (FHP)............    6,000,000         7.30%         None      November 1, 2000        438,000
Walnut Glen Tower....................   35,000,000         6.92%         None      April 1, 2005         2,422,000
Crescent Centre......................   12,000,000         7.95%         None      March 1, 2004           954,000
Bachman Creek - West.................    3,050,000         8.63%        25 yr      November 30, 2002       263,215
Broadmoor Austin Properties(5).......   77,000,000         7.04%         None      April 10, 2011        5,420,800
Southpoint (III).....................    8,138,000         7.75%        20 yr      April 14, 2014          630,695
CIGNA Loan (6).......................   60,000,000         6.80%         None      December 10, 2003     4,080,000
Highland Court.......................    5,097,000         7.27%        25 yr      April 1, 2006           370,552
Creamery Way.........................    3,882,421         8.30%        20 yr      September 19, 2006      322,241
2500 Cumberland Building K...........    8,073,619         7.41%(7)      None      August 1, 2000          598,255
Exec. Center Del Mar.................    6,586,655         7.31%(8)      None      December 14, 2000       481,484
Westpoint............................    7,081,160         7.31%(8)      None      November 15,  2000      517,633
                                      ------------         ----                                        -----------

Total/Weighted Average............... $537,008,855         7.35%                                       $39,453,955
                                      ============         ====                                        ===========

(1) The Mortgage Loan is collateralized by the following 53 Properties: Park West E1, Park West E2, One Northwestern Plaza, 3141 Fairview Park Drive, O'Hare Plaza II, 1717 Deerfield, 2411 Dulles Corner Road, 4401 Fair Lakes Court, Kansas City Industrial Properties (7 Properties), certain of the Los Angeles Industrial Properties (18 Properties), certain of the Milwaukee Industrial Properties (17 Properties), and the certain of the Chicago Industrial Properties (3 Properties).
(2)  The Acquisition Loan is collateralized by the following 16 Properties:
     Natomas Corporate Center (6 Properties), The Academy (3 Properties), Seven Mile Crossing (2 Properties), and Corporetum Office Campus (5 Properties).
(3) Represents the weighted average interest rate for the Interest Rate Swap of $50 million at an effective rate of 7.503% and $60 million at an effective rate of 7.498%. Additionally, rate shown reflects a variable rate on $10 million equal to LIBOR + 1.25%; on May 6, 1998, LIBOR was equal to 5.66%.
(4) Represents a variable rate equal to LIBOR + 1.38%; on May 6, 1998, LIBOR was equal to 5.66%.
(5) The Company, through the Operating Partnership, owns a 50% general partnership interest in the entity that owns the Broadmoor Austin Properties, which interest is accounted for under the equity method of accounting. The amount shown reflects the Company's proportionate share of the mortgage indebtedness collateralized by the Properties.
(6) The CIGNA Loan is collateralized by the following 11 Properties: Lake Center (2 Properties), Southpoint I and II (2 Properties), Valleybrooke (5 Properties) and Woodland Falls I and IV (2 Properties).
(7) Represents a variable rate equal to LIBOR + 1.75%; on May 6, 1998, LIBOR was equal to 5.66%.
(8) Represents a variable rate equal to LIBOR + 1.65%; on May 6, 1998, LIBOR was equal to 5.66%.

     The Company's policy is to limit combined indebtedness plus its pro rata share of joint venture debt so that at the time such debt is incurred, it does not exceed 50% of the Company's total market capitalization (the "Debt Limitation"). As of March 31, 1998, the Company had outstanding total indebtedness, including its pro rata share of joint venture debt of approximately $537.0 million, or approximately 31.28% of total market capitalization based on a Common Share price of $26.125 per share. As of March 31, 1998, the Company had the approximate capacity to borrow up to an additional $642.6 million under the Debt Limitation. The amount of indebtedness that the Company may incur, and the policies with respect thereto, are not limited by the Company's Declaration of Trust and Bylaws, and are solely within the discretion of the Company's Board of Trustees.

     The Company's Properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. For the three months ended March 31, 1998, the Company's recurring non-incremental revenue-generating capital expenditures totaled $1.7 million.

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

     The Company has agreements to acquire four office properties (the "Contracted Properties") in the near future. The agreements relating to the Contracted Properties are subject to customary closing conditions; therefore, there can be no assurances that the Company will acquire all of the Contracted Properties. In addition to the Contracted Properties, on April 24, 1998, the Company acquired two Class "A" office properties (the "Recently Acquired Properties") containing 52,665 square feet located in the suburban Philadelphia, Pennsylvania, area. Subsequent to the closing of the Recently Acquired Properties and upon the completion of the acquisition of the Contracted Properties, the Company expects to have approximately $664.1 million of mortgage indebtedness outstanding, including its pro rata share of joint venture debt.

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

     The Company expects to make distributions to its shareholders primarily based on its distributions from the Operating Partnership. The Operating Partnership's income will be derived primarily from lease revenues from the Properties and, to a limited extent, from fees generated by its office and industrial real estate management properties.

Inflation

     Most of the leases on the Properties require tenants to pay increases in operating expenses, including common area charges and real estate taxes, thereby reducing the impact on the Company of the adverse effects of inflation. Leases also vary in term from one month to 15 years, further reducing the impact on the Company of the adverse effects of inflation.

Impact of the Year 2000 Issue

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer program that has date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     The Company has recently assessed its internal computer systems and believes that the current systems used will properly utilize dates beyond December 31, 1999. Upon the completion of various management studies, which are expected in late 1998, the Company will determine the extent to which the Company is vulnerable to third-parties' possible failure to remediate their own Year 2000 issues and the potential costs associated with resolving this issue.

Recently Issued Accounting Standards

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS No. 131").

     FAS No. 131 requires disclosure of segment data in an entity's annual financial statements and selected segment information in their quarterly report to shareholders. FAS No. 131 also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. FAS No. 131 supersedes FAS No. 14, "Financial Reporting for Segments of a Business Enterprise," and is effective for fiscal years beginning after December 15, 1997. FAS No. 131 is not required for interim reporting in the first year of application. Thus, FAS No. 131 will be implemented by the Company for its year-end December 31, 1998 reporting. The Company believes that upon implementation, FAS No. 131 will not have a material impact on the financial statements of the Company.

     In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("FAS No. 132").

     FAS No. 132 provides additional information to facilitate financial analysis and eliminates certain disclosures which are no longer useful. To the extent practicable, the Statement also standardizes disclosures for retiree benefits. FAS No. 132 is effective for financial statements issued for periods ending after December 15, 1997. The Company believes that FAS No. 132 will not have a material impact on the financial statements of the Company.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

                          PART II:  OTHER INFORMATION
                          ---------------------------


ITEM 1.   LEGAL PROCEEDINGS

None.

ITEM 2.   CHANGES IN SECURITIES

     On February 2, 1998, the Company closed a direct placement of 1.1 million common shares of beneficial interest, $0.01 par value per share ("Common Shares") to an affiliate of Union Bank of Switzerland ("UBS") for gross consideration of $29.7 million or $27.00 per share. In a related transaction, the Company entered into a forward stock contract with UBS which provides that during the first year after the closing of the direct placement, the Company will have the right to periodically consummate a share settlement with UBS based on the then market price of the Company's Common Shares. Alternatively, the Company, at its option, may complete such settlement for cash consideration.
The net proceeds from the sale to UBS and its affiliates were contributed to the Operating Partnership in exchange for Operating Partnership units ("Units").
The sales to UBS and its affiliates were exempt from registration under the Securities Act pursuant to Section 4(2) thereof.

     On February 17, 1998, the Company filed a Form 8-A (file no. 000-23813) as amended on March 10, 1998 and incorporated by reference herein, disclosing the approval by the Company's Board of Trustees on February 6, 1998, of the Company's Preferred Share Purchase Rights and the distribution of such rights to holders of record of Common Shares as of the close of business on February 17, 1998.

ITEM 3.   DEFAULTS UPON MORTGAGES AND NOTES PAYABLE

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION

Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     Unless otherwise indicated, the exhibits listed below are filed as part of this report or incorporated by reference * to the Company's Registration Statement on Form S-11, File No. 333-9863 (the "Registration Statement").


EXHIBIT NO.                        Description
-----------                        -----------
    3.1* -- Form of Amended and Restated Declaration of Trust of the Registrant 3.2* -- Bylaws of the Registrant
    3.3 -- Articles Supplementary, dated December 18, 1997, Classifying and Designating a Series of Preferred Shares of Beneficial Interest as Series A Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest and Fixing Distribution and Other Preferences and Rights of Such Shares (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K, filed January 15, 1998, SEC File No. 001-14516)
    3.4 -- Articles Supplementary, dated February 17, 1998, Classifying and Designating a Series of Preferred Shares of Beneficial Interest as Junior Participating Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest, Series B, and Fixing Distribution and Other Preferences and Rights of Such Shares (filed as an Exhibit to the Company's Registration Statement on Form 8-A filed on February 17, 1998, SEC File No. 000-23813)

    4.1*  -- Form of Common Share Certificate
    4.2 -- Rights Agreement, dated February 6, 1998, between the Company and First Chicago Trust Company of New York, as Rights Agent (filed as an Exhibit to the Company's Registration Statement on Form 8-A filed on February 17, 1998, SEC File No.000-23813)
    4.3 -- Form of Rights Certificate (included as Exhibit A to the Rights Agreement [Exhibit 4.2])
   27.1  --  Financial Data Schedule

(b)  Reports on Form 8-K

     The Company filed a Current Report on Form 8-K on January 15, 1998 to include in its filings under the Securities Exchange Act of 1934, as amended, under Item 5, its agreement to sell 3,773,585 Series "A" Cumulative Convertible Redeemable Preferred Shares ("Series A Convertible Preferred Shares") to Security Capital Preferred Growth Incorporated ("SCPG"), at $26.50 per share for total proceeds of $100.0 million and certain Item 7 Exhibits including (i) certain information regarding the sale of the Series A Convertible Preferred Shares; and (ii) the First Amendment, dated December 29, 1997, to the Second Amended and Restated Agreement of Limited Partnership of Prentiss Properties Acquisition Partners, L.P.

     The Company filed a Current Report on Form 8-K on February 10, 1998 (i) to report under Item 2 the completion of the acquisition of certain significant Properties, (ii) to report under Item 5 the completion of the acquisition of certain insignificant Properties, and (iii) to file financial statements with respect to the significant acquisitions reported under Item 2 and insignificant acquisitions reported under Item 5.

     The Company filed a Current Report on Form 8-K on February 17, 1998, to report under Item 5 two public offerings of 922,676 and 893,330 Common Shares underwritten by Prudential Securities Incorporated and Smith Barney Inc., respectively on a firm commitment basis, and to file as Item 7 Exhibits the Underwriting Agreements between the Company, Prentiss Properties Acquisition Partners, L.P., Prentiss Properties I, Inc. and Prudential Securities Incorporated and Smith Barney Inc., respectively, dated February 12, 1998, and two Form Tax Opinions of Hunton & Williams addressed to Prudential Securities Incorporated and Smith Barney Inc., respectively.

     The Company filed a Current Report on Form 8-K on February 25, 1998, to report under Item 5 a public offering of 1,198,157 Common Shares underwritten by A.G. Edwards & Sons, Inc., on a firm commitment basis, and to file as Item 7 Exhibits the Underwriting Agreement between the Company, Prentiss Properties Acquisition Partners, L.P., Prentiss Properties I, Inc. and A.G. Edwards & Sons, Inc., dated February 18, 1998, and a Form Tax Opinion of Hunton & Williams addressed to A.G. Edwards & Sons, Inc.

                                   SIGNATURE
                                   ---------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              PRENTISS PROPERTIES TRUST



Date:  May 12, 1998           By: /s/ Thomas P. Simon
                                  ------------------------------------------
                                  Thomas P. Simon
                                  (Vice President and Chief Accounting Officer)