Form 10-Q
period 1998-06-30
PRENTISS PROPERTIES TRUST/MD
filed 1998-08-12
CIK 1011699

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                   FORM 10-Q




                 Quarterly Report under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934



For the Quarter Ended June 30, 1998              Commission File Number  1-14516


                           PRENTISS PROPERTIES TRUST
            (Exact Name of Registrant as Specified in its Charter)



          MARYLAND                                        75-2661588
(State or Other Jurisdiction of                        (I.R.S. Employer
Incorporation or Organization)                        Identification No.)



         3890 West Northwest Highway, Suite 400, Dallas, Texas  75220
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

                         Yes    X       No
                             -------       -------

The number of Common Shares of Beneficial Interest, $0.01 par value, outstanding as of August 10, 1998, was 39,254,680 and the number of outstanding Participating Cumulative Redeemable Preferred Shares of Beneficial Interest, Series A, was 3,773,585.

PRENTISS PROPERTIES TRUST


                                     INDEX
                                     -----

PART I:    FINANCIAL INFORMATION                                     PAGE NUMBER
                                                                     -----------

           Item 1.  Financial Statements

                    Consolidated Balance Sheets of Prentiss
                    Properties Trust at June 30, 1998 (unaudited)
                    and December 31, 1997                                  3

                    Consolidated Statements of Income of Prentiss
                    Properties Trust for the three month periods
                    ended June 30, 1998 and 1997 and the six month
                    periods ended June 30, 1998 and 1997 (unaudited)       4

                    Consolidated Statements of Cash Flows of Prentiss Properties Trust for the six month periods ended
                    June 30, 1998 and 1997 (unaudited)                     5

                    Notes to Consolidated Financial Statements          6-14

           Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                15-20

           Item 3.  Quantitative and Qualitative Disclosures about
                    Market Risk                                           20

PART II:   OTHER INFORMATION

           Item 1.  Legal Proceedings                                     21
           Item 2.  Changes in Securities                                 21
           Item 3.  Defaults Upon Mortgages and Notes Payable             21
           Item 4.  Submission of Matters to a Vote of Security Holders   21
           Item 5.  Other Information                                     22
           Item 6.  Exhibits and Reports on Form 8-K                   22-23

SIGNATURE                                                                 24

                           PRENTISS PROPERTIES TRUST
                          CONSOLIDATED BALANCE SHEETS

                   (dollars in thousands, except share data)

                                                                                      JUNE 30,            DECEMBER 31,
                                                                                        1998                  1997
                                                                                --------------------  --------------------
                                                                                    (Unaudited)
                                                          ASSETS
Real estate.....................................................                     $1,592,625            $1,170,992
   Less: accumulated depreciation...............................                        (50,345)              (36,143)
                                                                                     ----------            ----------
                                                                                      1,542,280             1,134,849

Deferred charges and other assets, net..........................                         40,562                24,636
Mortgage note receivable........................................                         36,246                36,331
Receivables, net................................................                         17,274                10,865
Cash and cash equivalents.......................................                         11,347                 7,075
Escrowed cash...................................................                          9,612                 4,524
Other receivables (affiliates)..................................                              -                 1,928
Investments in joint venture and unconsolidated subsidiary......                         11,468                19,638
                                                                                     ----------            ----------
 Total assets...................................................                     $1,668,789            $1,239,846
                                                                                     ==========            ==========

                                               LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
 Debt on real estate............................................                     $  593,913            $  420,030
 Accounts payable and other liabilities.........................                         47,648                35,795
 Other liabilities (affiliates).................................                          5,043                     -
 Distributions payable..........................................                         18,225                14,782
                                                                                     ----------            ----------
    Total liabilities...........................................                        664,829               470,607
                                                                                     ----------            ----------

Minority interest in operating partnership......................                        128,126                71,547
                                                                                     ----------            ----------
Minority interest in real estate partnerships...................                          1,277                 1,060
                                                                                     ----------            ----------

Commitments and contingencies

Shareholders' equity:
 Preferred shares $.01 par value, 20,000,000 shares
  authorized, 3,773,585 and 2,830,189 shares issued and
  outstanding at June 30, 1998 and December 31, 1997,
   respectively.................................................                        100,000                75,000
 Common shares $.01 par value, 100,000,000 shares
  authorized, 39,905,363 and 33,191,483 shares issued
  and outstanding at June 30, 1998 and
  December 31, 1997, respectively...............................                            399                   332
 Additional paid-in capital.....................................                        786,563               628,086
 Distributions in excess of accumulated earnings................                        (12,405)               (6,786)
                                                                                     ----------            ----------
   Total shareholders' equity...................................                        874,557               696,632
                                                                                     ----------            ----------
   Total liabilities and shareholders' equity...................                     $1,668,789            $1,239,846
                                                                                     ==========            ==========


   The accompanying notes are an integral part of these financial statements.

                           PRENTISS PROPERTIES TRUST
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                     (in thousands, except per share data)


                                                                 THREE MONTHS    THREE MONTHS     SIX MONTHS      SIX MONTHS
                                                                    ENDED           ENDED           ENDED           ENDED
                                                                 JUNE 30, 1998   JUNE 30, 1997   JUNE 30, 1998   JUNE 30, 1997
                                                                --------------  --------------  --------------  --------------
Revenues:
  Rental income.............................................          $53,974         $29,118        $103,939         $51,093
  Mortgage interest.........................................              960               -           1,920               -
  Management fees...........................................              228             225             490             472
  Development, leasing, sale and other fees.................              287             435             473             867
                                                                      -------         -------        --------         -------
   Total revenues...........................................           55,449          29,778         106,822          52,432
                                                                      -------         -------        --------         -------
Expenses:
 Property operating and maintenance.........................           12,085           6,697          23,581          12,010
 Real estate taxes..........................................            5,993           3,246          11,268           5,703
 General and administrative.................................            1,347             747           2,131           1,301
 Personnel costs, net.......................................              660             655           1,748           1,364
 Interest expense...........................................            8,533           4,380          16,679           7,033
 Amortization of deferred financing costs...................              200             194             396             367
 Depreciation and amortization..............................            9,644           5,051          18,159           8,886
                                                                      -------         -------        --------         -------
   Total expenses...........................................           38,462          20,970          73,962          36,664
                                                                      -------         -------        --------         -------
Equity in income of joint venture and unconsolidated
 subsidiary.................................................            1,704           1,363           2,950           2,782
                                                                      -------         -------        --------         -------
Income before gain on sale, minority interest, and
 extraordinary item.........................................           18,691          10,171          35,810          18,550
Gain on sale................................................            1,269             243           3,824             243
Minority interest...........................................             (909)         (1,267)         (2,179)         (2,455)
                                                                      -------         -------        --------         -------

Income before extraordinary item............................           19,051           9,147          37,455          16,338
Extraordinary item..........................................                -               -          (8,908)           (111)
                                                                      -------         -------        --------         -------
Net income..................................................           19,051           9,147          28,547          16,227
Preferred dividends.........................................            1,505               -           2,641               -
                                                                      -------         -------        --------         -------
Net income applicable to common shareholders................          $17,546         $ 9,147        $ 25,906         $16,227
                                                                      =======         =======        ========         =======

Net income per Common Share before extraordinary item basic.          $  0.44         $  0.38        $   0.91         $  0.73
Extraordinary item..........................................                -               -           (0.23)              -
                                                                      -------         -------        --------         -------
Net income per Common Share  basic..........................          $  0.44         $  0.38        $   0.68         $  0.73
                                                                      -------         -------        --------         -------

Weighted average number of Common Shares outstanding  basic.           39,873          24,303          38,340          22,303
                                                                      =======         =======        ========         =======
Net income per Common Share before
 extraordinary item  diluted................................          $  0.43         $  0.37        $   0.89         $  0.72
Extraordinary item..........................................                -               -           (0.21)              -
                                                                      -------         -------        --------         -------
Net income per Common Share  diluted........................          $  0.43         $  0.37        $   0.68         $  0.72
                                                                      =======         =======        ========         =======
Weighted average number of Common Shares and
 Common Share equivalents outstanding  diluted..............           43,936          24,538          41,992          22,630
                                                                      =======         =======        ========         =======



  The accompanying notes are an integral part of these financial statements.

                           PRENTISS PROPERTIES TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (dollars in thousands)


                                                                                    SIX MONTHS            SIX MONTHS
                                                                                       ENDED                 ENDED
                                                                                   JUNE 30, 1998         JUNE 30, 1997
                                                                                   -------------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income...............................................................           $  28,547              $  16,227

 Adjustments to reconcile net income to net cash provided by operating activities:
       Minority interest..................................................               2,179                  2,455
       Extraordinary item.................................................               8,908                    111
       Gain on sale.......................................................              (3,824)                  (243)
       Depreciation and amortization......................................              18,159                  8,886
       Amortization of deferred financing costs...........................                 396                    367
       Equity in income of joint venture and unconsolidated subsidiary....              (2,950)                (2,782)
       Non-cash compensation..............................................                  50                     25
 Changes in assets and liabilities, net of non-cash effect of acquisitions:
       Provision for doubtful accounts....................................                 427                      5
       Receivables........................................................              (6,778)                (3,628)
       Deferred charges and other assets..................................                 670                 (2,879)
       Escrowed cash......................................................              (4,403)                  (558)
       Accounts payable and other liabilities.............................               7,276                  4,547
       Amounts due to/from affiliates.....................................               6,561                  4,007
                                                                                     ---------              ---------
 Net cash provided by operating activities................................              55,218                 26,540
                                                                                     ---------              ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of real estate..................................................            (375,830)              (248,296)
 Investment in real estate................................................             (20,949)               (17,300)
 Investment in mortgage note receivable...................................                  85                   (597)
 Proceeds from sale of real estate........................................              12,905                  3,030
 Distributions received from joint venture and unconsolidated subsidiary..               4,543                  3,669
                                                                                     ---------              ---------
 Net cash used in investing activities....................................            (379,246)              (259,494)
                                                                                     ---------              ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from sale of Common Shares..................................             106,412                135,775
 Net proceeds from sale of Preferred Shares...............................              25,000                      -
 Net proceeds from sale of Preferred Units................................              95,000                      -
 Distributions paid to limited partners...................................              (2,050)                (2,357)
 Distributions paid to common shareholders................................             (29,222)               (14,399)
 Distributions paid to preferred shareholders.............................              (1,161)                     -
 Proceeds from debt on real estate........................................             411,097                306,756
 Repayments of debt on real estate........................................            (276,776)              (193,600)
                                                                                     ---------              ---------
 Net cash provided by financing activities................................             328,300                232,175
                                                                                     ---------              ---------

 Net increase in cash and cash equivalents................................               4,272                   (779)
 Cash and cash equivalents, beginning of period...........................               7,075                  7,226
                                                                                     ---------              ---------
 Cash and cash equivalents, end of period.................................           $  11,347              $   6,447
                                                                                     =========              =========
SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash paid for interest...................................................           $  17,523              $   6,113
                                                                                     =========              =========

   The accompanying notes are an integral part of these financial statements.

                           PRENTISS PROPERTIES TRUST
                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS

1.   THE ORGANIZATION

     The Company is a self-administered and self-managed Real Estate Investment Trust ("REIT") that acquires, owns, manages, leases, develops and builds office and industrial properties throughout the United States. The Company operates principally through Prentiss Properties Acquisition Partners, L.P. and its subsidiaries (the "Operating Partnership") and Prentiss Properties Limited, Inc. (the "Manager") (collectively referred to herein as the "Company"). As of June 30, 1998, the Company owned interests in a diversified portfolio of 240 primarily suburban Class "A" office and suburban industrial properties (the "Properties") containing approximately 22.2 million net rentable square feet. The Properties are located in 20 major U.S. markets and consist of 115 office buildings (the "Office Properties") containing approximately 13.0 million net rentable square feet and 125 industrial buildings (the "Industrial Properties") containing approximately 9.2 million net rentable square feet. The Properties include 11 office and 2 industrial development projects, including one expansion of an existing Property, totaling approximately 1.8 million square feet. Exclusive of the development projects, as of June 30, 1998, the Office Properties were approximately 95% leased to approximately 1,142 tenants and the Industrial Properties were approximately 96% leased to approximately 348 tenants. In addition to the 240 Properties owned, the Company manages approximately 29.2 million net rentable square feet in 256 office and industrial properties, in 19 U.S. markets, that are owned by third-parties.

     At December 31, 1997, the Company owned a total of 170 Properties. During the six month period ended June 30, 1998, the Company acquired 72 Properties comprising 3.7 million square feet, and sold one office and six industrial properties totaling 336,821 square feet. Additionally, the Company began development on 5 new Office Properties during the six months ended June 30, 1998, totaling 768,000 square feet.

     The Company's property related transactions for the six months ended June 30, 1998 are summarized by fiscal quarter in the table below:

                                                                     # OF BLDGS.             SQ. FT.
                                                                   ---------------       ---------------
                                                                          (square feet in thousands)
PROPERTIES AS OF DECEMBER 31, 1997                                             170                18,082

ACTIVITY FOR THREE MONTHS ENDED MARCH 31, 1998
Property Acquisitions                                                           59                 1,769
Property Dispositions                                                           (1)                 (118)
Development Starts                                                               1                    97
                                                                   ---------------       ---------------
                                                                                59                 1,748
ACTIVITY FOR THREE MONTHS ENDED JUNE 30, 1998
Property Acquisitions                                                           13                 1,928
Property Dispositions                                                           (6)                 (218)
Development Starts                                                               4                   671
                                                                   ---------------       ---------------
                                                                                11                 2,381

                                                                   ---------------       ---------------
PROPERTIES AS OF JUNE 30, 1998                                                 240                22,211
                                                                   ===============       ===============


     The Direct Placement Offerings, Unit Conversion, Preferred Shares, and Share Repurchase Program

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

                           PRENTISS PROPERTIES TRUST
                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS


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

     On June 26, 1998, the Company privately placed 1,900,000 Series B Cumulative Redeemable Perpetual Preferred Units (the "Series B Perpetual Preferred Units") with an institutional investor. The issue resulted in gross consideration of $95.0 million. Such proceeds were used to repay borrowings under the Company's Line of Credit (as defined in Note 4). The Series B Perpetual Preferred Units are callable by the Company in five years at par value and have a coupon rate of 8.3%.

     On June 30, 1998, the Company's Board of Trustees authorized the repurchase of up to 2.0 million Common Shares in the open market or negotiated private transactions. On July 2, 1998, the Company began purchasing shares in the open market. As of August 10, 1998, the Company has repurchased 669,700 Common Shares at an average price of $24.32 per share.

     The Properties

     During the six months ended June 30, 1998, the Company acquired 72 Properties containing approximately 3.7 million square feet (collectively the "Acquired Properties"), sold one office property containing 118,316 square feet and six industrial properties totaling 218,505 square feet, began development of five office projects comprising 768,000 square feet and transitioned into operations two industrial development projects totaling 299,400 square feet.

     The Acquired Properties consist of 21 Class "A" suburban Office Properties (the "Acquired Office Properties") totaling 2.5 million square feet and 51 suburban Industrial Properties (the "Acquired Industrial Properties") totaling
1.2 million square feet.

                           PRENTISS PROPERTIES TRUST
                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS


2.   BASIS OF PRESENTATION

     The consolidated financial statements of the Company include all the accounts of the Company, its majority-owned Operating Partnership and subsidiaries. The financial statements for the three and six months ended June 30, 1998, include (i) the results of operations of 147 operating Properties and 10 development projects (including one expansion of an existing Property) for the entire periods presented, (ii) the results of operations of the 72 Acquired Properties and 5 development projects for the portion of the periods subsequent to acquisition or commencement of development by the Company, (iii) the results of operations of the 5307 East Mockingbird, Oceanside Distribution Center and West Loop Business Park Properties (the "Sold Properties") for the portion of the periods before the Company sold the Sold Properties, (v) a 50% equity interest in the 7 Broadmoor Austin Properties, and (vi) results of operations of the Prentiss Properties Service Business conducted primarily by the Manager in the periods presented. The financial statements for the three and six months ended June 30, 1997, include (i) the results of operations of 88 operating Properties (inclusive of the Sold Properties) and 3 development projects (including one expansion of an existing Property) for the entire periods presented, (ii) the results of operations of 29 Properties acquired during the period and 3 development projects for the portion of the period subsequent to acquisition or commencement of development by the Company, (iii) an approximate 50% equity interest in the 7 Broadmoor Austin Properties, and (iv) results of operations of the Prentiss Properties Service Business conducted primarily by the Manager in the period presented. All significant intercompany balances and transactions have been eliminated.

     The accompanying financial statements are unaudited; however, the financial statements of the Company have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results for the three and six months ended June 30, 1998 are not necessarily indicative of the results to be obtained for the full fiscal year. These financial statements should be read in conjunction with the December 31, 1997 audited financial statements and notes thereto of the Company, included in its annual report on Form 10-K for the fiscal year ended December 31, 1997.

3.   REAL ESTATE

     A brief description of the Properties acquired and other significant real estate transactions occurring during the six months ended June 30, 1998 follows:

     On January 9, 1998, the Company acquired three Class "A" Office Properties containing 141,139 square feet located in the suburban Philadelphia, Pennsylvania, area. The purchase price of the Properties (the "Creamery Way Properties"), excluding closing costs, totaled approximately $13.8 million.

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

     On February 4, 1998, the Company acquired four Class "A" Office Properties and 45 Industrial Properties containing 1.0 million square feet located in the San Diego, California, and Tucson, Arizona, areas. The purchase price of the Properties, excluding closing costs, totaled approximately $80.4 million.

     On March 31, 1998, the Company sold the 5307 East Mockingbird Property for total sale proceeds of approximately $8.2 million resulting in a gain on sale of approximately $2.6 million.

                           PRENTISS PROPERTIES TRUST
                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS


     On April 24, 1998, the Company acquired two Class "A" Office Properties containing 52,665 square feet located in the suburban Philadelphia, Pennsylvania, area. The purchase price of the Properties, excluding closing costs, totaled approximately $5.2 million.

     On May 18, 1998, the Company acquired two Class "A" Office Properties totaling 148,108 square feet located in the Kansas City, Missouri, area. The purchase price of the Properties, excluding closing costs, totaled approximately $19.9 million.

     On May 21, 1998, the Company acquired a single Class "A" Office Property containing 525,951 square feet located in the Oakland, California, area. The purchase price of the Property, excluding closing costs, totaled approximately $77.0 million.

     On May 22, 1998, the Company disposed of the Oceanside Distribution Center property for total proceeds of approximately $8.0 million resulting in a gain on sale of approximately $455,000.

     On June 12, 1998, the Company acquired seven Class "A" Office Properties totaling 1,044,858 square feet located in the Houston, Texas, area. Additionally, the Company acquired the related property management and leasing operations for 700,000 square feet of office properties for third-party clients. The purchase price of the Properties (the "Fidinam Office Portfolio"), excluding closing costs, totaled approximately $87.0 million, including approximately $31.6 million of debt assumed, approximately $50.8 million in cash, and the issuance of 187,720 Units valued at $4.5 million.

     On June 30, 1998, the Company acquired a single Class "A" Office Property containing 156,000 square feet located in the metropolitan Washington, D.C. area. The purchase price of the Property, excluding closing costs, totaled approximately $22.4 million.

     On June 30, 1998, the Company disposed of the West Loop Business Park Properties for total sale proceeds of approximately $4.9 million resulting in a gain on sale of approximately $1.3 million.

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

     The Company is obligated under three loans (the "Construction Loans") to fund the construction and development of four Properties. The Construction Loans provide for total funding of $44.5 million, of which $11.7 million and $10.0 million were drawn during the three month periods ending March 31, 1998 and June 30, 1998, respectively, resulting in an outstanding balance of $31.7 million at June 30, 1998. The Construction Loans bear interest at varying rates, from LIBOR plus 165 basis points to LIBOR plus 175 basis points, and mature on dates from September 2000 to December 2000.

     In connection with the acquisition of certain of the Acquired Properties during the six months ended June 30, 1998 the Company assumed debt totaling $35.5 million. Such debt instruments are fixed rate, amortizing loans with interest rates ranging from 7.84% to 8.38% and amortization periods of 20 years. The loans are collateralized by the related Properties and mature on varying dates from February 2004 to September 2006.

     On June 30, 1998, the Company entered into a note payable agreement with the former owners of one of the Acquired Properties in the amount of $4.0 million. The note is unsecured, has a fixed rate of 7.75% and matures on December 31, 2000.

                           PRENTISS PROPERTIES TRUST
                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS


     During the six months ended June 30, 1998, the Company repaid, to First Union National Bank, $5.5 million of borrowings under a construction loan which was assumed by the Company in connection with the acquisition of certain Properties in October 1997. The loan which was repaid with proceeds from borrowings under the Company's Line of Credit (as defined below) had a maturity of April 10, 1998 and bore interest at LIBOR plus 250 basis points.

     On December 31, 1997, the Company replaced the existing line of credit with a new $300 million unsecured line of credit with a group of 12 banks (the "Line of Credit"). The Line of Credit reduced the interest rate on borrowings from LIBOR plus 175 basis points to LIBOR plus 137.5 basis points. The Line of Credit is unsecured and has a term of three years. Additionally, the Company is required to pay an average daily unused commitment fee of 20 basis points per annum if the daily unused portion of the Line of Credit is greater than the related daily balance outstanding. The fee is reduced to 15 basis points per annum if the daily unused portion is less than the daily balance outstanding.
At December 31, 1997, the Company had no borrowings outstanding under the Line of Credit. The Company had net borrowings of $5.0 million and $88.4 million during the periods ending March 31, 1998 and June 30, 1998, respectively, resulting in an outstanding balance of $93.4 million at June 30, 1998

     At December 31, 1997, the Company had outstanding borrowings of $120 million under the short-term variable rate acquisition loan (the "Acquisition Loan"). The Acquisition Loan has an interest rate of LIBOR plus 125 basis points and will mature on August 29,1998. The Company expects to receive an extension of the facility to January 1, 1999 and is currently negotiating permanent financing to convert the facility into one or more multi-year facilities.

     Future scheduled principal repayments of debt on real estate are as follows:

                                                             (in thousands)
        1998..........................................       $120,000
        1999..........................................
        2000..........................................        135,132
        2001..........................................
        2002..........................................          3,040
        Thereafter....................................        335,741
                                                             --------
                                                             $593,913/(A)/
                                                             ========

        /(A)/ The amount shown excludes the Company's 50% share of the mortgage indebtedness which is collateralized by the Broadmoor Austin Properties.

5.   DISTRIBUTION

     On June 17, 1998, the Company declared a cash distribution for the second quarter of 1998 in the amount of $.40 per share, payable on July 17, 1998 to common shareholders of record on June 30, 1998. Additionally, it was determined that a distribution of $.40 per Unit would be made to the partners of the Operating Partnership, and the holders of the Company's Series A Convertible Preferred Shares. The total distributions were paid on July 17, 1998, totaling approximately $18.1 million. In addition, a pro-rated distribution equal to 8.3% of the face amount of the Series B Perpetual Preferred Units or $131,417 was declared on June 26, 1998 and paid on July 2, 1998.

6.   INVESTMENT IN JOINT VENTURE AND UNCONSOLIDATED SUBSIDIARIES

     Included in investments in joint venture and unconsolidated subsidiaries are the Company's investment in the Broadmoor Austin Associates Joint Venture ("Broadmoor Austin") and the Company's investment in the Manager. The Company accounts for its 50% investment in Broadmoor Austin and its 95% investment in the Manager using the equity method of accounting, and thus reports its share of income and losses based on its ownership interest in the respective entities. At June 30, 1998, the carrying value of the Company's interest in Broadmoor Austin and the Manager totaled $7.5 million and $4.0 million, respectively. The difference between the carrying value of the Company's interest in Broadmoor Austin and the book value of the underlying equity is being amortized over 40 years.

                           PRENTISS PROPERTIES TRUST
                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS

   The following is summarized financial information for 100% of Broadmoor Austin at June 30, 1998 and December 31, 1997 and for the three and six months ended June 30, 1998 and 1997:

                                                    JUNE 30, 1998       DEC. 31, 1997
                                                  ------------------  ------------------
BALANCE SHEET:                                            (DOLLARS IN THOUSANDS)
Real estate and deferred charges, net.........           $110,174            $111,524
Total assets..................................           $123,078            $126,341
Mortgage note payable.........................           $154,000            $140,000
Venturers' deficit............................           $(31,561)           $(17,134)



                                                            THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                     JUNE 30, 1998      JUNE 30, 1997      JUNE 30, 1998       JUNE 30, 1997
                                                   -----------------  -----------------  ------------------  -----------------
INCOME STATEMENT:                                         (DOLLARS IN THOUSANDS)               (DOLLARS IN THOUSANDS)
Rental income..................................          $5,017             $4,871            $  9,896             $9,741
Interest expense...............................          $2,711             $3,403            $  6,069             $6,769
Depreciation and amortization..................          $1,082             $1,084            $  2,166             $2,167
Extraordinary item.............................               -                  -            $ 12,900                  -
Net income (loss)..............................          $1,080             $  237            $(11,562)            $  512

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

   The following is summarized financial information for 100% of the Manager at June 30, 1998 and December 31, 1997 and for the three and six months ended June 30, 1998 and 1997:

                                                    JUNE 30, 1998      DEC. 31, 1997
                                                  -----------------  -----------------
BALANCE SHEET:                                           (DOLLARS IN THOUSANDS)
Total assets...................................         $10,820            $21,668
Total liabilities..............................         $ 3,566            $16,700
Owners' equity.................................         $ 7,254            $ 4,968

                                                          THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                    JUNE 30, 1998      JUNE 30, 1997      JUNE 30, 1998      JUNE 30, 1997
                                                  -----------------  -----------------  -----------------  -----------------
INCOME STATEMENT:                                        (DOLLARS IN THOUSANDS)                (DOLLARS IN THOUSANDS)
Fee income.....................................         $7,401             $6,489            $14,849            $11,835
Personnel costs, net...........................         $4,889             $3,016            $ 9,745            $ 5,966
General office and administrative..............         $1,643             $1,780            $ 2,930            $ 2,747
Net income.....................................         $1,169             $1,273            $ 2,286            $ 2,563

7.   SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES

     During the three months ended June 30, 1998, the Company declared cash distributions totaling $18.1 million payable to holders of Common Shares, Operating Partnership Units and Series A Convertible Preferred Shares. The distributions were paid July 17, 1998. In addition, a distribution totaling $131,417 was declared on June 26, 1998 payable to holders of the Company's Series B Perpetual Preferred Units. The distribution was paid on July 2, 1998.

     On February 6, 1998, the owners of the Merged Entities (as earlier defined) paid deferred compensation to certain Merged Entity Employees in the form of 113,500 Units. The transaction resulted in a non-cash charge to the

                           PRENTISS PROPERTIES TRUST
                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS

Company of $2.9 million (net of the minority interest holders share of the charge of approximately $193,000) during the three month period ended March 31, 1998.

     In addition, in connection with the acquisition of Properties during the six months ended June 30, 1998, the Company assumed $35.5 million of mortgage debt and $3.0 million of net liabilities, entered into other corporate debt of $4.0 million and issued Units valued at $10.9 million.

8.   IMPACT OF THE YEAR 2000 ISSUE

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer program that has date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of operations, including, among other things, a temporary inability to process transactions, prepare financial statements, send invoices, or engage in similar normal business activities.

     The Company is near completion of an assessment of Year 2000 issues on its existing computer systems. The Company has also substantially completed plans to resolve the issues identified in such assessment. The Company recently engaged the independent consulting firms of PricewaterhouseCoopers LLP, Computer Services Corporation and DMR Consulting Group, Inc. to review the Year 2000 plan and progress to date. Based on the findings of these engagements, the Company believes its plans for substantially all of the Company's existing systems to be Year 2000 compliant by March 31, 1999 are reasonable.

     Based on information currently available from the Company's internal assessment, management does not believe the costs and expenses associated with its Year 2000 activities over the next 18 months will have a materially adverse effect on the Company's consolidated results of operations or financial position. Since future acquisitions, developments and dispositions can cause these amounts to fluctuate, the Company will consider Year 2000 issues for all future acquisitions and developments.

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

                           PRENTISS PROPERTIES TRUST
                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS No. 133").

     FAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. FAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company believes that upon implementation, FAS 133 will not have a material impact on the financial statements of the Company.

10.  PRO FORMA FINANCIAL INFORMATION

     Due to the Company's significant acquisition activity between January 1, 1997 and June 30, 1998, the historical results of operations for the periods presented may not be indicative of future results of operations. The following Pro Forma Condensed Statements of Income for the six months ended June 30, 1998 and 1997 are presented as if the acquisitions and related transactions occurred at the beginning of the periods presented. The pro forma information is based upon historical information and does not purport to present what actual results would have been had such transactions, in fact, occurred at the beginning of the periods presented, or to project results for any future period.

                    PRO FORMA CONDENSED STATEMENTS OF INCOME

                                                                        SIX MONTHS ENDED               SIX MONTHS ENDED
                                                                         JUNE 30, 1998                   JUNE 30, 1997
                                                                        ----------------               ----------------
                                                                             (in thousands, except per share data)
Total revenues.......................................                       $129,335                        $123,878
Property operating and maintenance...................                         29,277                          30,685
Real estate taxes....................................                         13,617                          12,014
General and administrative...........................                          2,131                           1,301
Personnel costs, net.................................                          1,748                           1,364
Interest expense.....................................                         22,449                          22,449
Amortization of deferred financing costs.............                            396                             367
Depreciation and amortization........................                         20,966                          20,966
Equity in income of joint venture and unconsolidated
 subsidiaries........................................                          2,950                           2,782
                                                                            --------                        --------
Net income before minority interest..................                         41,701                          37,514
Minority interest....................................                         (5,552)                         (5,368)
                                                                            --------                        --------
Net income before preferred dividends................                         36,149                          32,146
Preferred dividends..................................                         (3,018)                         (3,018)
                                                                            --------                        --------
Net income applicable to common shareholders.........                       $ 33,131                        $ 29,128
                                                                            ========                        ========

Net income per Common Share  basic...................                       $   0.83                        $   0.73
                                                                            ========                        ========
Net income per Common Share  diluted.................                       $   0.82                        $   0.73
                                                                            ========                        ========

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

                           PRENTISS PROPERTIES TRUST
                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS

                                                                          THREE MONTHS
Reconciliation of Earnings per Share Numerator     THREE MONTHS ENDED         ENDED         SIX MONTHS ENDED   SIX MONTHS ENDED
                                                     JUNE 30, 1998        JUNE 30, 1997      JUNE 30, 1998       JUNE 30, 1997
                                                  --------------------  -----------------  ------------------  -----------------
                                                                      (in thousands, except per share data)
Net Income......................................         $19,051             $ 9,147            $28,547             $16,227
Preferred dividends.............................          (1,505)                  -             (2,641)                  -
                                                         -------             -------            -------             -------
Net Income available to common shareholders.....         $17,546             $ 9,147            $25,906             $16,227
                                                         =======             =======            =======             =======
Reconciliation of Earnings per Share Denominator

Weighted average common shares outstanding......          39,873              24,303             38,340              22,303
                                                         =======             =======            =======             =======

Basic Earnings per Share........................         $  0.44             $  0.38            $  0.68             $  0.73
                                                         =======             =======            =======             =======

Dilutive Effect of Common Share Equivalents

Dilutive options................................             290                 235                342                 327
Dilutive preferred shares.......................           3,773                   -              3,310                   -
Weighted average common shares outstanding......          39,873              24,303             38,340              22,303
                                                         -------             -------            -------             -------
Weighted average common shares and common share
   Equivalents..................................          43,936              24,538             41,992              22,630
                                                         =======             =======            =======             =======

Diluted Earnings per Share......................         $  0.43             $  0.37            $  0.68             $  0.72
                                                         =======             =======            =======             =======

12.  SUBSEQUENT EVENTS

     The Company has acquired or is in the process of finalizing acquisitions of four properties for a total estimated purchase price of $98 million. The agreements relating to such properties are subject to customary closing conditions; therefore, there can be no assurances that the Company will acquire all of the properties.

     On June 30, 1998, the Company's Board of Trustees authorized the repurchase of up to 2.0 million common shares in the open market or negotiated private transactions. On July 2, 1998, the Company began purchasing shares in the open market. As of the close of business on August 10, 1998, the Company has repurchased 669,700 common shares at an average price of $24.32 per share.

     On July 10, 1998, the Company disposed of the Glendale Federal Bank Building ("Glendale Federal Property") for gross proceeds of approximately $30.0 million resulting in an estimated gain on sale of approximately $4.5 million.

     On August 6, 1998, the Company filed with the SEC a Registration Statement on Form S-3 relating to the Company's Dividend Reinvestment and Share Purchase plan for all shareholders. This allows shareholders to buy and sell shares directly through the Company. The plan provides for the automatic reinvestment of cash dividends as well as for the direct monthly purchase of shares.

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

RESULTS OF OPERATIONS

     As of June 30, 1998, the Company owned interests in a diversified portfolio of 240 primarily suburban Class "A" office and suburban industrial properties (the "Properties") containing approximately 22.2 million net rentable square feet. The Properties are located in 20 major U.S. markets and consist of 115 office buildings (the "Office Properties") containing approximately 13.0 million net rentable square feet and 125 industrial buildings (the "Industrial Properties") containing approximately 9.2 million net rentable square feet. The Properties include 11 office and 2 industrial development projects, including one expansion of an existing Property, totaling approximately 1.8 million square feet.

     The consolidated financial statements of the Company include all the accounts of the Company, its majority-owned Operating Partnership and subsidiaries. The financial statements for the three and six months ended June 30, 1998, include (i) the results of operations of 147 operating Properties and 10 development projects (including one expansion of a existing Property) for the entire periods presented, (ii) the results of operations of the 72 Acquired Properties and 5 development projects for the portion of the periods subsequent to acquisition or commencement of development by the Company, (iii) the results of operations of the 5307 East Mockingbird, Oceanside Distribution Center and West Loop Business Park Properties (the "Sold Properties") for the portion of the periods before the Company sold the Sold Properties, (v) a 50% equity interest in the 7 Broadmoor Austin Properties, and (vi) results of operations of the Prentiss Properties Service Business conducted primarily by the Manager in the periods presented. The financial statements for the three and six months ended June 30, 1997, include (i) the results of operations of 88 operating Properties (inclusive of the Sold Properties) and 3 development projects (including one expansion of an existing Property) for the entire periods presented, (ii) the results of operations of 29 Properties acquired during the period and 3 development projects for the portion of the period subsequent to acquisition or commencement of development by the Company, (iii) an approximate 50% equity interest in the 7 Broadmoor Austin Properties, and (iv) results of operations of the Prentiss Properties Service Business conducted primarily by the Manager in the period presented. All significant intercompany balances and transactions have been eliminated.

     The results of operations for the periods ended June 30, 1998 and 1997 include the respective operations of the Company. For comparative purposes, the Company had a total of 95 of the Properties for the entire three month periods ended June 30, 1998 and 1997 and a total of 88 of the Properties for the entire six month periods ended June 30, 1998 and 1997. Consequently, the comparisons of the periods provide only limited information regarding the operations of the Company as currently constituted.

Comparison of Three Months Ended June 30, 1998 to the Three Months Ended June
-----------------------------------------------------------------------------
30, 1997
--------

     Rental income increased by $24.9 million, or 85.4%, to $54.0 million from $29.1 million primarily as a result of the Properties acquired subsequent to April 1, 1997. As described above, the Company includes comparative results of operations of 95 operating Properties for the three month periods ended June 30, 1998 and 1997. The rental income for the combined 95 operating Properties increased by a net $321,000, or 1.4%, from the three months ended June 30, 1997 to the three months ended June 30, 1998. Exclusive of the effect of the $511,000 of past due rents collected on the Milwaukee Industrial Properties during the three months ended June 30, 1997, the increase from the 95 Properties totaled $832,000, or 3.7%. Rental income from the Sold Properties and the Property acquisitions subsequent to April 1, 1997 account for a net $24.6 million increase in rental income.

     Property operating and maintenance expenses increased by $5.4 million, or 80.5%, primarily as a result of the Properties acquired subsequent to April 1, 1997. The property operating and maintenance expenses for the 95 operating Properties decreased by approximately $402,000, or 6.6%, from the three month period ended June 30, 1997 to the three month period ended June 30, 1998. Property operating and maintenance expenses of the Sold Properties and the Property acquisitions subsequent to April 1, 1997 account for an approximate $5.8 million increase from the three month period ended June 30, 1997 to the same period in 1998.

     Real estate taxes increased by $2.7 million, or 84.6%, primarily as a result of the Properties acquired subsequent to April 1, 1997. Such acquired Properties, when combined with the Sold Properties, account for a $2.5 million increase in real estate expenses for the three month period ended June 30, 1998 compared to the prior year comparative period. The real estate tax expense for the 95 operating Properties increased by approximately $233,000, or 8.6%, from the three months ended June 30, 1997 to the comparative period in 1998.

     Interest expense increased by $4.2 million, or 94.8%, primarily as a result of the increase in debt on real estate from $257.0 million at June 30, 1997 to $593.9 million at June 30, 1998. The increase in debt on real estate is attributable to borrowings incurred in connection with Property acquisitions subsequent to June 30, 1997.

     Depreciation and amortization expense increased by $4.6 million, or 90.9%, primarily as a result of the Properties acquired subsequent to April 1, 1997. Such acquired Properties, when combined with Sold Properties, account for a $4.0 million increase in depreciation and amortization for the three months ended June 30, 1998 from the prior year comparative period. The depreciation and amortization expense for the 95 operating Properties increased by approximately $570,000, or 13.9%, from the three months ended June 30, 1997 to the comparative period in 1998.

     During the three months ended June 30, 1998, the Company recorded a gain on sale of $1.3 million. The gain on sale resulted from the Company's sale of the West Loop Business Park Properties during the three months ended June 30, 1998.

Comparison Of The Six Months Ended June 30, 1998 To The Six Months Ended June
-----------------------------------------------------------------------------
30, 1997
--------

     Rental income increased by $52.8 million, or 103.4%, to $103.9 million from $51.1 million primarily as a result of the Properties acquired subsequent to January 1, 1997. As described above, the Company includes comparative results of operations of 88 operating Properties for the six month periods ended June 30, 1998 and 1997. The rental income for the combined 88 operating Properties increased by $1.4 million, or 3.3%, from the six months ended June 30, 1997 to the six months ended June 30, 1998. Exclusive of the effect of the $511,000 of past due rents collected on the Milwaukee Industrial Properties during the six months ended June 30, 1997, the increase from the 88 Properties totaled $1.9 million, or 4.5%. Rental income from the Sold Properties, and the Property acquisitions subsequent to January 1, 1997 account for a $51.4 million increase in rental income.

     Property operating and maintenance expenses increased by $11.6 million, or 96.3%, primarily as a result of the Properties acquired subsequent to January 1, 1997. The property operating and maintenance expenses for the 88 operating Properties decreased by approximately $258,000, or 2.3%, from the six month period ended June 30, 1997 to the six month period ended June 30, 1998.
Property operating and maintenance expenses of the Sold Properties and the Property acquisitions subsequent to January 1, 1997 account for an approximate net $11.9 million increase from the six month period ended January 1, 1997 to the same period in 1998.

     Real estate taxes increased by $5.6 million, or 97.6%, primarily as a result of the Properties acquired subsequent to January 1, 1997. Such acquired Properties, when combined with the Sold Properties, account for a net $4.9 million increase in real estate expenses for the six month period ended June 30, 1998 compared to the prior year comparative period. The real estate tax expense for the 88 operating Properties increased by approximately $680,000, or 13.8%, from the six months ended June 30, 1997 to the comparative period in 1998.

     Interest expense for the six months ended June 30, 1998 increased by $9.6 million, or 137.2%, primarily as a result of the increase in debt on real estate from $257.0 million at June 30, 1997 to $593.9 million at June 30, 1998. The increase in debt on real estate is attributable to borrowings incurred in connection with the Property acquisitions subsequent to June 30, 1997.

     Depreciation and amortization expense increased by $9.3 million, or 104.4%, primarily as a result of the Properties acquired subsequent to January 1, 1997. Such acquired Properties, when combined with Sold Properties, account for a net $8.2 million increase in depreciation and amortization for the six months ended June 30, 1998 from the prior year comparative period. The depreciation and amortization expense for the 88 operating Properties increased by approximately $1.1 million, or 15.8%, from the six months ended June 30, 1997 to the comparative period in 1998.

     During the six months ended June 30, 1998, the Company recorded gains on sale totaling $3.8 million and extraordinary items of $8.9 million. The gains on sale resulted from the Company's sale of the 5307 East Mockingbird and West Loop Business Park Properties. The extraordinary item resulted from two items including (i) the Company's recognition of its 50% proportionate share of $12.9 million, or $6.45 million, of prepayment penalties and unamortized financing costs written-off, both of which were recorded as extraordinary charges by the Broadmoor Austin joint venture during the period; and (ii) the distribution of 113,500 Operating Partnership units ("Units") by an affiliate of the Company to certain employees of the Company resulting in a non-cash charge to the Company of $3.1 million. The transactions were recorded net of the minority interest proportionate share of each charge totaling $406,000 and $193,000, respectively.

Funds from Operations

     The Company generally considers Funds from Operations, in conjunction with cash flows, to be an appropriate measure of liquidity of an equity REIT. "Funds from Operations" as defined by the National Association of Real Estate Investment Trusts ("NAREIT") means net income (computed in accordance with Generally Accepted Accounting Principles ("GAAP")) excluding gains (or losses) from debt restructuring and sale of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. The Company's Funds from Operations may not be comparable to Funds from Operations reported by other REITs that do not define that term using the current NAREIT definition. Funds from Operations does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income as an indication of the Company's performance or to cash flows as a measure of liquidity or ability to make distributions. The following is a reconciliation of net income to Funds from Operations for the three and six month periods ended June 30, 1998 and 1997:

                                                   THREE MONTHS        THREE MONTHS         SIX MONTHS          SIX MONTHS
                                                      ENDED               ENDED               ENDED               ENDED
                                                  JUNE 30, 1998       JUNE 30, 1997       JUNE 30, 1998       JUNE 30, 1997
                                                ------------------  ------------------  ------------------  ------------------
                                                   (dollars in         (dollars in         (dollars in         (dollars in
                                                    thousands)          thousands)          thousands)          thousands)
Net income                                            $19,051             $ 9,147             $28,547             $16,227

Add:
  Real estate depreciation and amortization...          9,644               5,051              18,159               8,886
  Real estate depreciation and amortization
     of unconsolidated subsidiary and joint
     venture..................................            559                 530               1,132               1,072
  Minority interest in operating partnership..            877               1,240               2,116               2,404
  Extraordinary item..........................              -                   -               8,908                 111
Less:
  Gain on sale................................         (1,269)               (243)             (3,824)               (243)
  Dividend on perpetual preferred units.......           (131)                  -                (131)                  -
                                                      -------             -------             -------             -------
Funds from Operations                                 $28,731             $15,725             $54,907             $28,457
                                                      =======             =======             =======             =======

Liquidity and Capital Resources

     Cash and cash equivalents were $11.3 million and $6.4 million at June 30, 1998 and June 30, 1997, respectively. Net cash provided by operating activities was $55.2 million for the six months ended June 30, 1998, compared to $26.5 million for the six months ended June 30, 1997. The increase is due primarily to the operating results of the Properties acquired subsequent to January 1, 1997.

     Net cash used in investing activities increased from $259.5 million for the six months ended June 30, 1997 to $379.2 million for the six months ended June 30, 1998. This increase is due primarily to the 72 real estate Properties acquired during the six months ended June 30, 1998 compared to 29 acquired during the same period in 1997, as well as an increase in cash invested in real estate due to an increase in the number of development projects from 6 in this period of 1997 to 13 in 1998.

     Net cash provided by financing activities increased from $232.2 million for the six months ended June 30, 1997 to $328.3 million for the six months ended June 30, 1998. This increase is primarily attributable to the net proceeds from the sale of common shares of beneficial interest, $0.01 par value per share ("Common Shares"), Series "A" Cumulative Convertible Redeemable Preferred Shares ("Series A Convertible Preferred Shares") and Series "B" Cumulative Redeemable Perpetual Preferred Units ("Series B Perpetual Preferred Units") during the six months ended June 30, 1998.

The following table sets forth the Company's mortgage debt as of June 30, 1998:

                                 MORTGAGE DEBT

                   PROPERTY(IES)                     PRINCIPAL       INTEREST                                       ANNUAL INTEREST
                   -------------                       AMOUNT           RATE      AMORTIZATION       MATURITY           PAYMENT
                                                   ---------------  ------------  ------------  ------------------  ---------------
Mortgage Loan................................      $180,100,000/(1)/    7.58%        None       February 27, 2007       $13,651,580
Acquisition Loan.............................       120,000,000/(2)/    7.46%/(3)/   None       August 29, 1998           8,952,000
Line of Credit...............................        93,350,000         7.03%/(4)/   None       December 31, 2000         6,563,672
PacifiCare Building..........................         6,000,000         7.30%        None       November 1, 2000            438,000
Walnut Glen Tower............................        35,000,000         6.92%        None       April 1, 2005             2,422,000
Crescent Centre..............................        12,000,000         7.95%        None       March 1, 2004               954,000
Bachman Creek  West..........................         3,040,319         8.63%        25 yr      November 30, 2002           262,380
Broadmoor Austin Properties/(5)/.............        77,000,000         7.04%        None       April 10, 2011            5,420,800
Southpoint (III).............................         8,073,601         7.75%        20 yr      April 14, 2014              625,704
CIGNA Loan /(6)/.............................        60,000,000         6.80%        None       December 10, 2003         4,080,000
Highland Court...............................         5,075,468         7.27%        25 yr      April 1, 2006               368,987
Creamery Way.................................         3,860,203         8.30%        20 yr      September 19, 2006          320,397
Westheimer Central...........................         6,103,545         8.38%        25 yr      August 1, 2006              511,172
One Westheimer Center........................        25,528,384         7.84%        25 yr      February 1, 2004          2,001,425
2500 Cumberland Building K...................        11,395,017         7.41%/(7)/   None       August 1, 2000              844,370
Exec. Center Del Mar.........................         9,491,244         7.31%/(8)/   None       December 14, 2000           643,810
Westpoint....................................        10,861,893         7.31%/(8)/   None       November 15,  2000          794,004
Other Corporate Debt.........................         4,033,896         7.75%        None       December 31,  2000          312,627
                                                   ------------         ----                                            -----------

Total/Weighted Average.......................      $670,913,570         7.33%                                           $49,166,928
                                                   ============         ====                                            ===========

(1) The Mortgage Loan is collateralized by the following 53 Properties: Park West E1, Park West E2, One Northwestern Plaza, 3141 Fairview Park Drive, O'Hare Plaza II, 1717 Deerfield, 2411 Dulles Corner Road, 4401 Fair Lakes Court, Kansas City Industrial Properties (7 Properties), certain of the Los Angeles Industrial Properties (18 Properties), certain of the Milwaukee Industrial Properties (17 Properties), and the certain of the Chicago Industrial Properties (3 Properties).
(2)  The Acquisition Loan is collateralized by the following 16 Properties:
     Natomas Corporate Center (6 Properties), The Academy (3 Properties), Seven Mile Crossing (2 Properties), and Corporetum Office Campus (5 Properties). The Company expects to receive an extension of the facility to January 1999 and is currently negotiating permanent financing to convert the facility into one or more multi-year facilities.
(3) Represents the weighted average interest rate for the Interest Rate Swap of $50 million at an effective rate of 7.503% and $60 million at an effective rate of 7.498%. Additionally, rate shown reflects a variable rate on $10 million equal to LIBOR + 1.25%; on August 4, 1998, LIBOR was equal to 5.66%.
(4) Represents a variable rate equal to LIBOR + 1.38%; on August 4, 1998, LIBOR was equal to 5.66%.
(5) The Company, through the Operating Partnership, owns a 50% general partnership interest in the entity that owns the Broadmoor Austin Properties, which interest is accounted for under the equity method of accounting. The amount shown reflects the Company's proportionate share of the mortgage indebtedness collateralized by the Properties.
(6) The CIGNA Loan is collateralized by the following 11 Properties: Lake Center (2 Properties), Southpoint I and II (2 Properties), Valleybrooke (5 Properties) and Woodland Falls I and IV (2 Properties).
(7) Represents a variable rate equal to LIBOR + 1.75%; on August 4, 1998, LIBOR was equal to 5.66%.
(8) Represents a variable rate equal to LIBOR + 1.65%; on August 4, 1998, LIBOR was equal to 5.66%.

     The Company's policy is to limit combined indebtedness plus its pro rata share of joint venture debt so that at the time such debt is incurred, it does not exceed 50% of the Company's total market capitalization (the "Debt Limitation"). As of June 30, 1998, the Company had outstanding total indebtedness, including its pro rata share of joint venture debt of approximately $670.9 million, or approximately 35.89% of total market capitalization based on a Common Share price of $24.313 per share. As of June 30, 1998, the Company had the approximate capacity to borrow up to an additional $527.5 million under the Debt Limitation. The amount of indebtedness that the Company may incur, and the policies with respect thereto, are not limited by the Company's Declaration of Trust and Bylaws, and are solely within the discretion of the Company's Board of Trustees.

     The Company's Properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. For the three months ended June 30, 1998, the Company's recurring non-incremental revenue-generating capital expenditures totaled $1.0 million.

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

     The Company has acquired or is in the process of finalizing the acquisition of four properties for an estimated purchase price of $98 million. The agreements relating to these properties are subject to customary closing conditions; therefore, there can be no assurances that the Company will acquire all of these properties. Subsequent to such closings, the Company expects to have approximately $768.9 million of mortgage indebtedness outstanding, including its pro rata share of joint venture debt.

     The Company expects to meet its long-term liquidity requirements for the funding of activities such as development, property acquisitions, scheduled debt maturities, major renovations, expansions and other non-recurring capital improvements through long-term collateralized and unsecured indebtedness and the issuance of additional equity securities from the Company. The Company also intends to use proceeds from the Line of Credit to fund property acquisitions, development, redevelopment, expansions and capital improvements on an interim basis.

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

Impact of the Year 2000 Issue

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer program that has date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of operations, including, among other things, a temporary inability to process transactions, prepare financial statements, send invoices, or engage in similar normal business activities.

     The Company is near completion of an assessment of Year 2000 issues on its existing computer systems. The

Company has also substantially completed plans to resolve the issues identified in such assessment. The Company recently engaged the independent consulting firms of PricewaterhouseCoopers LLP, Computer Services Corporation and DMR Consulting Group, Inc. to review the Year 2000 plan and progress to date. Based on the findings of these engagements, the Company believes its plans for substantially all of the Company's existing systems to be Year 2000 compliant by March 31, 1999 are reasonable.

         Based on information currently available from the Company's internal assessment, management does not believe the costs and expenses associated with its Year 2000 activities over the next 18 months will have a materially adverse effect on the Company's consolidated results of operations or financial position. Since future acquisitions, developments and dispositions can cause these amounts to fluctuate, the Company will consider Year 2000 issues for all future acquisitions and developments.

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

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS No. 133").

         FAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivative as either assets or liabilities in the statement of financial position and measure those instruments at fair value. FAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company believes that upon implementation, FAS 133 will not have a material impact on the financial statements of the Company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

                          PART II:  OTHER INFORMATION
                          ---------------------------


ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES

         On June 26, 1998, the Company privately placed 1,900,000 Series B Cumulative Redeemable Perpetual Preferred Units (the "Series B Perpetual Preferred Units") with an institutional investor. The issue resulted in gross consideration of $95.0 million. Such proceeds were used to repay borrowings under the Company's Line of Credit (as earlier defined). The Series B Perpetual Preferred Units are callable by the Company in five years at par value and have a coupon rate of 8.3%. The private placement is exempt from registration under the Securities Act pursuant to Section 4(2) thereof.

ITEM 3.  DEFAULTS UPON MORTGAGES AND NOTES PAYABLE

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 5, 1998, the Company held its Annual Meeting of Shareholders.

         At the meeting, two Class II Trustees, Dr. Leonard M. Riggs, Jr. and Ronald G. Steinhart, and one Class I Trustee, Thomas F. August, were elected to serve as Trustees until the 2001 and 2000 Annual Meetings of the Shareholders, respectively, and until each respective successor is duly elected and qualified. Michael V. Prentiss, Thomas J. Hynes, Jr., Barry J.C. Parker, and Lawrence A. Wilson, the remaining trustees, have terms that continued after the Annual Meeting and did not, therefore, stand for election at the 1998 Annual Meeting of Shareholders.

         The votes cast for the Trustees were:

     Dr. Leonard M. Riggs, Jr.
          Votes for:                        28,270,971
          Votes withheld:                      163,563
     Ronald G. Steinhart
          Votes for:                        28,293,771
          Votes withheld:                      140,763
     Thomas F. August
          Votes for:                        28,294,793
          Votes withheld:                      139,741

          In addition, the Shareholders approved an increase in the maximum number of common shares of beneficial interest, $0.01 par value per share, ("Common Shares") issuable under the Company's 1996 Share Incentive Plan from 2,980,000 to 4,500,000 with 25,622,251 shares voting in favor, 2,745,150 shares voting against and 67,133 shares abstaining.

          In addition, the Shareholders approved the amendment to the Company's Trustees' Share Incentive Plan to increase the annual compensation to the Independent Trustees from $10,000 per year, paid in Common Shares, to $20,000 per year, paid in Common Shares and to provide for the annual grant to the Independent Trustees of 5,000 options to purchase Common Shares with 26,938,637 shares voting in favor, 1,426,928 shares voting against and 68,969 shares abstaining.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         Unless otherwise indicated, the exhibits listed below are filed as part of this report or incorporated by reference * to the Company's Registration Statement on Form S-11, File No. 333-9863 (the "Registration Statement").


EXHIBIT NO.                                    DESCRIPTION
-----------                                    -----------
    3.1*         --  Form of Amended and Restated Declaration of Trust of the
                     Registrant
    3.2*         --  Bylaws of the Registrant
    3.3          --  Articles Supplementary, dated December 18, 1997,
                     Classifying and Designating a Series of Preferred Shares of
                     Beneficial Interest as Series A Cumulative Convertible
                     Redeemable Preferred Shares of Beneficial Interest and
                     Fixing Distribution and Other Preferences and Rights of
                     Such Shares (filed as Exhibit 3.1 to the Company's Current
                     Report on Form 8-K, filed January 15, 1998)
    3.4          --  Articles Supplementary, dated February 17, 1998,
                     Classifying and Designating a Series of Preferred Shares of
                     Beneficial Interest as Junior Participating Cumulative
                     Convertible Redeemable Preferred Shares of Beneficial
                     Interest, Series B, and Fixing Distribution and Other
                     Preferences and Rights of Such Shares (filed as an Exhibit to the Company's Registration Statement on Form 8-A filed
                     on February 17, 1998, SEC File No. 000-23813)
    3.5          --  Articles Supplementary, dated June 25, 1998, Classifying and Designating a Series of Preferred Shares of Beneficial
                     Interest as Series B Cumulative Redeemable Perpetual
                     Preferred Shares of Beneficial Interest and Fixing
                     Distribution and Other Preferences and Rights of Such
                     Shares
    4.1*         --  Form of Common Share Certificate
    4.2          --  Rights Agreement, dated February 6, 1998, between the
                     Company and First Chicago Trust Company of New York, as
                     Rights Agent (filed as Exhibit 4.1 to the Company's Current
                     Report on Form 8-K, filed on February 10, 1998)
    4.3          --  Form of Rights Certificate (included as Exhibit A to the
                     Rights Agreement [Exhibit 4.2])
   10.1          --  Second Amended and Restated Agreement of Limited
                     Partnership (included as exhibit 10.2 in the Company's
                     Annual Report on Form 10-K, filed March 25, 1997)
   10.2          --  First Amendment to Second Amended and Restated Agreement of
                     Limited Partnership of Prentiss Properties Acquisition
                     Partners, L.P. (filed as Exhibit 4.1 to the Company's
                     Current Report on Form 8-K, filed January 15, 1998)
   10.3          --  Second Amendment to Second Amended and Restated Agreement
                     of Limited Partnership of Prentiss Properties Acquisition
                     Partners, L.P.
   10.4          --  Credit Agreement, dated December 30, 1997, among Prentiss
                     Properties Acquisition Partners, L.P., as Borrower, each of the lenders that are a signatory therein, Bank One, Texas,
                     N.A., as Administrative Agent, and Nationsbank of Texas,
                     N.A., as Syndication Agent (filed as Exhibit 10.4 to the
                     Company's Current Report on Form 8-K, filed on February 10,
                     1998)
   10.5*         --  Form of Employment Agreement for Michael V. Prentiss
   10.6*         --  Form of Employment Agreement for Thomas F. August
   10.7*         --  Form of Agreement Not to Compete for Dennis J. DuBois
   10.8*         --  Contribution Agreement by and between the Operating
                     Partnership and PPL
   10.9*         --  Agreement of Purchase and Sale of Partnership Interest by
                     and Among Prentiss Properties Austin, L.P. and PPL
   10.10*        --  1996 Share Incentive Plan
   10.11         --  Contribution Agreement between Prentiss Properties
                     Acquisition Partners, L.P. , and certain Pennsylvania limited partnerships named therein (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on October 16, 1997)

   10.12         --  Contribution Agreement between Prentiss Properties
                     Acquisition Partners, L.P., and certain New Jersey limited partnerships named therein (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on October 16,
                     1997)
   10.13         --  Agreement to Acquire Limited Partnership Interests between
                     OTR and Prentiss Properties Acquisition Partners, L.P.(filed as Exhibit 10.3 to the Company's Current Report on Form 8-K, filed on October 16, 1997)
   10.14         --  Agreement to Assign Property Agreements and Other Assets
                     between Terramics Management Company, Terramics Property Associates, Terramics Property Company and Prentiss Properties Acquisition Partners, L.P. (filed as Exhibit
                     10.4 to the Company's Current Report on Form 8-K, filed on October 16, 1997)
   10.15         --  Stock Purchase Agreement among Southpoint Land Holdings,
                     Inc., Valleybrooke Land Holdings, Inc., certain shareholders thereof and Prentiss Properties Limited, Inc. (filed as Exhibit 10.5 to the Company's Current Report on Form 8-K, filed on October 16, 1997)
   10.16         --  Put and Call Option Agreement For Remaining Shares among certain sellers named therein and Prentiss Properties Limited, Inc. (filed as Exhibit 10.6 to the Company's Current Report on Form 8-K, filed on October 16, 1997)
   10.17         --  Purchase Agreement entered into by and between Jacob
                     Brouwer and Jeanette Brouwer (as "Sellers") and Prentiss Properties Acquisition Partners, L.P. (as "Buyer") in respect to the purchase and sale of the properties referred to therein as "Carlsbad Pacifica" (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on February 10, 1998)
   10.18         --  Purchase Agreement entered into by and between JJB Land
                     Company, LLC, (as "Seller") and Prentiss Properties Acquisition Partners, L.P. (as "Buyer") in respect to the purchase and sale of the properties referred to therein as "The Plaza" (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on February 10, 1998)
   10.19         --  Contribution/Purchase Agreement entered into by and between the Sellers (therein identified) and Prentiss Properties Acquisition Partners, L.P. (as "Buyer") in respect to the purchase and sale of the properties referred to therein as the "Shiley Interests" and "NNC Interests" (filed as
                     Exhibit 10.3 to the Company's Current Report on Form 8-K, filed on February 10, 1998)
   27.1          --  Financial Data Schedule


  (b)  Reports on Form 8-K

       The Company did not file any Current Reports on Form 8-K during the three month period ended June 30, 1998. The Company did file a Current Report on Form 8-K on July 1, 1998, dated June 30, 1998, to report under Item 5 the Board of Trustees' authorization of the repurchase of 2.0 million Common Shares by the Company from time to time in the open market or in negotiated private transactions.

                                   SIGNATURE
                                   ---------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                PRENTISS PROPERTIES TRUST



Date:  August 10, 1998          By:  /s/ Thomas P. Simon
                                   ---------------------------------------------
                                   Thomas P. Simon
                                   (Vice President and Chief Accounting Officer)