Form 10-Q
period 1998-09-30
PRENTISS PROPERTIES TRUST/MD
filed 1998-11-13
CIK 1011699

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                   FORM 10-Q




                 Quarterly Report under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934



For the Quarter Ended September 30, 1998         Commission File Number  1-14516


                           PRENTISS PROPERTIES TRUST
            (Exact Name of Registrant as Specified in its Charter)


         MARYLAND                                              75-2661588
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                              Identification No.)



         3890 West Northwest Highway, Suite 400, Dallas, Texas  75220
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

                         Yes     X              No
                             ---------             ---------

The number of Common Shares of Beneficial Interest, $0.01 par value, outstanding as of November 11, 1998, was 38,926,655 and the number of outstanding Participating Cumulative Redeemable Preferred Shares of Beneficial Interest, Series A, was 3,773,585.

PRENTISS PROPERIES TRUST


                                     INDEX
                                     -----

PART I:  FINANCIAL INFORMATION                                                             PAGE NUMBER
                                                                                           -----------
         Item 1.  Financial Statements

                  Consolidated Balance Sheets of Prentiss Properties Trust at
                  September 30, 1998 (unaudited) and December 31, 1997                             3

                  Consolidated Statements of Income of Prentiss
                  Properties Trust for the three month periods ended
                  September 30, 1998 and 1997 and the nine month
                  periods ended September 30, 1998 and 1997 (unaudited)                            4

                  Consolidated Statements of Cash Flows of Prentiss
                  Properties Trust for the nine month periods ended
                  September 30, 1998 and 1997 (unaudited)                                          5

                  Notes to Consolidated Financial Statements                                    6-18

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                          19-28

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk                      28

PART II: OTHER INFORMATION

         Item 1.  Legal Proceedings                                                               29
         Item 2.  Changes in Securities                                                           29
         Item 3.  Defaults Upon Mortgages and Notes Payable                                       29
         Item 4.  Submission of Matters to a Vote of Security Holders                             29
         Item 5.  Other Information                                                               29
         Item 6.  Exhibits and Reports on Form 8-K                                             29-31

SIGNATURE                                                                                         32

                           PRENTISS PROPERTIES TRUST
                          CONSOLIDATED BALANCE SHEETS

                   (dollars in thousands, except share data)

                                                                               SEPTEMBER 30,          DECEMBER 31,
                                                                                    1998                  1997
                                                                            --------------------  --------------------
                                                                                (UNAUDITED)
                                                        ASSETS
Real estate.....................................................                     $1,804,884            $1,170,992
   Less: accumulated depreciation...............................                        (59,090)              (36,143)
                                                                                     ----------            ----------
                                                                                      1,745,794             1,134,849

Deferred charges and other assets, net..........................                         56,451                24,636
Mortgage note receivable........................................                         36,101                36,331
Receivables, net................................................                         18,225                10,865
Cash and cash equivalents.......................................                          3,530                 7,075
Escrowed cash...................................................                          5,820                 4,524
Other receivables (affiliates)..................................                             --                 1,928
Investments in joint venture and unconsolidated subsidiary......                         10,976                19,638
                                                                                     ----------            ----------
 Total assets...................................................                     $1,876,897            $1,239,846
                                                                                     ==========            ==========

                                        LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
 Debt on real estate............................................                     $  811,621            $  420,030
 Accounts payable and other liabilities.........................                         55,977                35,795
 Other liabilities (affiliates).................................                          3,628                    --
 Distributions payable..........................................                         19,739                14,782
                                                                                     ----------            ----------
    Total liabilities...........................................                        890,965               470,607
                                                                                     ----------            ----------

Minority interest in operating partnership......................                        128,578                71,547
                                                                                     ----------            ----------
Minority interest in real estate partnerships...................                          1,308                 1,060
                                                                                     ----------            ----------

Commitments and contingencies

Shareholders' equity:
  Series A Preferred shares $.01 par value, 20,000,000
    shares authorized, 3,773,585 and 2,830,189 shares
    issued and outstanding at September 30, 1998 and
    December 31, 1997, respectively...............................                      100,000                75,000
  Common shares $.01 par value, 100,000,000 shares
    authorized, 39,924,380 (includes 998,800 in treasury)
    and 33,191,483 shares issued and outstanding at
    September 30, 1998 and December 31, 1997,
    respectively..................................................                          399                   332
 Additional paid-in capital.....................................                        787,217               628,086
 Distributions in excess of accumulated earnings................                         (8,256)               (6,786)
 Common shares in treasury, at cost, 998,800 at
   September 30, 1998...........................................                        (23,314)                   --
                                                                                     ----------            ----------
   Total shareholders' equity...................................                        856,046               696,632
                                                                                     ----------            ----------
   Total liabilities and shareholders' equity...................                     $1,876,897            $1,239,846
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

                           PRENTISS PROPERTIES TRUST
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                     (in thousands, except per share data)


                                                                 THREE MONTHS    THREE MONTHS    NINE MONTHS     NINE MONTHS
                                                                    ENDED           ENDED           ENDED           ENDED
                                                                SEPT 30, 1998   SEPT 30, 1997   SEPT 30, 1998   SEPT 30, 1997
                                                                --------------  --------------  --------------  --------------
Revenues:
  Rental income.............................................          $63,531         $33,998        $167,470         $85,092
  Mortgage interest.........................................              960             640           2,880             640
  Management fees...........................................              201             218             691             690
  Development, leasing, sale and other fees.................              379             724             852           1,591
                                                                      -------         -------        --------         -------
   Total revenues...........................................           65,071          35,580         171,893          88,013
                                                                      -------         -------        --------         -------
Expenses:
 Property operating and maintenance.........................           15,874           7,962          39,455          19,972
 Real estate taxes..........................................            6,828           3,683          18,096           9,386
 General and administrative.................................            1,205           1,038           3,336           2,338
 Personnel costs, net.......................................              684           1,073           2,432           2,437
 Interest expense...........................................           11,566           5,893          28,245          12,926
 Amortization of deferred financing costs...................              200             222             596             589
 Depreciation and amortization..............................           11,221           5,783          29,380          14,669
                                                                      -------         -------        --------         -------
   Total expenses...........................................           47,578          25,654         121,540          62,317
                                                                      -------         -------        --------         -------

Equity in income of joint venture and unconsolidated
 subsidiary.................................................            2,222           1,488           5,172           4,270
                                                                      -------         -------        --------         -------
Income before gain on sale, minority interests, and
 extraordinary item.........................................           19,715          11,414          55,525          29,966
Gain on sale................................................            4,379                           8,203             243
Minority interests..........................................           (2,862)         (1,298)         (5,041)         (3,753)
                                                                      -------         -------        --------         -------

Income before extraordinary item............................           21,232          10,116          58,687          26,456
Extraordinary item..........................................               --              --          (8,908)           (111)
                                                                      -------         -------        --------         -------
Net income..................................................          $21,232         $10,116        $ 49,779         $26,345
Preferred dividends.........................................           (1,505)             --          (4,146)             --
                                                                      -------         -------        --------         -------
Net income applicable to common shareholders................          $19,727         $10,116        $ 45,633         $26,345
                                                                      =======         =======        ========         =======

Net income per Common Share before extraordinary item  basic          $  0.50         $  0.38        $   1.41         $  1.11
Extraordinary item..........................................               --              --           (0.23)             --
                                                                      -------         -------        --------         -------
Net income per Common Share  basic..........................          $  0.50         $  0.38        $   1.18         $  1.11
                                                                      -------         -------        --------         -------
Weighted average number of Common Shares outstanding  basic.           39,349          26,289          38,680          23,646
                                                                      =======         =======        ========         =======

Net income per Common Share before
    extraordinary item  diluted.............................          $  0.49         $  0.38        $   1.38         $  1.10
Extraordinary item..........................................               --              --            0.21              --
                                                                      -------         -------        --------         -------
Net income per Common Share  diluted........................          $  0.49         $  0.38        $   1.17         $  1.10
                                                                      =======         =======        ========         =======
Weighted average number of Common Shares and
 Common Share equivalents outstanding  diluted..............           43,280          26,698          42,425          24,002
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

                           PRENTISS PROPERTIES TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                            (dollars in thousands)


                                                                                       NINE MONTHS                  NINE MONTHS
                                                                                          ENDED                        ENDED
                                                                                      SEPT 30, 1998                SEPT 30, 1997
                                                                                 -----------------------       ---------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income.............................................................                    $  49,779                  $  26,345

   Adjustments to reconcile net income to net cash provided by operating activities:
       Minority interests.................................................                        5,041                      3,753
       Extraordinary item.................................................                        8,908                        111
       Gain on sale.......................................................                       (8,203)                      (243)
       Depreciation and amortization......................................                       29,380                     14,669
       Amortization of deferred financing costs...........................                          596                        589
       Equity in income of joint venture and unconsolidated subsidiary....                       (5,172)                    (4,270)
       Non-cash compensation..............................................                           75                         38
  Changes in assets and liabilities, net of non-cash effect of acquisitions:
       Provision for doubtful accounts....................................                          827                         24
       Receivables........................................................                       (8,129)                    (3,834)
       Deferred charges and other assets..................................                       (2,989)                    (3,219)
       Escrowed cash......................................................                         (599)                    (1,120)
       Accounts payable and other liabilities.............................                        8,916                      4,989
       Amounts due to/from affiliates.....................................                        4,401                      6,101
                                                                                              ---------                  ---------
   Net cash provided by operating activities..............................                       82,831                     43,933
                                                                                              ---------                  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase and development of real estate................................                     (594,263)                  (379,089)
   Investment in real estate..............................................                      (35,723)                   (34,741)
   Investment in mortgage note receivable.................................                          230                    (36,378)
   Investment in unconsolidated subsidiary................................                                                    (667)
   Proceeds from sale of real estate......................................                       42,905                      3,030
   Distributions received from joint venture and unconsolidated subsidiary                        7,194                      4,143
                                                                                              ---------                  ---------
   Net cash used in investing activities..................................                     (579,657)                  (443,702)
                                                                                              ---------                  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from sale of Common Shares................................                      106,841                    135,971
   Net proceeds from sale of Preferred Shares.............................                       25,000                         --
   Net proceeds from sale of Preferred Units..............................                       95,000                         --
   Purchase of Treasury Shares............................................                      (23,314)                        --
   Distributions paid to limited partners.................................                       (3,061)                    (3,676)
   Distributions paid to common shareholders..............................                      (44,799)                   (24,897)
   Distributions paid to preferred shareholders...........................                       (2,671)                        --
   Distributing paid to preferred unit holders............................                         (131)                        --
   Proceeds from debt on real estate......................................                      617,441                    574,671
   Repayments of debt on real estate......................................                     (277,025)                  (285,912)
                                                                                              ---------                  ---------
   Net cash provided by financing activities..............................                      493,281                    396,157
                                                                                              ---------                  ---------

   Net increase in cash and cash equivalents..............................                       (3,545)                    (3,612)
   Cash and cash equivalents, beginning of period.........................                        7,075                      7,226
                                                                                              ---------                  ---------
   Cash and cash equivalents, end of period...............................                    $   3,530                  $   3,614
                                                                                              =========                  =========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for interest.................................................                    $  29,492                  $  11,829
                                                                                              =========                  =========


   The accompanying notes are an integral part of these financial statements.

1.   THE ORGANIZATION

     The Company is a self-administered and self-managed Real Estate Investment Trust ("REIT") that acquires, owns, manages, leases, develops and builds office and industrial properties throughout the United States. The Company operates principally through Prentiss Properties Acquisition Partners, L.P. and its subsidiaries (the "Operating Partnership") and Prentiss Properties Limited, Inc. (the "Manager") (collectively referred to herein as the "Company"). As of September 30, 1998, the Company owned interests in a diversified portfolio of 253 primarily suburban Class "A" office and suburban industrial properties (the "Properties") containing approximately 23.6 million net rentable square feet. The Properties are located in 20 major U.S. markets and consist of 115 office buildings (the "Office Properties") containing approximately 12.8 million net rentable square feet and 124 industrial buildings (the "Industrial Properties") containing approximately 8.9 million net rentable square feet. The Properties include 13 office and two industrial development projects (including an expansion of an existing Industrial Property) which upon completion will total approximately 1.9 million square feet. Exclusive of the development projects, as of September 30, 1998, the Office Properties were approximately 96% leased to approximately 1,208 tenants and the Industrial Properties were approximately 96% leased to approximately 349 tenants. In addition to the 253 Properties owned, the Company manages, for third-parties, approximately 29.2 million net rentable square feet in 258 primarily office and industrial properties, in 19 U.S. markets.

     The Properties

     At December 31, 1997, the Company owned a total of 170 Properties. During the nine month period ended September 30, 1998, the Company acquired 84 Properties comprising 5.0 million square feet (the "Acquired Properties"), and sold three office and six industrial properties totaling 533,000 square feet. Additionally, the Company began development on eight new Office Properties during the nine months ended September 30, 1998, totaling 1.0 million square feet.

     The Acquired Properties consist of 33 Class "A" suburban Office Properties (the "Acquired Office Properties") totaling 3.8 million square feet and 51 suburban Industrial Properties (the "Acquired Industrial Properties") totaling
1.2 million square feet.

     The Company's property related transactions for the nine months ended September 30, 1998 are summarized by fiscal quarter in the table below:

                                                                     # OF BLDGS.             SQ. FT.
                                                                   ---------------       ---------------
                                                                          (square feet in thousands)
PROPERTIES AS OF DECEMBER 31, 1997                                             170                18,082

ACTIVITY FOR THREE MONTHS ENDED MARCH 31, 1998
Property Acquisitions                                                           59                 1,769
Property Dispositions                                                           (1)                 (118)
Development Starts                                                               1                    97
                                                                   ---------------       ---------------
                                                                                59                 1,748
ACTIVITY FOR THREE MONTHS ENDED JUNE 30, 1998
Property Acquisitions                                                           13                 1,928
Property Dispositions                                                           (6)                 (218)
Development Starts                                                               4                   671
                                                                   ---------------       ---------------
                                                                                11                 2,381
ACTIVITY FOR THREE MONTHS ENDED SEPTEMBER 30, 1998
Property Acquisitions                                                           12                 1,318
Property Dispositions                                                           (2)                 (197)
Development Starts                                                               3                   248
                                                                   ---------------       ---------------
                                                                                13                 1,369
                                                                   ---------------       ---------------
PROPERTIES AS OF SEPTEMBER 30, 1998                                            253                23,580
                                                                   ===============       ===============

Offerings, Unit Conversion, Preferred Shares, and Share Purchase and Repurchase Programs

     On February 2, 1998, the Company closed a direct placement of 1.1 million common shares of beneficial interest, $0.01 par value per share ("Common Shares"), to an affiliate of Union Bank of Switzerland ("UBS") for gross consideration of $29.7 million or $27.00 per share. In a related transaction, the Company entered into a forward stock contract with UBS which provides that during the first year after the closing of the direct placement, the Company will have the right to periodically consummate a share settlement with UBS based on the then market price of the Company's Common Shares. Alternatively, the Company, at its option, may complete such settlement for cash consideration.
The net proceeds from the sale to UBS and its affiliates were contributed to the Operating Partnership in exchange for Operating Partnership units ("Units"). As of September 30, 1998, the Company has posted two letters of credit totaling approximately $3.6 million as additional collateral (See Note 12).

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

     On February 23, 1998, the Company closed a direct placement of 1,198,157 Common Shares resulting in gross proceeds of approximately $32.5 million or $27.125 per share. The Common Shares were underwritten by A.G. Edwards & Sons, Inc. ("AG Edwards"). The net proceeds from the sale to AG Edwards were contributed to the Operating Partnership in exchange for Units.

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

     On March 31, 1998, pursuant to an agreement entered into between the Company and Security Capital Preferred Growth Incorporated ("SCPG"), the Company issued 943,396 Series "A" Cumulative Convertible Redeemable Preferred Shares ("Series A Convertible Preferred Shares") for $26.50 per share. The Company contributed the net proceeds from the sale of the Series A Convertible Preferred Shares to the Operating Partnership in exchange for preferred Units. The 943,396 Series A Convertible Preferred Shares are convertible into an equal number of Common Shares and have rights to a dividend equal to the dividend paid on Common Shares. Subsequent to this transaction, SCPG held 3,773,585 Series A Convertible Preferred Shares of the Company.

     On June 26, 1998, the Company privately placed 1,900,000 Series B Cumulative Redeemable Perpetual Preferred Units (the "Series B Perpetual Preferred Units") with an institutional investor. The issue resulted in gross consideration of $95.0 million. Such proceeds were used to repay borrowings under the Company's Line of Credit (as defined in Note 4). The Series B Perpetual Preferred Units are callable by the Company in five years at par value and have a coupon rate of 8.3% per annum.

     On June 30, 1998, the Company's Board of Trustees authorized the repurchase of up to 2.0 million Common Shares in the open market or negotiated private transactions. On July 2, 1998, the Company began purchasing shares in the open market. As of November 10, 1998, the Company had repurchased 998,800 Common Shares at an average price of $23.30 per share.

     On August 6, 1998, the Company filed with the SEC (as defined herein) a Registration Statement on Form S-3 relating to the Company's Dividend Reinvestment and Share Purchase plan for all shareholders. This allows shareholders to buy and sell shares directly through the Company. The plan provides for the automatic reinvestment of cash dividends as well as for the direct monthly purchase of shares.

2.   BASIS OF PRESENTATION

     The consolidated financial statements of the Company include all the accounts of the Company, its majority-owned Operating Partnership and subsidiaries. The financial statements for the three and nine months ended September 30, 1998, include (i) the results of operations of 145 operating Properties and 10 development projects for the entire periods presented, (ii) the results of operations of the 84 Acquired Properties and eight development projects for the portion of the periods subsequent to acquisition or commencement of development by the Company, (iii) the results of operations of the 5307 East Mockingbird, Oceanside Distribution Center, West Loop Business Park and Glendale Federal Bank Building Properties (the "Sold Properties") for the portion of the periods prior to sale, (v) a 50% equity interest in the seven Broadmoor Austin Properties, and (vi) results of operations of the Prentiss Properties Service Business conducted primarily by the Manager in the periods presented. The financial statements for the three and nine months ended September 30, 1997, include (i) the results of operations of 88 operating Properties and three development projects for the entire periods presented, (ii) the results of operations of 42 Properties acquired during the period and eight development projects for the portion of the period subsequent to acquisition or commencement of development by the Company, (iii) an approximate 50% equity interest in the seven Broadmoor Austin Properties, and (iv) results of operations of the Prentiss Properties Service Business conducted primarily by the Manager in the periods presented. All significant intercompany balances and transactions have been eliminated.

     The accompanying financial statements are unaudited; however, the financial statements of the Company have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results to be obtained for the full fiscal year. These financial statements should be read in conjunction with the December 31, 1997 audited financial statements and notes thereto of the Company, included in its annual report on Form 10-K for the fiscal year ended December 31, 1997.

3.   REAL ESTATE

     A brief description of the Properties acquired and other significant real estate transactions occurring during the nine months ended September 30, 1998 follows:

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

     On May 22, 1998, the Company sold the Oceanside Distribution Center property for total sale proceeds of approximately $8.0 million resulting in a gain on sale of approximately $455,000.

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

     On June 30, 1998, the Company sold the West Loop Business Park Properties for total sale proceeds of approximately $4.9 million resulting in a gain on sale of approximately $1.3 million.

     On July 10, 1998, the Company sold the Glendale Federal Bank Building Properties for total sale proceeds of approximately $30.0 million resulting in a gain on sale of approximately $4.4 million.

     On August 5, 1998, the Company acquired a single Class "A" Office Property containing 135,679 square feet located in the Chicago, Illinois area. The purchase price of the Property, excluding closing costs, totaled approximately $14.8 million.

     On August 10, 1998, the Company acquired a single Class "A" Office Property containing 66,959 square feet located in the Chicago, Illinois area. The purchase price of the Property, excluding closing costs, totaled approximately $10.4 million.

     On August 18, 1998, the Company acquired two Class "A" Office Properties totaling 387,469 square feet in the suburban Washington D.C. area. The purchase price of the Properties, excluding closing costs, totaled approximately $76.0 million, which includes approximately $3.6 million attributable to 4.0 acres of undeveloped land.

     On August 26, 1998, the Company acquired seven Class "A" Office/Office Research & Development Properties containing 347,967 square feet located in the suburban Philadelphia, Pennsylvania area. The purchase price of the Properties, excluding closing costs, totaled approximately $35.2 million.

     On August 27, 1998, the Company acquired a single Class "A" Office Property containing 379,685 square feet located in the Chicago, Illinois area. The purchase price of the Property, excluding closing costs, totaled approximately $65.0 million.

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

Line of Credit. The Company had net borrowings during the period and an outstanding balance of $293.7 million at September 30, 1998.

     On March 11, 1998, the Company closed a $35.0 million non-recourse mortgage with CIGNA collateralized by the Walnut Glen Tower Property. The loan has a 6.92% interest rate and a seven-year term with an option to extend for one year. The existing $10.0 million loan, which had a rate of 7.50%, was repaid with the proceeds.

     The Company is obligated under three loans (the "Construction Loans") to fund the construction and development of four Properties. The Construction Loans provide for total funding of $44.5 million, of which $27.7 million was drawn during the nine months ended September 30, 1998, resulting in a balance of approximately $37.8 million at September 30, 1998. The Construction Loans bear interest at varying rates, from LIBOR plus 165 basis points to LIBOR plus 175 basis points, and mature on dates from September 2000 to December 2000.

     In connection with the acquisition of certain of the Acquired Properties, the Company assumed debt totaling approximately $46.0 million during the nine months ended September 30, 1998. Such debt instruments are fixed rate, amortizing loans with interest rates ranging from 7.84% to 8.65% per annum and amortization periods of 20 to 25 years. The loans are collateralized by the related Properties and mature on varying dates from February 2004 to December 2007.

     In connection with the acquisition of certain of the Acquired Properties, the Company entered into two separate notes, each payable to the former owner of the Properties. The notes total $5.2 million, have interest rates ranging from 6.15% to 7.75% per annum and mature between December 31, 2000 and August 25, 2001.

     During the nine months ended September 30, 1998, the Company repaid, to First Union National Bank, $5.5 million of borrowings under a construction loan which was assumed by the Company in connection with the acquisition of certain Properties in October 1997. The loan which was repaid with proceeds from borrowings under the Company's Line of Credit had a maturity of April 10, 1998 and bore interest at LIBOR plus 250 basis points.

     At December 31, 1997, the Company had outstanding borrowings of $120 million under the short-term variable rate acquisition loan (the "Acquisition Loan"). The Acquisition Loan has an interest rate of LIBOR plus 125 basis points and a maturity date of January 1, 1999. The Company has received a term sheet from the lender giving the Company the option to extend the maturity of the loan. The Company is currently reviewing the terms and conditions and evaluating the extension against other financing options.

     On August 25, 1998, the Company entered into two hedging transactions with a notional amount of $98.5 million, which effectively fixed the 10-year treasury rate used as a benchmark for various permanent loans which the Company is pursuing. Subsequent to September 30, 1998, the Company terminated $49.25 million of the hedging transactions. The cost of the hedging transactions will be amortized over the life of two 12-year mortgages totaling $78.0 million on which the Company has locked a rate with a large life insurance company. The mortgages have both been approved by the insurance company's loan committee, but are subject to customary closing due diligence. Inclusive of the amortization relating to the hedging transactions, the mortgage debt of $78.0 million will have an interest rate of 7.18% per annum.

     On August 26, 1998, the Company closed a $60.0 million short-term bridge facility, priced at LIBOR plus 137.5 basis points. The facility was put in place to bridge timing differences between short-term capital needs and execution of more permanent financings. At September 30, 1998, there were no outstanding balances on the facility. The facility matures December 31, 1998.

     The Company's debt balance at September 30, 1998 including its share of unconsolidated joint venture debt was $888.6 million. Of this amount, $437.2 million was fixed rate, non-recourse, long-term mortgages. The remaining $451.4 million was floating rate debt, of which $110.0 million was hedged until September 2004. Future scheduled principal repayments of debt on real estate are as follows:

                                                                 (in thousands)
1998.............................................................   $     --
1999.............................................................    120,000
2000.............................................................    341,476
2001.............................................................      1,127
2002.............................................................      3,030
Thereafter.......................................................    345,988
                                                                    --------
                                                                    $811,621(A)
                                                                    ========

(A) The amount shown excludes the Company's 50% share of the mortgage indebtedness which is collateralized by the Broadmoor Austin Properties.

5.   DISTRIBUTION


     On September 16, 1998, the Company declared a cash distribution for the third quarter of 1998 in the amount of $.40 per share, payable on October 16, 1998 to common shareholders of record on September 30, 1998. Additionally, it was determined that a distribution of $.40 per Unit would be made to the partners of the Operating Partnership, and the holders of the Company's Series A Convertible Preferred Shares. The total distributions were paid on October 16, 1998, totaling approximately $17.8 million. In addition, a quarterly distribution equal to an annualized 8.3% of the face amount of the Series B Perpetual Preferred Units, or $1,971,250, was declared on September 25, 1998 and paid on October 5, 1998.

6.   INVESTMENT IN JOINT VENTURE AND UNCONSOLIDATED SUBSIDIARIES


     Included in investments in joint venture and unconsolidated subsidiaries are the Company's investment in the Broadmoor Austin Associates Joint Venture ("Broadmoor Austin") and the Company's investment in the Manager. The Company accounts for its 50% investment in Broadmoor Austin and its 95% investment in the Manager using the equity method of accounting, and thus reports its share of income and losses based on its ownership interest in the respective entities. At September 30, 1998, the carrying value of the Company's interest in Broadmoor Austin and the Manager totaled $7.0 million and $4.0 million, respectively. The difference between the carrying value of the Company's interest in Broadmoor Austin and the book value of the underlying equity is being amortized over 40 years.

     The following is summarized financial information for 100% of Broadmoor Austin at September 30, 1998 and December 31, 1997 and for the three and nine months ended September 30, 1998 and 1997:

                                                  SEPT. 30, 1998      DEC. 31, 1997
                                                ------------------  ------------------
                                                        (DOLLARS IN THOUSANDS)
BALANCE SHEET:
--------------
Real Estate and deferred charges, net.........           $109,097            $111,524
Total assets..................................           $122,215            $126,341
Mortgage note payable.........................           $154,000            $140,000
Venturers' deficit............................           $(32,419)           $(17,134)

                                                           THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                   SEPT. 30, 1998     SEPT. 30, 1997     SEPT. 30, 1998     SEPT. 30, 1997
                                                  ----------------  -----------------  ------------------  -----------------
                                                        (DOLLARS IN THOUSANDS)                (DOLLARS IN THOUSANDS)
INCOME STATEMENT:
----------------
Rental and Other income........................             $4,950             $4,875           $ 14,846             $14,662
Interest expense...............................             $2,771             $3,441           $  8,840             $10,209
Depreciation and amortization..................             $1,085             $1,084           $  3,251             $ 3,249
Extraordinary item.............................             $                  $                $ 12,900             $
Net income (loss)..............................             $  942             $  183           $(10,620)            $   695

     On March 31, 1998 the Company closed a $154.0 million refinancing of its Broadmoor Austin Properties. Broadmoor Austin is a joint venture between the Operating Partnership and IBM who leases 100% of the Properties. The refinancing, which was funded by an affiliate of Lehman Brothers Inc., is a 13-year non-recourse term loan at a fixed rate of 7.04% per annum. The Company repaid the existing $140.0 million mortgage which had an interest rate of 9.75% per annum. In connection with the repayment of the existing loan, Broadmoor Austin paid $12.7 million in prepayment penalties and wrote off unamortized financing costs of approximately $200,000, both of which the joint venture recorded as extraordinary charges during the period. Concurrent with this refinancing, IBM extended the lease on 70% of its space from 2006 to 2011.

     The following is summarized financial information for 100% of the Manager at September 30, 1998 and December 31, 1997 and for the three and nine months ended September 30, 1998 and 1997:

                                                  SEPT. 30, 1998      DEC. 31, 1997
                                                 -----------------  -----------------
                                                         (DOLLARS IN THOUSANDS)
BALANCE SHEET:
--------------
Total assets...................................            $11,553            $21,668
Total liabilities..............................            $ 7,378            $16,700
Owners' equity.................................            $ 4,175            $ 4,968

                                                          THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                  SEPT. 30, 1998     SEPT. 30, 1997     SEPT. 30, 1998     SEPT. 30, 1997
                                                 -----------------  -----------------  -----------------  -----------------
                                                        (DOLLARS IN THOUSANDS)                (DOLLARS IN THOUSANDS)
INCOME STATEMENT:
-----------------
Fee income.....................................             $7,887             $7,565            $22,736            $19,400
Personnel costs, net...........................             $4,398             $4,440            $14,963            $10,405
General office and administrative..............             $2,428             $1,465            $ 5,851            $ 4,212
Net income.....................................             $1,784             $1,416            $ 4,070            $ 3,979

7.   SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES

     During the three months ended September 30, 1998, the Company declared cash distributions totaling $17.8 million payable to holders of Common Shares, Operating Partnership Units and Series A Convertible Preferred Shares. The distributions were paid October 16, 1998. In addition, a distribution totaling $1,971,250 was declared on September 25, 1998 payable to holders of the Company's Series B Perpetual Preferred Units. The distribution was paid on October 5, 1998.

     On February 6, 1998, the owners of the Merged Entities (as earlier defined) paid deferred compensation to certain Merged Entity Employees in the form of 113,500 Units. The transaction resulted in a non-cash charge to the Company of $2.9 million (net of the minority interests holders share of the charge of approximately $193,000).

     In addition, in connection with the acquisition of Properties during the nine months ended September 30, 1998, the Company assumed $46.0 million of mortgage debt and $8.7 million of net liabilities, entered into other corporate debt of $5.2 million and issued Units valued at $11.6 million.

8.   IMPACT OF THE YEAR 2000 ISSUE

     The Year 2000 ("Y2K") compliance problem is the result of computer programs designed to use two digit rather than four digit years. Thus, the year 1998 is represented as 98 and the year 2000 would be represented as 00. This could be interpreted as either 1900 or 2000. To systems that have Y2K related issues,
the time may seem to have reverted back 100 years.   Systems, equipment and
software with exposure to Y2K related problems exist not only in computerized information systems ("Information Systems") but also in building operating systems such as elevators, alarm systems, energy management systems, phone systems, and numerous other systems and equipment (the "Non-Information Technology Systems") (collectively, the "Systems"). Failure to adequately identify and correct Y2K related problems could result in a Systems failure or malfunction with potential adverse effects including personal injury, property damage, and disruption of operations. Any or all of these failures could materially and adversely affect the Company's business, financial condition, or results of operations.

     Due to the exposure and potential liabilities inherent in both the Systems used internally by the Company ("Internal Systems") and those Systems used by third-parties to conduct business with the Company ("Third-Party Systems"), in September 1997, the Company created a committee (the "Y2K Committee") headed by the Vice President of Information Systems and Co-chaired by the Vice President of National Property Operations. Due to the national presence of the Company, the Y2K Committee appointed approximately 85 employees (the "Y2K Coordinators") designated as either Y2K property coordinators ("Y2K Property Coordinators") or Y2K corporate office coordinators ("Y2K Corporate Office Coordinators"). The purpose of the Y2K Committee was to develop a plan to assess and mitigate the Company's exposure to potential Y2K related problems (the "Company's Y2K Plan"). In order to implement the Company's Y2K Plan in a timely and uniform manner, during August 1998 the Y2K Committee held classes to educate the Y2K Coordinators on the steps to be taken to ensure Y2K compliance.

Due to the risks associated with inadequate assessments and remediations of the Systems, the Company engaged various independent sources to assist in the review of the Company's Y2K Plan, including:

                CONSULTING COMPANY                                    Area of Review
                ------------------                                    --------------
                DMR Consulting                                        Embedded Systems
                PricewaterhouseCoopers LLP                            Financial Systems
                Munsch, Hardt, Kopf, Harr, & Dinan, P.C.              Legal
                Computer Sciences Corporation                         Overall Review

     Computer Sciences Corporation will return in December to review the Company's progress. Additionally, PricewaterhouseCoopers LLP will also return as they are the Company's independent accountants.

     General Approach
     ----------------

     The Company's general approach is the same whether it is for a building or a large office. The steps involved are:
     1) Communication with clients (owners, tenants, and asset managers) regarding the potential for Y2K problems inherent in the Internal Systems.
     2) Communication with vendors regarding the potential for Y2K problems inherent in their Third Party Systems.
     3)  Inventory and prioritization of the Internal Systems.
     4)  Initial assessment of the inventoried Internal Systems.
     5)  Contingency plan for the inventoried Internal Systems.
     6)  Test inventoried Internal Systems.
     7) Prioritize resolution of any problems discovered with inventoried Internal Systems. The resolution will include additional testing of the solutions.
     8) Review and revise if necessary, contingency plans for inventoried Internal Systems.
     9) Review vendor responses regarding their third Party Systems and take necessary action accordingly.

     The Company has substantially completed initial Year 2000 inventory and assessments of Internal Systems for existing assets. In conjunction with the budgeting and business planning process for 1999 the assessment and testing phases of the Y2K effort were substantially completed for known Internal Systems on or before October 31, 1998. The results of these tests should minimize the doubt as to whether or not the inventoried Internal Systems have any Y2K issues. These findings will enable the Company to reasonably determine the remaining financial commitment necessary to remedy the Y2K problems. In some cases, Systems that demonstrate Y2K related problems have previously been scheduled for replacement or remediation as a normal course of business irrespective of Year 2000 related problems. Alternatively, certain systems that may have been replaced after the January 1, 2000 must have their replacements accelerated due to Y2K related problems creating adverse affects.

     Information Systems
     -------------------

     The Company has inventoried its Information Systems according to reasonable man standards relative to exposure. The majority of the Company's software is off the shelf with a minimum amount of proprietary code.

     The Company's primary financial software is from CTI Limited, Incorporated which runs on an IBM AS/400. Assurances from both vendors accompanied by thorough testing, with the assistance of PricewaterhouseCoopers LLP, have resulted in minimal remediation necessary for proprietary modifications made to the software over the years. These modifications have been completed and will be implemented upon final acceptance testing by the users and review by PricewaterhouseCoopers LLP. This should be completed by December 31, 1998.

     The Company uses a number of personal computers and networks in the course of its operations. Employees use off the shelf software such as Microsoft Word, Microsoft Excel and Lotus Notes for productivity purposes. Personal computer hardware is tested with the National Software Testing Laboratory distributed testing software. The desktop software applications will require software updates that will be distributed Company-wide in the second quarter of 1999. Server operating systems that demonstrate Y2K related problems are also scheduled to be upgraded by June 30, 1999.

     Non-Information Technology Systems
     ----------------------------------

     Non-Information Technology Systems at properties owned as of September 30, 1998 have been substantially assessed with respect to date-sensitive operating controls in order to quantify the Y2K exposure. Assessments will continue as the Company acquires additional properties. The Y2K review process has been incorporated into the due diligence processes. The Company's investment committee formally considers the Y2K status of each investment during the approval process.

     Methodology for assessing and testing building systems will vary by equipment and is typically dictated by the building type. The Company used an outside firm, DMR Consulting (an Amdahl Company), to benchmark and review its methodology in representative samples of each building type in the Company's portfolio (i.e., low rise/industrial, mid-rise office, and high-rise office).

     Although building systems may be similar from building to building within a given building type, implementations can vary. Therefore, testing for compliance is necessary where possible. Testing is substantially complete for the known building systems on assets owned as of September 30, 1998. These tests have been performed by either the Company's staff, outside vendors, or a combination of both.

     In conjunction with the budgeting and business planning process for 1999, the assessment and testing phases of the Company's Y2K Plan was substantially complete for Internal Systems on or before October 31, 1998. The results of these tests should minimize the doubt as to whether or not the Internal Systems have Y2K related issues. These findings will enable the Company to reasonably estimate the remaining financial commitment necessary to remedy the Y2K problems.

     Third-Party Systems
     -------------------

     In addition to the Company's Y2K Plan with respect to Internal Systems, it is also taking proactive steps to determine the impact on the Company of Y2K related issues with Third-Party Systems.

     The Company is identifying and contacting critical suppliers, service providers, contractors, and clients to determine the extent to which the Company's operations could be impacted as a result of third-parties' failure to remedy their own Y2K related problems. The Company expects to be substantially complete with this process by March 31, 1999, which coincides with the timing of the Company's contingency planning milestone. To the extent the Y2K readiness responses of the critical suppliers, service providers, contractors and clients are unsatisfactory, the Company will evaluate the impact of this relationship. Should this relationship prove materially detrimental, the Company will make every effort to change to a critical supplier, service provider, contractor, or client that demonstrates Y2K readiness. The Company is not currently aware of any such situations, but the inability to locate an alternative supplier, service provider, contractor, or client in a timely manner could materially and adversely affect the Company's business, financial condition or results of operations.

     Estimate of Financial Impact
     ----------------------------

     The total costs associated with required modifications to become Year 2000 compliant are not expected to be material to the Company's financial position. The Company currently estimates the total Y2K readiness costs will be between $500,000 and $600,000. Such costs are segregated into three categories along with the timing of the estimated expenses as follows:

                                               LOW           HIGH           Q4/98           Q1/99           Q2/99
                                          -------------  -------------  --------------  --------------  --------------
CATEGORY
Non-Information Technology Systems             $400,000       $475,000             10%             80%             10%
Information Systems                              40,000         50,000             20%             70%             10%
Y2K Committee                                    60,000         75,000             80%             10%             10%
                                               --------       --------
Total                                          $500,000       $600,000
                                               ========       ========

     These costs are net of the Company's personnel costs that are considered to be part of normal operating costs. A significant portion of the Non-Information Technology Systems costs are expected to be capitalized and recovered through building operations while the balance will be expensed in the period incurred. Much of the Information Systems costs are version upgrades that will be expensed as incurred. The Y2K Committee costs consist largely of consulting charges that are expensed as incurred.

     The Company's readiness program is an ongoing process and the estimates of costs and completion dates for the various categories described above are subject to material change.

     Potential Risks of Inadequate Remediation
     -----------------------------------------

     Failure to correct a material Y2K problem could result in an interruption in, or a failure of, certain normal business activities or operations that could materially and adversely affect the Company's results of operations, liquidity, and financial position. Much of the uncertainty lies with the ability of critical suppliers, service providers, contractors, and clients to fully remedy their Y2K problems. The Company's Y2K Plan should significantly reduce the Company's level of uncertainty regarding the Y2K problem.

     The most reasonable and likely worst case scenario might be the failure of an energy management system in a building. This could adversely affect the environmental conditions of the occupied space, thus creating discomfort and inconvenience to the tenants until the condition could be manually corrected. Persistence of this problem for a long period of time could result in an increase in operating costs for the building until the energy management system is restored to proper operations.

     The Company is making substantial effort to eliminate the exposure to any Y2K issues; however, no one can accurately predict how many Y2K problem-related failures will occur or the severity, duration, or financial consequences of these potential failures, especially with regard to Third-Party Systems. As a result, a significant number of operational inconveniences and inefficiencies for the Company and its clients that may divert management's time, attention, financial, and human resources from its ordinary business activities; and a lesser number of serious system failures that may require significant efforts by the Company and it's clients to prevent or alleviate material business disruption.

     Contingency Plans
     -----------------

     The Company is developing contingency plans to be implemented as part of its efforts to identify and correct Y2K issues. The scheduled target date for the completion of the contingency plans is March 31, 1999. These contingency plans will range from manual overrides, as described in the aforementioned example, to alternative processes such as building lock downs in the event of a long term power failure. Fortunately, most buildings currently have contingency plans in place for natural disasters such as earthquakes, floods, ice storms, and the like which provide a basis for the Y2K contingency plans. These plans may also include short-term use of backup equipment and software, increased work hours for Company personnel or use of contract personnel, and orderly shut down of the building on December 31, 1999 and January 1, 2000 in order to perform tests of critical systems.

     Disclaimer
     ----------

     The Company's Y2K readiness program is an ongoing process and the estimates of costs and completion dates for various components of the Company's Y2K readiness program described above are subject to change. Additionally, the Company's discussion of its Y2K readiness program contains forward-looking statements that are based on assumptions as to future events. There can be no guarantee as to the outcome of these future events.

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

10.  PRO FORMA FINANCIAL INFORMATION

     Due to the Company's significant acquisition activity between January 1, 1997 and September 30, 1998, the historical results of operations for the periods presented may not be indicative of future results of operations. The following Pro Forma Condensed Statements of Income for the nine months ended September 30, 1998 and 1997 are presented as if the acquisitions and related transactions occurred at the beginning of the periods presented. The pro forma information is based upon historical information and does not purport to present what actual results would have been had such transactions, in fact, occurred at the beginning of the periods presented, or to project results for any future period.

                    PRO FORMA CONDENSED STATEMENTS OF INCOME

                                                                NINE MONTHS ENDED               NINE MONTHS ENDED
                                                                SEPTEMBER 30, 1998             SEPTEMBER 30, 1997
                                                             ------------------------       -------------------------
                                                                      (in thousands, except per share data)
Total revenues.......................................                       $204,051                        $197,477
Property operating and maintenance...................                         45,794                          46,386
Real estate taxes....................................                         22,190                          20,013
General and administrative...........................                          3,336                           2,338
Personnel costs, net.................................                          2,432                           2,437
Interest expense.....................................                         38,949                          38,949
Amortization of deferred financing costs.............                            596                             596
Depreciation and amortization........................                         34,458                          34,458
Equity in income of joint venture and unconsolidated
 subsidiaries........................................                          5,172                           4,270
                                                                            --------                        --------
Net income before minority interests.................                         61,468                          56,570
Minority interests...................................                         (8,172)                         (7,964)
                                                                            --------                        --------
Net income before preferred dividends................                         53,296                          48,606
Preferred dividends..................................                         (4,528)                         (4,528)
                                                                            --------                        --------
Net income applicable to common shareholders.........                       $ 48,768                        $ 44,078
                                                                            ========                        ========

Net income per Common Share  basic...................                          $1.25                           $1.13
                                                                            ========                        ========
Net income per Common Share  diluted.................                          $1.24                           $1.12
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

Reconciliation of Earnings per Share Numerator

                                                                          THREE MONTHS
                                                   THREE MONTHS ENDED         ENDED        NINE MONTHS ENDED   NINE MONTHS ENDED
                                                     SEPT. 30, 1998      SEPT. 30, 1997      SEPT. 30, 1998     SEPT. 30, 1997
                                                  --------------------  -----------------  ------------------  -----------------
                                                                      (in thousands, except per share data)
Net Income......................................              $21,232             $10,116            $49,779             $26,345
Preferred dividends.............................               (1,505)                 --             (4,146)                 --
                                                              -------   -----------------            -------   -----------------
Net Income available to common shareholders.....              $19,727             $10,116            $45,633             $26,345
                                                              =======             =======            =======             =======
Reconciliation of Earnings per Share Denominator

Weighted average common shares outstanding......               39,349              26,289             38,680              23,646
                                                              =======             =======            =======             =======

Basic Earnings per Share........................              $  0.50             $  0.38            $  1.18             $  1.11
                                                              =======             =======            =======             =======

Dilutive Effect of Common Share Equivalents

Dilutive options................................                  157                 409                279                 356
Dilutive preferred shares.......................                3,774                  --              3,466                  --
Weighted average common shares outstanding......               39,349              26,289             38,680              23,646
                                                              -------             -------            -------             -------
Weighted average common shares and common share
   Equivalents..................................               43,280              26,698             42,425              24,002
                                                              =======             =======            =======             =======

Diluted Earnings per Share......................              $  0.49             $  0.38            $  1.17             $  1.10
                                                              =======             =======            =======             =======

12.  SUBSEQUENT EVENTS

     Subsequent to September 30, 1998, the Company closed a $100 million four-year bank facility which funded on October 13, 1998. The term facility was priced at LIBOR plus 137.5 basis points (with possible pricing reductions to LIBOR plus 85 basis points under certain conditions) and is substantially consistent with the existing terms and conditions under the Company's $300 million Line of Credit. Proceeds from the facility were used to reduce the Company's borrowings under the Line of Credit.

     On October 6, 1998, the Company terminated one of its two $49.25 million hedge agreements and incurred settlements costs of $4.3 million due to the substantial downward movement in the underlying treasury security. The settlement cost of the hedging transaction will be amortized over the life of two 12-year mortgages totaling $78.0 million on which the Company has locked a rate with a large insurance company.

     On October 14, 1998, the Company filed, with the SEC, Post-Effective Amendment No. 1 to the Company's Form S-3 Registration Statement under the Securities Act of 1933 (the "Post-Effective Amendment"). The registration statement contains two forms of prospectus: the first relates to re-sales from time to time by certain selling shareholders and the second relates to (i) the primary issuance of shares to Union Bank of Switzerland, London Branch ("UBS-LB") and (ii) subsequent primary issuances from time to time to UBS-LB. In addition, this registration statement contains a form of prospectus supplement to be used in connection with subsequent primary issuances from time to time to UBS-LB.

     On October 15, 1998, the Company filed, with the SEC, a Form S-3 Registration Statement ("Prospectus"). The Prospectus relates to 524,180 Common Shares which the Company may issue to certain holders of 524,180 Units of limited partnership interest in the Operating Partnership upon redemption of such Units. The Company orginally issued the 524,180 Units to the related holders of such Units in exchange for their contribution of certain assets to the capital of the Operating Partnership.

     On October 16, 1998, the Company filed, with the SEC, a Form S-3 Registration Statement ("Security Capital Registration Statement"), which relates to the public offer and sale of the 3,773,585 Series A Convertible Preferred shares of the Company which are held by SCPG (as defined in Note 1) and up to 3,773,585 Common Shares that the Company may issue upon conversion of the Series A Convertible Preferred Shares by the selling shareholder named herein or its transferes, pledges, donees or successors.

     On November 5, 1998, the Company closed a $35.75 million 12-year mortgage collateralized by the Park West C-2 property. The interest rate on the loan is 6.63% per annum and it is subject to a 30-year amortization schedule. Proceeds from the facility were used to reduce the Company's borrowings under the Line of Credit.

     In addition to the two letter of credits (as discussed in Note 1), on November 6, 1998, the Company placed approximately $3.7 million with UBS as cash collateral related to the future settlement of the forward stock contract.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

This Form 10-Q may include forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are identified by phrases such as the Company "expects" or "anticipates" and words of similar effect. The Company's actual results may differ materially from those projected. Factors that could cause such a difference include: the Company's inability or failure to acquire properties under contract or additional properties; difficulties in integrating and operating acquired properties; bankruptcy or default of major tenants resulting in a failure or delay in payment of rent; and general risks associated with investments in real estate, including the effect of changes in economic, competitive and other market conditions in the markets where the Company's properties are concentrated, non-renewal of expiring leases or inability to re-let vacated space at adequate rates, the inability of properties to generate adequate cash flow to fund debt service and operating expenses, financing and refinancing risks related to the Company's floating rate debt and new debt necessary to support growth. For additional information, please refer to the detailed discussion of risks included in the Company's Current Report on Form 8-K filed October 9, 1998, under the caption "Risk Factors."

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

RESULTS OF OPERATIONS

     As of September 30, 1998, the Company owned interests in a diversified portfolio of 253 primarily suburban Class "A" office and suburban industrial properties (the "Properties") containing approximately 23.6 million net rentable square feet. The Properties are located in 20 major U.S. markets and consist of 115 office buildings (the "Office Properties") containing approximately 12.8 million net rentable square feet and 124 industrial buildings (the "Industrial Properties") containing approximately 8.9 million net rentable square feet. The Properties include 13 office and two industrial development projects (including an expansion of an existing Property) which upon completion will total approximately 1.9 million square feet.

     The consolidated financial statements of the Company include all the accounts of the Company, its majority-owned Operating Partnership and subsidiaries. The financial statements for the three and nine months ended September 30, 1998, include (i) the results of operations of 145 operating Properties and 10 development projects for the entire periods presented, (ii) the results of operations of the 84 Properties acquired subsequent to January 1, 1998 (the "Acquired Properties") and eight development projects for the portion of the periods subsequent to acquisition or commencement of development by the Company, (iii) the results of operations of the 5307 East Mockingbird, Oceanside Distribution Center, West Loop Business Park and Glendale Federal Bank Building Properties (the "Sold Properties") for the portion of the periods prior to sale,
(v) a 50% equity interest in the seven Broadmoor Austin Properties, and (vi) results of operations of the Prentiss Properties Service Business conducted primarily by the Manager in the periods presented. The financial statements for the three and nine months ended September 30, 1997, include (i) the results of operations of 88 operating Properties and three development projects for the entire periods presented, (ii) the results of operations of 42 Properties acquired during the periods and eight development projects for the portion of the period subsequent to acquisition or commencement of development by the Company, (iii) an approximate 50% equity interest in the seven Broadmoor Austin Properties, and (iv) results of operations of the Prentiss Properties Service Business conducted primarily by the Manager in the periods presented. All significant intercompany balances and transactions have been eliminated.

     The results of operations for the three and nine month periods ended September 30, 1998 and 1997 include the respective operations of the Company. The Company had a total of 111 comparative operating Properties for the entire three month periods ended September 30, 1998 and 1997 and a total of 82 operating Properties for the entire nine month periods ended September 30, 1998 and 1997. Consequently, the comparisons of the periods provide only limited information regarding the operations of the Company as currently constituted. The tables below provide reconciliation of the comparative Properties owned for the entire three month periods and nine month periods ended September 30, 1998 and 1997:

Properties owned at September 30, 1998                                                               253
Less:
 Properties included above that were acquired during or subsequent to the three month
  period ended September 30, 1997                                                                    118

 Development projects included above that were started or completed during or subsequent to
  the three month period ended September 30, 1997                                                     17

 Properties included above with operations accounted for using the equity method of
  accounting                                                                                           7
                                                                                            ------------
Three Month Comparative Properties                                                                   111
                                                                                            ============

Properties owned at September 30, 1998                                                               253
Less:
 Properties included above that were acquired subsequent to January 1, 1997                          147
 Development projects included above started or completed subsequent to January 1, 1997               17
 Properties included above with operations accounted for using the equity method of
  accounting                                                                                           7
                                                                                            ------------
Nine Month Comparative Properties                                                                     82
                                                                                            ============

Comparison of the Three Months Ended September 30, 1998 to the Three Months
---------------------------------------------------------------------------
Ended September 30, 1997
------------------------

     Rental income increased by $29.5 million, or 86.8%, to $63.5 million from $34.0 million primarily as a result of the Properties acquired subsequent to July 1, 1997. As described above, the Company includes comparative results of operations of 111 operating Properties for the three month periods ended September 30, 1998 and 1997. The rental income for the combined 111 operating Properties increased by a net $324,000, or 1.04%, from the three months ended September 30, 1997 to the three months ended September 30, 1998. Rental income from the related Sold Properties and the Property acquisitions subsequent to July 1, 1997 account for a net $29.2 million increase in rental income.

     Property operating and maintenance expenses increased by $7.9 million, or 99.4%, primarily as a result of the Properties acquired subsequent to July 1, 1997. The property operating and maintenance expenses for the 111 operating Properties decreased by approximately $313,000, or 4.5%, from the three month period ended September 30, 1997 to the three month period ended September 30, 1998. Property operating and maintenance expenses of the related Sold Properties and the Property acquisitions subsequent to July 1, 1997 account for an approximate $8.2 million increase from the three month period ended September 30, 1997 to the same period in 1998.

     Real estate taxes increased by $3.1 million, or 85.4%, primarily as a result of the Properties acquired subsequent to July 1, 1997. Such acquired Properties, when combined with the Sold Properties, account for a $2.8 million net increase in real estate expenses for the three month period ended September 30, 1998 compared to the prior year comparative period. The real estate tax expense for the 111 operating Properties increased by approximately $299,000, or 8.6%, from the three months ended September 30, 1997 to the comparative period in 1998.

     Interest expense increased by $5.7 million, or 96.3%, primarily as a result of the increase in debt on real estate from $432.6 million at September 30, 1997 to $811.6 million at September 30, 1998. The increase in debt on real estate is attributable to borrowings incurred or assumed in connection with Property acquisitions subsequent to September 30, 1997.

     Depreciation and amortization expense increased by $5.4 million, or 94.0%, primarily as a result of the Properties acquired subsequent to July 1, 1997. Such acquired Properties, when combined with the related Sold Properties, account for a $4.9 million increase in depreciation and amortization for the three months ended September 30, 1998 from the prior year comparative period. The depreciation and amortization expense for the 111 operating Properties increased by approximately $512,000, or 9.5%, from the three months ended September 30, 1997 to the comparative period in 1998.

     During the three months ended September 30, 1998, the Company recorded a gain on sale of $4.4 million. The gain on sale resulted from the Company's sale of the Glendale Federal Bank Building Properties during the three months ended September 30, 1998.

Comparison of the Nine Months Ended September 30, 1998 to the Nine Months Ended
-------------------------------------------------------------------------------
September 30, 1997
------------------

     Rental income increased by $82.4 million, or 96.8%, to $167.5 million from $85.1 million primarily as a result of the Properties acquired subsequent to January 1, 1997. As described above, the Company includes comparative results of operations of 82 operating Properties for the nine month periods ended September 30, 1998 and 1997. The rental income for the combined 82 operating Properties increased by $1.16 million, or 1.8%, from the nine months ended September 30, 1997 to the nine months ended September 30, 1998. Exclusive of the effect of the $511,000 of past due rents collected on the Milwaukee Industrial Properties during the nine months ended September 30, 1997, the increase from the 82 Properties totaled $649,000, or 1.0%. Rental income from the related Sold Properties, and the Property acquisitions subsequent to January 1, 1997 account for a $81.2 million increase in rental income.

     Property operating and maintenance expenses increased by $19.5 million, or 97.6%, primarily as a result of the Properties acquired subsequent to January 1, 1997. The property operating and maintenance expenses for the 82 operating Properties decreased by approximately $722,000, or 4.8%, from the nine month period ended September 30, 1997 to the nine month period ended September 30, 1998. Property operating and maintenance expenses of the Sold Properties and the Property acquisitions subsequent to January 1, 1997 account for an approximate net $20.2 million increase from the nine month period ended January 1, 1997 to the same period in 1998.

     Real estate taxes increased by $8.7 million, or 92.8%, primarily as a result of the Properties acquired subsequent to January 1, 1997. Such acquired Properties, when combined with the related Sold Properties, account for a net $7.7 million increase in real estate expenses for the nine month period ended September 30, 1998 compared to the prior year comparative period. The real estate tax expense for the 82 operating Properties increased by approximately $1.0 million, or 13.5%, from the nine months ended September 30, 1997 to the comparative period in 1998.

     Interest expense for the nine months ended September 30, 1998 increased by $15.3 million, or 118.5%, primarily as a result of the increase in debt on real estate from $432.6 million at September 30, 1997 to $811.6 million at September 30, 1998. The increase in debt on real estate is attributable to borrowings incurred or assumed in connection with the Property acquisitions subsequent to September 30, 1997.

     Depreciation and amortization expense increased by $14.7 million, or 100.3%, primarily as a result of the Properties acquired subsequent to January 1, 1997. Such acquired Properties, when combined with the Sold Properties, account for a net $13.3 million increase in depreciation and amortization for the nine months ended September 30, 1998 from the prior year comparative period. The depreciation and amortization expense for the 82 operating Properties increased by approximately $1.4 million, or 12.2%, from the nine months ended September 30, 1997 to the comparative period in 1998.

     During the nine months ended September 30, 1998, the Company recorded gains on sale totaling $8.2 million and extraordinary items of $8.9 million. The gains on sale resulted from the Company's sale of the 5307 East Mockingbird, West Loop Business Park and Glendale Federal Bank Building Properties. The extraordinary item resulted from two items including (i) the Company's recognition of its 50% proportionate share of $12.9 million, or $6.45 million, of prepayment penalties and unamortized financing costs written-off, both of which were recorded as extraordinary charges by the Broadmoor Austin joint venture during the period; and (ii) the distribution of 113,500 Operating Partnership units ("Units") by an affiliate of the Company to certain employees of the Company resulting in a non-cash charge to the Company of $3.1 million. The transactions were recorded net of the minority interest proportionate share of each charge totaling $406,000 and $193,000, respectively.

Funds from Operations
---------------------

     The Company generally considers Funds from Operations, in conjunction with cash flows, to be an appropriate measure of liquidity of an equity REIT. "Funds from Operations" as defined by the National Association of Real Estate Investment Trusts ("NAREIT") means net income (computed in accordance with Generally Accepted Accounting Principles ("GAAP")) excluding gains (or losses) from debt restructuring and sale of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. The Company's Funds from Operations may not be comparable to Funds from Operations reported by other REITs that do not define that term using the current NAREIT definition. Funds from Operations does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income as an indication of the Company's performance or to cash flows as a measure of liquidity or ability to make distributions. The following is a reconciliation of net income to Funds from Operations for the three and nine month periods ended September 30, 1998 and 1997:

                                                   THREE MONTHS       THREE MONTHS        NINE MONTHS         NINE MONTHS
                                                      ENDED               ENDED              ENDED               ENDED
                                                  SEPT. 30, 1998     SEPT. 30, 1997      SEPT. 30, 1998      SEPT. 30, 1997
                                                ------------------  -----------------  ------------------  ------------------
                                                   (dollars in         (dollars in        (dollars in         (dollars in
                                                    thousands)         thousands)          thousands)          thousands)
Net income                                                $21,232             $10,116            $49,779             $26,345
Add:
  Real estate depreciation and amortization...             11,221               5,783             29,380              14,669
  Real estate depreciation and amortization
     of unconsolidated subsidiary and joint
     venture..................................                532                 532              1,664               1,605
  Minority interest in operating partnership..              2,832               1,269              4,948               3,673
  Extraordinary item..........................                 --                  --              8,908                 111
Less:
  Gain on sale................................             (4,379)                 --             (8,203)               (243)
  Dividend on perpetual preferred units.......             (1,971)                 --             (2,102)                 --
                                                          -------             -------            -------             -------
Funds from Operations                                     $29,467             $17,700            $84,374             $46,160
                                                          =======             =======            =======             =======

Liquidity and Capital Resources
-------------------------------

     Cash and cash equivalents were $3.5 million and $3.6 million at September 30, 1998 and September 30, 1997, respectively. Net cash provided by operating activities was $82.8 million for the nine months ended September 30, 1998, compared to $43.9 million for the nine months ended September 30, 1997. The increase is due primarily to the operating results of the Properties acquired subsequent to January 1, 1997.

     Net cash used in investing activities increased from $443.7 million for the nine months ended September 30, 1997 to $579.7 million for the nine months ended September 30, 1998. This increase is due primarily to the 84 real estate Properties acquired during the nine months ended September 30, 1998 compared to 42 acquired during the same period in 1997, as well as an increase in cash invested in real estate due to an increase in the number of development projects commenced from eight in this period of 1997 to 10 in 1998.

     Net cash provided by financing activities increased from $396.2 million for the nine months ended September 30, 1997 to $493.3 million for the nine months ended September 30, 1998. This increase is primarily attributable to the net proceeds from the sale of common shares of beneficial interest, $0.01 par value per share ("Common Shares"), Series "A" Cumulative Convertible Redeemable Preferred Shares ("Series A Convertible Preferred Shares") and Series "B" Cumulative Redeemable Perpetual Preferred Units ("Series B Perpetual Preferred Units") and debt incurred or assumed in connection with property acquisitions during the nine months ended September 30, 1998.

     The following table sets forth the Company's mortgage debt as of September 30, 1998:

                                 MORTGAGE DEBT

                                                                                                                      ANNUAL
                                                       PRINCIPAL       INTEREST                                      INTEREST
                   PROPERTY(IES)                        AMOUNT           RATE     AMORTIZATION       MATURITY         PAYMENT
                   -------------                     ------------     ----------  ------------  ------------------ -------------
Mortgage Loan......................................  $180,100,000(1)    7.58%           None      February 27, 2007    $13,651,580
Acquisition Loan...................................   120,000,000(2)    7.42%(3)        None      January 1, 1999        8,898,000
Line of Credit.....................................   293,650,000       6.65%(4)        None      December 31, 2000     19,532,306
PacifiCare Building................................     6,000,000       7.30%           None      November 1, 2000         438,000
Walnut Glen Tower..................................    35,000,000       6.92%           None      April 1, 2005          2,422,000
Crescent Centre....................................    12,000,000       7.95%           None      March 1, 2004            954,000
Bachman Creek  West................................     3,030,131       8.63%          25 yr      November 30, 2002        261,500
Broadmoor Austin Properties(5).....................    77,000,000       7.04%           None      April 10, 2011         5,420,800
Southpoint (III)...................................     8,007,737       7.75%          20 yr      April 14, 2014           620,600
CIGNA Loan (6).....................................    60,000,000       6.80%           None      December 10, 2003      4,080,000
Highland Court.....................................     5,053,807       7.27%          25 yr      April 1, 2006            367,412
Creamery Way.......................................     3,837,522       8.30%          20 yr      September 19, 2006       318,514
Westheimer Central Plaza...........................     6,081,781       8.38%          25 yr      August 1, 2006           509,653
One Westheimer Center..............................    25,434,353       7.84%          25 yr      February 1, 2004       1,994,053
Oaklands Corporate Center..........................     6,408,382       8.55%          25 yr      July 1, 2007             547,917
Oaklands Corporate Center..........................     1,364,144       8.65%          25 yr      August 1, 2006           117,998
Oaklands Corporate Center..........................     2,700,452       8.40%          25 yr      December 1, 2007         226,838
2500 Cumberland Building K.........................    11,395,038       7.03%(7)        None      August 1, 2000           801,071
Exec. Center Del Mar...............................    11,649,077       7.03%(8)        None      December 14, 2000        807,281
Westpoint..........................................    14,748,000       7.03%(8)        None      November 15,  2000     1,022,036
Other Corporate Debt...............................     4,033,204       7.75%           None      December 31,  2000       312,573
Other Corporate Debt...............................     1,127,815       6.15%           None      August 25, 2001           69,361
                                                     ------------       ----                                           -----------
Total/Weighted Average.............................  $888,621,443       7.13%                                          $63,373,493
                                                     ============       ====                                           ===========

(1) The Mortgage Loan is collateralized by the following 53 Properties: Park West E1, Park West E2, One Northwestern Plaza, 3141 Fairview Park Drive, O'Hare Plaza II, 1717 Deerfield, 2411 Dulles Corner Road, 4401 Fair Lakes Court, Kansas City Industrial Properties (7 Properties), certain of the Los Angeles Industrial Properties (18 Properties), certain of the Milwaukee Industrial Properties (17 Properties), and the certain of the Chicago Industrial Properties (3 Properties).
(2)  The Acquisition Loan is collateralized by the following 16 Properties:
     Natomas Corporate Center (6 Properties), The Academy (3 Properties), Seven Mile Crossing (2 Properties), and Corporetum Office Campus (5 Properties).
(3) Represents the weighted average interest rate for the Interest Rate Swap of $50 million at an effective rate of 7.503% and $60 million at an effective rate of 7.498%. Additionally, rate shown reflects a variable rate on $10 million equal to LIBOR + 1.25%; on November 10, 1998, LIBOR was equal to 5.28%.
(4) Represents a variable rate equal to LIBOR + 1.38%; on November 10, 1998, LIBOR was equal to 5.28%.
(5) The Company, through the Operating Partnership, owns a 50% general partnership interest in the entity that owns the Broadmoor Austin Properties, which interest is accounted for under the equity method of accounting. The amount shown reflects the Company's proportionate share of the mortgage indebtedness collateralized by the Properties.
(6) The CIGNA Loan is collateralized by the following 11 Properties: Lake Center (2 Properties), Southpoint I and II (2 Properties), Valleybrooke (5 Properties) and Woodland Falls I and IV (2 Properties).
(7) Represents a variable rate equal to LIBOR + 1.75%; on November 10, 1998, LIBOR was equal to 5.28%.
(8) Represents a variable rate equal to LIBOR + 1.65%; on November 10, 1998, LIBOR was equal to 5.28%.

     The Company's policy is to limit combined indebtedness plus its pro rata share of joint venture debt so that at the time such debt is incurred, it does not exceed 50% of the Company's total market capitalization (the "Debt Limitation"). As of September 30, 1998, the Company had outstanding total indebtedness, including its pro rata share of joint venture debt of approximately $888.6 million, or approximately 43.47% of total market capitalization based on a Common Share price of $23.875 per share. As of September 30, 1998, the Company had the approximate capacity to borrow up to an additional $267.1 million under the Debt Limitation. The amount of indebtedness that the Company may incur, and the policies with respect thereto, are not limited by the Company's Declaration of Trust and Bylaws, and are solely within the discretion of the Company's Board of Trustees.

     The Company's Properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. For the three months ended September 30, 1998, the Company's recurring non-incremental revenue-generating capital expenditures totaled $2.2 million.

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

Impact of the Year 2000 Issue
-----------------------------

     The Year 2000 ("Y2K") compliance problem is the result of computer programs designed to use two digit rather than four digit years. Thus, the year 1998 is represented as 98 and the year 2000 would be represented as 00. This could be interpreted as either 1900 or 2000. To systems that have Y2K related issues,
the time may seem to have reverted back 100 years.   Systems, equipment and
software with exposure to Y2K related problems exist not only in computerized information systems ("Information Systems") but also in building operating systems such as elevators, alarm systems, energy management systems, phone systems, and numerous other systems and equipment (the "Non-Information Technology Systems") (collectively, the "Systems"). Failure to adequately identify and correct Y2K related problems could result in a Systems failure or malfunction with potential adverse effects including personal injury, property damage, and disruption of operations. Any or all of these failures could materially and adversely affect the Company's business, financial condition, or results of operations.

     Due to the exposure and potential liabilities inherent in both the Systems used internally by the Company ("Internal Systems") and those Systems used by third-parties to conduct business with the Company ("Third-Party Systems"), in September 1997, the Company created a committee (the "Y2K Committee") headed by the Vice President of Information Systems and Co-chaired by the Vice President of National Property Operations. Due to the national presence of the Company, the Y2K Committee appointed approximately 85 employees (the "Y2K Coordinators") designated as either Y2K property coordinators ("Y2K Property Coordinators") or Y2K corporate office coordinators ("Y2K Corporate Office Coordinators"). The purpose of the Y2K Committee was to develop a plan to assess and mitigate the Company's exposure to potential Y2K related problems (the "Company's Y2K Plan"). In order to implement the Company's Y2K Plan in a timely and uniform manner, during August 1998 the Y2K Committee held classes to educate the Y2K Coordinators on the steps to be taken to ensure Y2K compliance. Due to the risks associated with inadequate assessments and remediations of the Systems, the Company engaged various independent sources to assist in the review of the Company's Y2K Plan, including:


       CONSULTING COMPANY                               Area of Review
       ------------------                               --------------
       DMR Consulting                                   Embedded Systems
       PricewaterhouseCoopers LLP                       Financial Systems
       Munsch, Hardt, Kopf, Harr, & Dinan, P.C.         Legal
       Computer Sciences Corporation                    Overall Review

     Computer Sciences Corporation will return in December to review the Company's progress. Additionally, PricewaterhouseCoopers LLP will also return as they are the Company's independent accountants.

     General Approach
     ----------------

     The Company's general approach is the same whether it is for a building or a large office. The steps involved are:
     1) Communication with clients (owners, tenants, and asset managers) regarding the potential for Y2K problems inherent in the Internal Systems.
     2) Communication with vendors regarding the potential for Y2K problems inherent in their Third Party Systems.
     3)  Inventory and prioritization of the Internal Systems.
     4)  Initial assessment of the inventoried Internal Systems.
     5)  Contingency plan for the inventoried Internal Systems.
     6)  Test inventoried Internal Systems.
     7) Prioritize resolution of any problems discovered with inventoried Internal Systems. The resolution will include additional testing of the solutions.
     8) Review and revise if necessary, contingency plans for inventoried Internal Systems.
     9) Review vendor responses regarding their third Party Systems and take necessary action accordingly.

     The Company has substantially completed initial Year 2000 inventory and assessments of Internal Systems for existing assets. In conjunction with the budgeting and business planning process for 1999 the assessment and testing phases of the Y2K effort were substantially completed for known Internal Systems on or before October 31, 1998. The results of these tests should minimize the doubt as to whether or not the inventoried Internal Systems have any Y2K issues. These findings will enable the Company to reasonably determine the remaining financial commitment necessary to remedy the Y2K problems. In some cases, Systems that demonstrate Y2K related problems have previously been scheduled for replacement or remediation as a normal course of business irrespective of Year 2000 related problems. Alternatively, certain systems that may have been replaced after the January 1, 2000 must have their replacements accelerated due to Y2K related problems creating adverse affects.

     Information Systems
     -------------------

     The Company has inventoried its Information Systems according to reasonable man standards relative to exposure. The majority of the Company's software is off the shelf with a minimum amount of proprietary code.

     The Company's primary financial software is from CTI Limited, Incorporated which runs on an IBM AS/400. Assurances from both vendors accompanied by thorough testing, with the assistance of PricewaterhouseCoopers LLP, have resulted in minimal remediation necessary for proprietary modifications made to the software over the years. These modifications have been completed and will be implemented upon final acceptance testing by the users and review by PricewaterhouseCoopers LLP. This should be completed by December 31, 1998.

     The Company uses a number of personal computers and networks in the course of its operations. Employees use off the shelf software such as Microsoft Word, Microsoft Excel and Lotus Notes for productivity purposes. Personal computer hardware is tested with the National Software Testing Laboratory distributed testing software. The desktop software applications will require software updates that will be distributed Company-wide in the second quarter of 1999. Server operating systems that demonstrate Y2K related problems are also scheduled to be upgraded by June 30, 1999.

     Non-Information Technology Systems
     ----------------------------------

     Non-Information Technology Systems at properties owned as of September 30, 1998 have been substantially assessed with respect to date-sensitive operating controls in order to quantify the Y2K exposure. Assessments will continue as the Company acquires additional properties. The Y2K review process has been incorporated into the due diligence processes. The Company's investment committee formally considers the Y2K status of each investment during the approval process.

     Methodology for assessing and testing building systems will vary by equipment and is typically dictated by the building type. The Company used an outside firm, DMR Consulting (an Amdahl Company), to benchmark and review its methodology in representative samples of each building type in the Company's portfolio (i.e., low rise/industrial, mid-rise office, and high-rise office).

     Although building systems may be similar from building to building within a given building type, implementations can vary. Therefore, testing for compliance is necessary where possible. Testing is substantially complete for the known building systems on assets owned as of September 30, 1998. These tests have been performed by either the Company's staff, outside vendors, or a combination of both.

     In conjunction with the budgeting and business planning process for 1999, the assessment and testing phases of the Company's Y2K Plan was substantially complete for Internal Systems on or before October 31, 1998. The results of these tests should minimize the doubt as to whether or not the Internal Systems have Y2K related issues. These findings will enable the Company to reasonably estimate the remaining financial commitment necessary to remedy the Y2K problems.

     Third-Party Systems
     -------------------

     In addition to the Company's Y2K Plan with respect to Internal Systems, it is also taking proactive steps to determine the impact on the Company of Y2K related issues with Third-Party Systems.

     The Company is identifying and contacting critical suppliers, service providers, contractors, and clients to determine the extent to which the Company's operations could be impacted as a result of third-parties' failure to remedy their own Y2K related problems. The Company expects to be substantially complete with this process by March 31, 1999, which coincides with the timing of the Company's contingency planning milestone. To the extent the Y2K readiness responses of the critical suppliers, service providers, contractors and clients are unsatisfactory, the Company will evaluate the impact of this relationship. Should this relationship prove materially detrimental, the Company will make every effort to change to a critical supplier, service provider, contractor, or client that demonstrates Y2K readiness. The Company is not currently aware of any such situations, but the inability to locate an alternative supplier, service provider, contractor, or client in a timely manner could materially and adversely affect the Company's business, financial condition or results of operations.

     Estimate of Financial Impact
     ----------------------------

     The total costs associated with required modifications to become Year 2000 compliant are not expected to be material to the Company's financial position. The Company currently estimates the total Y2K readiness costs will be between $500,000 and $600,000. Such costs are segregated into three categories along with the timing of the estimated expenses as follows:


CATEGORY                                       LOW           HIGH           Q4/98           Q1/99           Q2/99
                                          -------------  -------------  --------------  --------------  --------------
Non-Information Technology Systems             $400,000       $475,000        10%             80%             10%
Information Systems                              40,000         50,000        20%             70%             10%
Y2K Committee                                    60,000         75,000        80%             10%             10%
                                               --------       --------
Total                                          $500,000       $600,000
                                               ========       ========

     These costs are net of the Company's personnel costs that are considered to be part of normal operating costs. A significant portion of the Non-Information Technology Systems costs are expected to be capitalized and recovered through building operations while the balance will be expensed in the period incurred. Much of the Information Systems costs are version upgrades that will be expensed as incurred. The Y2K Committee costs consist largely of consulting charges that are expensed as incurred.

     The Company's readiness program is an ongoing process and the estimates of costs and completion dates for the various categories described above are subject to material change.

     Potential Risks of Inadequate Remediation
     -----------------------------------------

     Failure to correct a material Y2K problem could result in an interruption in, or a failure of, certain normal business activities or operations that could materially and adversely affect the Company's results of operations, liquidity, and financial position. Much of the uncertainty lies with the ability of critical suppliers, service providers, contractors, and clients to fully remedy their Y2K problems. The Company's Y2K Plan should significantly reduce the Company's level of uncertainty regarding the Y2K problem.

     The most reasonable and likely worst case scenario might be the failure of an energy management system in a building. This could adversely affect the environmental conditions of the occupied space, thus creating discomfort and inconvenience to the tenants until the condition could be manually corrected. Persistence of this problem for a long period of time could result in an increase in operating costs for the building until the energy management system is restored to proper operations.

The Company is making substantial effort to eliminate the exposure to any Y2K issues; however, no one can accurately predict how many Y2K problem-related failures will occur or the severity, duration, or financial consequences of these potential failures, especially with regard to Third-Party Systems. As a result, a significant number of operational inconveniences and inefficiencies for the Company and its clients that may divert management's time, attention, financial, and human resources from its ordinary business activities; and a lesser number of serious system failures that may require significant efforts by the Company and it's clients to prevent or alleviate material business disruption.

     Contingency Plans
     -----------------

     The Company is developing contingency plans to be implemented as part of its efforts to identify and correct Y2K issues. The scheduled target date for the completion of the contingency plans is March 31, 1999. These contingency plans will range from manual overrides, as described in the aforementioned example, to alternative processes such as building lock downs in the event of a long term power failure. Fortunately, most buildings currently have contingency plans in place for natural disasters such as earthquakes, floods, ice storms, and the like which provide a basis for the Y2K contingency plans. These plans may also include short-term use of backup equipment and software, increased work hours for Company personnel or use of contract personnel, and orderly shut down of the building on December 31, 1999 and January 1, 2000 in order to perform tests of critical systems.

     Disclaimer
     ----------

     The Company's Y2K readiness program is an ongoing process and the estimates of costs and completion dates for various components of the Company's Y2K readiness program described above are subject to change. Additionally, the Company's discussion of its Y2K readiness program contains forward-looking statements that are based on assumptions as to future events. There can be no guarantee as to the outcome of these future events.

Recently Issued Accounting Standards
------------------------------------

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

         EXHIBIT NO.                               DESCRIPTION
         -----------                               -----------
             1.1         --  Purchase Agreement, dated February 2, 1998, between the
                             Company, Operating Partnership and UBS-LB (filed as Exhibit
                             1.1 to the Post Effective Amendment to the Company's
                             Registration Statement on Form S-3, file no. 333-49295,
                             filed on October 14, 1998)
             1.2         --  Forward Stock Contract dated February 2, 1998, between the
                             Company, Operating Partnership and UBS-LB (filed as Exhibit
                             1.2 to the Post Effective Amendment to the Company's
                             Registration Statement on Form S-3, file no. 333-49295,
                             filed on October 14, 1998)
             3.1*        --  Form of Amended and Restated Declaration of Trust of the
                             Registrant
             3.2*        --  Bylaws of the Registrant
             3.3         --  Articles Supplementary, dated December 18, 1997, Classifying and Designating a Series of Preferred Shares of Beneficial
                             Interest as Series A Cumulative Convertible Redeemable
                             Preferred Shares of Beneficial Interest and Fixing
                             Distribution and Other Preferences and Rights of Such Shares
                             (filed as Exhibit 3.1 to the Company's Current Report on
                             Form 8-K, filed January 15, 1998)
             3.4         --  Articles Supplementary, dated February 17, 1998, Classifying and Designating a Series of Preferred Shares of Beneficial Interest
                             as Junior Participating Cumulative Convertible Redeemable Preferred
                             Shares of Beneficial Interest, Series B, and Fixing Distribution and
                             Other Preferences and Rights of Such Shares (filed as an Exhibit to the
                             Company's Registration Statement on Form 8-A filed on February 17, 1998,
                             SEC File No. 000-23813)
             3.5         --  Articles Supplementary, dated June 25, 1998, Classifying and
                             Designating a Series of Preferred Shares of Beneficial
                             Interest as Series B Cumulative Redeemable Perpetual
                             Preferred Shares of Beneficial Interest and Fixing
                             Distribution and Other Preferences and Rights of Such Shares
                             (filed as an exhibit to the Company's Form 10-Q filed on
                             August 12, 1998)
             4.1*        --  Form of Common Share Certificate

             4.2         --  Rights Agreement, dated February 6, 1998, between the
                             Company and First Chicago Trust Company of New York, as
                             Rights Agent (filed as Exhibit 4.1 to the Company's Current
                             Report on Form 8-K, filed on February 10, 1998)
             4.3         --  Form of Rights Certificate (included as Exhibit A to the
                             Rights Agreement [Exhibit 4.2])
             4.4         --  Form of Series A Preferred Share Certificate (filed as
                             Exhibit 4.2 to the Company's Registration Statement on Form
                             S-3, file no. 333-65793, filed on October 16, 1998 )
            10.1         --  Second Amended and Restated Agreement of Limited Partnership
                             (included as exhibit 10.2 in the Company's Annual Report on
                             Form 10-K, filed March 25, 1997)
            10.2         --  First Amendment to Second Amended and Restated Agreement of
                             Limited Partnership of Prentiss Properties Acquisition
                             Partners, L.P. (filed as Exhibit 4.1 to the Company's
                             Current Report on Form 8-K, filed January 15, 1998)
            10.3         --  Second Amendment to Second Amended and Restated Agreement of
                             Limited Partnership of Prentiss Properties Acquisition
                             Partners, L.P. (filed as an exhibit to the Company's Form
                             10-Q filed on August 12, 1998)
            10.4         --  Credit Agreement, dated December 30, 1997, among Prentiss
                             Properties Acquisition Partners, L.P., as Borrower, each of the lenders that are a signatory therein, Bank One, Texas,
                             N.A., as Administrative Agent, and Nationsbank of Texas,
                             N.A., as Syndication Agent (filed as Exhibit 10.4 to the
                             Company's Current Report on Form 8-K, filed on February 10,
                             1998)
            10.5*        --  Form of Employment Agreement for Michael V. Prentiss
            10.6*        --  Form of Employment Agreement for Thomas F. August
            10.7*        --  Form of Agreement Not to Compete for Dennis J. DuBois
            10.8*        --  Contribution Agreement by and between the Operating
                             Partnership and PPL
            10.9*        --  Agreement of Purchase and Sale of Partnership Interest by
                             and Among Prentiss Properties Austin, L.P. and PPL
           10.10*        --  1996 Share Incentive Plan
           10.11         --  Contribution Agreement between Prentiss Properties
                             Acquisition Partners, L.P. , and certain Pennsylvania
                             limited partnerships named therein (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on
                             October 16, 1997)
           10.12         --  Contribution Agreement between Prentiss Properties
                             Acquisition Partners, L.P., and certain New Jersey limited partnerships named therein (filed as Exhibit 10.2 to the
                             Company's Current Report on Form 8-K, filed on October 16,
                             1997)
           10.13         --  Agreement to Acquire Limited Partnership Interests between
                             OTR and Prentiss Properties Acquisition Partners, L.P.(filed as Exhibit 10.3 to the Company's Current Report on Form 8-K,
                             filed on October 16, 1997)
           10.14         --  Agreement to Assign Property Agreements and Other Assets
                             between Terramics Management Company, Terramics Property
                             Associates, Terramics Property Company and Prentiss
                             Properties Acquisition Partners, L.P. (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K, filed on
                             October 16, 1997)
           10.15         --  Stock Purchase Agreement among Southpoint Land Holdings,
                             Inc., Valleybrooke Land Holdings, Inc., certain shareholders thereof and Prentiss Properties Limited, Inc. (filed as
                             Exhibit 10.5 to the Company's Current Report on Form 8-K,
                             filed on October 16, 1997)
            10.16        --  Put and Call Option Agreement For Remaining Shares among certain sellers named therein and Prentiss Properties
                             Limited, Inc. (filed as Exhibit 10.6 to the Company's
                             Current Report on Form 8-K, filed on October 16, 1997)
            10.17        --  Purchase Agreement entered into by and between Jacob Brouwer and Jeanette Brouwer (as "Sellers") and Prentiss Properties
                             Acquisition Partners, L.P. (as "Buyer") in respect to the
                             purchase and sale of the properties referred to therein as
                             "Carlsbad Pacifica" (filed as Exhibit 10.1 to the Company's
                             Current Report on Form 8-K, filed on February 10, 1998)
            10.18        --  Purchase Agreement entered into by and between JJB Land
                             Company, LLC, (as "Seller") and Prentiss Properties
                             Acquisition Partners, L.P. (as "Buyer") in respect to the
                             purchase and sale of the properties referred to therein as
                             "The Plaza" (filed as Exhibit 10.2 to the Company's Current
                             Report on Form 8-K, filed on February 10, 1998)

            10.19        --  Contribution/Purchase Agreement entered into by and between the Sellers (therein identified) and Prentiss Properties
                             Acquisition Partners, L.P. (as "Buyer") in respect to the
                             purchase and sale of the properties referred to therein as the "Shiley Interests" and "NNC Interests" (filed as Exhibit
                             10.3 to the Company's Current Report on Form 8-K, filed on
                             February 10, 1998)
            10.20        --  Registration Rights Agreement, dated October 22, 1997, between Prentiss Properties Trust, Prentiss Properties
                             Acquisition Partners, L.P., Prentiss Properties I, Inc.,
                             Peter O. Hausmann, Henry C. Gulbrandsen, Jr., Timothy J.
                             Webber and Steven A. Stattner (filed as Exhibit 10.1 to the
                             Company's Registration Statement on Form S-3, file no. 333-
                             65735, filed on October 15, 1998)
            10.21        --  Registration Rights Agreement dated December 29, 1997, between the Company and Security Capital Preferred Growth
                             Incorporated (filed as Exhibit 10 to the Company's
                             Registration Statement on Form S-3, file no. 333-65793,
                             filed on October 16, 1998)
             27.1        --  Financial Data Schedule

(b)      Reports on Form 8-K

         The Company filed a Current Report on Form 8-K on July 1, 1998, dated June 30, 1998, with respect to the Company's share repurchase plan which was authorized by the Board of Trustees. The Company was authorized to repurchase up to 2.0 million common shares in the open market or negotiated private transactions.

         On October 9, 1998, the Company filed with the SEC a Current Report on Form 8-K. Such report, dated May 21, 1998, relates to the acquisitions of a single Class "A" suburban Office Property in Oakland, California (the "Ordway Property") and two Class "A" Office Properties in suburban Washington, D.C. (the "Willow Oaks Properties"). The Ordway Property totals 525,951 square feet and was purchased for a price of approximately $76.3 million. The Willow Oaks Properties total 387,469 square feet and were purchased for approximately $76.0 million. Such report also contains updated Risk Factors for the Company.

                                   SIGNATURE
                                   ---------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              PRENTISS PROPERTIES TRUST



Date:  November 11, 1998      By:     /s/ Thomas P. Simon
                                 -----------------------------------------------
                                 Thomas P. Simon
                                 (Vice President and Chief Accounting Officer)