Form 10-K405/A
period 1997-12-31
PRENTISS PROPERTIES TRUST/MD
filed 1998-12-24
CIK 1011699

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1

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

                                     NONE
                               (Title of class)

     Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, as of December 16, 1998, was approximately $41,097,313.

     As of December 16, 1998, the number of Common Shares of Beneficial Interest outstanding was 38,926,488, and the number of outstanding Participating Cumulative Redeemable Preferred Shares of Beneficial Interest, Series A, was 3,773,585.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates by reference to the Company's Definitive Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held on May 5, 1998.

                           PRENTISS PROPERTIES TRUST

                                     INDEX

                                                                       FORM 10-K
                                                                        REPORT
ITEM NO.                                                                 PAGE
--------                                                               ---------

Forward Looking Statements..............................................   3

                                    PART I
   1.  Business.........................................................   3
   2.  Properties.......................................................  15
   3.  Legal Proceedings................................................  16
   4.  Submission of Matters to a Vote of Security Holders..............  16

                                    PART II

   5.  Market for Registrant's Common Equity and Related Shareholder
        Matters.........................................................  17
   6.  Selected Financial and Operating Data............................  20
   7.  Management's Discussion and Analysis of Financial Condition and
        Results of Operations...........................................  23
  7A.  Quantitative and Qualitative Disclosures About Market Risk.......  30
   8.  Financial Statements and Supplementary Data......................  31
   9.  Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure............................................  31

                                   PART III

  10.  Trustees and Executive Officers of the Company...................  31
  11.  Executive Compensation...........................................  31
  12.  Security Ownership of Certain Beneficial Owners and Management...  31
  13.  Certain Relationships and Related Transactions...................  31

                                    PART IV

  14.  Exhibits, Financial Statement Schedules, and Reports on
        Form 8-K........................................................  31

     This Amendment No. 1 to Form 10-K (the "Form 10-K/A") amends and supplements the annual report on Form 10-K for the fiscal year ended December 31, 1997, filed with the Securities and Exchange Commission on March 30, 1998 (the "Form 10-K"), of Prentiss Properties Trust (the "Company"). Capitalized terms used herein have the meanings ascribed to such terms in the Form 10-K unless otherwise defined herein.

     The Form 10-K is hereby amended and supplemented by amending and restating the section entitled "Risk Factors" in Part I, Item 1, to comply with the Securities and Exchange Commission's new plain English rules and to clarify other disclosures throughout the Form 10-K.


                          FORWARD-LOOKING STATEMENTS

     This Form 10-K/A and the documents incorporated by reference herein may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). When used in this prospectus, words such as "anticipate," "believe," "estimate," "expect," "intend," "predict," "project," and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management as well as assumptions made by and information currently available to us. These forward-looking statements are subject to certain risks, uncertainties and assumptions, including risks, uncertainties and assumptions related to the following:

 .  Our reliance on major tenants;                        .  Conflicts of interest;

 .  The geographic concentration of our properties;       .  Change in our investment, financing and borrowing
                                                            policies without shareholder approval;

 .  Risks associated with our real estate acquisition,    .  Our dependence on key personnel such as Michael V.
   redevelopment,development and construction               Prentiss and Thomas F. August;
   activities;

 .  Factors that could cause poor operating               .  Our third-party property management, leasing,
   performance of our properties;                           development and construction business and related
                                                            services;

 .  Our incurrence of debt;                               .  Effect of market interest rates on price of common
                                                            shares; and

 .  Limited ability of shareholders to effect a change    .  Effect of shares available for future sale on price
   of control;                                              of common shares.

 .  Our failure to qualify as a REIT;                     .  Potential dilution of capital stock or decrease
                                                            of liquidity in connection with settlement of
                                                            forward agreements.

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected or projected. Such forward-looking statements reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions, relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. You should specifically consider the various factors identified in this Form 10-K/A and the documents incorporated by reference herein, which could cause actual results to differ.

                                    PART I

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

     As of the completion of the Company's initial public offering on October 22, 1996 (the "IPO"), the Company owned a total of 87 Properties. Since the IPO, the Company has acquired 133 Properties including, in the aggregate, 125 in 1997 and 1998. In addition, the Company has nine separate and one attached development projects in various stages of construction.

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

                                                                             NUMBER OF               NET RENTABLE     PURCHASE
1997 ACQUIRED PROPERTIES      LOCATION                    ACQUISITION DATE   BUILDINGS     TYPE     SQUARE FEET(1)     PRICE
------------------------      --------                   ------------------  ---------  ----------  --------------  ------------
                                                                                                                        ($)
4401 Fair Lakes Court         Northern Virginia            January 14, 1997      1          Office        58,621      6,100,000
Milw. Ind.-5211 S. 3rd        Milwaukee, WI               February 20, 1997      1      Industrial       360,000      9,800,000
San Tomas Road                Baltimore, MD                  March 18, 1997      1      Industrial       143,924      5,500,000
Six Flags Distribution        Dallas, TX                     March 19, 1997      2      Industrial       237,344      8,700,000
LA Industrials                Los Angeles, CA                March 25, 1997      2      Industrial       228,382      7,000,000
Natomas                       Sacramento, CA                  April 2, 1997      6          Office       566,092     74,200,000
Crescent Centre               Atlanta, GA                     April 8, 1997      1          Office       243,048     24,800,000
Corporetum Office Campus      Chicago, IL                       May 6, 1997      5          Office       323,728     50,500,000
Colonnade                     Los Angeles, CA                  May 29, 1997      6      Industrial       468,750     16,250,000
Seven Mile Crossing           Detroit, MI                      June 4, 1997      2          Office       244,816     21,800,000
Bachman West                  Dallas, TX                       June 4, 1997      1          Office        70,090      5,500,000
16801 S. Exchange             Chicago, IL                     June 19, 1997      1      Industrial       455,858     11,300,000
World Savings Center          Oakland, CA                     July 29, 1997      1          Office       271,055     37,500,000
Regents Centre                Phoenix, AZ                     July 31, 1997      2          Office       100,500      9,900,000
The Academy                   Los Angeles, CA                 July 31, 1997      3          Office       193,961     23,000,000
Calverton Office Park         Metro. Washington, DC         August 27, 1997      3          Office       307,802     28,500,000
Research Office Center        Metro. Washington, DC       September 9, 1997      2          Office       286,325     40,750,000
Gateway International         Baltimore, MD              September 15, 1997      2          Office       203,405     22,584,000
Terramics Properties          Suburban Philadelphia, PA    October 22, 1997     15          Office       904,000    134,000,000
Carlsbad Pacific Center       San Diego, CA               November 13, 1997      2          Office        89,755     16,000,000
Glendale Federal Bank Bldg.   Los Angeles, CA              December 1, 1997      2          Office       197,027     24,100,000
Oceanside                     San Diego, CA                December 9, 1997      1      Industrial       143,274      6,865,000
Highland Court                Denver, CO                  December 12, 1997      1          Office        99,460     10,500,000
Panorama Point                Denver, CO                  December 30, 1997      1          Office        79,175      8,200,000
7101 Wisconsin Avenue         Baltimore, MD               December 30, 1997      1          Office       237,265     33,750,000
Duni                          Milwaukee, WI               December 31, 1997      1      Industrial       300,120     13,700,000
                                                                                --                     ---------    -----------
Total Acquired Properties                                                       66                     6,813,777    650,799,000

                                                                             NUMBER OF               NET RENTABLE     PURCHASE
1997 ACQUIRED PROPERTIES      LOCATION                    ACQUISITION DATE   BUILDINGS     TYPE     SQUARE FEET(1)     PRICE
------------------------      --------                   ------------------  ---------  ----------  --------------  ------------
                                                                                                                        ($)
Creamery Way                  Philadelphia, PA              January 9, 1998      3        Office         141,139     13,810,000
Silicon Valley                San Jose, CA                 January 13, 1998      6      Industrial       382,234     26,575,000
Carrara Place                 Denver, CO                   January 30, 1998      1        Office         234,222     31,000,000
Newport National              Suburban San Diego, CA       February 5, 1998     49       Off./Ind.     1,012,000     89,500,000
                                                                                --                     ---------    -----------
                                                                                59                     1,769,595    160,885,000

(1) The area measurement of a building upon which rent is calculated.

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

FINANCING STRATEGY

     The Company intends to maintain a debt policy (the "Debt Limitation") limiting the Company's total combined indebtedness plus its pro rata share of indebtedness of unconsolidated subsidiaries ("Joint Venture Debt") to 50% of the Company's total equity market capitalization plus its combined indebtedness and pro rata share of Joint Venture Debt ("Total Market Capitalization"). However, the Company's organizational documents do not limit the amount of indebtedness that the Company may incur. Although the Company's Board of Trustees has no present intention to do so, the Debt Limitation may be amended or revised at any time and from time to time at the discretion of the Board of Trustees without a vote of the shareholders of the Company. A change in this or similar policies could adversely affect the Company's financial condition, results of operations or the market price of the Common Shares. As of December 31, 1997, the Company had outstanding indebtedness of approximately $420.0 million or 27.40% of total market capitalization (excluding its pro rata share of Joint Venture Debt) and has outstanding total indebtedness, including its pro rata share of Joint Venture Debt, of approximately $490.0 million or 30.57% of Total Market Capitalization.


RISK FACTORS

     An investment in us involves various risks. The following describes factors that may affect our actual operating results and could cause results to differ materially from those in any forward-looking statements. There may be other factors, and new risk factors may emerge in the future. You should carefully consider the following information.


OUR RELIANCE ON A MAJOR TENANT COULD HAVE A POTENTIAL ADVERSE EFFECT ON OPERATING PERFORMANCE

     For the year ended December 31, 1997, rent from our largest tenant, International Business Machines Corporation ("IBM"), accounted for 5.3% of our total revenues. We have leases with IBM in two properties. We have extended both leases so that 46% of the rentable area for one of the properties will expire in the year 2009. 70% of the rentable area for the other property will expire in the year 2011 and the remainder will expire in 2006. The bankruptcy or insolvency of, or a downturn in the business of, any major tenant such as IBM could result in a failure or delay in the tenant's rent payments. Such a failure would adversely affect our business.

THE GEOGRAPHIC CONCENTRATION OF OUR PROPERTIES COULD HAVE A MATERIAL ADVERSE EFFECT ON OPERATING PERFORMANCE

     Properties located in the Dallas, Austin, suburban Chicago and Northern Virginia areas provided approximately 19%, 6%, 10% and 14% of total revenues in 1997, respectively. Like other real estate markets, these commercial real estate markets have experienced economic downturns in the past, and future declines in any of these economies or real estate markets could adversely affect our cash available for distribution. Our financial performance and ability to make distributions to our shareholders are, therefore, particularly sensitive to the economic conditions in these markets. The local economic climate, which may be adversely impacted by business layoffs or downsizing, industry slowdowns, changing demographics and other factors, and local real estate conditions, such as oversupply of or reduced demand for office, industrial and other competing commercial properties, may affect our revenues and the value of our properties.

RISKS ASSOCIATED WITH ACQUISITION, REDEVELOPMENT, DEVELOPMENT AND CONSTRUCTION ACTIVITIES

     RISKS ASSOCIATED WITH OUR ACQUISITION OF NEW PROPERTIES AND LACK OF OPERATING HISTORY

     We intend to acquire office and industrial properties. These acquisitions could fail to perform in accordance with our expectations. If we fail to accurately estimate the occupancy levels, operating costs or costs of improvements to bring an acquired property up to the standards established for its intended market position, the operating performance of the property may be below our expectations. Acquired properties may have characteristics or deficiencies affecting their valuation or revenue potential that we have not yet discovered. We cannot assure you that the operating performance of acquired properties will increase or be maintained under our management.

     During 1997, we acquired a total of 66 properties containing 6.8 million square feet. Our ability to manage our growth effectively will require us to integrate successfully our new acquisitions into our existing management structure. Many of our properties have relatively short or no operating history under our management. We have had limited control over the operation of these buildings.


     RISKS ASSOCIATED WITH OUR REDEVELOPMENT, DEVELOPMENT AND CONSTRUCTION ACTIVITIES

     We redevelop, develop and construct office and industrial buildings. The risks associated with these activities include:

     . abandonment of redevelopment or development opportunities resulting in a loss of invested capital;
     . construction costs of a property exceeding original estimates potentially resulting in yields on invested capital lower than expected;
     . occupancy rates and rents at a newly renovated or completed property may not be sufficient to make the property profitable;
     . financing may not be available on favorable terms for redevelopment or development of a property possibly increasing the projected cost of the project;
     . permanent financing may not be available on favorable terms to replace short-term construction loans and construction and lease-up may not be completed on schedule, resulting in increased interest expense and construction costs;
     . all necessary zoning, land-use, building, occupancy and other required governmental permits and authorizations may not be obtained or may not be obtained on a timely basis resulting in possible delays, decreased profitability and increased management time and attention; and
     . increased management time required for such activities may divert their attention from other aspects of our business.

FACTORS THAT COULD CAUSE POOR OPERATING PERFORMANCE OF OUR PROPERTIES

     RISKS AFFECTING OUR REVENUES FROM AND VALUE OF OUR PROPERTIES

     The yields available from equity investments in real estate depend in large part on the amount of income generated and expenses incurred. If our properties do not generate revenues sufficient to meet operating expenses, including debt service, tenant improvements, leasing commissions and other capital expenditures, we may have to borrow additional amounts to cover fixed costs, and our cash flow and ability to make distributions to our shareholders will be adversely affected.

     Factors which may affect our revenues and the value of our properties include:

     . the national, state and local economic climate and real estate conditions, such as oversupply of or reduced demand for space and changes in market rental rates;
     . the perceptions of prospective tenants of the safety, convenience and attractiveness of the properties;
     . the ability of the owner to provide adequate management, maintenance and insurance;
     .  the ability to collect on a timely basis all rent from tenants;
     . the expense of periodically renovating, repairing and reletting spaces; . increasing operating costs, including real estate taxes and utilities, which may or may not be passed through to tenants; and . our compliance with the laws, changes in the tax laws, fluctuations in interest rates and the availability of financing.

     Certain significant expenditures associated with our properties, such as mortgage payments, real estate taxes, insurance and maintenance costs, are generally not reduced when circumstances cause a reduction in rental revenues from our properties.

     TENANT DEFAULTS AND BANKRUPTCY COULD ADVERSELY AFFECT OUR PERFORMANCE

     A significant portion of our income is derived from rental income on our properties. As a result, our distributable cash flow and ability to make expected distributions to our shareholders would be adversely affected if a significant number of our tenants fail to pay their rent due to bankruptcy, weakened financial condition or otherwise. At any time, a tenant may seek the protection of the bankruptcy laws, which could result in delays in rental payments or in the rejection and termination of such tenant's lease. These events would cause a reduction in our cash flow and the amounts available for distributions to our shareholders. We cannot assure you that tenants will not file for bankruptcy protection in the future or, if any tenants file, that they will affirm their leases and continue to make rental payments in a timely manner. In addition, a tenant from time to time may experience a downturn in its business. Such a downturn may weaken its financial condition, and it may stop paying rent when due.

     OPERATING RISKS

     Our properties are subject to increases in operating expenses such as cleaning; electricity; heating, ventilation and air conditioning; elevator repair and maintenance; insurance and administrative costs; and other general costs associated with security, landscaping, repairs and maintenance. While our tenants generally are obligated to pay a portion of these escalating costs, there can be no assurance that our tenants will agree to pay such costs upon renewal or that new tenants will agree to pay such costs. If operating expenses increase, the local rental market may limit the extent to which rents may be increased to meet increased expenses without decreasing occupancy rates. Although we implement incentive measures including evaluation and bonus plans based in-part on cost-savings at each of our properties, our ability to make distributions to our shareholders could be adversely affected if operating expenses increase without a corresponding increase in revenues.

     NON-RENEWAL OF LEASES AND NON-RELETTING OF SPACE COULD ADVERSELY AFFECT OUR PERFORMANCE

     We are subject to several risks upon expiration of leases for space located at our properties. The leases may not be renewed, the space may not be relet or the terms of renewal or reletting, including the costs of required renovations, may be less favorable than current lease terms. Leases on a total of approximately 16% of the total net rentable square feet in our properties will expire in the 12 months ending December 31, 1998. If we are unable to relet promptly or renew the leases for a particular property or properties, if the rental rates upon such renewal or reletting are significantly lower than expected rates or if our budgets for these purposes prove to be inadequate, then our cash flow and ability to make expected distributions to our shareholders may be adversely affected.

     COMPETITION COULD HAVE AN ADVERSE EFFECT ON OPERATING PERFORMANCE

     Numerous office and industrial properties compete with our properties in attracting tenants to lease space. In each market we compete on a number of factors including rental rates, tenant concession allowances, quality and location of buildings, quality of property management, and other economic and non-economic factors. Our major competitors in each market include the following companies:

MARKETS             COMPETITORS
-------             -----------

Dallas, Houston,    Carr America, Equity Office Properties, Mack-Cali, Crescent
Denver, Austin      Real Estate Equities, ProLogis, Trammell Crow Company,
                    Lincoln Property Co.

Washington, D.C.,   Carr America, Equity Office Properties, Brandywine Realty,
Baltimore,          Boston Properties
Northern Virginia

Chicago, Detroit,   Carr America, Equity Office Properties, Centerpoint,
Kansas City,        ProLogis, Duke Realty, First Industrial, Liberty Property
Milwaukee           Trust

Philadelphia        Liberty Property Trust, Mack-Cali Realty, Brandywine Realty

Atlanta Cousins Properties, Equity Office Properties, Carr America, Weeks Corporation

San Diego, Los      Carr America, Speiker Properties, Kilroy Realty, Cornerstone
Angeles, Oakland,   Properties, Arden Realty, Shorenstein Co., Equity Office
Sacremento,         Properties, ProLogis, Boston Properties
Phoenix

     This competition could have an adverse effect on our operating performance because some of these competing properties may be newer, better located or better capitalized than our properties.

     POSSIBLE ENVIRONMENTAL LIABILITIES

     Under various federal, state, and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in the property. These laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of the hazardous or toxic substances. In addition, the presence of hazardous or toxic substances, or the failure to remediate a property properly, may adversely affect the owner's ability to borrow using the real property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of hazardous substances at the disposal or treatment facility, whether or not such facility is or ever was owned or operated by them. Environmental laws and common law principles impose liability for release of and exposure to hazardous substances, including asbestos-containing materials, into the air, and third parties may seek recovery from owners or operators of real property for personal injury or property damage associated with exposure to released hazardous substances, including asbestos-containing materials.

     As the owner of the properties, we may be liable for these types of costs. We obtained Phase I environmental site assessments on all of our properties and will obtain them on all of the properties we acquire in the future, prior to their acquisition. The purpose of Phase I environmental site assessments is to identify potential sources of contamination for which we may be responsible and to assess the status of environmental regulatory compliance. For a number of our properties, the Phase I environmental site assessments referenced prior Phase II environmental site assessments obtained on such properties. Phase II environmental site assessments generally involve more invasive procedures than Phase I environmental site assessments, such as soil sampling and testing or the installation and monitoring of groundwater wells.

     Certain land in the vicinity of and underlying our Los Angeles industrial properties was formerly the site of a synthetic rubber manufacturing plant owned by the United States Government and subsequently owned or operated by numerous companies, including Shell Oil Company and Dow Chemical Company. During the operation of the plant, wastes were disposed of in pits and ponds located south of the properties. On September 25, 1997, we were notified that an undefined area, which may or may not include our Los Angeles industrial properties, associated with the operation of the plant would be listed on the National Priorities List. The National Priorities List is a federal list of abandoned hazardous waste sites that must be cleaned up by either the government or the potentially responsible parties. At this time, the EPA has not indicated the precise boundaries of the National Priorities List site. We and the surrounding landowners are challenging the listing. All past and present owners of the land underlying our Los Angeles industrial properties, including the United States Government, Dow, Shell and the former owner, LAPCO Industrial Parks, from whom we purchased the Los Angeles industrial properties, are potentially responsible parties for the investigation and remediation of the Plant Site. Shell has agreed to:

     . indemnify and hold harmless any successor of LAPCO, including us and any subsequent purchasers, tenants and lenders, from any liability relating to clean up or remediation costs for the plant site or for any contamination resulting from the plant site, and
     . indemnify and hold harmless LAPCO and any successor of LAPCO, including us, from any liability arising out of any third party tort claims for personal injury or property damage.

     Except as noted above, the environmental site assessments have not revealed any environmental condition, liability or compliance concern that we believe could have a material adverse affect on our business, assets or results of operations. It is possible that the environmental site assessments relating to any one of our properties do not reveal all environmental conditions, liabilities or compliance concerns. In addition, there could be material environmental conditions, liabilities or compliance concerns that arose at a property after the related environmental site assessments report was completed.

     AMERICANS WITH DISABILITIES ACT COMPLIANCE COULD ADVERSELY AFFECT CASH FLOW AND DISTRIBUTIONS

     The Americans with Disabilities Act of 1990 (the "ADA") requires all public accommodations and commercial facilities to meet federal requirements related to access and use by disabled persons. Compliance with the ADA requirements could require removal of access barriers, and non-compliance could result in imposition of fines by the U.S. government or an award of damages to private litigants. Although we believe that our properties are substantially in compliance with these requirements, a determination that we are not in compliance with the ADA could result in the imposition of fines or an award of damages to private litigants. If we were required to make unanticipated expenditures to comply with the ADA, our cash flow and the amounts available for distributions to our shareholders may be adversely affected.

     UNINSURED LOSSES COULD ADVERSELY AFFECT CASH FLOW AND DISTRIBUTIONS

     We carry comprehensive liability, fire, flood, where appropriate, extended coverage and rental loss insurance with respect to our properties, with policy specifications and insured limits customarily carried for similar properties. There are, however, certain types of losses, such as from earthquakes at properties located in California or from wars, that may be either uninsurable or the cost of obtaining insurance would be so high that it would be more prudent to accept the risk of loss. Should an uninsured loss or a loss in excess of insured limits occur, we could lose both capital invested in a property as well as the anticipated future revenue from the property but would continue to be obligated on any mortgagee indebtedness or other obligations related to the property. Any such loss would adversely affect our business, financial condition and results of operations.

     PROPERTY OWNERSHIP THROUGH PARTNERSHIPS AND JOINT VENTURES INVOLVES ADDITIONAL RISKS

     Through an affiliate of Prentiss Properties Acquisition Partners, L.P., the operating partnership, we own a non-controlling 50% interest in Broadmoor Austin Joint Venture, which leases the Broadmoor Austin Office Properties in Austin, Texas. Through this interest, we act as managing venture partner and have the authority to conduct the business and affairs of Broadmoor Austin Joint Venture, subject to the approval and veto rights of the other venture partner. IBM, the tenant leasing 100% of the space at that property, owns the remaining 50% interest in Broadmoor Austin Joint Venture through an affiliated entity.

     We may also participate with other entities in property ownership through joint ventures or partnerships. Partnership or joint venture investments may involve risks such as the following:

     . our partners or co-venturers might become bankrupt, . our partners or co-venturers might at any time have economic or other business interests or goals that are inconsistent with our business interests or goals, and
     . our partners or co-venturers may be in a position to take action contrary to our instructions or make requests contrary to our policies or objectives, including our policy with respect to maintaining our qualification as a real estate investment trust.

     We will, however, seek to maintain sufficient control of such partnerships or joint ventures to achieve our business objectives. Our organizational documents do not limit the amount of available funds that we may invest in partnerships or joint ventures.

     In addition, we may acquire in the future either a limited partnership interest in a property partnership without partnership management responsibility or a co-venturer interest or co-general partnership interest in a property partnership with shared responsibility for managing the affairs of a property partnership or joint venture. In such cases, we will not be in a position to exercise sole decision-making authority regarding the property partnership or joint venture.

     ILLIQUIDITY OF OUR PROPERTIES

     Our investments in properties are relatively illiquid. This illiquidity will tend to limit our ability to vary our portfolio promptly in response to changes in economic or other conditions.

OUR INCURRENCE OF DEBT COULD HAVE A MATERIAL ADVERSE EFFECT ON OPERATING PERFORMANCE

     If principal payments due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as the issuance of new equity capital, we expect that our cash flow will not be sufficient in all years to pay distributions at expected levels and to repay all maturing debt. Furthermore, if prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, the interest expense relating to such refinanced indebtedness would increase. This increase would adversely affect our cash flow and the amounts available for distributions to our shareholders. If a property is mortgaged to collateralize payment of indebtedness and we are unable to meet mortgage payments, the property could be foreclosed upon by or otherwise transferred to the mortgagee with a consequent loss of income and asset value. We have $120 million in borrowings maturing in 1998, which we intend to extend or refinance.

     OUR USE OF VARIABLE RATE DEBT AND DERIVATIVE FINANCIAL INSTRUMENTS INVOLVES ADDITIONAL RISKS

     We have incurred and may incur in the future indebtedness that bears interest at variable rates. Variable rate debt creates higher debt service requirements if market interest rates increase, which would adversely affect our cash flow and the amounts available for distributions to our shareholders. We enter into financial futures contracts and option contracts in the ordinary course of our business to hedge or modify our exposures to interest rate fluctuations related to our costs of financing. While our use of these derivatives is intended to allow us to better manage certain risks, it is possible that, over time, mis-matches may arise with respect to the derivatives and the cash market instruments they are intended to hedge. Discrepancies can also arise between the derivative and cash markets. Derivatives also have risks that are similar in type to the risks of the cash market instrument on which their values are based. For example, in times of market stress, sharp price movements or reductions in liquidity in the cash markets may be related to comparable or even greater price movements and reductions in liquidity in the derivative markets. Further, the risks associated with derivatives are potentially greater than those associated with the related cash market instruments because of the additional complexity and potential for leverage. In addition, derivatives may create credit risks, as well as legal, operational and other risks beyond those associated with the underlying cash market instruments on which their values are based. Credit risk involves the risk that a counterparty on a derivative transaction will not fulfill its contractual obligations. There can be no assurance, however, that hedging strategy or techniques will be effective, that our profitability will not be adversely affected during any period of changes in interest rates or that the costs of hedging will not exceed the benefits.

     On September 19, 1997, we entered into two interest rate swap agreements with NationsBank and Societe Generale covering $60 million and $50 million, respectively, of our outstanding indebtedness. Our cost of seven year funds, before adding the spread, is fixed by these swap agreements at an average of 6.25%.

     CONSTRUCTION LOANS AND RISKS ASSOCIATED WITH SALE OR FORECLOSURE.

     If new developments are financed through construction loans or if acquisitions are financed with short-term bridge loans in anticipation of later, permanent financing, there is a risk that upon completion of construction or the maturity of the bridge loans, permanent financing may not be available or may be available only on disadvantageous terms. As of December 31, 1997, we have $44.5 million in construction loan commitments of which we have drawn $10.1 million. In the event that we are unable to obtain permanent financing for a property on favorable terms, we could be forced to sell such property at a loss or the property could be foreclosed upon by the lender and result in loss of income and asset value.

OUR SHAREHOLDERS' ABILITY TO EFFECT A CHANGE OF CONTROL MAY BE LIMITED

     WE HAVE A SHAREHOLDER RIGHTS PLAN

     In February 1998, we adopted a Shareholder Rights Plan (the "Rights Plan") and declared a dividend of one right ("Right") for each common share of beneficial interest. The Rights may have the effect of delaying, inhibiting or preventing a transaction or a change in control of us that might involve a premium price for the common shares or otherwise be in the best interest of our shareholders. The Rights can cause substantial dilution to a person or group that acquires 10% or more of our outstanding common shares without the Rights having been redeemed by the Board of Trustees. However, because the Rights are redeemable by the Board of Trustees, the Rights should not interfere with any merger or other business combination approved by the Board of Trustees.

     WE HAVE AN OWNERSHIP LIMITATION

     In order to maintain our qualification as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), no more than 50% in value of our outstanding shares of beneficial interest may be owned, directly or indirectly, by five or fewer individuals during the last half of our taxable year, other than our 1996 taxable year. To ensure that we will not fail to qualify as a REIT, our Declaration of Trust authorizes the Board of Trustees to take such actions as are necessary and desirable to preserve our qualification as a REIT. In particular, it provides that no person may own, directly or indirectly, more than 8.5% of the number of outstanding common shares, other than Michael V. Prentiss, who currently may own up to 15% of the number of outstanding common shares, or more than 9.8% of the number of outstanding preferred shares of beneficial interest of any series (the "Ownership Limitation").

     The Board of Trustees, upon receipt of a ruling from the Internal Revenue Service (the "IRS"), an opinion of counsel or other evidence satisfactory to the Board of Trustees, may exempt a proposed transferee from the Ownership Limitation. For example, the Board of Trustees has exempted Security Capital Preferred Growth Incorporated from the Ownership Limitation on the condition that Security Capital not own more than 11% of the number of outstanding common shares. The Board of Trustees may not grant an exemption from the Ownership Limitation to any proposed transferee if such exemption would result in the termination of our status as a REIT.

     The Ownership Limitation may have the effect of delaying, inhibiting or preventing a transaction or a change in control that might involve a premium price for the common shares or otherwise be in the best interests of our shareholders.

     WE HAVE A STAGGERED BOARD

     The Board of Trustees is divided into three classes, with only a portion of the Board of Trustees standing for election at each annual meeting. The staggered terms of trustees may reduce the possibility of a tender offer or an attempt to change control of us, even though a tender offer or change in control might be in the best interest of our shareholders.

     THE BOARD OF TRUSTEES CAN ISSUE ADDITIONAL SHARES.

     The Declaration of Trust authorizes the Board of Trustees to:

     . amend the Declaration of Trust, without shareholder approval, to increase or decrease the aggregate number of shares of beneficial interest or the number of shares of beneficial interest of any class that we have the authority to issue;
     . issue additional authorized but unissued preferred or common shares; and . classify or reclassify any unissued common shares or preferred shares and to set the preferences, rights and other terms of such classified or unclassified shares.

     These provisions may have the effect of delaying, deferring or preventing a transaction or a change in control that might involve a premium price for the common shares or otherwise be in the best interest of our shareholders.

IF WE EVER FAIL TO QUALIFY AS A REIT, IT WOULD HAVE AN ADVERSE IMPACT ON OUR PERFORMANCE

     We have operated and intend to continue to operate as a REIT for federal income tax purposes. We have not requested, and do not expect to request, a ruling from the IRS that we qualify as a REIT. Our REIT status will depend on our continuing ability to meet various requirements concerning, among other things, the ownership of our outstanding stock, the nature of our assets, the sources of our income, and the amount of our distributions to our shareholders. Because we have a limited history of operating as a REIT, we cannot assure you that we will be able to maintain our status as a REIT.

     If we fail to qualify as a REIT for any taxable year, we would not be allowed a deduction for distributions to our shareholders in computing our taxable income and would be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. Unless entitled to relief under the Code, we also would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. As a result, cash available for distribution would be reduced for each of the years involved. Although we intend to continue to operate as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause the Board of Trustees, with the consent of our shareholders holding at least two-thirds of all the outstanding common shares, to revoke the REIT election.

     WE HAVE MINIMUM DISTRIBUTION REQUIREMENTS THAT COULD REQUIRE US TO INCUR ADDITIONAL DEBT

     In order to avoid corporate income taxation of the earnings that we distribute, we are required each year to distribute to our shareholders at least 95% of our net taxable income, excluding any net capital gain. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us with respect to any calendar year are less than the sum of the following:

     . 85% of our ordinary income for that year, . 95% of our capital gain net income for that year, and . 100% of our undistributed taxable income from prior years.

     Beginning with the 1998 taxable year, we may elect to retain and pay income tax on net capital gains. These retained amounts will be treated as having been distributed for purposes of the 4% excise tax.

     We have made and intend to continue to make distributions to our shareholders to comply with the 95% distribution requirement and to avoid the nondeductible excise tax. Our income consists primarily of our share of the income of the operating partnership, and the cash available for distribution to our shareholders consists of our share of cash distributions from the operating partnership. Differences in timing between (1) the actual receipt of income and actual payment of deductible expenses and (2) the related inclusion of income and deduction of expenses in arriving at taxable income could require us, through the operating partnership, to borrow funds on a short-term basis to meet the 95% distribution requirement and to avoid the nondeductible excise tax. The requirement to distribute a substantial portion of our net taxable income could cause us to distribute amounts that otherwise would be spent on future acquisitions, unanticipated capital expenditures or repayment of debt, which would require us to borrow funds or to sell assets to fund the costs of such items.

     IF THE OPERATING PARTNERSHIP FAILS TO BE CLASSIFIED AS A PARTNERSHIP FOR FEDERAL INCOME TAX PURPOSES, WE COULD LOSE OUR REIT STATUS

     We have not requested, and do not expect to request, a ruling from the IRS that the operating partnership and each of its non-corporate subsidiaries have been and will continue to be classified as partnerships for federal income tax purposes. If the IRS were to challenge successfully the tax status of the operating partnership or a non-corporate subsidiary as a partnership for federal income tax purposes, the operating partnership or such non-corporate subsidiary would be taxable as a corporation. In such event, we would likely cease to qualify as a REIT. Furthermore, the imposition of a corporate income tax on the operating partnership would reduce substantially the amount of cash available for distribution from the operating partnership.

     CHANGES IN TAX LAWS COULD AFFECT OUR REIT STATUS

     At any time, future legislation or administrative or judicial decisions or actions could affect our tax treatment or qualification as a REIT. For example, on February 2, 1998, President Clinton released his budget proposal for fiscal year 1999. Several provisions of his proposal potentially could have affected us if enacted in final form as then proposed. Specifically, one proposal would prohibit a REIT from owning, directly or indirectly, more than 10% of the voting power or value of all classes of a C corporation's stock, other than the stock of a qualified REIT subsidiary, after the effective date of such proposal.
We can give no assurance regarding whether this proposal will be enacted or whether any future tax legislation or administrative or judicial decisions will adversely affect our tax treatment or qualification as a REIT.

CONFLICTS OF INTERESTS IN OUR BUSINESS COULD RESULT IN DECISIONS NOT IN YOUR BEST INTEREST

     PRENTISS PRINCIPALS COULD HAVE DIFFERING OBJECTIVES FROM OTHER SHAREHOLDERS UPON THE SALE, REFINANCING OR PREPAYMENT OF INDEBTEDNESS OF PROPERTIES

     Messrs. Prentiss, August and DuBois (the "Prentiss Principals"), our senior executive officers, and their affiliates may have unrealized taxable gain associated with their units of limited partnership interest in the operating partnership ("Units"). The Prentiss Principals may suffer different and more adverse tax consequences than our other shareholders upon the sale or refinancing of properties that were contributed to the operating partnership by the Prentiss Principals. Therefore, the Prentiss Principals and our other shareholders may have different objectives regarding the appropriate pricing and timing of any sale or refinancing of properties. While we, through Prentiss Properties I, Inc., the general partner of the operating partnership, have the exclusive authority as to whether and on what terms to sell or refinance an individual property, the Prentiss Principals may influence us not to sell, or refinance or prepay the indebtedness associated with properties even though such a transaction might otherwise be to our financial advantage, or may influence us to refinance properties with a high level of debt. As of December 31, 1997, we owned 13 properties with an aggregate purchase price of approximately $130.7 million which were subject to restrictions on transfer lasting from two to six years unless the transfer is structured as a tax-deferred like kind exchange under Section 1031 of the Code.

     OUR POLICIES WITH RESPECT TO CONFLICTS OF INTERESTS MAY NOT ELIMINATE THE INFLUENCE OF CONFLICTS

     We have adopted policies intended to minimize conflicts of interest. For example, our Bylaws require that all transactions in which executive officers or trustees have a conflicting interest with us must be approved by a majority of our trustees that are not affiliated with any of our affiliates or by the holders of a majority of the common shares held by disinterested shareholders. There can be no assurance that our policies will be successful in eliminating the influence of conflicts. Decisions could be made that might fail to reflect fully the interests of all our shareholders. The Declaration of Trust includes a provision permitting each individual trustee to engage in the type of business activities conducted by us without first presenting any investment opportunities to us, even though such investment opportunities may be within the scope of our investment policies.

OUR BOARD OF TRUSTEES MAY CHANGE POLICIES AND INCUR DEBT WITHOUT SHAREHOLDER APPROVAL

     The Board of Trustees determines our investment, financing, borrowing and distribution policies, and our policies with respect to all other activities, including growth, capitalization and operations. The Board of Trustees has adopted a policy limiting our total combined indebtedness plus our pro rata share of joint venture debt to 50% or less of our total market capitalization (the "Debt Limitation"), but our organizational documents do not contain any limitation on the amount of indebtedness we may incur. Although the Board of Trustees has no present intention to do so, these policies may be amended or revised at any time and from time to time at the discretion of the Board of Trustees without a vote of our shareholders. A change in these policies could adversely affect our financial condition, results of operations or the market price of the common shares.

WE ARE DEPENDENT ON THE SERVICES OF MICHAEL V. PRENTISS AND THOMAS F. AUGUST

     We are dependent on the efforts of our executive officers, particularly Messrs. Prentiss and August. The loss of their services could have an adverse effect on our operations. Each of Messrs. Prentiss and August have entered into an employment agreement. Messrs. Prentiss and August have agreed in their employment agreements that for a period of two (2) years after they are no longer employed by the Company they will not enter into employment with any company which is in a business that is competitive to the business of the Company. If this provision, or if similar provisions in other employment agreements with other employees of the Company, are determined to not be binding on Messrs. Prentiss or August, or any other employee, those persons would be able to enter into employment with companies which compete with the Company immediately after those persons ceased to be employed by the Company. Certain assets of affiliates of the predecessor entities were not contributed to us in the transactions in which we were formed, and our executive officers, including Messrs. Prentiss and August, may devote some of their management time to those excluded assets.

OUR THIRD-PARTY PROPERTY MANAGEMENT, LEASING, DEVELOPMENT AND CONSTRUCTION BUSINESS AND RELATED SERVICES INVOLVE RISKS OF EARLY TERMINATION AND A LACK OF CONTROL

     Through the operating partnership and Prentiss Properties Limited, Inc. (the "Manager"), we engage in the business of management, leasing, development and construction of properties owned by third parties. Risks associated with these activities include the following:

     . Related contracts, which are typically cancelable upon 30-days notice or upon specific events, including sale of the property, may be terminated by the property owner or may be lost in connection with a sale of such property;
     . Contracts may not be renewed upon expiration or may not be renewed on terms consistent with current terms; and
     . Rental revenues upon which management, leasing and development fees are based may decline as a result of general real estate market conditions or specific market factors affecting properties that we manage, lease or develop, resulting in decreased management or leasing fee income.

     The capital stock of the Manager is divided into two classes: voting common stock, all of which is owned by Mr. Prentiss; and nonvoting common stock, all of which we hold through the operating partnership. The voting common stock represents 5% of the ownership interests in the Manager and the nonvoting common stock represents 95% of the ownership interests in the Manager. Mr. Prentiss, as the holder of all of the Manager's voting common stock, has the ability to elect the directors of the Manager. We are not able to elect directors and, therefore, are not able to influence the day-to-day management decisions of the Manager. As a result, the board of directors and management of the Manager may implement business policies or decisions that we would not have implemented and that are adverse to our interests and which could adversely impact our net operating income and cash flow.

WE HAVE SHARES AVAILABLE FOR FUTURE SALE THAT COULD ADVERSELY AFFECT THE PRICE OF OUR COMMON SHARES

     Under the Declaration of Trust, we have the authority to do the following:

     . Amend the Declaration of Trust, without shareholder approval, to increase or decrease the aggregate number of shares of beneficial interest or the number of shares of beneficial interest of any class, including common shares, that we have the authority to issue and
     . Issue additional authorized but unissued common shares or preferred shares.

     As of December 31, 1997, we had authorized 100,000,000 common shares, of which 66,808,517 common shares were unissued. In addition, we have granted options to purchase 2,288,437 common shares to executives officers, employees and trustees, of which options to purchase 2,194,415 common shares remain outstanding. Sales or issuances of a substantial number of common shares, or the perception that such sales could occur could adversely affect prevailing market prices of the common shares and dilute the percentage ownership held by our shareholders.

     Limited partners of the operating partnership have the right to receive either cash or one common share, subject to adjustments, in exchange for each limited partnership unit they now hold if and to the extent they tender such units for redemption and we or the general partner elect to redeem such units for common shares. We are party to registration rights agreements under which we are required to register the issuance of common shares which we may issue upon the redemption by the holders of units of limited partnership interest in the operating partnership. We can make no prediction concerning the effect that such issuance or future sales of any such common shares will have on market prices.

     In December 1997 and March 1998, we issued an aggregate of 3,773,585 Series A Cumulative Convertible Preferred Shares (the "Series A Preferred Shares") to Security Capital Preferred Growth Incorporated in a private placement. The Series A Preferred Shares are convertible into our common shares beginning on January 1, 1999. Security Capital may sell such common shares pursuant to a registration statement that we will file. We can make no prediction concerning the effect that such issuance or future sales of any such common shares will have on market prices.

POTENTIAL DILUTION OF CAPITAL STOCK OR DECREASE OF LIQUIDITY IN CONNECTION WITH SETTLEMENT OF THE UBS FORWARD AGREEMENT

     The operating partnership and we have entered into a Purchase Agreement, dated February 2, 1998, with UBS Limited and Union Bank of Switzerland, London Branch, acting through its agent UBS Securities LLC (all as succeeded by UBS AG, London Branch, acting through its agent Warburg Dillon Read LLC, "UBS-LB") involving the sale of 1,100,000 common shares (the "UBS Purchase Agreement"). The operating partnership and us have also entered into a related forward stock contract, dated February 2, 1998, with UBS-LB (the "UBS Forward Agreement"), which provides for certain purchase price adjustments. The maturity date of the UBS Forward Agreement is February 2, 1999, subject to acceleration as described more fully below.

     The UBS Forward Agreement generally provides that if the market price of a common share on the maturity date is less than a certain amount, which we refer to as the "Forward Price," we must pay UBS-LB the difference multiplied by 1,100,000. Similarly, if the market price of a common share is above the Forward Price, UBS-LB must pay us the difference in common shares. If we choose not to, or if we cannot, settle in freely tradable common shares, we must repurchase the 1,100,000 shares at the Forward Price in cash. Over the life of the UBS Forward Agreement, the Forward Price will be adjusted by LIBOR plus 135 basis points, minus any dividends received on the common shares.

     To secure our obligations under the UBS Forward Agreement, the UBS Forward Agreement provides for quarterly payments of collateral equal to 1,100,000 times 105% of the amount by which the market price of a common share is below the Forward Price. The collateral may be in the form of cash, letters of credit or freely tradable common shares.

     Although the maturity date of the UBS Forward Agreement is February 2, 1999; if the closing price of the common shares falls below $16.40 for a period of three consecutive trading days, or if the market value of our common shares, excluding operating partnership units, declines to or below $600 million, UBS-LB has the right to force a complete settlement under the UBS Forward Agreement, if the closing price of the common shares falls below $18.50 for a period of three consecutive trading days, UBS-LB has the right to force a settlement with respect to 67% of the transaction. UBS-LB also has the right to force a complete settlement under the UBS Forward Agreement if we:

     . are in default with respect to certain financial covenants under the UBS Forward Agreement,
     . are in default under our credit facility with a syndicate of lenders or any other unsecured lending agreement, or
     .  fail to post sufficient cash collateral.

     Settlement in cash would involve the repurchase of 1,100,000 shares at a price per share equal to the Forward Price. If we settled the UBS Forward Agreement in cash, we would expect to use borrowings under our existing $300 million corporate revolver or various secured borrowings which we are currently negotiating.

     Quarterly payments of collateral and the ultimate settlement of the UBS Forward Agreement could adversely affect our liquidity or dilute our common shares. If the market price, is lower than the Forward Price, settlement in common shares would dilute our capital stock.

RISKS ASSOCIATED WITH YEAR 2000 NON-COMPLIANCE

       The Year 2000 ("Y2K") compliance problem is the result of computer programs designed to use two digit rather than four digit years. Thus, the year 1998 is represented as 98 and the year 2000 would be represented as 00. This could be interpreted as either 1900 or 2000. To systems that have Y2K related issues, the time may seem to have reverted back 100 years. Systems, equipment and software with exposure to Y2K related problems exist not only in computerized information systems but also in building operating systems such as elevators, alarm systems, energy management systems, phone systems, and numerous other systems and equipment. Failure to adequately identify and correct Y2K related problems could result in a systems failure or malfunction with potential adverse effects including personal injury, property damage, and disruption of operations. Any or all of these failures could materially and adversely affect our business, financial condition, or results of operations.

       Due to the exposure and potential liabilities inherent in both the computerized information systems and non-information systems with imbedded technology that we use internally, in September 1997, we created a Y2K committee headed by the Vice President of Information Systems and co-chaired by the Vice President of National Property Operations.

     The total costs associated with required modifications to become Y2K compliant are not expected to be material to our financial position. We currently estimate the total Y2K readiness costs will be between [$500,000 and $600,000]. These costs are net of our personnel costs that are considered to be part of normal operating costs. Our readiness program is an ongoing process and the estimates of costs and completion dates for the various categories described above are subject to material change.

     Failure to correct a material Y2K problem could result in an interruption in, or a failure of, certain normal business activities or operations that could materially and adversely affect our results of operations, liquidity, and financial position. Much of the uncertainty lies with the ability of critical suppliers, service providers, contractors, and clients to fully remedy their Y2K problems. Our Y2K plan should significantly reduce our level of uncertainty regarding the Y2K problem.

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

     We are making substantial effort to eliminate the exposure to any Y2K issues; however, no one can accurately predict how many Y2K problem-related failures will occur or the severity, duration, or financial consequences of these potential failures, especially with regard to third-party systems. As a result, a significant number of operational inconveniences and inefficiencies facing us and our clients may divert our management's time, attention, financial, and human resources from its ordinary business activities. In addition, system failures may require significant efforts by us and our clients to prevent or alleviate material business disruption.

ITEM 2.   PROPERTIES

     At December 31, 1997, the Company owned an interest in 161 Properties totaling 16.8 million square feet with no individual Property representing 10% or more of the Company's total assets at December 31, 1997 or gross revenues for the year ended December 31, 1997. The Properties consist of 84 Office Properties comprising approximately 9.2 million net rentable square feet and 77 Industrial Properties comprising approximately 7.6 million net rentable square feet. All of the Properties are wholly owned by the Company (through its subsidiaries), except (i) the Broadmoor Austin properties, which are leased by a joint venture in which the Company owns an approximate 50% non-controlling joint venture interest; (ii) One Northwestern Plaza, in which the Company owns a 100% leasehold interest; (iii) the Seven Mile Crossing Properties, in which the Company also owns a 100% leasehold interest; and (iv) World Savings Center, with respect to which the Company holds the existing note and has negotiated a deed in lieu of foreclosure on the Property.

PROPERTY DATA

                                                                                                   NET      PERCENT    TOTAL BASE
                                                                       YEAR(S)                   RENTABLE    LEASED     RENT FOR
                                                                        BUILT/       NUMBER OF    SQUARE     AS OF     YEAR ENDED
PROPERTY NAME                        TYPE           LOCATION          RENOVATED      BUILDINGS     FEET(A)  12/31/97   12/31/97/(B)/

-------------                     ----------  ---------------------  ------------    ---------  ----------  --------  -------------
                                                                                                                     (IN THOUSANDS)
Calverton Office Park             Office      Metro. Wash., DC           1987            3         307,802     88          $  1,877
Research Office Center            Office      Metro. Wash., DC           1984            2         286,325     97             1,662
7101 Wisconsin Avenue             Office      Baltimore, MD              1991            1         237,265     92                25
Gateway International             Office      Baltimore, MD              1989            2         203,405     94               942
2411 Dulles Corner Road           Office      Northern Virginia          1990            1         176,522    100             3,398
2455 Horsepen Road                Office      Northern Virginia          1989            1         104,150    100             2,201
3141 Fairview Park Drive          Office      Northern Virginia          1988            1         192,108     95             2,430


4401 Fair Lakes Court             Office      Northern Virginia          1988             1         58,621     95             1,002
8521 Leesburg Pike                Office      Northern Virginia          1984             1        145,257    100             2,734
Baltimore Industrial Properties   Industrial  Baltimore, MD            1974-1990          7        874,701     97             3,363
                                                                                        ---     ----------                 --------
     Total Mid-Atlantic Region                                                           20      2,586,156                   19,634
                                                                                        ---     ----------                 --------
1717 Deerfield Road               Office      Chicago, IL                1985             1        137,904    100             2,239
Corporetum Office Campus          Office      Chicago, IL              1984-1987          5        323,728     97             3,197
O'Hare Plaza II                   Office      Chicago, IL                1986             1        233,650     93             5,012
One Northwestern Plaza            Office      Suburban Detroit, MI       1989             1        241,751     97             4,567
Seven Mile Crossing               Office      Suburban Detroit, MI     1988-1990          2        244,816     96             2,449
Chicago Industrial Properties     Industrial  Chicago, IL             1987, 1988          4        681,934    100             1,479
Kansas City Industrial
    Properties                    Industrial  Kansas City, MO          1975-1980          7      1,341,880    100             3,383
Milwaukee Industrial Properties   Industrial  Milwaukee, WI           1970-1987,
                                                                         1996            19      1,899,204     91             4,832
                                                                                        ---     ----------                 --------
     Total Midwest Region                                                                40      5,104,867                   27,158
                                                                                        ---     ----------                 --------

Centerpointe                      Office      Sub. Philadelphia, PA      1987             1         42,230    100               148
Lake Center                       Office      Sub. Philadelphia, PA   1986, 1989          2        116,646     98               385
Woodland Falls                    Office      Sub. Philadelphia, PA    1986-1989          3        215,439     92               715
Southpoint                        Office      Sub. Philadelphia, PA    1986-1997          4        249,950     97               723
Valleybrooke                      Office      Sub. Philadelphia, PA    1984-1997          5        279,942    100               969
                                                                                        ---     ----------                 --------
     Total Northeast Region                                                              15        904,207                    2,940
                                                                                        ---     ----------                 --------

Crescent Centre                   Office      Atlanta, GA                1986             1        243,048     88             2,472
Cumberland Office Park            Office      Atlanta, GA              1972-1980          9        530,228     96             6,494
                                                                                        ---     ----------                 --------
     Total Southeast Region                                                              10        773,276                    8,966
                                                                                        ---     ----------                 --------

Highland Court                    Office      Denver, CO                 1986             1         99,460    100                74
PacificCare Building (FHP)        Office      Denver, CO                 1983             1        201,164     96             3,045
Panorama Point                    Office      Denver, CO                 1983             1         79,175    100                 7
Broadmoor Austin                  Office      Austin, TX                 1991             7      1,112,236    100                (C)
5307 East Mockingbird             Office      Dallas, TX                 1979             1        118,316     83               990
Bachman East                      Office      Dallas, TX                 1986             1        125,903     98             1,703
Bachman West                      Office      Dallas, TX                 1986             1         70,090     94               487
Cottonwood Office Center          Office      Dallas, TX                 1986             3        164,111     99             2,235
Park West C2                      Office      Dallas, TX                 1989             1        344,216    100             6,031
Park West E1                      Office      Dallas, TX                 1982             1        182,739    100             3,080
Park West E2                      Office      Dallas, TX                 1985             1        200,590     99             2,251
Walnut Glen Tower                 Office      Dallas, TX                 1985             1        464,289     96             8,025
Dallas Industrial Properties      Industrial  Dallas, TX               1970-1988          8        664,306    100             2,099
Houston Industrial Properties     Industrial  Houston, TX                1986             5         75,231     97               432
                                                                                        ---     ----------                 --------
     Total Southwest Region                                                              33      3,901,826                   30,459
                                                                                        ---     ----------                 --------

Regents Centre                    Office      Phoenix, AZ                1987             2        100,500    100               479
Glendale Federal Bank Building    Office      Los Angeles, CA            1991             2        197,027    100               363
The Academy                       Office      Los Angeles, CA            1991             3        193,961     91             1,609
World Savings Center              Office      Oakland, CA                1985             1        271,055     96                (D)
Natomas Corporate Center          Office      Sacramento, CA             1987             6        566,092     85             7,832
Carlsbad Pacific Center           Office      San Diego, CA              1986             2         89,755     98               208
Los Angeles Industrial                                                1968-1991,
    Properties                    Industrial  Los Angeles, CA            1997            26      1,949,840     92             6,996
Oceanside                         Industrial  San Diego, CA              1991             1        143,274     96
                                                                                        ---     ----------                 --------
     Total West Region                                                                   43      3,511,504                   17,487
                                                                                        ---     ----------                 --------

Total Properties                                                                        161     16,781,836                 $106,644
                                                                                        ===     ==========                 ========

(A) "Net Rentable Square Feet" means the area measurement of a building upon which rent is calculated.
(B) "Base Rent" means the fixed base rental amount paid by a tenant under the terms of the related lease agreement, which amount generally does not include payments on account of real estate taxes, operating expense escalations and utility charges.
(C) The Company's approximate 50% interest in the Broadmoor Austin Properties is accounted for under the equity method and included in the Statement of Income under the "Equity in income of joint venture and unconsolidated subsidiaries" line item.
(D) The Company holds a mortgage loan collateralized by this Property. The Company has negotiated a deed in lieu of foreclosure transaction, at no consideration, which provides for the conveyance of the Property from a partnership in which an affiliated party is the General Partner (Prentiss Properties WSC, Inc.) to the Company in an arms length transaction.

     At December 31, 1997, the Company's 161 Properties were subject to existing mortgage indebtedness totaling $480.0 million which includes the Company's pro rata share of joint venture debt. In addition, the Company had $10.0 million of construction loans related to four Properties under development. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of mortgage debt related to the Properties.

     The Company's Properties are leased by numerous tenants pursuant to operating leases, which range on average from three to seven years in length. The following table sets forth a schedule of rental rates the lease expirations for leases in place as of December 31, 1997 for each of the 10 years beginning with 1998 and thereafter for the 161 Properties described above.

OFFICE PROPERTIES

PROPERTY                                  1998     1999    2000     2001    2002     2003    2004   2005    2006   2007  THEREAFTER
--------                                  ----     ----    ----     ----    ----     ----    ----   ----    ----   ----  ----------
ATLANTA
       Square Feet Expiring (000's)         215     116      151      14       77     129      12       0       0       8         0
       Square Feet as a % of NRA            28%     15%      20%      2%      10%     17%      2%      0%      0%      1%        0%
       Annualized Base Rent in Expiring  $2,951  $1,538   $2,231    $263   $1,371  $2,251    $260      $0      $0    $158        $0
       Year (000's)
       Annualized Base Rent PSF in       $13.73  $13.26   $14.77  $18.79   $17.81  $17.45  $21.67   $0.00   $0.00  $19.75     $0.00
       Expiring Year
       Number of Leases Expiring             40      25       16       8       12       5       2       0       0       1         0

DALLAS, HOUSTON, AUSTIN, DENVER
       Square Feet Expiring (000's)         182     119      244     193      181      38     216     171   1,133     471       155
       Square Feet as a % of NRA             6%      4%       8%      6%       6%      1%      7%      5%     36%     15%        5%
       Annualized Base Rent in Expiring  $3,094  $1,611   $3,576  $3,064   $3,022    $686  $3,069  $2,855 $22,416  $9,545    $3,643
       Year (000's)
       Annualized Base Rent PSF in       $17.00  $13.54   $14.66  $15.88   $16.70  $18.05  $14.21  $16.70  $19.78  $20.27     $0.00
       Expiring Year
       Number of Leases Expiring             32      31       36      21       20       2       3       4       4       5         0

WASHINGTON D.C., BALTIMORE,
NORTHERN VIRGINIA
       Square Feet Expiring (000's)         109     344      266     319      219       1      50      53      90     169         0
       Square Feet as a % of NRA             6%     20%      16%     19%      13%      0%      3%      3%      5%     10%        0%
       Annualized Base Rent in Expiring  $1,843  $6,545   $5,603  $6,020   $4,598     $17  $1,130  $1,184  $1,714  $3,745        $0
       Year (000's)
       Annualized Base Rent PSF in       $16.91  $19.03   $21.06  $18.87   $21.00  $17.00  $22.60  $22.34  $19.04  $22.16     $0.00
       Expiring Year
       Number of Leases Expiring             22      33       23      33       27       1       2       2       8       3         0

PHILADELPHIA
       Square Feet Expiring (000's)         175     152      114      94       97      17      49       3      27      19       129
       Square Feet as a % of NRA            19%     17%      13%     10%      11%      2%      5%      0%      3%      2%       14%
       Annualized Base Rent in Expiring  $3,031  $2,820   $2,294  $1,871   $1,869    $341    $950     $55    $591    $406    $3,285
       Year (000's)
       Annualized Base Rent PSF in       $17.32  $18.55   $20.12  $19.90   $19.27  $20.06  $19.39  $18.33  $21.89  $21.37    $25.47
       Expiring Year
       Number of Leases Expiring             20      17       15      11        9       5       5       2       2       1         2

CHICAGO, DETROIT, KANSAS CITY, MILWAUKEE
       Square Feet Expiring (000's)         108      99      107     154      211     334      77      18      31       0         0
       Square Feet as a % of NRA             9%      8%       9%     13%      18%     28%      7%      2%      3%      0%        0%
       Annualized Base Rent in Expiring  $1,948  $2,041   $2,083  $2,914   $4,981  $6,766  $2,066    $483    $823      $0        $0
       Year (000's)
       Annualized Base Rent PSF in       $18.04  $20.62   $19.47  $18.92   $23.61  $20.26  $26.83  $26.83  $26.55   $0.00     $0.00
       Expiring Year
       Number of Leases Expiring             22      18       24      26       18       7       3       2       3       0         0

SAN DIEGO, LOS ANGELES, OAKLAND,
SACRAMENTO, PHOENIX
       Square Feet Expiring (000's)         135     201      332     268      143      41      22      92      17      21        34
       Square Feet as a % of NRA            10%     14%      23%     19%      10%      3%      2%      6%      1%      1%        2%
       Annualized Base Rent in Expiring  $2,752  $3,854   $6,389  $5,903   $2,278    $883    $446  $2,050    $409    $502      $850
       Year (000's)
       Annualized Base Rent PSF in       $20.39  $19.17   $19.24  $22.03   $15.93  $21.54  $20.27  $22.28  $24.06  $23.90    $25.00
       Expiring

       Year
       Number of Leases Expiring             71      28       31      14       10       3       1       2       2       1         1

TOTAL OFFICE
PROPERTIES
       Square Feet Expiring (000's)         924   1,031    1,214   1,042      928     560     426     337   1,298     688       318
       Square Feet as a % of NRA            10%     11%      13%     11%      10%      6%      5%      4%     14%      8%        3%
       Annualized Base Rent in Expiring $15,619 $18,409  $22,176 $20,035  $18,119 $10,944  $7,921  $6,627 $25,953 $14,356    $7,778
       Year (000's)
       Annualized Base Rent PSF in       $16.90  $17.86   $18.27  $19.23   $19.52  $19.54  $18.59  $19.66  $19.99  $20.87    $24.46
       Expiring Year
       Number of Leases Expiring            207     152      145     113       96      23      16      12      19      11         3


INDUSTRIAL PROPERTIES

PROPERTY                                  1998     1999    2000     2001    2002     2003    2004   2005    2006   2007  THEREAFTER
--------                                  ----     ----    ----     ----    ----     ----    ----   ----    ----   ----  ----------
DALLAS, HOUSTON, AUSTIN, DENVER
       Square Feet Expiring (000's)         111     101       77     161      216      51       0      20       0       0         0
       Square Feet as a % of NRA            15%     14%      10%     22%      29%      7%      0%      3%      0%      0%        0%
       Annualized Base Rent in Expiring     293     443      322     458      911     325       0     198       0       0         0
       Year (000's)
       Annualized Base Rent PSF in        $2.64   $4.39    $4.18   $2.84    $4.22   $6.37   $0.00   $9.90   $0.00   $0.00     $0.00
       Expiring Year
       Number of Leases Expiring              3      10        7       3        6       1       0       1       0       0         0

WASHINGTON D.C., BALTIMORE,
NORTHERN VIRGINIA
       Square Feet Expiring (000's)         104      95      476      51       17       0       0     108       0       0         0
       Square Feet as a % of NRA            12%     11%      54%      6%       2%      0%      0%     12%      0%      0%        0%
       Annualized Base Rent in Expiring     368     428    1,852     223       88       0       0     566       0       0         0
       Year (000's)
       Annualized Base Rent PSF in        $3.54   $4.51    $3.89   $4.37    $5.18   $0.00   $0.00   $5.24   $0.00   $0.00     $0.00
       Expiring Year
       Number of Leases Expiring              2       4        6       2        1       0       0       1       0       0         0

CHICAGO, DETROIT, KANSAS CITY, MILWAUKEE
       Square Feet Expiring (000's)       1,167     571      546     227      334       0     191       0       0      58       667
       Square Feet as a % of NRA            30%     15%      14%      6%       9%      0%      5%      0%      0%      1%       17%
       Annualized Base Rent in Expiring  $3,197  $1,763   $1,546    $776   $1,139      $0    $729      $0      $0    $345    $3,052
       Year (000's)
       Annualized Base Rent PSF in        $2.74   $3.09    $2.83   $3.42    $3.41   $0.00   $3.82   $0.00   $0.00   $5.95     $4.58
       Expiring Year
       Number of Leases Expiring             15      15       12       6        7       0       3       0       0       2         3

SAN DIEGO, LOS ANGELES, OAKLAND,
SACRAMENTO, PHOENIX
       Square Feet Expiring (000's)         394     317      628     258       81      66      40      54       0       0        92
       Square Feet as a % of NRA            19%     15%      30%     12%       4%      3%      2%      3%      0%      0%        4%
       Annualized Base Rent in Expiring  $2,216  $1,163   $2,722  $1,113     $311    $410    $212    $321      $0      $0      $423
       Year (000's)
       Annualized Base Rent PSF in        $5.62   $3.67    $4.33   $4.31    $3.84   $6.21   $5.30   $5.94   $0.00   $0.00     $4.60
       Expiring Year
       Number of Leases Expiring             11       8       10       3        1       2       1       1       0       0         1

TOTAL INDUSTRIAL
PROPERTIES
       Square Feet Expiring (000's)       1,776   1,084    1,727     697      648     117     231     182       0      58       759
       Square Feet as a % of NRA            23%     14%      23%      9%       8%      2%      3%      2%      0%      1%       10%
       Annualized Base Rent in Expiring   6,074   3,797    6,442   2,570    2,449     735     941   1,085       0     345     3,475
       Year (000's)
       Annualized Base Rent PSF in        $3.42   $3.50    $3.73   $3.69    $3.78   $6.28   $4.07   $5.96   $0.00   $5.95     $4.58
       Expiring Year
       Number of Leases Expiring             31      37       35      14       15       3       4       3       0       2         4

     The Company is actively engaged in and has significant experience in the development, redevelopment and renovation of office and industrial properties ("Development Properties"). The Company expects to have the total projected costs of Development Properties comprise from 10% to 15% of its total market capitalization at any point in time. At December 31, 1997, the Company had 1.3 million square feet of Properties under development. The table below sets forth a schedule of the location, square feet and estimated cost of each development project. Additionally the Company has commenced 8 new projects with total projected costs of $149.0 million during 1998. In addition to new building construction, the Company is involved in substantial levels of construction activity in the normal course of owning and operating buildings. Such activity includes building out interior space for tenants, expansions of existing buildings, and repairs necessary to upgrade or maintain the quality of the buildings.


DEVELOPMENT PROJECT NAME              TYPE           LOCATION             SQUARE FEET    EST. COST ($000S)
------------------------              ----           --------             -----------    -----------------
2500 Cumberland Pkwy.                 Office         Atlanta, GA             145,000          $20,090
The WestPoint Office Bldg.            Office         Dallas, TX              149,679           19,665
Executive Center Del Mar              Office         San Diego, CA           111,596           18,950
IBM Call Center                       Office         Dallas, TX              150,000           18,565
3130 Fairview Park Dr.                Office         Northern Virginia       183,097           31,101
                                                                          --------------------------------
   Office Subtotal                                                           739,372         $108,371
                                                                          --------------------------------
375 N. Fairway Dr.                    Industrial     Chicago, IL             136,200            6,600
5170-5250 6th Street                  Industrial     Milwaukee, WI           163,200            5,900
Airworld Expansion                    Industrial     Kansas City, MO         150,022            5,009
225 N. Fairway Dr.                    Industrial     Chicago, IL             111,634            5,500
                                                                          --------------------------------
   Industrial Subtotal                                                       561,056          $23,009
                                                                          --------------------------------
Total Developments in Process                                              1,300,428         $131,380
                                                                          ================================

     The Company operates in six regions nationwide, and competes with many local, regional and national competitors in the office and industrial sectors. None of the markets in which the Company operates are dominated by any one owner or by the Company. In each market the Company competes on a number of factors including rental rates, tenant concession allowances, quality and location of buildings, quality of property management, and other economic and non-economic factors. Major competitors in each market include the following companies:

MARKET                    COMPETITORS
------                    -----------
Dallas, Houston,          Carr America, Equity Office Properties, Mack-Cali,
Denver, Austin            Crescent Real Estate Equities, ProLogis, Trammell Crow
                          Company, Lincoln Property Co.

Washington D.C.,          Carr America, Equity Office Properties, Brandywine
Baltimore,                Realty, Boston Properties
Northern Virginia

Chicago, Detroit,         Carr America, Equity Office Properties, Centerpoint,
Kansas City,              ProLogis, Duke Realty, First Industrial, Liberty
Milwaukee                 Property Trust

Philadelphia              Liberty Property Trust, Mack-Cali Realty, Brandywine
                          Realty

Atlanta Cousins Properties, Equity Office Properties, Carr America, Weeks Corporation

San Diego, Los Angeles,   Carr America, Speiker Properties, Kilroy Realty,
Oakland, Sacramento,      Cornerstone Properties, Arden Realty, Shorenstein Co.,
Phoenix                   Equity Office Properties, ProLogis, Boston Properties


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

     PERIOD                                                  HIGH       LOW
     ------                                                 ------    -------
     1998
       First Quarter (through March 18, 1998).............  28 1/4    25 1/4
     1997
       Fourth Quarter.....................................  29 5/8    25 3/8
       Third Quarter......................................  29 3/4    24 13/16
       Second Quarter.....................................  26 3/8    23
       First Quarter......................................  28 1/4    24 5/8
     1996
       Fourth Quarter (Commencing October 17, 1996).......  25 1/8    20 1/2

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

          PERIOD WHICH              DISTRIBUTION  DISTRIBUTION   PER SHARE
          DISTRIBUTION                 RECORD       PAYMENT     DISTRIBUTION
            RELATES                     DATE          DATE         AMOUNT
          ------------              ------------  ------------  ------------
1998
   First Quarter (through March        3/31/98       4/17/98         $0.40
    18, 1998)
1997
   Fourth Quarter                     12/31/97       1/16/98         $0.40
   Third Quarter                       9/30/97      10/17/97         $0.40
   Second Quarter                      6/30/97       7/17/97         $0.40
   First Quarter                       3/31/97       4/17/97         $0.40
1996
   Fourth Quarter  (Commencing        12/31/96       1/17/97         $0.31/(1)/
    October 22, 1996)

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

     On February 2, 1998, the Company closed a direct placement of 1.1 million Common Shares to an affiliate of Union Bank of Switzerland ("UBS") for a gross consideration of $29.7 million, or $27.00 per share. In a related transaction, the Company entered into a forward stock contract with UBS which provides that during the first year after the closing of the direct placement, the Company will have the right to periodically consummate a share settlement with UBS based on the then market price for the Common Shares. Every 90 days the Company is required, to the extent that the then current share price is less than the forward price, to post collateral in an amount sufficient to cover any shortfall. The forward price is calculated using the original issue price and adding a return equal to LIBOR+ 135 basis points less any dividends paid on the stock.

     Upon maturity of the forward stock contract the Company may settle the contract by either sale of shares sufficient to satisfy the obligation or repurchase of the shares at the forward price for cash. At this time the Company expects, and has reserved capacity from our various credit facilities to repurchase the shares for cash. The Company has agreed that any shares issued in such a settlement will be registered under the Securities Act. The proceeds from the sales to UBS and its affiliates were contributed to the Operating Partnership in exchange for Units, and the Operating Partnership used such proceeds to reduce its indebtedness. The sales to UBS and its affiliates were exempt from registration under the Securities Act pursuant to Section 4(2) thereof.

     Share Exchange and Merger Transactions

     In connection with the Company's IPO, certain entities affiliated with the Company (the "Merged Entities") received Units in exchange for certain assets they contributed to the Operating Partnership. In February of 1998, (i) the Merged Entities distributed 113,500 Units to certain employees of the Merged Entities (the "Merged Entity Employees"), (ii) the Company issued 2,432,541 Common Shares in exchange for all of the capital stock of the Merged Entities to the owners of the Merged Entities (the "Merged Entity Owners"), and (iii) the Merged Entity Employees redeemed their 113,500 Units in exchange for an equal number of Common Shares. These transactions were approved by all of the independent members of the Company's Board of Trustees. The issuance of Common Shares to the Merger Entity Employees and Merged Entity Owners was exempt from Registration under the Securities Act pursuant to Section 4(2) thereof. The Common Shares issued to the Merged Entity Owners and Merged Entity Employees are "restricted," and the Company has registered these shares pursuant to the registration statement required to be filed by the Company.

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

                                                                  COMPANY                           PREDECESSOR COMPANY HISTORICAL
                                               -------------------------------------------------   -------------------------------
                                                               HISTORICAL                             YEAR ENDED DECEMBER 31,
                                                 YEAR ENDED    OCT. 22, 1996     JAN. 1, 1996
                                                DEC 31, 1997   - DEC. 31, 1996   - OCT. 21, 1996     1995        1994        1993
                                               -------------   ---------------   ---------------   --------    --------    --------
STATEMENTS OF OPERATIONS DATA:
Rental income...................................  $  127,089       $  13,485          $ 27,086     $ 29,423    $ 25,256    $ 14,412
Fee and other income/(1)/.......................       4,639             302            17,510       25,741      26,702      23,609
                                                  ----------       ---------          --------     --------    --------    --------
    Total revenues..............................     131,728          13,787            44,596       55,164      51,958      38,021
Operating expenses/(1)/.........................      37,221           4,670            24,845       31,127      33,178      28,667
Real estate taxes...............................      13,742           1,162             3,085        3,030       2,691       1,631
Interest expense................................      21,955             846             5,951        3,882       3,191       1,444
Real estate depreciation and
  amortization..................................      21,600           2,696             5,993        7,060       5,451       3,312
Other depreciation and amortization.............                                                        106         106         106
Equity in income of  joint venture and
  unconsolidated subsidiaries/(1)/..............       5,208           1,427                18           11          13          (4)
                                                  ----------       ---------          --------     --------    --------    --------
Income before gains on sale, minority
  interest, and extraordinary item..............      42,418           5,840             4,740        9,970       7,354       2,857
Gains on sale...................................         641                               378                    1,718
Minority interest/(2)/..........................      (5,235)           (844)
                                                  ----------       ---------          --------     --------    --------    --------
    Income before extraordinary item............      37,824           4,996             5,118        9,970       9,072       2,857
Extraordinary item - (loss on early
   extinguishment of debt)......................        (878)
                                                  ----------       ---------          --------     --------    --------    --------
Net income......................................      36,946           4,996             5,118        9,970       9,072       2,857
Preferred dividends.............................         (25)
                                                  ----------       ---------          --------     --------    --------    --------
Net income applicable to common
  shareholders..................................      36,921           4,996             5,118        9,970       9,072       2,857
                                                  ==========       =========          ========     ========    ========    ========

Net income per Common Share - basic.............  $     1.48       $     .25
                                                  ==========       =========

Net income per Common Share
  before extraordinary item - basic.............  $     1.52       $     .25
                                                  ==========       =========

Weighted average number of Common
  Shares outstanding............................      24,930          20,002
                                                  ==========       =========

Net income per Common Share - diluted...........  $     1.46       $     .25
                                                  ==========       =========

Net income per Common Share before
  extraordinary item - diluted..................  $     1.49       $     .25
                                                  ==========       =========
Weighted average number of Common Shares
and Common Share equivalents
  outstanding...................................      25,307          20,332
                                                  ==========       =========

BALANCE SHEET DATA (END OF PERIOD):
  Real estate, before accumulated
    depreciation/(3)/...........................  $1,170,992       $ 501,035                       $153,148    $151,673    $ 89,116
  Real estate, after accumulated
    depreciation /(3)/..........................   1,134,849         482,528                        141,368     144,366      85,549
  Cash..........................................       7,075           7,226                          1,033       9,133       1,605
  Total assets..................................   1,239,846         531,026                        154,635     164,307     117,819
  Debt on real estate/(3)/......................     420,030         128,800                         46,442      46,732      20,473
  Total liabilities.............................     470,607         151,977                         50,769      51,713      23,773
  Shareholders' equity..........................     696,632         325,221                        103,866     112,594      94,046
OTHER DATA (END OF PERIOD):
EBITDA/(4)/.....................................  $   95,551       $  11,445          $ 20,458     $ 25,705    $ 20,789    $ 12,420
Funds from Operations/(5)/......................  $   66,047       $   8,935          $ 11,608     $ 18,114    $ 13,889    $  7,253
Cash flow from operations.......................      61,458           9,142            10,268     $ 16,238    $ 13,059    $  6,115
Cash flow from investing........................    (660,263)       (353,809)          (32,985)    $ (4,301)   $(40,909)   $(71,977)

Cash flow from financing........................     598,654         351,892            23,283     $(20,037)   $ 35,378    $ 59,463
PROPERTY DATA (END OF PERIOD):/(6)/
Number of Properties............................         161              95                57           55          54          47
Total GLA in sq. ft.............................      18,082           9,944             6,641        6,323       5,976       4,793
Occupancy %.....................................          96%             97%               95%          97%         96%         95%


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

                                                                                   ADJUSTMENTS
                                                                12/31/97          FOR COMBINING         12/31/97
                                                               BALANCE SHEET       BROADMOOR'S      BALANCE SHEET DATA
                                                             DATA AS PRESENTED    50% OWNERSHIP     BROADMOOR COMBINED
                                                             -----------------    -------------     ------------------

Real estate, before accumulated depreciation...............      $1,170,992          $69,921          $1,240,913
Real estate, after accumulated depreciation................      $1,134,849          $55,762          $1,190,611
Debt on real estate........................................      $  420,030          $70,000          $  490,030

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

                                                                              COMPANY
                                                                             HISTORICAL
                                                                   -------------------------------
                                                                     YEAR ENDED     OCT. 22, 1996
                                                                   DEC 31, 1997     DEC. 31, 1996
                                                                   ------------     --------------
EBITDA
Net Income                                                              $36,946           $ 4,996
Add:
  Interest expense..............................................         21,995               846
  Real estate depreciation and amortization.....................         21,600             2,696
  Other depreciation and amortization...........................
  EBITDA of unconsolidated subsidiaries.........................          5,434             1,700
  EBITDA of unconsolidated joint ventures.......................          9,419             1,810
  Extraordinary loss on early extinguishment of debt............            878
  Minority interest/(1)/........................................          5,128               824
Less:
  Gains on sale.................................................           (641)
  Equity in income of joint ventures and
    unconsolidated subsidiaries.................................         (5,208)           (1,427)
                                                                        -------           -------
EBITDA..........................................................        $95,551           $11,445
                                                                        =======           =======

                                                                             PREDECESSOR COMPANY HISTORICAL
                                                                  ----------------------------------------------------
                                                                                          YEAR ENDED DECEMBER 31,
                                                                                     ---------------------------------
                                                                  JAN. 1, 1996
                                                                  OCT. 21, 1996        1995         1994         1993
                                                                  -------------      -------      -------      -------
EBITDA
Net Income                                                              $ 5,118      $ 9,970      $ 9,072      $ 2,857
Add:
  Interest expense..............................................          5,951        3,882        3,191        1,444
  Real estate depreciation and amortization.....................          5,993        7,060        5,451        3,312
  Other depreciation and amortization...........................                         106          106          106
  EBITDA of unconsolidated subsidiaries.........................
  EBITDA of unconsolidated joint ventures.......................          3,792        4,698        4,700        4,697
  Extraordinary loss on early extinguishment of debt............
  Minority interest/(1)/........................................
Less:
  Gains on sale.................................................           (378)                   (1,718)
  Equity in income of joint ventures and
    unconsolidated subsidiaries.................................            (18)         (11)         (13)           4
                                                                         -------      -------      -------      -------
EBITDA..........................................................         $20,458      $25,705      $20,789      $12,420
                                                                         =======      =======      =======      =======

    /(1)/ Represents the minority interest applicable to the holders of limited partnership Units only.

/(5)/ "Funds from Operations" as defined by the National Association of Real Estate Investment Trusts ("NAREIT") means net income (computed in accordance with GAAP) excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. The Company believes that Funds from Operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing and investing activities it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. The Company's Funds from Operations are not comparable to Funds from Operations reported by other REITs that do not define that term using the current NAREIT definition. The Company believes that in order to facilitate a clear understanding of the combined historical operating results of the Prentiss Group and the Company, Funds from Operations should be examined in conjunction with net income as presented in the audited consolidated and combined financial statements and notes thereto of the Company and Predecessor Company included elsewhere in this Form 10-K. Funds from Operations does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income as an indication of the Company's performance or to cash flows as a measure of liquidity or ability to make distributions. The Company's and Predecessor Company's Funds from Operations for the respective periods is calculated as follows:

                                                               COMPANY
                                                              HISTORICAL                  PREDECESSOR COMPANY HISTORICAL
                                                     -----------------------------   -------------------------------------------
                                                      YEAR ENDED     OCT. 22, 1996    JAN. 1, 1996     YEAR ENDED DECEMBER 31,
                                                     DEC 31, 1997    DEC. 31, 1996   OCT. 21, 1996     1995      1994      1993
                                                     ------------    -------------   -------------   --------  --------  --------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE AND PROPERTY DATA)
FUNDS FROM OPERATIONS
Net Income..........................................     $36,946            $4,996         $ 5,118    $ 9,970   $ 9,072    $2,857
Add:
  Real estate depreciation and amortization.........      21,600             2,696           5,993      7,060     5,451     3,312
  Real estate depreciation and amortization of
   unconsolidated joint ventures....................       2,136               419             875      1,084     1,084     1,084
  Minority interest/(1)/............................       5,128               824
Extraordinary loss on early extinguishment of debt..         878
Less:
  Gains on sale.....................................        (641)                             (378)              (1,718)
                                                         -------            ------         -------    -------   -------    ------
Funds from Operations...............................     $66,047            $8,935         $11,608    $18,114   $13,889    $7,253
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

     The Company succeeded to substantially all of the interests of PPL and its affiliates in (i) a portfolio of office and industrial properties, and (ii) the national acquisition, property management, leasing, development and construction businesses of PPL and its affiliates (the "Prentiss Group"). The acquisition, property management, leasing, development and construction businesses are carried out by the Operating Partnership and the Company's majority-owned affiliate, Prentiss Properties Limited, Inc. (the "Manager") of which the Company owns a 95% non-voting economic interest.

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

     In July 1997, the Company closed on a short-term variable rate loan (the "Acquisition Loan"). The Proceeds were used to fund the purchase of the Mortgage Note Receivable (as described herein at Note 5 of the Financial Statements) and repay a portion of the outstanding balance on the Line of Credit. The Acquisition Loan is collateralized by 16 Properties, which had an initial maturity in August 1998 and subsequently extended to January 1999 and initially bore interest at a rate of LIBOR plus 165 basis points. On October 10, 1997, the interest rate on the Acquisition Loan was reduced to LIBOR plus 125 basis points. As of December 31, 1997, the Company had drawn the entire $120 million available under the Acquisition Loan. The Company anticipates converting the Acquisition Loan to a multi-year facility and has entered into a seven-year interest rate swap locking in cost of funds of 6.25% (before the spread over LIBOR) on $110 million (the "Interest Rate Swap"). The Interest Rate Swap consists of two separate agreements intended to manage the relative mix of the Company's debt between fixed and variable rate instruments. The Interest Rate Swap agreement modifies a portion of the interest characteristics of the Company's Acquisition Loan debt without an exchange of the underlying principal amount and effectively converts variable rate debt to fixed rate debt. The fixed rates to be paid, the effective fixed rate, and the variable rate to be received by the Company are summarized in the following table:

                                                         SWAP RATE
                                                         RECEIVED
                   SWAP RATE PAID   EFFECTIVE FIXED    (VARIABLE) AT
NOTIONAL AMOUNT       (FIXED)            RATE            12/31/97           SWAP MATURITY
---------------    --------------   ---------------    -------------        -------------
$50 million            6.253%           7.503%             5.718%         September 30, 2004
$60 million            6.248%           7.498%             5.718%         September 30, 2004

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

The following table sets forth the Company's mortgage debt as of December 31, 1997:
                                 MORTGAGE DEBT

                                                                                                                           ANNUAL
                                              PRINCIPAL          INTEREST                                                INTEREST
            PROPERTY(IES)                       AMOUNT             RATE          AMORTIZATION        MATURITY             PAYMENT
--------------------------------------    ------------------   -------------     ------------   ------------------    -----------
Mortgage Loan.........................     $180,100,000/(1)/        7.58%            None       February 27, 2007     $13,651,580
Acquisition Loan......................      120,000,000/(2)/        7.46%/(3)/       None       January 1, 1999         8,952,000
PacifiCare Building (FHP).............        6,000,000             7.30%            None       November 1, 2000          438,000
Walnut Glen Tower.....................       10,000,000             7.50%            None       January 31, 2001          750,000
Crescent Centre.......................       12,000,000             7.95%            None       March 1, 2004             954,000
Bachman Creek - West..................        3,060,050             8.63%           25 yr       November 30,2002          264,082


Broadmoor Austin Properties/(4)/......       70,000,000             9.75%            None       April 1, 2001           6,825,000
Southpoint (V)........................        5,500,000             8.22%/(5)/       None       April 10, 1998            452,100
Southpoint (III)......................        8,200,960             7.75%           20 yr       April 14, 2014            635,574
CIGNA Loan /(6)/......................       60,000,000             6.80%            None       December 10, 2003       4,080,000
Highland Court........................        5,118,411             7.27%           25 yr       April 1, 2006             372,108
CEP Building K........................        3,040,643             7.47%/(7)/       None       August 1, 2000            227,136
Exec. Center Del Mar..................        3,614,916             7.37%/(8)/       None       December 14, 2000         266,419
Westpoint.............................        3,395,397             7.37%/(8)/       None       November 15,  2000        250,241
                                          ------------------   -------------     ------------   ------------------    -----------
Total/Weighted Average................   $  490,030,377             7.78%                                             $38,118,240
                                          =================    =============                                          ===========

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

     The Company's Properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. For the year December 31, 1997, the Company's recurring non-incremental revenue generating capital expenditures totaled $6.9 million. The Company's recurring non-incremental revenue-generating capital expenditures exclude approximately $2.0 million related to the Walnut Glen Tower Property for the year ended December 31, 1997, which were reserved during the formation of the Company.

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

                                                           (in thousands)
                                                                                              PREDECESSOR COMPANY HISTORICAL
                                                               COMPANY               -----------------------------------------------
                                                             HISTORICAL                              YEAR ENDED DECEMBER 31,
                                                 -------------------------------     -----------------------------------------------

                                                     YEAR ENDED    OCT. 22, 1996     JAN. 1, 1996
                                                   DEC. 31, 1997   DEC. 31, 1996     OCT. 21, 1996      1995       1994       1993
                                                   --------------  -------------     -------------   ----------  ---------  --------

FUNDS FROM OPERATIONS
Net Income.......................................        $36,946          $4,996           $ 5,118      $ 9,970   $ 9,072     $2,857

Add:
 Real estate depreciation and amortization.......         21,600           2,696             5,993        7,060     5,451      3,312

 Real estate depreciation and amortization of
  unconsolidated joint ventures..................          2,136             419               875        1,084     1,084      1,084

 Minority interest/(1)/..........................          5,128             824
 Loss on early extinguishment of debt............            878
Less:
     Gains on sale...............................           (641)                             (378)                (1,718)
                                                         -------          ------           -------      -------   -------     ------

Funds from Operations............................        $66,047          $8,935           $11,608      $18,114   $13,889     $7,253

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

IMPACT OF THE YEAR 2000 ISSUE

     The Year 2000 ("Y2K") compliance problem is the result of computer programs designed to use two digit rather than four digit years. Thus, the year 1998 is represented as 98 and the year 2000 would be represented as 00. This could be interpreted as either 1900 or 2000. To systems that have Y2K related issues, the time may seem to have reverted back 100 years. Systems, equipment and software with exposure to Y2K related problems exist not only in computerized information systems but also in building operating systems such as elevators, alarm systems, energy management systems, phone systems, and numerous other systems and equipment. Failure to adequately identify and correct Y2K related problems could result in a systems failure or malfunction with potential adverse effects including personal injury, property damage, and disruption of operations. Any or all of these failures could materially and adversely affect our business, financial condition, or results of operations.

     Due to the exposure and potential liabilities inherent in both the computerized information systems and non-information systems with imbedded technology that we use internally, in September 1997, we created a Y2K committee headed by the Vice President of Information Systems and co-chaired by the Vice President of National Property Operations.

     The total costs associated with required modifications to become Y2K compliant are not expected to be material to our financial position. We currently estimate the total Y2K readiness costs will be between [$500,000 and $600,000]. These costs are net of our personnel costs that are considered to be part of normal operating costs. Our readiness program is an ongoing process and the estimates of costs and completion dates for the various categories described above are subject to material change.

     Failure to correct a material Y2K problem could result in an interruption in, or a failure of, certain normal business activities or operations that could materially and adversely affect our results of operations, liquidity, and financial position. Much of the uncertainty lies with the ability of critical suppliers, service providers, contractors, and clients to fully remedy their Y2K problems. Our Y2K plan should significantly reduce our level of uncertainty regarding the Y2K problem.

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

     We are making substantial effort to eliminate the exposure to any Y2K issues; however, no one can accurately predict how many Y2K problem-related failures will occur or the severity, duration, or financial consequences of these potential failures, especially with regard to third-party systems. As a result, a significant number of operational inconveniences and inefficiencies facing us and our clients may divert our management's time, attention, financial, and human resources from its ordinary business activities. In addition, system failures may require significant efforts by us and our clients to prevent or alleviate material business disruption.

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

                                                         SWAP RATE
                   SWAP RATE PAID   EFFECTIVE FIXED      RECEIVED
 NOTIONAL AMOUNT      (FIXED)            RATE          (VARIABLE) AT      SWAP MATURITY
 ---------------   --------------   ---------------      12/31/97         --------------
                                                       ------------

$50 million            6.253%           7.503%            5.718%           September 30, 2004
$60 million            6.248%           7.498%            5.718%           September 30, 2004

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Financial Statements and Financial Statement Schedule on appear at page F-1 to page F-30 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                   PART III

ITEM 10.  TRUSTEES AND EXECUTIVE OFFICERS OF THE COMPANY

     The information regarding the Trustees and Executive Officers of the Company is incorporated herein by reference to the captions "Proposal One-- Election of Class II Trustees," "Trustees, Executive Officers and Compensation" and "Compliance with Section 16(a) of the Exchange Act of 1934", "Proposal Two - Amendment to the 1996 Plan" and "Proposal Three - Amendment to the Trustees Plan" in the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following Financial Statements, Financial Statement Schedule and Exhibits are filed as part of this report:

(1)  Financial Statements

     .    Report of Independent Accountants
     . Consolidated Balance Sheets of Prentiss Properties Trust (the "Company") as of December 31, 1997 and December 31, 1996
     . Consolidated Statements of Income of the Company for the Year Ended December 31, 1997 and for the Period October 22, 1996 (inception of operations) to December 31, 1996 and Combined Statements of Income for the Predecessor Company for the Period January 1, 1996 to October 21, 1996, and the Year Ended December 31, 1995
     . Consolidated Statement of Changes in Shareholders' Equity of the Company for the Year Ended December 31, 1997 and for the Period October 22, 1996 (inception to operations) to December 31, 1996 and Combined Statements of Changes in Equity of the Predecessor Company for the Period January 1, 1996 to October 21, 1996 and the Year Ended December 31, 1995
     . Consolidated Statement of Cash Flows of the Company for the Year Ended December 31, 1997 and for the Period October 22, 1996 (inception of operations) to December 31, 1996 and Combined Statements of Cash Flows of the Predecessor Company for the Period January 1, 1996 to October 21, 1996, and the Year Ended December 31, 1995
     .    Notes to Consolidated and Combined Financial Statements

(2)  Financial Statement Schedule
     .    Schedule III:  Real Estate and Accumulated Depreciation


(3)  Exhibits

EXHIBIT NO.                 DESCRIPTION
-----------                 -----------
   3.1        -- Form of Amended and Restated Declaration of Trust of the
                 Registrant (filed as Exhibit 3.1 to the Company's Registration Statement of Amendment No. 1 of Form S-11, File No. 333-09863, and incorporated by reference herein).
   3.2        -- Bylaws of the Registrant (filed as Exhibit 3.2 to the Company's
                 Registration Statement on Amendment No. 1 of Form S-11, File No. 333-09863, and incorporated by reference herein).
   3.3        -- Articles Supplementary, dated December 18, 1997, Classifying and Designating a Series of Preferred Shares of Beneficial Interest as Series A Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest and Fixing Distribution and Other Preferences and Rights of Such Shares (filed as
                 Exhibit 3.1 to the Company's Current Report on Form 8-K, filed January 15, 1998, SEC File No. 001-14516).
   3.4        -- Articles Supplementary, dated February 17, 1998, Classifying and Designating a Series of Preferred Shares of Beneficial Interest as Junior Participating Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest, Series B, and Fixing Distribution and Other Preferences and Rights of Such Shares (filed as an Exhibit to the Company's Registration Statement on Form 8-A filed on February 17, 1998, SEC File No.000-23813).
   4.1        -- Form of Common Share Certificate (filed as Exhibit 4.1 to the
                 Company's Registration Statement on Amendment No. 1 of Form S-11, File No. 333-09863, and incorporated by reference herein).
   4.2        -- Rights Agreement, dated February 6, 1998, between the Company and First Chicago Trust Company of New York, as Rights Agent (filed as an Exhibit 4.1 to the Company's Registration Statement on Form 8-A filed on February 17, 1998, File No. 000-23813).

   4.3        -- Form of Rights Certificate (included as Exhibit A to the Rights
                 Agreement (Exhibit 4.2)).
   10.1       -- Second Amended and Restated Agreement of Limited Partnership
                 (included as exhibit 10.2 in the Company's Annual Report on Form 10-K, filed March 25, 1997).
   10.2       -- First Amendment to Second Amended and Restated Agreement of
                 Limited Partnership of Prentiss Properties Acquisition Partners, L.P. (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K, filed January 15, 1998).
   10.3       -- Credit Agreement, dated October 6, 1997, among Prentiss
                 Properties Acquisition Partners, L.P., as Borrower, Nationsbank of Texas, N.A., as Administrative Agent and Lender, Bank One, Texas, N.A., as Documentation Agent and Lender, Crestar Bank, as Lender, Comerica Bank, as Lender, and First National Bank of Chicago, as Lender (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed November 3, 1997).
   10.4       -- Credit Agreement, dated December 30, 1997, among Prentiss
                 Properties Acquisition Partners, L.P., as Borrower, each of the lenders that are a signatory therein, Bank One, Texas, N.A., as Administrative Agent, and Nationsbank of Texas, N.A., as Syndication Agent (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed February 10, 1998).
   10.5       -- Form of Employment Agreement for Michael V. Prentiss (filed as
                 Exhibit 10.3 to the Company's Registration Statement on Amendment No. 1 of Form S-11, File No. 333-09863, and incorporated by reference herein).
   10.6       -- Form of Employment Agreement for Thomas F. August (filed as
                 Exhibit 10.4 to the Company's Registration Statement on Amendment No. 1 of Form S-11, File No. 333-09863, and incorporated by reference herein).
   10.7       -- Form of Agreement Not to Compete for Richard B. Bradshaw(filed as Exhibit 10.5 to the Company's Registration Statement on Amendment No. 1 of Form S-11, File No. 333-09863, and incorporated by reference herein).
   10.8       -- Form of Agreement Not to Compete for Dennis J. DuBois (filed as
                 Exhibit 10.6 to the Company's Registration Statement on Amendment No. 1 of Form S-11, File No. 333-09863, and incorporated by reference herein).
   10.9       -- Contribution Agreement by and between the Operating Partnership and PPL (filed as Exhibit 10.7 to the Company's Registration Statement on Amendment No. 1 of Form S-11, File No. 333-09863, and incorporated by reference herein).
   10.10      -- Agreement of Purchase and Sale of Partnership Interest by and
                 Among Prentiss Properties Austin, L.P. and PPL (filed as
                 Exhibit 10.8 to the Company's Registration Statement on Amendment No. 1 of Form S-11, File No. 333-09863, and incorporated by reference herein).
   10.11      -- Agreement of Purchase and Sale of Partnership Interests by and
                 Among Prentiss Properties Burnett, Inc., Prentiss Properties Burnett II, Inc. and PPL (filed as Exhibit 10.9 to the Company's Registration Statement on Amendment No. 1 of Form S-11, File No. 333-09863, and incorporated by reference herein).
   10.12      -- Agreement of Purchase and Sale of Partnership Interest and
                 Option Agreement by and Between 11,000 Burnet Road Corporation and PPL (filed as Exhibit 10.10 to the Company's Registration Statement on Amendment No. 1 of Form S-11, File No. 333-09863, and incorporated by reference herein).
   10.13      -- Agreement of Purchase and Sale of Partnership Interests by and
                 Among Fairview Eleven, Inc., the Prentiss Principals and PPL (filed as Exhibit 10.11 to the Company's Registration Statement on Amendment No. 1 of Form S-11, File No. 333-09863, and incorporated by reference herein).
   10.14      -- Agreement of Purchase and Sale of Partnership Interest by and
                 Between Prentiss Properties Itasca, L.P. and PPL (filed as
                 Exhibit 10.12 to the Company's Registration Statement on Amendment No. 1 of Form S-11, File No. 333-09863, and incorporated by reference herein).

   10.15      -- Agreement of Purchase and Sale of Partnership Interests by and
                 Between Prentiss O'Hare Illinois, Inc., Prentiss O'Hare Illinois II, Inc. and PPL (filed as Exhibit 10.13 to the Company's Registration Statement on Amendment No. 1 of Form S-11, File No. 333-09863, and incorporated by reference herein).
   10.16      -- Agreement of Purchase and Sale of Partnership Interests by and
                 Between Prentiss Properties C-2 Investors, L.P. and PPL (filed as Exhibit 10.14 to the Company's Registration Statement on Amendment No. 1 of Form S-11, File No. 333-09863, and incorporated by reference herein).
   10.17      -- Agreement of Sale of Partnership Interest by and Among New York
                 Life Insurance Company, Prentiss Properties Austin, L.P. and PPL (filed as Exhibit 10.15 to the Company's Registration Statement on Amendment No. 1 of Form S-11, File No. 333-09863, and incorporated by reference herein).
   10.18      -- Purchase Agreement by and Between the Operating Partnership and
                 PPL (filed as Exhibit 10.16 to the Company's Registration Statement on Amendment No. 1 of Form S-11, File No. 333-09863, and incorporated by reference herein).
   10.19      -- Agreement of Purchase and Sale and Joint Escrow Instructions by
                 and Between LAPCO Industrial Parks and PPL (filed as Exhibit
                 10.17 to the Company's Registration Statement on Amendment No. 1 of Form S-11, File No. 333-09863, and incorporated by reference herein).
   10.20      -- First Amendment to Agreement of Purchase and Sale and Joint
                 Escrow Instructions by and Between LAPCO Industrial Parks and PPL (filed as Exhibit 10.18 to the Company's Registration Statement on Amendment No. 1 of Form S-11, File No. 333-09863, and incorporated by reference herein).
   10.21      -- Agreement of Purchase and Sale of Partnership Interests by and
                 Among LW-RTC, Inc., LW-LP, Inc., NP Investment VI Co. and PPL (filed as Exhibit 10.19 to the Company's Registration Statement on Amendment No. 1 of Form S-11, File No. 333-09863, and incorporated by reference herein).
   10.22      -- Agreement of Sale (Real Property) by and Between Property Asset
                 Management Inc. and PPL (Annapolis, Maryland) (filed as Exhibit
                 10.20 to the Company's Registration Statement on Amendment No. 1 of Form S-11, File No. 333-09863, and incorporated by reference herein).
   10.23      -- Agreement of Sale (Real Property) by and Between Property Asset
                 Management Inc. and PPL (Irving, Texas) (filed as Exhibit 10.21 to the Company's Registration Statement on Amendment No. 1 of Form S-11, File No. 333-09863, and incorporated by reference herein).
   10.24      -- Agreement of Sale (Real Property) by and Between Property Asset
                 Management Inc. and PPL (Houston, Texas) (filed as Exhibit
                 10.22 to the Company's Registration Statement on Amendment No. 1 of Form S-11, File No. 333-09863, and incorporated by reference herein).
   10.25      -- Letter Agreement dated as of August 5, 1996 from PPL to LW-LP,
                 Inc., LW-RTC, Inc. and NP Investment VI Co. (filed as Exhibit
                 10.23 to the Company's Registration Statement on Amendment No. 1 of Form S-11, File No. 333-09863, and incorporated by reference herein).
   10.26      -- Real Estate Purchase and Sale Agreement by and Between
                 Principal Mutual Life Insurance Company and Prentiss Properties Investors, Inc. (filed as Exhibit 10.24 to the Company's Registration Statement on Amendment No. 1 of Form S-11, File No. 333-09863, and incorporated by reference herein).
   10.27      -- 1996 Share Incentive Plan (filed as Exhibit 10.25 to the
                 Company's Registration Statement on Amendment No. 1 of Form S-11, File No. 333-09863, and incorporated by reference herein).
   10.28      -- Agreement of Purchase and Sale by and Between Dulles Corner
                 Properties II Limited Partnership ("Seller") and Prentiss Properties Acquisition Partners, L.P. ("Purchaser") dated December 27, 1996 (filed as Exhibit 10.1 to the Company's current report on Form 8-K, filed January 15, 1997).

   10.29      -- Agreement of Purchase and Sale and Escrow Instructions by and
                 between 1740 CREEKSIDE OAKS INVESTORS ("Seller") and Prentiss Properties Acquisition Partners, L.P. ("Purchaser") dated February 17, 1997 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K/A filed June 12, 1997).
   10.30      -- Agreement of Purchase and Sale and Escrow Instructions by and
                 between 1750 CREEKSIDE OAKS INVESTORS ("Seller") and Prentiss Properties Acquisition Partners, L.P. ("Purchaser") dated February 17, 1997 (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K/A filed June 12, 1997).
   10.31      -- Agreement of Purchase and Sale and Escrow Instructions by and
                 between 1760 CREEKSIDE OAKS INVESTORS ("Seller") and Prentiss Properties Acquisition Partners, L.P. ("Purchaser") dated February 17, 1997 (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K/A filed June 12, 1997).
   10.32      -- Agreement of Purchase and Sale and Escrow Instructions by and
                 between RIVER CITY BANK ("Seller") and Prentiss Properties Acquisition Partners, L.P. ("Purchaser") dated February 17, 1997 (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K/A filed June 12, 1997).
   10.33      -- Agreement of Purchase and Sale and Escrow Instructions by and
                 between 2495 NATOMAS INVESTORS ("Seller") and Prentiss Properties Acquisition Partners, L.P. ("Purchaser") dated February 17, 1997 (filed as Exhibit 10.5 to the Company's Current Report on Form 8-K/A filed June 12, 1997).
   10.34      -- Agreement of Purchase and Sale and Escrow Instructions by and
                 between 2525 NATOMAS INVESTORS ("Seller") and Prentiss Properties Acquisition Partners, L.P. ("Purchaser") dated February 17, 1997 (filed as Exhibit 10.6 to the Company's Current Report on Form 8-K/A filed June 12, 1997).
   10.35      -- Contribution Agreement between Prentiss Properties Acquisition
                 Partners, L.P. , and certain Pennsylvania limited partnerships named therein (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed October 16, 1997).
   10.36      -- Contribution Agreement between Prentiss Properties Acquisition
                 Partners, L.P., and certain New Jersey limited partnerships named therein (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, filed October 16, 1997).
   10.37      -- Agreement to Acquire Limited Partnership Interests between OTR and Prentiss Properties Acquisition Partners, L.P.(filed as
                 Exhibit 10.3 to the Company's Current Report on Form 8-K, filed October 16, 1997).
   10.38      -- Agreement to Assign Property Agreements and Other Assets
                 between Terramics Management Company, Terramics Property Associates, Terramics Property Company and Prentiss Properties Acquisition Partners, L.P. (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K, filed October 16, 1997).
   10.39      -- Stock Purchase Agreement among Southpoint Land Holdings, Inc.,
                 Valleybrooke Land Holdings, Inc., certain shareholders thereof and Prentiss Properties Limited, Inc. (filed as Exhibit 10.5 to the Company's Current Report on Form 8-K, filed October 16,
                 1997).
   10.40      -- Put and Call Option Agreement For Remaining Shares among certain sellers named therein and Prentiss Properties Limited, Inc. (filed as Exhibit 10.6 to the Company's Current Report on Form 8-K, filed October 16, 1997).
   10.41      -- Purchase Agreement entered into by and between Jacob Brouwer and Jeanette Brouwer (as "Sellers") and Prentiss Properties Acquisition Partners, L.P. (as "Buyer") in respect to the purchase and sale of the properties referred to therein as "Carlsbad Pacifica" (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 10, 1998).
   10.42      -- Purchase Agreement entered into by and between JJB Land
                 Company, LLC, (as "Seller") and Prentiss Properties Acquisition Partners, L.P. (as "Buyer") in respect to the purchase and sale of the properties referred to therein as "The Plaza" (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed February 10, 1998).

   10.43      -- Contribution/Purchase Agreement entered into by and between the
                 Sellers (therein identified) and Prentiss Properties Acquisition Partners, L.P. (as "Buyer") in respect to the purchase and sale of the properties referred to therein as the "Shiley Interests" and "NNC Interests" (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed February 10,
                 1998).
   23.1**     -- Consent of PricewaterhouseCoopers LLP.
   27.1*      -- Financial Data Schedule.
---------------
*  Previously filed.
** Filed herewith.

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

                           PRENTISS PROPERTIES TRUST

                         INDEX TO FINANCIAL STATEMENTS

FINANCIAL STATEMENTS                                                        PAGE
--------------------                                                        ----

    Report of Independent Accountants...................................... F-2

    Consolidated Balance Sheets of Prentiss Properties Trust (the
    "Company") as of December 31, 1997 and December 31, 1996............... F-3

    Consolidated Statements of Income of the Company for the Year Ended December 31, 1997 and for the Period October 22, 1996 (inception of operations) to December 31, 1996 and Combined Statements of Income for
    the Predecessor Company for the Period January 1, 1996 to October 21,
    1996, and the Year Ended December 31, 1995............................. F-4

    Consolidated Statement of Changes in Shareholders' Equity of the
    Company for the Year Ended December 31, 1997 and for the Period
    October 22, 1996 (inception to operations) to December 31, 1996 and Combined Statements of Changes in Equity of the Predecessor Company
    for the Period January 1, 1996 to October 21, 1996 and the Year Ended
    December 31, 1995...................................................... F-5

    Consolidated Statement of Cash Flows of the Company for the Year Ended December 31, 1997 and for the Period October 22, 1996 (inception of operations) to December 31, 1996 and Combined Statements of Cash Flows
    of the Predecessor Company for the Period January 1, 1996 to October
    21, 1996, and the Year Ended December 31, 1995......................... F-6

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

COOPERS & LYBRAND L.L.P.


Dallas, Texas
February 5, 1998, except as to
Note 23 for which the date
is February 18, 1998

                           PRENTISS PROPERTIES TRUST
                          CONSOLIDATED BALANCE SHEETS

                   (dollars in thousands, except share data)

                                                                              THE COMPANY
                                                                   ----------------------------------
                                                                       DECEMBER 31,       DECEMBER 31,
                                                                           1997               1996
                                                                        ----------          --------
                                                 ASSETS
Assets:
Real estate....................................................         $1,170,992          $501,035
   Less: accumulated depreciation..............................            (36,143)          (18,507)
                                                                        ----------          --------
                                                                         1,134,849           482,528

Deferred charges and other assets, net.........................             24,636            11,747
Mortgage note receivable.......................................             36,331
Receivables, net...............................................             10,865             5,356
Cash and cash equivalents......................................              7,075             7,226
Escrowed cash..................................................              4,524               867
Other receivables (affiliates).................................              1,928             1,346
Investments in joint venture and unconsolidated subsidiaries...             19,638            21,956
                                                                        ----------          --------
  Total assets.................................................         $1,239,846          $531,026
                                                                        ==========          ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Debt on real estate..........................................         $  420,030          $128,800
  Accounts payable and other liabilities.......................             35,795            15,868
  Distributions payable........................................             14,782             7,309
                                                                        ----------          --------
     Total liabilities.........................................            470,607           151,977
                                                                        ----------          --------

Minority interest in operating partnership.....................             71,547            52,857
                                                                        ----------          --------
Minority interest in real estate partnerships..................              1,060               971
                                                                        ----------          --------

Commitments and contingencies

Shareholders' equity:
  Preferred Shares $.01 par value, 20,000,000 shares
    authorized, 2,830,189 shares issued and outstanding........             75,000
      Common Shares $.01 par value, 100,000,000 shares
      authorized, 33,191,483 and 20,279,897 shares issued
      and outstanding..........................................                332               203
 Additional paid-in capital....................................            628,086           326,309
 Distributions in excess of accumulated earnings...............             (6,786)           (1,291)
                                                                        ----------          --------
   Total shareholders' equity..................................            696,632           325,221
                                                                        ----------          --------
   Total liabilities and shareholders' equity..................         $1,239,846          $531,026
                                                                        ==========          ========


   The accompanying notes are an integral part of these financial statements.

                           PRENTISS PROPERTIES TRUST
                            AND PREDECESSOR COMPANY
                CONSOLIDATED AND COMBINED STATEMENTS OF INCOME

                     (in thousands, except per share data)

                                                                 THE COMPANY                  PREDECESSOR COMPANY
                                                       -------------------------------   -----------------------------
                                                                      OCTOBER 22, 1996   JANUARY 1, 1996
                                                        YEAR ENDED         THROUGH           THROUGH       YEAR ENDED
                                                       DECEMBER 31,     DECEMBER 31,       OCTOBER 21,    DECEMBER 31,
                                                           1997             1996              1996            1995
                                                       ------------   ----------------   ---------------  ------------

Revenues:
    Rental income....................................      $127,089            $13,485           $27,086       $29,423
    Mortgage interest................................         1,780
    Management fees..................................           925                192             7,903         9,979
    Development, leasing, sale and other fees........         1,934                110             9,607        15,762
                                                           --------            -------           -------       -------
         Total revenues..............................       131,728             13,787            44,596        55,164
                                                           --------            -------           -------       -------
Expenses:
    Property operating and maintenance...............        30,602              3,618             7,550         7,696
    Real estate taxes................................        13,742              1,162             3,085         3,030
    General and administrative.......................         3,141                547             5,304         6,293
    Personnel costs, net.............................         3,478                505            11,991        17,138
    Interest expense.................................        21,131                759             4,549         3,783
    Amortization of deferred financing costs.........           824                 87             1,402            99
    Depreciation and amortization....................        21,600              2,696             5,993         7,166
                                                           --------            -------           -------       -------
         Total expenses..............................        94,518              9,374            39,874        45,205
                                                           --------            -------           -------       -------

Equity in income of joint venture and unconsolidated
    subsidiaries.....................................         5,208              1,427                18            11
                                                           --------            -------           -------       -------

Income before gains on sale, minority interest, and
 extraordinary item..................................        42,418              5,840             4,740         9,970
Gains on sale........................................           641                                  378
Minority interest....................................        (5,235)              (844)
                                                           --------            -------           -------       -------

Income before extraordinary item.....................        37,824              4,996             5,118         9,970
Extraordinary item - (loss) on early
     extinguishment of debt..........................          (878)
                                                           --------            -------           -------       -------

Net income...........................................        36,946              4,996             5,118         9,970

Preferred dividends..................................           (25)
                                                           --------            -------           -------       -------

Net income applicable to common shareholders.........      $ 36,921            $ 4,996           $ 5,118       $ 9,970
                                                           ========            =======           =======       =======

Net income per Common Share before extraordinary
    item - basic.....................................      $   1.52            $   .25

Extraordinary item...................................           .04
                                                           --------            -------

Net income per Common Share - basic..................      $   1.48            $   .25
                                                           ========            =======

Weighted average number of Common Shares
    outstanding - basic..............................        24,930             20,002
                                                           ========            =======

Net income per Common Share before extraordinary
    item - diluted...................................      $   1.49            $   .25

Extraordinary item...................................           .03
                                                           --------            -------

Net income per Common Share - diluted................      $   1.46            $   .25
                                                           ========            =======

Weighted average number of Common Shares
     and Common Share equivalents
     outstanding - diluted...........................        25,307             20,332
                                                           ========            =======

   The accompanying notes are an integral part of these financial statements.

                           PRENTISS PROPERTIES TRUST
                            AND PREDECESSOR COMPANY
              CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN
                             SHAREHOLDERS' EQUITY

                   (dollars in thousands, except share data)


                                                PREDECESSOR
                                                  COMPANY                THE COMPANY - SHAREHOLDER'S EQUITY
                                                -----------       ------------------------------------------------
                                                                                                        DIST. IN EXCESS
                                                     NET       PREFERRED    COMMON    ADD'L. PAID-IN     ACCUM.
                                      TOTAL         EQUITY       SHARES     SHARES        CAPITAL       EARNINGS
                                    --------       --------    ---------    ------    --------------    --------

Balance at December 31, 1994...     $112,594       $112,594
   Net income..................        9,970          9,970
   Distributions...............      (15,250)       (15,250)
   Distributions of PPL
    income.....................       (4,498)        (4,498)
   Equity on purchase of Park
     West C2...................        1,050          1,050
                                    --------       --------

Balance at December 31, 1995...      103,866        103,866
   Net income..................        5,118          5,118
   Distributions...............       (6,375)        (6,375)
   Distributions of PPL income.       (2,395)        (2,395)
   Equity on purchase of Plaza
    on Bachman Creek...........        3,314          3,314
                                    --------       --------

Balance at October 21, 1996....      103,528        103,528
   Acquisition of Predecessor
    Company's interest.........      (98,316)       (98,316)
   Contribution of Predecessor
    Company's interest.........                      (5,212)                              $  5,212
   Net proceeds from issuance
    of Common Shares
    (20,279,897 Common Shares).      321,300                                 $203          321,097
   Distributions declared
    ($.31 per share)...........       (6,287)                                                           $ (6,287)
   Net income..................        4,996                                                               4,996
                                    --------       --------     -------      ----         --------      --------

Balance at December 31, 1996...      325,221                                  203          326,309        (1,291)
   Net proceeds from issuance
    of Common Shares                 301,906                                  129          301,777
    (12,911,586 Common Shares).
   Net proceeds from issuance
    of Preferred Shares               75,000                    $75,000
    (2,830,189 Preferred
    Shares)....................
   Distributions declared,
    ($1.60 per Common Share)...      (42,416)                                                            (42,416)
   Preferred distributions
    declared, ($.01 per
    Preferred Share)..........           (25)                                                                (25)
   Net income.................        36,946                                                              36,946
                                    --------       --------     -------      ----         --------      --------

   Balance at December 31,          $696,632       $            $75,000      $332         $628,086      $ (6,786)
    1997......................      ========       ========     =======      ====         ========      ========


  The accompanying notes are an integral part of these financial statements.

                           PRENTISS PROPERTIES TRUST
                            AND PREDECESSOR COMPANY
              CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

                            (dollars in thousands)

                                                                    THE COMPANY                 PREDECESSOR COMPANY
                                                           ------------------------------  -----------------------------
                                                                           OCT. 22, 1996    JAN. 1, 1996
                                                             YEAR ENDED       THROUGH         THROUGH       YEAR ENDED
                                                           DEC. 31, 1997   DEC. 31, 1996   OCT. 21, 1996   DEC. 31, 1995
                                                           --------------  --------------  --------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income..............................................      $36,946         $ 4,996        $ 5,118         $ 9,970

 Adjustments to reconcile net income to
 net cash provided by operating activities:
  Minority interest......................................        5,235             844
  Extraordinary item.....................................          878
  Gains on sale..........................................         (641)                          (378)
  Provision for doubtful accounts........................           59             201           (120)           (150)
  Depreciation and amortization..........................       21,600           2,696          5,993           7,166
  Amortization of deferred financing costs...............          824              87          1,402              99
  Equity income of joint venture and
   unconsolidated subsidiaries...........................       (5,208)         (1,427)           (18)            (11)
  Non-cash compensation..................................           50
 Changes in assets and liabilities:
  Deferred charges and other assets......................       (5,277)         (1,845)        (2,199)            176
  Receivables............................................       (5,499)         (2,377)          (497)           (265)
  Escrowed cash..........................................       (2,376)          1,325           (898)            (93)
  Other receivables (affiliates).........................         (582)         (1,524)          (527)            102
  Accounts payable and other liabilities.................       15,449           6,166          2,392            (756)
                                                             ---------         -------        -------         -------

  Net cash provided by operating activities..............       61,458           9,142         10,268          16,238
                                                             ---------         -------        -------         -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of real estate.................................     (587,495)        335,689)       (33,544)         (4,669)
 Investment in real estate...............................      (63,809)
 Investment in mortgage note receivable..................      (36,331)
 Investment in unconsolidated subsidiary.................         (667)        (20,902)
 Proceeds from sales of real estate......................       21,593                            559
 Cash from contributed assets............................                        2,409
 Increase in deposits on real estate.....................         (824)                                           368
 Distributions received from joint venture
  and unconsolidated subsidiaries........................        7,270             373
                                                             ---------         -------        -------         -------
 Net cash used in investing activities...................     (660,263)        353,809)       (32,985)         (4,301)
                                                             ---------         -------        -------         -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from sale of Common Shares.................      306,785         337,604
 Net proceeds from sale of Preferred Shares..............       75,000
 Partner's contributions.................................                                       3,314
 Contributions from minority interest holders............                          950
 Distributions paid to limited partners..................       (4,977)                        (6,375)        (15,250)
 Distributions paid to common shareholders...............      (35,427)
 Distributions paid for minority interest
  in consolidated subsidiaries...........................          (17)
 Proceeds from debt on real estate.......................      745,286         112,800         29,000
 Repayments of debt on real estate.......................     (487,996)        (99,462)          (261)           (289)
 Distribution of PPL income..............................                                      (2,395)         (4,498)
                                                             ---------         -------        -------         -------
 Net cash provided by (used in) financing activities.....      598,654         351,892         23,283         (20,037)
                                                             ---------         -------        -------         -------

 Net change in cash and cash equivalents.................         (151)          7,225            566          (8,100)
 Cash and cash equivalents, beginning of period..........        7,226               1          1,033           9,133
                                                             ---------         -------        -------         -------
 Cash and cash equivalents, end of period................    $   7,075           7,226        $ 1,599           1,033
                                                             =========         =======        =======         =======
SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash paid for interest..................................    $  17,815             983        $ 4,720           3,786
                                                             =========         =======        =======         =======

  The accompanying notes are an integral part of these financial statements.

     (1)  FORMATION TRANSACTIONS

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

     The Company succeeded to substantially all of the interests of Prentiss Properties Limited, Inc. ("PPL") and its affiliates in (i) a portfolio of office and industrial properties and (ii) the national acquisition, property management, leasing, development and construction businesses of PPL and its affiliates (the "Prentiss Group"). The acquisition, property management, leasing, development and construction businesses are carried out by the Operating Partnership and, Prentiss Properties Limited, Inc. (the "Manager") of which the Company owns a 95% non-voting economic interest.

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

The following summarizes the Company's portfolio of Properties at December 31, 1997:

                                              # OF         COMPANY                                      COMPANY
    PROPERTY NAME                 TYPE       BLDGS.      OWNERSHIP %         MARKET                      NOTES
    -------------                 ----       ------      -----------         ------                      ------
Calverton Office Park             Office         3          100%         Metro. Wash., DC
Research Office Center            Office         2          100%         Metro. Wash., DC
7101 Wisconsin Avenue             Office         1          100%         Baltimore, MD
Gateway International             Office         2          100%         Baltimore, MD
2411 Dulles Corner Road           Office         1          100%         Northern Virginia
2455 Horsepen Road                Office         1          100%         Northern Virginia
3141 Fairview Park Drive          Office         1          100%         Northern Virginia
4401 Fair Lakes Court             Office         1          100%         Northern Virginia
8521 Leesburg Pike                Office         1          100%         Northern Virginia
Baltimore Industrial Properties   Industrial     7           99%         Baltimore, MD                    (A)
                                             --------
   Total Mid-Atlantic Region                    20
                                             --------
1717 Deerfield Road               Office         1          100%         Chicago, IL
Corporetum Office Campus          Office         5          100%         Chicago, IL
O'Hare Plaza II                   Office         1          100%         Chicago, IL
One Northwestern Plaza            Office         1          100%         Suburban Detroit, MI
Seven Mile Crossing               Office         2          100%         Suburban Detroit, MI
Chicago Industrial Properties     Industrial     4          100%         Chicago, IL
Kansas City Industrial Properties Industrial     7          100%         Kansas City, MO
Milwaukee Industrial Properties   Industrial    19          100%         Milwaukee, WI
                                             --------
   Total Midwest Region                         40
                                             --------
Centerpointe                      Office         1          100%         Suburban Philadelphia, PA
Lake Center                       Office         2          100%         Suburban Philadelphia, PA
Southpoint                        Office         4          100%         Suburban Philadelphia, PA
Valleybrooke                      Office         5          100%         Suburban Philadelphia, PA
Woodland Falls                    Office         3          100%         Suburban Philadelphia, PA
                                             --------
    Total Northeast Region                      15
                                             --------
Crescent Centre                   Office         1          100%         Atlanta, GA
Cumberland Office Park            Office         9          100%         Atlanta, GA
                                             --------
    Total Southeast Region                      10
                                             --------
Highland Court                    Office         1          100%         Denver, CO
PacificCare Building (FHP)        Office         1          100%         Denver, CO
Panorama Point                    Office         1          100%         Denver, CO
Broadmoor Austin                  Office         7           50%         Austin, TX                       (B)
5307 East Mockingbird             Office         1          100%         Dallas, TX
Bachman East                      Office         1          100%         Dallas, TX
Bachman West                      Office         1          100%         Dallas, TX
Cottonwood Office Center          Office         3          100%         Dallas, TX
Park West C2                      Office         1          100%         Dallas, TX
Park West E1                      Office         1          100%         Dallas, TX
Park West E2                      Office         1          100%         Dallas, TX
Walnut Glen Tower                 Office         1          100%         Dallas, TX

                           PRENTISS PROPERTIES TRUST
                            AND PREDECESSOR COMPANY
                      NOTES TO CONSOLIDATED AND COMBINED
                             FINANCIAL STATEMENTS


Dallas Industrial Properties      Industrial     8          100%         Dallas, TX
Houston Industrial Properties     Industrial     5          100%         Houston, TX
                                             --------
    Total Southwest Region                      33
                                             --------
Regents Centre                    Office         2          100%         Phoenix, AZ
Glendale Federal Bank Building    Office         2          100%         Los Angeles, CA
The Academy                       Office         3          100%         Los Angeles, CA
World Savings Center              Office         1          100%         Oakland, CA                      (C)
Natomas Corporate Center          Office         6          100%         Sacramento, CA
Carlsbad Pacific Center           Office         2          100%         San Diego, CA
Los Angeles Industrial Properties Industrial    26          100%         Los Angeles, CA
Oceanside                         Industrial     1           95%         San Diego, CA                    (D)
                                             --------
    Total West Region                           43
                                             --------

Total Properties                               161
                                             ========

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

(3)  REAL ESTATE

     Real estate consisted of the following at December 31, 1997 and 1996:

                                                   (in thousands)
                                                1997           1996
                                                ----           ----

     Land.................................   $  183,400      $ 86,711
     Buildings and improvements...........      927,416       409,060
     Construction in progress.............       60,176         5,264
                                             ----------      --------
       Total..............................    1,170,992       501,035
     Less: Accumulated depreciation.......      (36,143)      (18,507)
                                             ----------      --------
                                             $1,134,849      $482,528
                                             ==========      ========

     For the year ended December 31, 1997, capitalized interest costs totaled $2.0 million. The Company capitalized no interest costs during the period October 22, 1996 through December 31, 1996.

(4)  DEFERRED CHARGES AND OTHER ASSETS, NET

     Deferred charges and other assets consisted of the following at December 31, 1997 and 1996:

                                                   (in thousands)
                                                1997           1996
                                                ----           ----

     Deferred leasing and tenant charges..   $ 28,831        $ 18,919
     Deferred financing costs.............      4,326           1,219
     Prepaid and other assets.............      4,355           1,704
       Less:  Accumulated amortization....    (12,876)        (10,095)
                                             --------        --------
                                             $ 24,636        $ 11,747
                                             ========        ========

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

(6)  RECEIVABLES, NET

  Receivables consisted of the following at December 31, 1997 and 1996:

                           PRENTISS PROPERTIES TRUST
                            AND PREDECESSOR COMPANY
                      NOTES TO CONSOLIDATED AND COMBINED
                             FINANCIAL STATEMENTS


                                                   (in thousands)
                                                 1997          1996
                                                 ----          ----

     Rents and services.....................   $ 5,263        $2,858
     Accruable rental income................     5,330         1,749
     Other..................................       777         1,195
                                               -------        ------
       Total................................    11,370         5,802
     Less: Allowance for doubtful accounts..      (505)         (446)
                                               -------        ------
                                               $10,865        $5,356
                                               =======        ======

     Accruable rental income represents rental income earned in excess of rent payments received pursuant to the terms of the individual lease agreements.

(7)  INVESTMENT IN JOINT VENTURE AND UNCONSOLIDATED SUBSIDIARIES

     At December 31, 1997, the carrying value of the Company's interest in Broadmoor Austin and the Manager is $14.9 million and $4.8 million, respectively.

     The following is summarized financial information for 100% of Broadmoor Austin at December 31, 1997 and 1996 and for the years then ended:

                                                   (in thousands)
     BALANCE SHEET:                              1997          1996
     -------------                               ----          ----
     Real estate and deferred charges, net..   $111,524      $115,856
     Total assets...........................    126,341       129,513
     Mortgage note payable..................    140,000       140,000
     Venturers' deficit.....................    (17,134)      (14,097)

     INCOME STATEMENT:                           1997          1996
     ----------------                            ----          ----
     Rental income..........................   $ 19,462      $ 19,776
     Interest expense.......................     13,650        13,527
     Depreciation and amortization..........      4,333         4,333
     Net income.............................        884           927

     The following is summarized financial information for 100% of the Manager at December 31, 1997 and 1996 and for the year ended December 31, 1997 and for the period from October 22, 1996 through December 31, 1996:

                                                   (in thousands)
     BALANCE SHEET:                              1997          1996
     -------------                               ----          ----
     Total assets...........................   $ 21,668      $ 10,862
     Total liabilities......................     16,700         5,270
     Owners' equity.........................      4,968         5,556

     INCOME STATEMENT:                           1997          1996
     ----------------                            ----          ----
     Fee income.............................   $ 26,682      $  5,418
     Personnel costs, net...................     14,825         2,579
     General office and administrative......      6,257         1,059
     Net income.............................      4,788         1,401

                           PRENTISS PROPERTIES TRUST
                            AND PREDECESSOR COMPANY
                      NOTES TO CONSOLIDATED AND COMBINED
                             FINANCIAL STATEMENTS

(8)  DEBT ON REAL ESTATE

     Debt at December 31, 1997 and 1996 consists of the following (in thousands):

                                                                         (in thousands)
                                                                   1997                  1996
                                                                   ----                  ----
Mortgage Loan......................................              $180,100
Acquisition Loan...................................               120,000
New Credit Facility/Line of Credit.................                                    $ 72,800
Term Loan..........................................                60,000                40,000
Property Mortgage Loans............................                49,879                16,000
Construction Loans.................................                10,051
                                                                 --------              --------
                                                                 $420,030/(A)/         $128,800
                                                                 ========              ========

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

                                                                           SWAP RATE
                                                                           RECEIVED
                           SWAP RATE PAID        EFFECTIVE FIXED        (VARIABLE) AT
   NOTIONAL AMOUNT            (FIXED)                 RATE                  12/31/97           SWAP MATURITY
   ---------------            -------                 ----                  --------           -------------
$50 million                   6.253%                  7.503%                5.718%           September 30, 2004
$60 million                   6.248%                  7.498%                5.718%           September 30, 2004

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

     Future scheduled principal repayments of debt on real estate are as follows:

                                                              (in thousands)
1998............................................                 $125,500
1999............................................
2000............................................                   16,051
2001............................................                   10,000
2002............................................                    3,060
Thereafter......................................                  265,419
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

(9)  ACCOUNTS PAYABLE AND OTHER LIABILITIES

     Accounts payable and other liabilities consisted of the following at December 31, 1997 and 1996:

                           PRENTISS PROPERTIES TRUST
                            AND PREDECESSOR COMPANY
                      NOTES TO CONSOLIDATED AND COMBINED
                             FINANCIAL STATEMENTS


                                                       (in thousands)
                                                    1997            1996
                                                    ----            ----

 Accounts payable and other liabilities  ......    $20,561         $ 7,517
 Accrued real estate taxes.....................      9,366           5,823
 Advance rent and deposits.....................      5,868           2,528
                                                   -------         -------
                                                   $35,795         $15,868
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

(11) LEASING ACTIVITIES

     The future minimum lease payments to be received by the Company as of December 31, 1997, under non-cancelable operating leases, which expire on various dates through 2014, are as follows:

                                                (in thousands)
Years ending December 31:
  1998....................................         $150,569
  1999....................................          135,564
  2000....................................          110,168
  2001....................................           85,403
  2002....................................           65,492
  Thereafter..............................          197,261
                                                   --------
                                                   $744,457
                                                   ========

The geographic concentration of the future minimum lease payments to be received is detailed as follows:

                                                               (in thousands)
  LOCATION
  --------
  Milwaukee, WI.......................................            $ 40,503
  Dallas, TX..........................................             185,999
  Kansas City, MO.....................................               8,339
  Atlanta, GA.........................................              29,575
  Northern VA.........................................              37,891
  Baltimore, MD.......................................              23,352
  Los Angeles, CA.....................................              59,338
  Suburban Detroit, MI................................              31,207
  Chicago, IL.........................................              83,863
  Houston, TX.........................................               2,727
  Denver, CO..........................................              29,246
  Metro Washington, D.C...............................              77,807
  Suburban Philadelphia, PA...........................              71,779

                           PRENTISS PROPERTIES TRUST
                            AND PREDECESSOR COMPANY
                      NOTES TO CONSOLIDATED AND COMBINED
                             FINANCIAL STATEMENTS


  San Diego, CA.......................................               5,056
  Sacramento, CA......................................              39,712
  Oakland, CA.........................................              12,488
  Phoenix, AZ.........................................               5,575
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


                                                                         (in thousands)
                                                                                         FOR THE PERIOD
                                                          FOR THE YEAR ENDED         OCT. 22, 1996 THROUGH
                                                             DEC. 31, 1997                DEC. 31, 1996
                                                             -------------                -------------
Capital funding due from affiliates.................            $ 6,359                      $2,566
Acquisition and development fees and
  commissions due to affiliates.....................             (3,737)                       (761)
Payroll and staff benefits due to affiliates........               (648)                       (257)
Other amounts due to affiliates.....................                (46)                       (202)
                                                                -------                      ------
                                                                $ 1,928                      $1,346
                                                                =======                      ======

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

     A summary of the status of the Company's stock options as of December 31, 1997 and 1996 and the changes during the year ended on those dates is presented below:

                                                            1997                                           1996
                                          ----------------------------------------       ------------------------------------------
                                              # SHARES OF           WEIGHTED                # SHARES OF              WEIGHTED
                                              UNDERLYING             AVERAGE                 UNDERLYING              AVERAGE
                                                OPTIONS          EXERCISE PRICES                OPTIONS           EXERCISE PRICES
                                          -------------------  -------------------       -------------------     ------------------
Outstanding at beginning of the year....         1,651,938            $20.82
Granted.................................           636,499            $25.08                   1,651,938           $20.82
Exercised...............................             9,500            $20.63
Forfeited...............................            84,522            $20.86
Expired.................................
                                                ----------                                    ----------
Outstanding at end of year..............         2,194,415            $22.06                   1,651,938           $20.82
                                                ==========                                    ==========
Exercisable at end of year..............           525,317            $20.76
                                                ==========                                    ==========
  Weighted-average fair value...........                    $1.42                                          $1.62
                                                            =====                                          =====

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

     Had the compensation cost for the Company's stock-based compensation plans been determined consistent with FAS No. 123, the Company's net income and net income per common share for 1997 would approximate the pro forma amounts below:

                                                             (amounts in thousands, except per share data)

                                                      AS REPORTED         PRO FORMA         AS REPORTED         PRO FORMA
                                                        12/31/97           12/31/97           12/31/96           12/31/96
                                                       ---------          ---------          ---------          ---------
FAS No. 123 charge...........................                             $     894                             $     143
APB 25 charge................................
Net income...................................          $  36,921             36,027          $   4,996              4,853
Net income per Common Share-basic............               1.48               1.45                .25                .24
Net income per Common Share-diluted..........               1.46               1.42                .25                .24

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


                     (in thousands, except per share data)

Reconciliation of Earnings per Share Numerator                  YEAR ENDED
                                                               Dec. 31, 1997
                                                          --------------------
Net Income for the year ended 12/31/97                                 $36,946
Preferred Dividends                                                        (25)
                                                          --------------------
Net Income Available to Common Shareholders                            $36,921


Reconciliation of Earnings per Share Denominator

Weighted Average Common Shares Outstanding at
  12/31/97                                                              24,930

Basic Earnings per Share                                               $  1.48
                                                          ====================

Dilutive Effect of Common Share Equivalents

Options                                                                    361
Preferred Shares                                                            16
                                                          --------------------
Total Common Share Equivalents                                             377

Weighted Average Common Shares Outstanding                              24,930
                                                          --------------------
Weighted Average Common Shares and Common Share
 Equivalents                                                            25,307


Diluted Earnings Per Share                                             $  1.46
                                                          ====================

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

     The Company is party to several construction contracts as part of its development activities. The following properties are currently under development:

                           PRENTISS PROPERTIES TRUST
                            AND PREDECESSOR COMPANY
                      NOTES TO CONSOLIDATED AND COMBINED
                             FINANCIAL STATEMENTS




                                                                          SQUARE                                 ESTIMATED
                      PROPERTY                    LOCATION                FOOTAGE     ESTIMATED COSTS         COMPLETION DATE
                      --------                    --------                -------     ---------------         ---------------
                                                                                          ($000's)
2500 Cumberland Parkway                         Atlanta, GA               145,000         $ 20,090                April 1998
The WestPoint Office Building                   Dallas, TX                149,679           19,665                April 1998
Executive Center Del Mar                        San Diego, CA             111,596           18,950                  May 1998
IBM Call Center                                 Dallas, TX                150,000           18,565                 July 1998
3130 Fairview Park Drive                        Northern Virginia         183,097           31,101             December 1998
375 N. Fairway Dr.                              Chicago, IL               136,200            6,600             December 1997(1)
5170-5270 6th Street                            Milwaukee, WI             163,200            5,900             November 1997(1)
Airworld Expansion                              Kansas City, MO           150,022            5,009                March 1998
225 N. Fairway Dr.                              Chicago, IL               111,634            5,500                March 1998
                                                                        ---------         --------
  Total Development in Process                                          1,300,428         $131,380
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

                           PRENTISS PROPERTIES TRUST
                            AND PREDECESSOR COMPANY
                      NOTES TO CONSOLIDATED AND COMBINED
                             FINANCIAL STATEMENTS


(21) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following scheduled is a summary of the quarterly results of operations for the year ended December 31, 1997 and the period October 22, 1996 to December 31, 1996:

                                                           (amounts in thousands, except per share data)
                                                      FIRST       SECOND      THIRD       FOURTH
                                                     QUARTER     QUARTER     QUARTER     QUARTER       TOTAL
                                                    ----------  ----------  ----------  ----------  -----------
Year Ended December 31, 1997
Revenue...........................................     $22,654     $29,778     $35,580     $43,716     $131,728
Income from Operations............................       8,379      10,171      11,414      12,454       42,418
Net Income........................................       7,080       9,147      10,116      10,603       36,946
Net Income per Common Share-basic.................        0.35        0.37        0.38        0.38         1.48
Net income per Common Share-diluted...............        0.35        0.37        0.38        0.36         1.46

                                                                                          FOURTH
                                                                                         QUARTER       TOTAL
                                                                                        ----------  -----------
Period October 22, 1996 to December 31, 1996
Revenue...........................................                                         $13,787     $ 13,787
Income from Operations............................                                           5,840        5,840
Net Income........................................                                           4,996        4,996
Net Income per Common Share-basic.................                                            0.25         0.25
Net income per Common Share-diluted...............                                            0.25         0.25

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

                                                             (in thousands, except per share data)
                                                                     YEARS ENDED DECEMBER 31,
                                                                     ------------------------
                                                                   1997                   1996
                                                                   ----                   ----
Total revenues.....................................              $200,979              $187,316
Property operating and maintenance.................                46,556                46,537
Real estate taxes..................................                20,363                18,789
General and administrative.........................                 3,185                 2,615
Personnel costs, net...............................                 3,658                 2,704
Interest expense...................................                40,787                40,787
Amortization of deferred financing costs...........                   848                   848
Depreciation and amortization......................                33,200                33,200
Equity in joint venture and unconsolidated
 subsidiaries......................................                 5,515                 6,040
                                                                 --------              --------
Income before minority interest....................                57,897                47,876
Minority interest..................................                (6,399)               (5,308)
                                                                 --------              --------
Net income.........................................                51,498                42,568
Preferred dividends................................                (4,528)               (4,528)


                           PRENTISS PROPERTIES TRUST
                            AND PREDECESSOR COMPANY
                      NOTES TO CONSOLIDATED AND COMBINED
                             FINANCIAL STATEMENTS


Net income attributable to common
    shareholders...................................                46,970                38,040
Net income per Common Share -
    basic..........................................              $   1.42              $   1.15
                                                                 ========              ========
Net income per Common Share -
    diluted........................................              $   1.40              $   1.13
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

     On February 2, 1998, the Company closed a direct private placement of 1,100,000 Common Shares with an affiliate of Union Bank of Switzerland ("UBS"). The Common Shares were priced at a gross price of $27.00 per share based on the market price of the Company's Common Shares on the day the transaction was consummated. In a separate transaction, Prentiss Properties Trust entered into a forward agreement dated February 2, 1998, with UBS-LB (the "UBS Forward Agreement"). The maturity date of the UBS Forward Agreement is February 2, 1999, subject to acceleration as described more fully below.

     The UBS Forward Agreement generally provides that if the market price of a common share on the maturity date is less than $27 (the "Forward Price") the Company must pay UBS-LB the difference multiplied by 1,100,000. Similarly, if the market price of a Common Share is above the Forward Price, UBS-LB must pay us the difference in Common Shares. If the Company chooses not to, or if the Company cannot, settle in freely tradable Common Shares, the Company must repurchase the 1,100,000 shares at the Forward Price in cash. Over the life of the UBS Forward Agreement, the Forward Price will be increased by LIBOR plus 135 basis points, minus any dividends received on the Common Shares.

     To secure the Company's obligations under the UBS Forward Agreement, the UBS Forward Agreement provides for quarterly payments of collateral equal to 1,100,000 times 105% of the amount by which the market price of a common share is below the Forward Price. The collateral may be in the form of cash, letters of credit or freely tradable Common Shares.

     Although maturity date of the UBS Forward Agreement is February 2, 1999; if the closing price of the Common Shares falls below $16.40 for a period of three consecutive trading days, or if the market value of the Company's Common Shares (excluding operating partnership units) declines to or below $600,000,000, UBS-LB has the right to force a complete settlement under the UBS Forward Agreement (if the closing price of the Common Shares falls below $18.50 for a period of three consecutive trading days, UBS-LB has the right to force a settlement with respect to 67% of the Transaction). UBS-LB also has the right to force a complete settlement under the UBS Forward Agreement if the Company:

                           PRENTISS PROPERTIES TRUST
                            AND PREDECESSOR COMPANY
                      NOTES TO CONSOLIDATED AND COMBINED
                             FINANCIAL STATEMENTS


     . is in default with respect to certain financial covenants under the UBS Forward Agreement,
     . is in default under its credit facility with a syndicate of lenders or any other unsecured lending agreement, or
     .  fail to post sufficient cash collateral.

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

                           PRENTISS PROPERTIES TRUST
                            AND PREDECESSOR COMPANY
                      NOTES TO CONSOLIDATED AND COMBINED
                             FINANCIAL STATEMENTS


  REAL ESTATE AND ACCUMULATED DEPRECIATION

                             (DOLLARS IN THOUSANDS)

A summary of activity for real estate and accumulated depreciation is as follows:

                                                                 1997            1996           1995
                                                              ----------       --------       --------
Real estate:
 Balance at beginning of year......................           $  501,035       $153,148       $151,673
   Additions to and Improvement of Real estate.....              609,781        347,887          1,475
                                                              ----------       --------       --------
  Balance at end of year...........................           $1,110,816       $501,035       $153,148
                                                              ==========       ========       ========
Accumulated depreciation:
  Balance at beginning of year.....................               18,507         11,780          7,307
  Depreciation expense.............................               17,636          6,727          4,473
                                                              ----------       --------       --------
    Balance at end of year.........................           $   36,143       $ 18,507       $ 11,780
                                                              ==========       ========       ========

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 PRENTISS PROPERTIES TRUST



                                 By:     /s/ Thomas P. Simon
                                    ----------------------------------
                                             Thomas P. Simon
                                             Vice President
Date:    December 24, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                Date                                     Signature
                ----                                     ---------

         December 24, 1998                        /s/ Michael V. Prentiss
                                            ------------------------------------
                                                    Michael V. Prentiss
                                                  Chief Executive Officer
                                             Chairman of the Board and Trustee

         December 24, 1998                          /s/ Thomas F. August
                                            ------------------------------------
                                                      Thomas F. August
                                               President and Chief Operating
                                                      Officer Trustee

         December 24, 1998                           /s/ Mark R. Doran
                                            ------------------------------------
                                                       Mark R. Doran
                                                  Chief Financial Officer

         December 24, 1998                          /s/ Thomas P. Simon
                                            ------------------------------------
                                                      Thomas P. Simon
                                                       Vice President

         December 24, 1998
                                            ------------------------------------
                                                    Thomas J. Hynes, Jr.
                                                          Trustee

         December 24, 1998                         /s/ Barry J.C. Parker
                                            ------------------------------------
                                                     Barry J.C. Parker
                                                          Trustee

         December 24, 1998                     /s/ Dr. Leonard M. Riggs, Jr.
                                            ------------------------------------
                                                 Dr. Leonard M. Riggs, Jr.
                                                          Trustee

         December 24, 1998                        /s/ Ronald G. Steinhart
                                            ------------------------------------
                                                    Ronald G. Steinhart
                                                          Trustee

         December 24, 1998                         /s/ Lawrence A. Wilson
                                            ------------------------------------
                                                     Lawrence A. Wilson
                                                          Trustee