Form 10-Q/A
period 1998-03-31
PRENTISS PROPERTIES TRUST/MD
filed 1998-12-24
CIK 1011699

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                  FORM 10-Q/A

                                AMENDMENT NO. 1




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

The number of Common Shares of Beneficial Interest, $0.01 par value, outstanding as of December 16, 1998, was 38,926,488 and the number of outstanding Participating Cumulative Redeemable Preferred Shares of Beneficial Interest, Series A, was 3,773,585.

                           PRENTISS PROPERIES TRUST


                                     INDEX
                                     -----

PART I:   FINANCIAL INFORMATION                                      PAGE NUMBER
                                                                     -----------

          Item 1.   Financial Statements

                    Consolidated Balance Sheets of Prentiss
                    Properties Trust at March 31, 1998
                    (unaudited) and December 31, 1997                      4


                    Consolidated Statements of Income of
                    Prentiss Properties Trust for the three
                    month periods ended March 31, 1998
                    and 1997 (unaudited)                                   5

                    Consolidated Statements of Cash Flows
                    of Prentiss Properties Trust for the
                    three month periods ended March 31, 1998
                    and 1997 (unaudited)                                   6

                    Notes to Consolidated Financial Statements          7-13

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations      14-18

          Item 3.   Quantitative and Qualitative Disclosures
                    about Market Risk                                     18

PART II:  OTHER INFORMATION

          Item 1.   Legal Proceedings                                     19
          Item 2.   Changes in Securities                                 19
          Item 3.   Defaults Upon Mortgages and Notes Payable             19
          Item 4.   Submission of Matters to a Vote of Security Holders   19
          Item 5.   Other Information                                     19
          Item 6.   Exhibits and Reports on Form 8-K                   19-20

SIGNATURE                                                                 21

   This Amendment No. 1 to Form 10-Q amends and supplements the quarterly report on Form 10-Q for the three month period ended March 31, 1998, filed with the Securities and Exchange Commission on May 13, 1998 (the "Form 10-Q"), of Prentiss Properties Trust (the "Company"). Capitalized terms used herein have the meanings ascribed to such terms in the Form 10-Q unless otherwise defined herein. The Form 10-Q is hereby amended and supplemented as follows by adding a discussion to Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations regarding a common share purchase agreement and related forward stock contract with UBS Limited and Union Bank of Switzerland, London Branch:

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

     The Direct Placement Offerings, UBS Forward Agreement, Unit Conversion and Preferred Shares

     The operating partnership and the Company entered into a Purchase Agreement, dated February 2, 1998, with UBS Limited and Union Bank of Switzerland, London Branch, acting through its agent UBS Securities LLC (all as succeeded by UBS, AG, London Branch, acting through its agent Warburg Dillon Read LLC, "UBS-LB") involving the sale of 1,100,000 Common Shares (the "UBS Purchase Agreement"). The operating partnership and the Company also entered into a related forward stock contract, dated February 2, 1998, with UBS-LB (the "UBS Forward Agreement"), which provides for certain purchase price adjustments. The maturity date of the UBS Forward Agreement is February 2, 1999, subject to acceleration as described more fully below.

     The UBS Forward Agreement generally provides that if the market price of a Common Share on the maturity date is less than a certain amount (the "Forward Price"), the Company must pay UBS-LB the difference multiplied by 1,100,000. Similarly, if the market price of a Common Share is above the Forward Price, UBS-LB must pay the Company the difference in Common Shares. If the Company chooses not to, or if the Company cannot, settle in freely tradable Common Shares, the Company must repurchase the 1,100,000 shares at the Forward Price in cash. Over the life of the UBS Forward Agreement, the Forward Price will be adjusted by LIBOR plus 135 basis points, minus any dividends received on the Common Shares.

     To secure the Company's obligations under the UBS Forward Agreement, the UBS Forward Agreement provides for quarterly payments of collateral equal to 1,100,000 times 105% of the amount by which the market price of a Common Share is below the Forward Price. The collateral may be in the form of cash, letters of credit or freely tradable Common Shares. As of the last recalculation date of the Forward Price, which was April 30, 1998, the Forward Price was $27.055 per share. Based on the then current share price of $25.313, this resulted in a collateral requirement of approximately $1.9 million. The Company has secured this requirement entirely with cash and letters of credit.

     Although maturity date of the UBS Forward Agreement is February 2, 1999; if the closing price of the Common Shares falls below $16.40 for a period of three consecutive trading days, or if the market value of Common Shares, excluding operating partnership units, declines to or below $600 million, UBS-LB has the right to force a complete settlement under the UBS Forward Agreement, if the closing price of the Common Shares falls below $18.50 for a period of three consecutive trading days, UBS-LB has the right to force a settlement with respect to 67% of the Transaction. UBS-LB also has the right to force a complete settlement under the UBS Forward Agreement if the Company:

 . is in default with respect to certain financial covenants under the UBS
  Forward Agreement,
 . is in default under its credit facility with a syndicate of lenders or any other unsecured lending agreement, or
 . fails to post sufficient cash collateral.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

This Form 10-Q may include forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements are identified by phrases such as the Company "expects" or "anticipates" and words of similar effect. The Company's actual results may differ materially from those projected. Factors that could cause such a difference include: the Company's inability or failure to acquire properties under contract or additional properties; difficulties in integrating and operating acquired properties; bankruptcy or default of major tenants resulting in a failure or delay in payment of rent; and general risks associated with investments in real estate, including the effect of changes in economic, competitive and other market conditions in the markets where the Company's properties are concentrated, non-renewal of expiring leases or inability to re-let vacated space at adequate rates, the inability of properties to generate adequate cash flow to fund debt service and operating expenses, financing and refinancing risks related to the Company's floating rate debt and new debt necessary to support growth. For additional information, please refer to the detailed discussion of risks included in the Company's Exchange Act filings under the caption "Risk Factors."

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

     The operating partnership and the Company entered into a Purchase Agreement, dated February 2, 1998, with UBS Limited and Union Bank of Switzerland, London Branch, acting through its agent UBS Securities LLC (all as succeeded by UBS, AG, London Branch, acting through its agent Warburg Dillon Read LLC, "UBS-LB") involving the sale of 1,100,000 Common Shares (the "UBS Purchase Agreement"). The operating partnership and the Company also entered into a related forward stock contract, dated February 2, 1998, with UBS-LB (the "UBS Forward Agreement"), which provides for certain purchase price adjustments. The maturity date of the UBS Forward Agreement is February 2, 1999, subject to acceleration as described more fully below.

     The UBS Forward Agreement generally provides that if the market price of a Common Share on the maturity date is less than a certain amount (the "Forward Price"), the Company must pay UBS-LB the difference multiplied by 1,100,000. Similarly, if the market price of a Common Share is above the Forward Price, UBS-LB must pay the Company the difference in Common Shares. If the Company chooses not to, or if the Company cannot, settle in freely tradable Common Shares, the Company must repurchase the 1,100,000 shares at the Forward Price in cash. Over the life of the UBS Forward Agreement, the Forward Price will be adjusted by LIBOR plus 135 basis points, minus any dividends received on the Common Shares.

     To secure the Company's obligations under the UBS Forward Agreement, the UBS Forward Agreement provides for quarterly payments of collateral equal to 1,100,000 times 105% of the amount by which the market price of a Common Share is below the Forward Price. The collateral may be in the form of cash, letters of credit or freely tradable Common Shares. As of the last recalculation date of the Forward Price, which was April 30, 1998, the Forward Price was $27.055 per share. Based on the then current share price of $25.313, this resulted in a collateral requirement of approximately $1.9 million. The Company has secured this requirement entirely with cash and letters of credit.

     Although maturity date of the UBS Forward Agreement is February 2, 1999; if the closing price of the Common Shares falls below $16.40 for a period of three consecutive trading days, or if the market value of Common Shares, excluding operating partnership units, declines to or below $600 million, UBS-LB has the right to force a complete settlement under the UBS Forward Agreement, if the closing price of the Common Shares falls below $18.50 for a period of three consecutive trading days, UBS-LB has the right to force a settlement with respect to 67% of the Transaction. UBS-LB also has the right to force a complete settlement under the UBS Forward Agreement if the Company:

 . is in default with respect to certain financial covenants under the UBS
  Forward Agreement,
 . is in default under its credit facility with a syndicate of lenders or any other unsecured lending agreement, or
 . fails to post sufficient cash collateral.

     Settlement in cash would involve the repurchase of 1,100,000 shares at a price per share equal to the Forward Price. Assuming the Forward Price remains at $27.055, the Company's repurchase price would total approximately
$29.8 million. If the Company settled the UBS Forward Agreement in cash, the Company would expect to use borrowings under the Company's existing $300 million corporate revolver or various secured borrowings which the Company is currently negotiating.

     Quarterly payments of collateral and the ultimate settlement of the UBS Forward Agreement could adversely affect the Company's liquidity or dilute the Company's Common Shares. If the market price is lower than the Forward Price, settlement in Common Shares would dilute the Company's capital stock. The table below shows the change in the value of a Common Share as a result of settling the UBS Forward Agreement at various Market Prices:

                                          INCREASE/(DILUTION) IN VALUE
     MARKET PRICE                             OF COMMON SHARES (1)
     ------------                           -----------------------

         $30                                         0.27%
         $25                                        (0.23%)
         $20                                        (0.97%)
         $15                                        (2.22%)
         $10                                        (4.71%)

--------------------

(1)  Assumes a Forward Price of $27.055.

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


                              PRENTISS PROPERTIES TRUST



Date:  December 24, 1998          By: /s/ Thomas P. Simon
                                  ------------------------------------------
                                  Thomas P. Simon
                                  (Vice President and Chief Accounting Officer)