Form 10-Q/A
period 1998-06-30
PRENTISS PROPERTIES TRUST/MD
filed 1998-12-24
CIK 1011699

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

The number of Common Shares of Beneficial Interest, $0.01 par value, outstanding as of December 16, 1998 was 38,926,488 and the number of outstanding Participating Cumulative Redeemable Preferred Shares of Beneficial Interest, Series A, was 3,773,585 .

PRENTISS PROPERTIES TRUST


                                     INDEX
                                     -----

PART I:    FINANCIAL INFORMATION                                     PAGE NUMBER
                                                                     -----------

           Item 1.  Financial Statements

                    Consolidated Balance Sheets of Prentiss
                    Properties Trust at June 30, 1998 (unaudited)
                    and December 31, 1997                                  4

                    Consolidated Statements of Income of Prentiss
                    Properties Trust for the three month periods
                    ended June 30, 1998 and 1997 and the six month
                    periods ended June 30, 1998 and 1997 (unaudited)       5

                    Consolidated Statements of Cash Flows of Prentiss Properties Trust for the six month periods ended
                    June 30, 1998 and 1997 (unaudited)                     6

                    Notes to Consolidated Financial Statements          7-15

           Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                16-21

           Item 3.  Quantitative and Qualitative Disclosures about
                    Market Risk                                           21

PART II:   OTHER INFORMATION

           Item 1.  Legal Proceedings                                     22
           Item 2.  Changes in Securities                                 22
           Item 3.  Defaults Upon Mortgages and Notes Payable             22
           Item 4.  Submission of Matters to a Vote of Security Holders   22
           Item 5.  Other Information                                     23
           Item 6.  Exhibits and Reports on Form 8-K                   23-24

SIGNATURE                                                                 25

     This Amendment No. 1 to Form 10-Q amends and supplements the quarterly report on Form 10-Q for the three month period ended June 30, 1998, filed with the Securities and Exchange Commission on August 12, 1998 (the "Form 10-Q"), of Prentiss Properties Trust (the "Company"). Capitalized terms used herein have the meanings ascribed to such terms in the Form 10-Q unless otherwise defined herein. The Form 10-Q is hereby amended and supplemented as follows by adding a discussion to Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations regarding a common share purchase agreement and related forward stock contract with UBS Limited and Union Bank of Switzerland, London Branch:

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
                                                                   ===============       ===============


     The Direct Placement Offerings, UBS Forward Agreement, Unit Conversion, Preferred Shares, and Share Repurchase Program

     The operating partnership and the Company entered into a Purchase Agreement, dated February 2, 1998, with UBS Limited and Union Bank of Switzerland, London Branch, acting through its agent UBS Securities LLC (all as succeeded by UBS AG, London Branch, acting through its agent Warburg Dillon Read, LLC, "UBS-LB") involving the sale of 1,100,000 Common Shares (the "UBS Purchase Agreement"). The operating partnership and the Company also entered into a related forward stock contract, dated February 2, 1998, with UBS-LB (the "UBS Forward Agreement"), which provides for certain purchase price adjustments. The maturity date of the UBS Forward Agreement is February 2, 1999, subject to acceleration as described more fully below.

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

     To secure the Company's obligations under the UBS Forward Agreement, the UBS Forward Agreement provides for quarterly payments of collateral equal to 1,100,000 times 105% of the amount by which the market price of a Common Share is below the Forward Price. The collateral may be in the form of cash, letters of credit or freely tradable shares. As of the last recalculation date of the Forward Price, which was July 31, 1998, the Forward Price was $27.145 per share. Based on the then current share price of $23.875, this resulted in a collateral requirement of approximately $3.6 million. The Company secured this requirement entirely with cash and letters of credit.

     Although maturity date of the UBS Forward Agreement is February 2, 1998, if the closing price of the Common Shares falls below $16.40 for a period of three consecutive trading days, or if the market value of Common Shares, excluding operating partnership units, declines to or below $600 million, UBS-LB has the right to force a complete settlement under the UBS Forward Agreement, if the closing price of the Common Shares falls below $18.50 for a period of three consecutive trading days, UBS-LB has the right to force a settlement with respect to 67% of the Transaction. UBS-LB also has the right to force a complete settlement under the UBS Forward Agreement if the Company:

 . is in default with respect to certain financial covenants under the UBS
  Forward Agreement
 . is in default under its credit facility with a syndicate of lenders or any other unsecured lending agreement, or
 . fails to post sufficient cash collateral.

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

     The operating partnership and the Company entered into a Purchase Agreement, dated February 2, 1998, with UBS Limited and Union Bank of Switzerland, London Branch, acting through its agent UBS Securities LLC (all as succeeded by UBS AG, London Branch, acting through its agent Warburg Dillon Read, LLC, "UBS-LB") involving the sale of 1,100,000 Common Shares (the "UBS Purchase Agreement"). The operating partnership and the Company also entered into a related forward stock contract, dated February 2, 1998, with UBS-LB (the "UBS Forward Agreement"), which provides for certain purchase price adjustments. The maturity date of the UBS Forward Agreement is February 2, 1999, subject to acceleration as described more fully below.

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

     To secure the Company's obligations under the UBS Forward Agreement, the UBS Forward Agreement provides for quarterly payments of collateral equal to 1,100,000 times 105% of the amount by which the market price of a Common Share is below the Forward Price. The collateral may be in the form of cash, letters of credit or freely tradable shares. As of the last recalculation date of the Forward Price, which was July 31, 1998, the Forward Price was $27.145 per share. Based on the then current share price of $23.875, this resulted in a collateral requirement of approximately $3.6 million. The Company secured this requirement entirely with cash and letters of credit.

     Although maturity date of the UBS Forward Agreement is February 2, 1998, if the closing price of the Common Shares falls below $16.40 for a period of three consecutive trading days, or if the market value of Common Shares, excluding operating partnership units, declines to or below $600 million, UBS-LB has the right to force a complete settlement under the UBS Forward Agreement, if the closing price of the Common Shares falls below $18.50 for a period of three consecutive trading days, UBS-LB has the right to force a settlement with respect to 67% of the Transaction. UBS-LB also has the right to force a complete settlement under the UBS Forward Agreement if the Company:

 . is in default with respect to certain financial covenants under the UBS
  Forward Agreement
 . is in default under its credit facility with a syndicate of lenders or any other unsecured lending agreement, or
 . fails to post sufficient cash collateral.

     Settlement in cash would involve the repurchase of 1,100,000 shares at a price per share equal to the Forward Price. Assuming the Forward Price remains at $27.145, the Company's repurchase price would total approximately $29.9.
If the Company settled the UBS Forward Agreement in cash, the Company would expect to use borrowings under the Company's existing $300 million corporate revolver or various secured borrowings which the Company is currently negotiating.

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

                                     INCREASE/(DILUTION) IN VALUE
     MARKET PRICE                        OF COMMON SHARES (1)
     ------------                        --------------------

         $30                                    0.26%
         $25                                   (0.24%)
         $20                                   (1.00%)
         $15                                   (2.25%)
         $10                                   (4.76%)

----------

(1) Assumes a Forward Price of $27.145.

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