Form 10-Q/A
period 1998-09-30
PRENTISS PROPERTIES TRUST/MD
filed 1998-12-24
CIK 1011699

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
                                                                                           -----------
         Item 1.  Financial Statements

                  Consolidated Balance Sheets of Prentiss Properties Trust at
                  September 30, 1998 (unaudited) and December 31, 1997                             4

                  Consolidated Statements of Income of Prentiss
                  Properties Trust for the three month periods ended
                  September 30, 1998 and 1997 and the nine month
                  periods ended September 30, 1998 and 1997 (unaudited)                            5

                  Consolidated Statements of Cash Flows of Prentiss
                  Properties Trust for the nine month periods ended
                  September 30, 1998 and 1997 (unaudited)                                          6

                  Notes to Consolidated Financial Statements                                    7-19

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                          20-29

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk                      29

PART II: OTHER INFORMATION

         Item 1.  Legal Proceedings                                                               30
         Item 2.  Changes in Securities                                                           30
         Item 3.  Defaults Upon Mortgages and Notes Payable                                       30
         Item 4.  Submission of Matters to a Vote of Security Holders                             30
         Item 5.  Other Information                                                               30
         Item 6.  Exhibits and Reports on Form 8-K                                             30-32

SIGNATURE                                                                                         33

   This Amendment No. 1 to Form 10-Q amends and supplements the quarterly report on Form 10-Q for the three month period ended September 30, 1998, filed with the Securities and Exchange Commission on November 13, 1998 (the "Form 10-Q"), of Prentiss Properties Trust (the "Company"). Capitalized terms used herein have the meanings ascribed to such terms in the Form 10-Q unless otherwise defined herein. The Form 10-Q is hereby amended and supplemented as follows by adding a discussion to Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations regarding a common share purchase agreement and related forward stock contract with UBS Limited and Union Bank of Switzerland, London Branch:

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
                                                                   ===============       ===============

Offerings, Unit Conversion, UBS Forward Agreement, Preferred Shares, and Share Purchase and Repurchase Programs

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

     To secure the Company's obligations under the UBS Forward Agreement, the UBS Forward Agreement provides for quarterly payments of collateral equal to 1,100,000 times 105% of the amount by which the market price of a Common Share is below the Forward Price. The collateral may be in the form of cash, letters of credit or freely tradable Common Shares. As of the last recalculation date of the Forward Price, which was October 30, 1998, the Forward Price was $27.227 per share. Based on the then current share price of $20.625, this resulted in a collateral requirement of approximately $7.3 million. The Company has secured this requirement entirely with cash and letters of credit.

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

     To secure the Company's obligations under the UBS Forward Agreement, the UBS Forward Agreement provides for quarterly payments of collateral equal to 1,100,000 times 105% of the amount by which the market price of a Common Share is below the Forward Price. The collateral may be in the form of cash, letters of credit or freely tradable Common Shares. As of the last recalculation date of the Forward Price, which was October 30, 1998, the Forward Price was $27.227 per share. Based on the then current share price of $20.625, this resulted in a collateral requirement of approximately $7.3 million. The Company has secured this requirement entirely with cash and letters of credit.

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

     Settlement in cash would involve the repurchase of 1,100,000 shares at a price per share equal to the Forward Price. Assuming the Forward Price remains at $27.227, the Company's repurchase price would total approximately $29.9 million. If the Company settled the UBS Forward Agreement in cash, the Company would expect to use borrowings under the Company's existing $300 million corporate revolver or various secured borrowings which the Company is currently negotiating.

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

                                          INCREASE/(DILUTION) IN VALUE
     MARKET PRICE                             OF COMMON SHARES (1)
     ------------                           -----------------------

         $30                                         0.26%
         $25                                        (0.25%)
         $20                                        (1.02%)
         $15                                        (2.30%)
         $10                                        (4.87%)

--------------------
(1)  Assumes a Forward Price of $27.227.

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