Form 10-K405/A
period 1997-12-31
PRENTISS PROPERTIES TRUST/MD
filed 1999-01-25
CIK 1011699

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 2

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

     This Amendment No. 2 to Form 10-K (the "Form 10-K/A") amends and supplements the annual report on Form 10-K for the fiscal year ended December 31, 1997, filed with the SEC on March 30, 1998 and amended by Amendment No. 1 filed with the SEC on December 24, 1998 (the "Form 10-K"), of Prentiss Properties Trust (the "Company"). Capitalized terms used herein have the meanings ascribed to such terms in the Form 10-K unless otherwise defined herein.

     The Form 10-K is hereby amended and supplemented by amending and restating the section entitled "Risk Factors" in Part I, Item 1, to comply with the SEC's new plain English rules and to clarify other disclosures throughout the Form 10-K.


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

(1) The area of a property for which a tenant is required to pay rent which includes the actual rentable area plus a portion of the common areas of the property allocated to the tenant.

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


The bankruptcy or insolvency of our major tenant or the failure of our major tenant to pay rent could have a potential adverse effect on operating performance.

     For the year ended December 31, 1997, rent from our largest tenant, IBM, accounted for 5.3% of our total revenues. We have leases with IBM in two properties. We have extended both leases so that 46% of the rentable area for one of the properties will expire in the year 2009. 70% of the rentable area for the other property will expire in the year 2011 and the remainder will expire in 2006. The bankruptcy or insolvency of, or a downturn in the business of, any major tenant such as IBM could result in a failure or delay in the tenant's rent payments. Such a failure would adversely affect our business.

The geographic concentration of our properties in markets which are in economic decline could have a material adverse effect on operating performance.

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

Our acquisition, redevelopment, development and construction activities may give rise to unexpected cost and can make it difficult to predict revenue potential.

     Our acquisition of new properties and lack of operating history give rise to difficulties in predicting revenue potential.

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


     Our redevelopment, development and construction activities may give rise to unexpected costs.

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

Cost increases or revenue decreases can adversely affect property yields and values.

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

Tenant defaults and bankruptcy could cause rent collection difficulties.

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

Property maintenance costs may escalate beyond our ability to recover such costs through rents.

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

Non-renewal of leases and non-reletting of space could adversely affect our rental revenues.

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

Some of our competitors in markets in which we have properties may have newer, better located or better capitalized properties.

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

Properties with environmental problems could cause us to incur cleanup costs or other liabilities.

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

Americans with Disabilities Act compliance could lead to unanticipated costs.

     The Americans with Disabilities Act of 1990 requires all public accommodations and commercial facilities to meet federal requirements related to access and use by disabled persons. Compliance with the Americans with Disabilities Act requirements could require removal of access barriers, and non-compliance could result in imposition of fines by the U.S. government or an award of damages to private litigants. Although we believe that our properties are substantially in compliance with these requirements, a determination that we are not in compliance with the Americans with Disabilities Act could result in the imposition of fines or an award of damages to private litigants. If we were required to make unanticipated expenditures to comply with the ADA, our cash flow and the amounts available for distributions to our shareholders may be adversely affected.

Some of our properties may be subject to uninsured losses such as from earthquakes.

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

Property ownership through partnerships and joint ventures could subject us to the contrary business objectives of our partners or co-ventures.

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

Our properties are illiquid assets.

     Our investments in properties are relatively illiquid. This illiquidity will tend to limit our ability to vary our portfolio promptly in response to changes in economic or other conditions.

Our incurrence of debt could have a material adverse effect on operating performance.

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

Our use of variable rate debt and derivative financial instruments may cause an increase in debt service costs.

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

     If we are unable to replace construction loans with permanent financing, we may have to sell development property at a loss.

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

Our shareholders' ability to effect a change of control may be limited.

     We have a shareholder rights plan.

     In February 1998, we adopted a shareholder rights plan and declared a dividend of one purchase right for each common share of beneficial interest. The purchase rights may have the effect of delaying, inhibiting or preventing a transaction or a change in control of us that might involve a premium price for the common shares or otherwise be in the best interest of our shareholders. The purchase rights can cause substantial dilution to a person or group that acquires 10% or more of our outstanding common shares without the purchase rights having been redeemed by our board of trustees. However, because the purchase rights are redeemable by our board of trustees, the purchase rights should not interfere with any merger or other business combination approved by our board of trustees.

     We have an ownership limitation.

     In order to maintain our qualification as a REIT under the Internal Revenue Code of 1986, no more than 50% in value of our outstanding shares of beneficial interest may be owned, directly or indirectly, by five or fewer individuals during the last half of our taxable year, other than our 1996 taxable year. To ensure that we will not fail to qualify as a REIT, our declaration of trust authorizes our board of trustees to take such actions as are necessary and desirable to preserve our qualification as a REIT. In particular, our declaration of trust has an ownership limitation which provides that no person may own, directly or indirectly, more than 8.5% of the number of outstanding common shares, other than Michael V. Prentiss, who currently may own up to 15% of the number of outstanding common shares, or more than 9.8% of the number of outstanding preferred shares of beneficial interest of any series.

     Our board of trustees, upon receipt of a ruling from the IRS, an opinion of counsel or other evidence satisfactory to our board of trustees, may exempt a proposed transferee from the ownership limitation. For example, our board of trustees has exempted Security Capital Preferred Growth Incorporated from the ownership limitation on the condition that Security Capital not own more than 11% of the number of outstanding common shares. Our board of trustees may not grant an exemption from the ownership limitation to any proposed transferee if such exemption would result in the termination of our status as a REIT.

     The ownership limitation may have the effect of delaying, inhibiting or preventing a transaction or a change in control that might involve a premium price for the common shares or otherwise be in the best interests of our shareholders.

     We have a staggered board.

     Our board of trustees is divided into three classes, with only a portion of our board of trustees standing for election at each annual meeting. The staggered terms of trustees may reduce the possibility of a tender offer or an attempt to change control of us, even though a tender offer or change in control might be in the best interest of our shareholders.

     The board of trustees can issue additional shares.

     Our declaration of trust authorizes our board of trustees to:

     . amend our declaration of trust, without shareholder approval, to increase or decrease the aggregate number of shares of beneficial interest or the number of shares of beneficial interest of any class that we have the authority to issue;
     . issue additional authorized but unissued preferred or common shares; and . classify or reclassify any unissued common shares or preferred shares and to set the preferences, rights and other terms of such classified or unclassified shares.

     These provisions may have the effect of delaying, deferring or preventing a transaction or a change in control that might involve a premium price for the common shares or otherwise be in the best interest of our shareholders.

If we ever fail to qualify as a REIT, we would not be able to deduct shareholder distributions, and we would be taxed at corporate rates.

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

     If we fail to qualify as a REIT for any taxable year, we would not be allowed a deduction for distributions to our shareholders in computing our taxable income and would be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. Unless entitled to relief under the Internal Revenue Code, we also would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. As a result, cash available for distribution would be reduced for each of the years involved. Although we intend to continue to operate as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause our board of trustees, with the consent of our shareholders holding at least two-thirds of all the outstanding common shares, to revoke the REIT election.

     We have minimum distribution requirements that could require us to incur additional debt.

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

     If the operating partnership fails to be classified as a partnership for federal income tax purposes, we could lose our REIT status.

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

     Changes in tax laws could affect our REIT status.

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

Conflicts of interests in our business could result in decisions not in your best interest.

     Prentiss Principals could have differing objectives from other shareholders upon the sale, refinancing or prepayment of indebtedness of properties.

     Messrs. Prentiss, August and DuBois, our senior executive officers, and their affiliates may have unrealized taxable gain associated with their units of limited partnership interest in the operating partnership. Messrs. Prentiss, August and DuBois may suffer different and more adverse tax consequences than our other shareholders upon the sale or refinancing of properties that they contributed to the operating partnership by Messrs. Prentiss, August and DuBois. Therefore, Messrs. Prentiss, August and DuBois and our other shareholders may have different objectives regarding the appropriate pricing and timing of any sale or refinancing of properties. While we, through Prentiss Properties I, Inc., the general partner of the operating partnership, have the exclusive authority as to whether and on what terms to sell or refinance an individual property, Messrs. Prentiss, August and DuBois may influence us not to sell, or refinance or prepay the indebtedness associated with properties even though such a transaction might otherwise be to our financial advantage, or may influence us to refinance properties with a high level of debt. As of December 31, 1997, we owned 13 properties with an aggregate purchase price of approximately $130.7 million which were subject to restrictions on transfer lasting from two to six years unless the transfer is structured as a tax-deferred like kind exchange under Section 1031 of the Internal Revenue Code.

     Our policies with respect to conflicts of interests may not eliminate the influence of conflicts.

     We have adopted policies intended to minimize conflicts of interest. For example, our bylaws require that all transactions in which executive officers or trustees have a conflicting interest with us must be approved by a majority of our trustees that are not affiliated with any of our affiliates or by the holders of a majority of the common shares held by disinterested shareholders. There can be no assurance that our policies will be successful in eliminating the influence of conflicts. Decisions could be made that might fail to reflect fully the interests of all our shareholders. Our declaration of trust includes a provision permitting each individual trustee to engage in the type of business activities conducted by us without first presenting any investment opportunities to us, even though such investment opportunities may be within the scope of our investment policies.

Our board of trustees may change policies and incur debt without shareholder approval.

     Our board of trustees determines our investment, financing, borrowing and distribution policies, and our policies with respect to all other activities, including growth, capitalization and operations. Our board of trustees has adopted a debt limitation policy limiting our total combined indebtedness plus our pro rata share of joint venture debt to 50% or less of our total market capitalization, but our organizational documents do not contain any limitation on the amount of indebtedness we may incur. Although our board of trustees has no present intention to do so, these policies may be amended or revised at any time and from time to time at the discretion of our board of trustees without a vote of our shareholders. A change in these policies could adversely affect our financial condition, results of operations or the market price of the common shares.

We are dependent on the services of Michael V. Prentiss and Thomas F. August.

     We are dependent on the efforts of our executive officers, particularly Messrs. Prentiss and August. The loss of their services could have an adverse effect on our operations. Each of Messrs. Prentiss and August have entered into an employment agreement. Messrs. Prentiss and August have agreed in their employment agreements that for a period of two (2) years after they are no longer employed by the Company they will not enter into employment with any company which is in a business that is competitive to the business of the Company. If this provision, or if similar provisions in other employment agreements with our other employees are determined to not be binding on Messrs. Prentiss or August, or any other employee, those persons would be able to enter into employment with companies which compete with us immediately after those persons ceased to be employed by us. Certain assets of affiliates of the predecessor entities were not contributed to us in the transactions in which we were formed, and our executive officers, including Messrs. Prentiss and August, may devote some of their management time to those excluded assets.

Our third-party property management, leasing, development and construction business and related services involve relationships which may be subject to early termination or a lack of control.

     Through the operating partnership and Prentiss Properties Limited, Inc., we engage in the business of management, leasing, development and construction of properties owned by third parties. Risks associated with these activities include the following:

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

     The capital stock of Prentiss Properties Limited, Inc. is divided into two classes: voting common stock, all of which is owned by Mr. Prentiss; and nonvoting common stock, all of which we hold through the operating partnership. The voting common stock represents 5% of the ownership interests in Prentiss Properties Limited, Inc. and the nonvoting common stock represents 95% of the ownership interests in Prentiss Properties Limited, Inc. Mr. Prentiss, as the holder of all of Prentiss Properties Limited, Inc. voting common stock, has the ability to elect the directors of Prentiss Properties Limited, Inc. We are not able to elect directors and, therefore, are not able to influence the day-to-day management decisions of Prentiss Properties Limited, Inc. As a result, the board of directors and management of Prentiss Properties Limited, Inc. may implement business policies or decisions that we would not have implemented and that are adverse to our interests and which could adversely impact our net operating income and cash flow.

We have shares available for future sale that could adversely affect the price of our common shares.

     Under our declaration of trust, we have the authority to do the following:

     . Amend our declaration of trust, without shareholder approval, to increase or decrease the aggregate number of shares of beneficial interest or the number of shares of beneficial interest of any class, including common shares, that we have the authority to issue and
     . Issue additional authorized but unissued common shares or preferred shares.

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

     In December 1997 and March 1998, we issued an aggregate of 3,773,585 Series A Cumulative Convertible Preferred Shares to Security Capital in a private placement. The Series A Preferred Shares are convertible into our common shares beginning on January 1, 1999. Security Capital may sell such common shares pursuant to a registration statement that we will file. We can make no prediction concerning the effect that such issuance or future sales of any such common shares will have on market prices.

Our shareholders may face potential dilution of capital stock or decrease of liquidity in connection with settlement of the UBS forward agreement.

     The operating partnership and we have entered into a Purchase Agreement, dated February 2, 1998, with UBS Limited and Union Bank of Switzerland, London Branch, acting through its agent UBS Securities LLC (all as succeeded by UBS AG, London Branch, acting through its agent Warburg Dillon Read LLC, "UBS-LB") involving the sale of 1,100,000 common shares. The operating partnership and us have also entered into a related forward stock contract, dated February 2, 1998, with UBS-LB which provides for certain purchase price adjustments. The maturity date of the UBS forward agreement is February 2, 1999, subject to acceleration as described more fully below.

     The UBS forward agreement generally provides that if the market price of a common share on the maturity date is less than a certain amount, which we refer to as the "forward price," we must pay UBS-LB the difference multiplied by 1,100,000. Similarly, if the market price of a common share is above the forward price, UBS-LB must pay us the difference in common shares. If we choose not to, or if we cannot, settle in freely tradable common shares, we must repurchase the 1,100,000 shares at the forward price in cash. Over the life of the UBS forward agreement, the forward price will be adjusted by LIBOR plus 135 basis points, minus any dividends received on the common shares. The forward price is calculated using the original issue price of $27.00 per share and adjusting it to provide a return equal to LIBOR plus 135 basis points, less any dividends paid during the same period.

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

Year 2000 non-compliance may cause operational problems.

       The Y2K compliance problem is the result of computer programs designed to use two digit rather than four digit years. Thus, the year 1998 is represented as 98 and the year 2000 would be represented as 00. This could be interpreted as either 1900 or 2000. To systems that have Y2K related issues, the time may seem to have reverted back 100 years. Systems, equipment and software with exposure to Y2K related problems exist not only in computerized information systems but also in building operating systems such as elevators, alarm systems, energy management systems, phone systems, and numerous other systems and equipment. Failure to adequately identify and correct Y2K related problems could result in a systems failure or malfunction with potential adverse effects including personal injury, property damage, and disruption of operations. Any or all of these failures could materially and adversely affect our business, financial condition, or results of operations.

       Due to the exposure and potential liabilities inherent in both the computerized information systems and non-information systems with imbedded technology that we use internally, in September 1997, we created a Y2K committee headed by the Vice President of Information Systems and co-chaired by the Vice President of National Property Operations.

     The total costs associated with required modifications to become Y2K compliant are not expected to be material to our financial position. We currently estimate the total Y2K readiness costs will be between $500,000 and $600,000. These costs are net of our personnel costs that are considered to be part of normal operating costs. Our readiness program is an ongoing process and the estimates of costs and completion dates for the various categories described above are subject to material change.

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

                                 PRENTISS PROPERTIES TRUST



                                 By:     /s/ Thomas P. Simon
                                    ----------------------------------
                                             Thomas P. Simon
                                             Vice President
Date:     January 25, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                Date                                     Signature
                ----                                     ---------

          January 25, 1999                        /s/ Michael V. Prentiss
                                            ------------------------------------
                                                    Michael V. Prentiss
                                                  Chief Executive Officer
                                             Chairman of the Board and Trustee

          January 25, 1999                          /s/ Thomas F. August
                                            ------------------------------------
                                                      Thomas F. August
                                               President and Chief Operating
                                                      Officer Trustee

          January 25, 1999                           /s/ Mark R. Doran
                                            ------------------------------------
                                                       Mark R. Doran
                                                  Chief Financial Officer

          January 25, 1999                          /s/ Thomas P. Simon
                                            ------------------------------------
                                                      Thomas P. Simon
                                                       Vice President

          January 25, 1999
                                            ------------------------------------
                                                    Thomas J. Hynes, Jr.
                                                          Trustee

          January 25, 1999                         /s/ Barry J.C. Parker
                                            ------------------------------------
                                                     Barry J.C. Parker
                                                          Trustee

          January 25, 1999                     /s/ Dr. Leonard M. Riggs, Jr.
                                            ------------------------------------
                                                 Dr. Leonard M. Riggs, Jr.
                                                          Trustee

          January 25, 1999                        /s/ Ronald G. Steinhart
                                            ------------------------------------
                                                    Ronald G. Steinhart
                                                          Trustee

          January 25, 1999                         /s/ Lawrence A. Wilson
                                            ------------------------------------
                                                     Lawrence A. Wilson
                                                          Trustee