Form 10-Q/A
period 1998-09-30
PRENTISS PROPERTIES TRUST/MD
filed 1999-01-25
CIK 1011699

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                  FORM 10-Q/A

                                AMENDMENT NO. 2


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

   This Amendment No. 2 to Form 10-Q amends and supplements the quarterly report on Form 10-Q for the three month period ended September 30, 1998, filed with the Securities and Exchange Commission on November 13, 1998 as amended by Amendment No. 1, filed on December 24, 1998 (the "Form 10-Q"), of Prentiss Properties Trust (the "Company"). Capitalized terms used herein have the meanings ascribed to such terms in the Form 10-Q unless otherwise defined herein. The Form 10-Q is hereby amended and supplemented as follows:

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

     To secure the Company's obligations under the UBS Forward Agreement, the UBS Forward Agreement provides for quarterly payments of collateral equal to 1,100,000 times 105% of the amount by which the market price of a Common Share is below the Forward Price. The collateral may be in the form of cash, letters of credit or freely tradable Common Shares. As of the last recalculation date of the Forward Price, which was October 30, 1998, the Forward Price was $27.227 per share. Based on the then current share price of $20.625, this resulted in a collateral requirement of approximately $7.3 million. The Company has secured this requirement entirely with letters of credit totaling approximately $3.6 million and one cash payment of $3.7 million. The Company's cash payment of approximately $3.7 million on November 6, 1998 is included as restricted cash in the Company's financial statements at December 31, 1998. On January 21, 1999 the Company reacquired all of the 1.1 million Common Shares from UBS for proceeds totaling $30.0, inclusive of the November 6, 1998 $3.7 million cash payment. The Company funded the acquisition of the Common Shares with borrowings under the Company's Line of Credit (as defined in Note 4).

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


                              PRENTISS PROPERTIES TRUST



Date:  January 25, 1999          By:     /s/ Thomas P. Simon
                                 -----------------------------------------------
                                 Thomas P. Simon
                                 (Vice President and Chief Accounting Officer)