Form 10-K405
period 1998-12-31
PRENTISS PROPERTIES TRUST/MD
filed 1999-03-29
CIK 1011699

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K


(Mark One)
   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

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

                                     NONE
                               (Title of class)

         Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 23, 1999, was approximately $698,724,421.

         As of March 23, 1999, the number of Common Shares of Beneficial Interest outstanding was 37,856,595, and the number of outstanding Participating Cumulative Redeemable Preferred Shares of Beneficial Interest, Series A, was 3,773,585.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporates by reference the Company's Definitive Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held on May 4, 1999.

                           PRENTISS PROPERTIES TRUST

                                     INDEX

                                                                                                                 FORM 10-K
                                                                                                                  REPORT
ITEM NO.                                                                                                           PAGE
--------                                                                                                         ---------
Forward-Looking Statements.................................................................................         3

                                                                PART I

   1.  Business............................................................................................         3
   2.  Properties..........................................................................................        18
   3.  Legal Proceedings...................................................................................        23
   4.  Submission of Matters to a Vote of Security Holders.................................................        23

                                                                PART II

   5.  Market for Registrant's Common Equity and Related Shareholder Matters...............................        23
   6.  Selected Financial and Operating Data...............................................................        26
   7.  Management's Discussion and Analysis of Financial Condition and Results of Operations...............        28
  7A.  Quantitative and Qualitative Disclosures About Market Risk..........................................        41
   8.  Financial Statements and Supplementary Data.........................................................        42
   9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................        42

                                                               PART III

  10.  Trustees and Executive Officers of the Company......................................................        42
  11.  Executive Compensation..............................................................................        42
  12.  Security Ownership of Certain Beneficial Owners and Management......................................        42
  13.  Certain Relationships and Related Transactions......................................................        42

                                                                PART IV

  14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K....................................        42

                          FORWARD-LOOKING STATEMENTS

         This Form 10-K and the documents incorporated by reference herein may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). When used in this Form 10-K, words such as "anticipate," "believe," "estimate," "expect," "intend," "predict," "project," and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management as well as assumptions made by and information currently available to us. These forward-looking statements are subject to certain risks, uncertainties and assumptions, including risks, uncertainties and assumptions related to the following:

 .    The geographic concentration of our properties;     .        Conflicts of interest;

 .    Our real estate acquisition, redevelopment,         .        Change in our investment, financing and
     development and construction activities;                     borrowing policies without shareholder approval;

 .    Operating performance of properties;                .        Our dependence on key personnel;

 .    Our incurrence of debt;                             .        Our third-party property management, leasing,
                                                                  development and construction business and related
                                                                  services; and

 .    Limited ability of shareholders to effect a         .        Effect of shares available for future sale on
     change of control;                                           price of common shares.

 .    Our failure to qualify as a REIT;

         Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected or projected. Such forward-looking statements reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions, relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. You should specifically consider the various factors identified in this Form 10-K and the documents incorporated by reference herein, which could cause actual results to differ.

                                    PART I

ITEM 1.       BUSINESS

OVERVIEW

         The Company is a Maryland Real Estate Investment Trust ("REIT") that acquires, owns, manages, leases, develops and builds office and industrial properties throughout the United States. The Company is self-administered in that it provides its own administrative services, such as accounting, tax and legal, internally through its own employees. The Company is self-managed in that it internally provides all the management and maintenance services that its properties require through its own employees such as property managers, leasing professionals and engineers. The Company operates principally through Prentiss Properties Acquisition Partners, L.P. and its subsidiaries (the "Operating Partnership") and Prentiss Properties Limited, Inc. (the "Manager")(collectively referred to herein as the "Company"). As of December 31, 1998 the Company owned interests in a diversified portfolio of 233 primarily suburban Class A office and suburban industrial properties containing approximately 21.5 million net rentable square feet. The properties consist of 128 office buildings (the "Office Properties") containing approximately 14.4 million net rentable square feet and 105 industrial buildings (the "Industrial Properties" and together with the Office Properties, the "Properties") containing approximately 7.1 million net rentable square feet. The Properties include 13

Properties containing 1.7 million square feet that are in various stages of development or have been recently developed by the Company and are in various stages of lease-up (the "Development Properties"). The Development Properties upon completion will include 1.5 million square feet of office space and 262,000 square feet of industrial space. As of December 31, 1998, the Office Properties and Industrial Properties, exclusive of the Development Properties, were approximately 96% leased to approximately 1,205 tenants and approximately 98% leased to approximately 314 tenants, respectively. In addition to managing the Properties that the Company owns or has ownership interest in, the Company manages approximately 29.4 million net rentable square feet in office, industrial and other properties that are owned by unrelated third parties.

         The Company's primary business is the ownership and operation of office and industrial Properties throughout the United States. The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting, which disaggregates its business by geographic region. The Company's reportable segments are the Company's six regions which include (1) Mid-Atlantic; (2) Midwest; (3) Northeast; (4) Southeast; (5) Southwest; and (6) West.

The Company's Properties are located in 12 core markets and three other markets which are included in the Company's reportable segments as follows:

REPORTABLE SEGMENT                MARKET
------------------                ------
Mid-Atlantic                      Metropolitan Washington, D.C.
Midwest                           Chicago, Detroit, Kansas City
Northeast                         Suburban Philadelphia
Southeast                         Atlanta
Southwest                         Dallas/Fort Worth, Houston, Denver, Austin
West                              San Diego, Los Angeles, San Francisco Bay Area, Sacramento, Arizona

         For revenues, profit and loss, and total asset information on each of the Company's segments see Note 22 to the Company's Consolidated and Combined Financial Statements.

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

     External Growth
         Acquisitions

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

         The Company believes it is particularly well-positioned to acquire properties because of its: (i) presence in and knowledge of its 12 core markets and 3 other markets across the United States through a diversified base of approximately 3,000 tenants and existing relationships with 64 different management clients; (ii) access to capital as a public company, including its credit facilities; (iii) reputation as a buyer with the ability to execute complicated transactions; (iv) fully-integrated operations which allow rapid response to opportunities; (v) UPREIT structure, which may allow sellers to defer tax consequences on sale; and (vi) relationships with real estate brokers, institutional owners, and third-party management clients, which often allow preferential access to opportunities.

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

         During the year ended December 31, 1998, the Company acquired 84 Properties. The following table sets forth the market, Company segment, month of acquisition, number of buildings, building type, net rentable square feet and purchase price of the Properties the Company acquired in 1998 ("Acquired Properties"). See "Item 2. Properties" for additional information relating to the Company's Properties.

                                                                      MONTH OF     NUMBER OF             NET RENTABLE    PURCHASE
1998 ACQUIRED PROPERTIES        MARKET                SEGMENT        ACQUISITION   BUILDINGS     TYPE   SQUARE FEET/(1)/   PRICE
------------------------        ------                -------        -----------   ---------     ----   ---------------   -------
                                                                                                        (in thousands) (in millions)

Creamery Way                   Sub. Philadelphia       Northeast      January 1998      3       Office           141         $13.8
Carrara Place                  Denver                  Southwest      January 1998      1       Office           234          31.0
San Francisco Bay Area Ind.    San Francisco Bay Area  West           January 1998      6      Industrial        382          26.6
Newport National
Corporation/(2)/               San Diego/Arizona       West          February 1998     49      Off./Ind.       1,012          80.3
Pencader Courtyards            Sub. Philadelphia       Northeast        April 1998      2       Office            53           5.2
Park Central Plaza             Kansas City             Midwest            May 1998      2       Office           148          19.9
The Ordway                     San Francisco Bay Area  West               May 1998      1       Office           526          77.0
Fidinam Office Portfolio/(3)/  Houston                 Southwest         June 1998      7       Office         1,045          84.6
6600 Rockledge                 Metro. Washington, D.C. Mid-Atlantic      June 1998      1       Office           156          22.1
1800 Sherman Avenue            Chicago                 Midwest         August 1998      1       Office           136          14.8
701 Warrenville Road           Chicago                 Midwest         August 1998      1       Office            67          10.4
Oaklands Corporate Center      Sub. Philadelphia       Northeast       August 1998      7       Office           348          35.2
One O'Hare Centre              Chicago                 Midwest         August 1998      1       Office           380          65.0
Willow Oaks I & II             Metro. Washington, D.C. Mid-Atlantic    August 1998      2       Office           387          76.0
                                                                                       --                      -----        ------
Total Acquired Properties                                                              84                      5,015        $561.9
                                                                                       ==                      =====        ======

/(1)/ The area of a Property for which a tenant is required to pay rent, which includes the actual rentable area plus a portion of the common areas of the Property allocated to a tenant.
/(2)/ The Newport National Corporation contains four Office Properties including: (i) Plaza I & II (two Properties); (ii) Carlsbad Pacifica; and
       (iii) The Campus and, 45 Industrial Properties including: (i) San Diego Industrial Properties (38 Properties); and (ii) Arizona Industrial Properties (seven Properties).
/(3)/  The Fidinam Office Portfolio contains seven Office Properties including:
       (i) 14425 Torrey Chase; (ii) 14505 Torrey Chase; (iii) 7575 San Felipe;
       (iv) International Energy Center; (v) Northchase Place; (vi) One Westchase Center; and (vii) Westheimer Central Plaza.

         Development

         In addition to acquisition opportunities, the Company intends to capitalize on its development capabilities by selectively developing (and redeveloping) properties in markets with favorable current and projected long-term demographic characteristics and supply-demand imbalances. The Company controls all aspects of the development process, including site selection, project concept, design and construction, financing, leasing and property management. The Company intends to continue developing industrial and office properties on a build-to-suit basis, but it will also consider selective opportunities for speculative development, when appropriate. During the year ended December 31, 1998, the Company completed construction of two Office Properties and two Industrial Properties containing 300,000 and 299,000 square feet, respectively, that were leased and phased into operations. In addition, the Company began development of 1.0 million net rentable square feet of office space during the year.

                                                                             NUMBER OF                    NET RENTABLE
DEVELOPMENT COMPLETIONS              MARKET                 SEGMENT          BUILDINGS        TYPE       SQUARE FEET/(1)/
-----------------------              ------                 -------          ---------        ----       ----------------
                                                                                                         (in thousands)
IBM Call Center                       Dallas/Fort Worth      Southwest           1           Office                150
WestPoint Office Building             Dallas/Fort Worth      Southwest           1           Office                150

375 N. Fairway Drive /(2)/            Chicago                Midwest             1         Industrial              136
5170-5250 6th Street /(3)/            Milwaukee              Midwest             1         Industrial              163
                                                                                 -                                 ---
                                                                                 4                                 599
                                                                                 =                                 ===

DEVELOPMENT STARTS
------------------

Barton Skyway                         Austin                 Southwest           1           Office                199
Spyglass Point                        Austin                 Southwest           1           Office                 60
Lakeview Center                       Dallas/Fort Worth      Southwest           1           Office                101
Millennium Center                     Dallas/Fort Worth      Southwest           1           Office                 90
Bannockburn Centre                    Chicago                Midwest             1           Office                230
Seven Mile Crossing                   Sub. Detroit           Midwest             1           Office                 90
Research Office Center                Metro. Washington,     Mid-Atlantic        1           Office                151
                                      D.C.
Croton Road Corporate Center          Sub. Philadelphia      Northeast           1           Office                 97
                                                                                 -                               -----
                                                                                 8                               1,018
                                                                                 =                               =====

/(1)/ The area of a Property for which a tenant is required to pay rent, which includes the actual rentable area plus a portion of the common areas of the Property allocated to a tenant.
/(2)/ The 375 N. Fairway Drive Property is included in the Company's "Chicago Industrial" Properties grouping throughout this Form 10-K.
/(3)/ During December 1998, the Company sold all of its holdings in the Milwaukee market including its 5170-5250 6th Street building.

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

         The Company achieves reductions in operating costs by performing many functions (e.g., engineering, tax and legal) in-house instead of hiring third parties and by employing benchmarking and best practices methodologies. The Company's benchmarking program compares operating costs and efficiencies of each Property with other Company Properties and with other office and industrial properties. Under the program, the Company conducts periodic evaluations of forty key performance indicators at each building and compares the results to a variety of benchmarks (e.g., specific buildings, portfolios, regions and the industry). The Company's best practices methodology involves continuously analyzing benchmarking data, investigating Properties that perform better than the norm and regularly disseminating and sharing information with respect to the best practices employed at the better performing Properties throughout the Company's management system. By employing these methodologies, the Company believes that it can continue to capitalize on opportunities to reduce operating costs and operate the Properties more efficiently and effectively.

         The Company uses centralized cash management, national alliances with service providers, a sophisticated budgeting system and state-of-the-art information systems to improve efficiency and increase profits. Training is provided through Prentiss Properties University, a Company-wide professional training program which helps to integrate new operations during periods of rapid expansion, communicate new technology and procedures, and reduce turnover.

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

THIRD-PARTY MANAGEMENT

         At December 31, 1998, the Company managed 260 office and industrial properties for 64 third-party management clients. These properties are located throughout the United States, contain approximately 29.4 million net rentable square feet and are leased to over 1,500 tenants.

         The Company's management business serves a broad base of clients, including major financial institutions and pension funds, large corporate users, real estate advisory firms and real estate investment groups.

         In addition to property management and leasing, the Company offers its clients a full range of fee-based services, including tenant construction, marketing, insurance, accounting, tax, acquisition, disposition, facilities management, and corporate and asset management services.

FINANCING STRATEGY

         The Company intends to maintain a debt policy (the "Debt Limitation") limiting the Company's total combined indebtedness plus its pro rata share of indebtedness of unconsolidated subsidiaries ("Joint Venture Debt") to 50% of the Company's total equity market capitalization plus its combined indebtedness and pro rata share of Joint Venture Debt ("Total Market Capitalization"). However, the Company's organizational documents do not limit the amount of indebtedness that the Company may incur. Although the Company's board of trustees has no present intention to do so, the Debt Limitation may be amended or revised at any time and from time to time at the discretion of the board of trustees without a vote of the shareholders of the Company. A change in this or similar policies could adversely affect the Company's financial condition, results of operations or the market price of the common shares. As of December 31, 1998, the Company had outstanding indebtedness of approximately $800.3 million, or 42.4%, of Total Market Capitalization (excluding its pro rata share of Joint Venture Debt) and has outstanding total indebtedness, including its pro rata share of Joint Venture Debt, of approximately $877.3 million, or 44.7%, of Total Market Capitalization.

RISK FACTORS

         An investment in us involves various risks. The following describes factors that in some cases may have affected, and in the future could affect, our actual operating results and could cause such results to differ materially from those in any forward-looking statements. This list is not necessarily exhaustive, and new risk factors emerge from time to time. We cannot assure you that the factors described below are all material risks to us at any specific point in time. You should carefully consider the following factors in reviewing this Form 10-K and qualify in their entirety each forward-looking statement.

THE GEOGRAPHIC CONCENTRATION OF OUR PROPERTIES IN MARKETS WHICH ARE IN ECONOMIC DECLINE COULD HAVE A MATERIAL ADVERSE EFFECT ON OPERATING PERFORMANCE.

         Properties located in the Dallas/Fort Worth, Chicago and Metropolitan Washington, D.C. areas provided approximately 14.0%, 11.0% and 18.4% of total revenues in 1998, respectively. Like other real estate markets, these commercial real estate markets have experienced economic downturns in the past, and future declines in any of these economies or real estate markets could adversely affect our cash available for distribution. Our financial performance and ability to make distributions to our shareholders are, therefore, particularly sensitive to the economic conditions in these markets. The local economic climate, which may be adversely impacted by business layoffs or downsizing, industry slowdowns, changing demographics and other factors, and local real estate conditions, such as oversupply of or reduced demand for office, industrial and other competing commercial properties, may affect our revenues and the value of our Properties, including properties to be acquired. We cannot assure you that these local economies will continue to grow at the current pace or at all.

OUR ACQUISITION, REDEVELOPMENT, DEVELOPMENT AND CONSTRUCTION ACTIVITIES MAY GIVE RISE TO UNEXPECTED COSTS AND CAN MAKE IT DIFFICULT TO PREDICT REVENUE POTENTIAL. OUR ACQUISITION OF NEW PROPERTIES AND LACK OF OPERATING HISTORY GIVE RISE TO DIFFICULTIES IN PREDICTING REVENUE POTENTIAL.

         We intend to acquire office and industrial properties. These acquisitions could fail to perform in accordance with expectations. If we fail to accurately estimate occupancy levels, operating costs or costs of improvements to bring an acquired property up to the standards established for its intended market position, the operating performance of the property may be below our expectations. Acquired properties may have characteristics or deficiencies affecting their valuation or revenue potential that we have not yet discovered. We cannot assure you that the operating performance of acquired properties will increase or be maintained under our management.

         During 1998, we acquired a total of 84 Properties containing 5.0 million square feet. Our ability to manage our growth effectively will require us to integrate successfully our new acquisitions into our existing management structure. Many of our Properties have relatively short or no operating history under our management. We have had limited control over the operation of these buildings.

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

         These risks and potential costs may adversely affect our results of operations.

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

         Factors which may affect our revenues and the value of our Properties include:

         . the national, state and local economic climate and real estate conditions, such as oversupply of or reduced demand for space and changes in market rental rates;
         . the perceptions of prospective tenants of the safety, convenience and attractiveness of our Properties;
         . our ability to provide adequate management, maintenance and insurance;
         .  our ability to collect on a timely basis all rent from tenants;
         . the expense of periodically renovating, repairing and reletting spaces;

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

PROPERTY MAINTENANCE COSTS MAY ESCALATE BEYOND OUR ABILITY TO RECOVER SUCH COSTS THROUGH RENTS.

         Our Properties are subject to increases in operating expenses such as cleaning; electricity; heating, ventilation and air conditioning; elevator repair and maintenance; insurance and administrative costs; and other general costs associated with security, landscaping, and repairs and maintenance. While our tenants generally are obligated to pay a portion of these escalating costs, there can be no assurance that our tenants will agree to pay such costs upon renewal or that new tenants will agree to pay such costs. If operating expenses increase, the local rental market may limit the extent to which rents may be increased to meet increased expenses without decreasing occupancy rates. Although we implement incentive measures including evaluation and bonus plans based in-part on cost-savings at each of our Properties, our ability to make distributions to our shareholders could be adversely affected if operating expenses increase without a corresponding increase in revenues.

NON-RENEWAL OF LEASES AND NON-RELETTING OF SPACE COULD ADVERSELY AFFECT OUR RENTAL REVENUES.

         We are subject to several risks upon expiration of leases for space located at our Properties. The leases may not be renewed, the space may not be relet or the terms of renewal or reletting, including the costs of required renovations, may be less favorable than current lease terms. Leases on a total of approximately 13.1% of the total net rentable square feet in our Properties will expire in the 12 months ending December 31, 1999. If we are unable to relet promptly or renew the leases for a particular Property or Properties, if the rental rates upon such renewal or reletting are significantly lower than expected rates or if our budgets for these purposes prove to be inadequate, then our cash flow and ability to make expected distributions to our shareholders may be adversely affected.

SOME OF OUR COMPETITORS IN MARKETS IN WHICH WE HAVE PROPERTIES MAY HAVE NEWER, BETTER-LOCATED OR BETTER-CAPITALIZED PROPERTIES.

         Numerous office and industrial properties compete with our Properties in attracting tenants to lease space. In each market we compete on a number of factors including rental rates, tenant concession allowances, quality and location of buildings, quality of property management, and other economic and non-economic factors. Our major competitors in each market include the following companies:

MARKETS                            COMPETITORS
-------                            -----------
Dallas/Fort Worth, Houston,        CarrAmerica Realty Corp., Equity Office Properties, Mack-Cali Realty Corp.,
Denver, Austin                     Crescent Real Estate Equities, ProLogis, Trammell Crow Company, Lincoln
                                   Property Co.

Metro. Washington, D.C.            CarrAmerica Realty Corp., Equity Office Properties, Brandywine Realty Trust, Boston
                                   Properties

Chicago, Detroit, Kansas City      CarrAmerica Realty Corp., Equity Office Properties, CenterPoint Properties,
                                   ProLogis, Duke Realty Investments, First Industrial Realty, Liberty Property Trust

Sub. Philadelphia                  Liberty Property Trust, Mack-Cali Realty Corp., Brandywine Realty Trust

Atlanta                            Cousins Properties, Equity Office Properties, CarrAmerica Realty Corp., Weeks
                                   Corporation

San Diego, Los Angeles,            CarrAmerica Realty Corp., Spieker Properties, Kilroy Realty Corp., Cornerstone
San Francisco Bay Area,            Properties, Arden Realty, Shorenstein Co., Equity Office Properties, ProLogis,
Sacramento, Arizona                Boston Properties

         This competition could have an adverse effect on our operating performance because some of these competing properties may be newer, better located or better capitalized than our Properties.

PROPERTIES WITH ENVIRONMENTAL PROBLEMS COULD CAUSE US TO INCUR CLEAN-UP COSTS OR OTHER LIABILITIES.

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

         On September 25, 1997, we were notified that an undefined area, which may or may not include our Los Angeles Industrial Properties, associated with the operation of the plant would be listed on the National Priorities List. The National Priorities List is a federal list of abandoned hazardous waste sites that must be cleaned up by either the government or the potentially responsible parties. At this time, the EPA has not indicated the precise boundaries of the National Priorities List site. We and the surrounding landowners are challenging the listing. All past and present owners of the land underlying our Los Angeles Industrial Properties, including the United States Government, Dow, Shell and the former owner, LAPCO Industrial Parks, from whom we purchased the Los Angeles Industrial Properties, are potentially responsible parties for the investigation and remediation of the Plant Site. Shell has agreed to:

         .    indemnify and hold harmless any successor of LAPCO, including us and any subsequent purchasers, tenants and lenders, from any liability relating to clean up or remediation costs for the plant site or for any contamination resulting from the plant site, and indemnify and hold harmless LAPCO and any successor of LAPCO, including us, from any liability arising out of any third-party
         .    tort claims for personal injury or property damage.

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

         Effective January 1, 1999, the Company purchased insurance to cover latent conditions and new environmental conditions if and when they occur. The policy also covers third-party claims which may arise due to the environmental conditions and covers business interruption liability. The Company's limits for loss under the policy is $5.0 million per occurrence with a $10.0 million aggregate policy limit.

AMERICANS WITH DISABILITIES ACT COMPLIANCE COULD LEAD TO UNANTICIPATED COSTS.

         The Americans with Disabilities Act of 1990 requires all public accommodations and commercial facilities to meet federal requirements related to access and use by disabled persons. Compliance with the Americans with Disabilities Act requirements could require removal of access barriers, and non-compliance could result in imposition of fines by the U.S. government or an award of damages to private litigants. Although we believe that our Properties are substantially in compliance with these requirements, a determination that we are not in compliance with the Americans with Disabilities Act could result in the imposition of fines or an award of damages to private litigants. If we were required to make unanticipated expenditures to comply with the Americans with Disabilities Act, our cash flow and the amounts available for distributions to our shareholders may be adversely affected.

SOME OF OUR PROPERTIES MAY BE SUBJECT TO UNINSURED LOSSES SUCH AS FROM EARTHQUAKES.

         We carry comprehensive liability, fire, flood, where appropriate, extended coverage and rental loss insurance with respect to our Properties, with policy specifications and insured limits customarily carried for similar properties. There are, however, certain types of losses, such as from earthquakes at Properties located outside of California or from wars, that may be either uninsurable or the cost of obtaining insurance would be so high that it would be more prudent to accept the risk of loss. Should an uninsured loss or a loss in excess of insured limits occur, we could lose both capital invested in a Property as well as the anticipated future revenue from the Property but would continue to be obligated on any mortgagee indebtedness or other obligations related to the Property. Any such loss would adversely affect our business, financial condition and results of operations.

PROPERTY OWNERSHIP THROUGH PARTNERSHIPS AND JOINT VENTURES COULD SUBJECT US TO THE CONTRARY BUSINESS OBJECTIVES OF OUR PARTNERS OR CO-VENTURERS.

         Through an affiliate of Prentiss Properties Acquisition Partners, L.P., the Operating Partnership, we own a non-controlling 50% interest in Broadmoor Austin Joint Venture, which owns the Broadmoor Austin Office Properties in Austin, Texas. Through this interest, we act as managing venture partner and have the authority to conduct the business and affairs of Broadmoor Austin Joint Venture, subject to the approval and veto rights of the other venture partner. IBM, the tenant leasing 100% of the space at these Properties, owns the remaining 50% interest in Broadmoor Austin Joint Venture through an affiliated entity.

         We may also participate with other entities in property ownership through joint ventures or partnerships. Partnership or joint venture investments may involve risks such as the following:

         .   our partners or co-venturers might become bankrupt;

         . our partners or co-venturers might at any time have economic or other business interests or goals that are inconsistent with our business interests or goals; and
         . our partners or co-venturers may be in a position to take action contrary to our instructions or make requests contrary to our policies or objectives, including our policy with respect to maintaining our qualification as a REIT.

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

OUR INCURRENCE OF DEBT COULD HAVE A MATERIAL ADVERSE EFFECT ON OPERATING PERFORMANCE.

         If principal payments due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as the issuance of new equity capital, we expect that our cash flow will not be sufficient in all years to pay distributions at expected levels and to repay all maturing debt. Furthermore, if prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, the interest expense relating to such refinanced indebtedness would increase. This increase would adversely affect our cash flow and the amounts available for distributions to our shareholders. If a property is mortgaged to collateralize payment of indebtedness and we are unable to meet mortgage payments, the property could be foreclosed upon by or otherwise transferred to the mortgagee with a consequent loss of income and asset value. We had one loan maturing in 1999 totaling $120 million which we repaid by refinancing two of the four assets which were held as collateral for the $120 million loan and with fundings from our line of credit. The Company has no other debt maturing in 1999.

OUR USE OF VARIABLE RATE DEBT AND DERIVATIVE FINANCIAL INSTRUMENTS MAY CAUSE AN INCREASE IN DEBT SERVICE.

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

IF WE ARE UNABLE TO REPLACE CONSTRUCTION LOANS WITH PERMANENT REFINANCING, WE MAY HAVE TO SELL THE DEVELOPMENT PROPERTY AT A LOSS.

         If new developments are financed through construction loans or if acquisitions are financed with short-term bridge loans in anticipation of later, permanent financing, there is a risk that upon completion of construction or the maturity of the bridge loans, permanent financing may not be available or may be available only on disadvantageous terms. As of December 31, 1998, we have $29.7 million in construction loan commitments of which we have drawn $26.4 million. In the event that we are unable to obtain permanent financing for a Property on favorable terms, we could be forced to sell such Property at a loss or the Property could be foreclosed upon by the lender and result in loss of income and asset value.

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

WE HAVE AN OWNERSHIP LIMITATION.

         In order to maintain our qualification as a REIT under the Internal Revenue Code of 1986, as amended, no more than 50% in value of our outstanding shares of beneficial interest may be owned, directly or indirectly, by five or fewer individuals during the last half of our taxable year, other than our 1996 taxable year. To ensure that we will not fail to qualify as a REIT, our declaration of trust authorizes the board of trustees to take such actions as are necessary and desirable to preserve our qualification as a REIT. In particular, our declaration of trust has an ownership limitation which provides that no person may own, directly or indirectly, more than 8.5% of the number of outstanding common shares, other than Michael V. Prentiss, who currently may own up to 15% of the number of outstanding common shares, or more than 9.8% of the number of outstanding preferred shares of beneficial interest of any series.

         The board of trustees, upon receipt of a ruling from the IRS, an opinion of counsel or other evidence satisfactory to the board of trustees, may exempt a proposed transferee from the ownership limitation. For example, the board of trustees has exempted Security Capital Preferred Growth Incorporated from the ownership limitation on the condition that Security Capital not own more than 11% of the number of outstanding common shares. The board of trustees may not grant an exemption from the ownership limitation to any proposed transferee if such exemption would result in the termination of our status as a REIT.

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

         Beginning with the 1999 taxable year, we may elect to retain and pay income tax on net capital gains. These retained amounts will be treated as having been distributed for purposes of the 4% excise tax.

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

CHANGES IN TAX LAWS COULD AFFECT OUR REIT STATUS.

         At any time, future legislation or administrative or judicial decisions or actions could affect our tax treatment or qualification as a REIT. For example, on February 1, 1999, the Clinton Administration released a summary of its proposed budget plan for fiscal year 2000, which contained provisions that, if enacted, would affect REITs, including the Company (the "REIT Proposals"). One such provision would change an existing 10% of voting stock test to a "vote or value" test which would place additional restrictions on subsidiaries in which the Company owned more than 10% of the economics, but less than 10% of the voting stock. Because the Company owns more than 10% of the value of the Manager, the REIT Proposals could adversely affect the manner in which the Company structures its ownership of the Manager and the magnitude of the property management activities conducted by the Company in the future. It is currently impossible to determine whether the REIT Proposals will be enacted into legislation and, if enacted the impact that the final form of such legislation may have on the Company.

CONFLICTS OF INTERESTS IN OUR BUSINESS COULD RESULT IN DECISIONS NOT IN YOUR BEST INTEREST.

PRENTISS PRINCIPALS COULD HAVE DIFFERING OBJECTIVES FROM OTHER SHAREHOLDERS UPON THE SALE, REFINANCING OR PREPAYMENT OF INDEBTEDNESS OF PROPERTIES.

         Messrs. Prentiss, August and DuBois, our senior executive officers, and their affiliates may have unrealized taxable gain associated with their units of limited partnership interest in the Operating Partnership. Messrs. Prentiss, August and DuBois may suffer different and more adverse tax consequences than our other shareholders upon the sale or refinancing of Properties that were contributed to the Operating Partnership by Messrs. Prentiss, August and DuBois. Therefore, Messrs. Prentiss, August and DuBois and our other shareholders may have different objectives regarding the appropriate pricing and timing of any sale or refinancing of Properties. While we, through Prentiss Properties I, Inc., the general partner of the Operating Partnership, have the exclusive authority as to whether and on what terms to sell or refinance an individual Property, Messrs. Prentiss, August and DuBois may influence us not to sell, or refinance or prepay the indebtedness associated with Properties even though such a transaction might otherwise be to our financial advantage, or may influence us to refinance Properties with a high level of debt.

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

OUR BOARD OF TRUSTEES MAY CHANGE POLICIES AND INCUR DEBT WITHOUT SHAREHOLDER APPROVAL.

         Our board of trustees determines our investment, financing, borrowing and distribution policies, and our policies with respect to all other activities, including growth, capitalization and operations. Our board of trustees has adopted a policy limiting our total combined indebtedness plus our pro rata share of Joint Venture Debt to 50% or less of our Total Market Capitalization, but our organizational documents do not contain any limitation on the amount of indebtedness we may incur. Although our board of trustees has no present intention to do so, these policies may be amended or revised at any time and from time to time at the discretion of the board of trustees without a vote of our shareholders. A change in these policies could adversely affect our financial condition, results of operations or the market price of the common shares.

WE ARE DEPENDENT ON THE SERVICES OF MICHAEL V. PRENTISS AND THOMAS F. AUGUST

         We are dependent on the efforts of our executive officers, particularly Messrs. Prentiss and August. The loss of their services could have an adverse effect on our operations. Each of Messrs. Prentiss and August have entered into an employment agreement. Messrs. Prentiss and August have agreed in their employment agreements that for a period of two years after they are no longer employed by the Company they will not enter into employment with any company which is in a business that is competitive to the business of the Company. If this provision, or if similar provisions in other employment agreements with our other employees, are determined to not be binding on Messrs. Prentiss or August, or any other employee, those persons would be able to enter into employment with companies which compete with the Company immediately after those persons ceased to be employed by us. Certain assets of affiliates of the predecessor entities were not contributed to us in the transactions in which we were formed, and our executive officers, including Messrs. Prentiss and August, may devote some of their management time to those excluded assets.

OUR THIRD-PARTY PROPERTY MANAGEMENT, LEASING, DEVELOPMENT AND CONSTRUCTION BUSINESS AND RELATED SERVICES INVOLVE RELATIONSHIPS WHICH MAY BE SUBJECT TO EARLY TERMINATION OR A LACK OF CONTROL.

         Through the Operating Partnership and Manager, we engage in the business of management, leasing, development and construction of properties owned by third parties. Risks associated with these activities include the following:

         . Related contracts, which are typically cancelable upon 30-days notice or upon specific events, including sale of the property, may be terminated by the property owner or may be lost in connection with a sale of such property;
         . Contracts may not be renewed upon expiration or may not be renewed on terms consistent with current terms; and
         . Rental revenues upon which management, leasing and development fees are based may decline as a result of general real estate market conditions or specific market factors affecting properties that we manage, lease or develop, resulting in decreased management, leasing or development fee income.

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

WE HAVE SHARES AVAILABLE FOR FUTURE SALE THAT COULD ADVERSELY AFFECT THE PRICE OF OUR COMMON SHARES.

         Under our declaration of trust, we have the authority to do the following:

         . amend our declaration of trust, without shareholder approval, to increase or decrease the aggregate number of shares of beneficial interest or the number of shares of beneficial interest of any class, including common shares, that we have the authority to issue; and
         . issue additional authorized but unissued common shares or preferred shares.

         As of December 31, 1998, we have authorized 100,000,000 common shares, of which 61,068,512 common shares are unissued or held in treasury. In addition, we have granted options to purchase 2,835,937 common shares to executives officers, employees and trustees, of which options to purchase 2,358,359 common shares remain outstanding. Sales or issuances of a substantial number of common shares, or the perception that such sales could occur could adversely affect prevailing market prices of the common shares and dilute the percentage ownership held by our shareholders.

         Limited partners of the Operating Partnership have the right to receive either cash or one common share, in exchange for each limited partnership unit they now hold, if and to the extent they tender such units for redemption and we or the general partner elect to redeem such units for common shares. We are party to registration rights agreements under which we are required to register the issuance of common shares which we may issue upon the redemption by the holders of units of limited partnership interest in the Operating Partnership. We can make no prediction concerning the effect that such issuance or future sales of any such common shares will have on market prices.

         In December 1997 and March 1998, we issued an aggregate of 3,773,585 series A cumulative convertible preferred shares (the "Series A Preferred Shares") to Security Capital Preferred Growth Incorporated in a private placement. The Series A Preferred Shares are convertible into our common shares beginning on January 1, 1999. Security Capital may sell such common shares upon the effectiveness of a registration statement that we filed. We can make no prediction concerning the effect that such issuance or future sales of any such common shares will have on market prices.

YEAR 2000 NON-COMPLIANCE MAY CAUSE OPERATIONAL PROBLEMS.

         The Year 2000 ("Y2K") compliance problem is the result of computer programs designed to use two digit rather than four digit years. Thus, the year 1998 is represented as 98 and the year 2000 would be represented as 00. This could be interpreted as either 1900 or 2000. To systems that have Y2K-related issues, the time may seem to have reverted back 100 years. Systems, equipment and software with exposure to Y2K-related problems exist not only in computerized information systems ("Information Systems") but also in building operating systems such as elevators, alarm systems, energy management systems, phone systems, and numerous other systems and equipment (the "Non-Information Technology Systems") (collectively, the "Systems"). Failure to adequately identify and correct Y2K-related problems could result in a Systems failure or malfunction with potential adverse effects including personal injury, property damage, and disruption of operations. Any or all of these failures could materially and adversely affect the Company's business, financial condition, or results of operations.

         Due to the exposure and potential liabilities inherent in both the Systems used internally by the Company ("Internal Systems") and those Systems used by third parties to conduct business with the Company ("Third-Party Systems"), in September 1997, the Company created a committee (the "Y2K Committee") headed by the Vice President of Information Systems and co-chaired by the Vice President of National Property Operations.

         The Y2K Committee has assessed and continues to assess the financial impact of the Company's Y2K remediations on the financial statements of the Company. The total costs associated with required modifications to become Y2K compliant are not expected to be material to the Company's financial position. The Company estimated the total Y2K readiness costs to be between $500,000 and $600,000.

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

         The Company is making substantial effort to eliminate the exposure to any Y2K issues; however, no one can accurately predict how many Y2K problem-related failures will occur or the severity, duration, or financial consequences of these potential failures, especially with regard to Third-Party Systems. As a result, a significant number of operational inconveniences and inefficiencies for the Company and its clients may occur that could divert management's time, attention, financial, and human resources from its ordinary business activities; and a lesser number of serious System failures may occur that could require significant efforts by the Company and its clients to prevent or alleviate material business disruption.

ITEM 2.       PROPERTIES

         At December 31, 1998, the Company owned an interest in 233 Properties totaling 21.5 million square feet with no individual Property representing 10% or more of the Company's total assets at December 31, 1998 or gross revenues for the year ended December 31, 1998. The Properties consist of 128 Office Properties comprising approximately 14.4 million net rentable square feet and 105 Industrial Properties comprising approximately 7.1 million net rentable square feet. All of the Properties are wholly-owned by the Company (through its subsidiaries), except (i) the Broadmoor Austin Properties, which are leased by a joint venture in which the Company owns an approximate 50% non-controlling joint venture interest; (ii) One Northwestern Plaza, in which the Company owns a 100% leasehold interest; (iii) the Seven Mile Crossing Properties, in which the Company owns a 100% leasehold interest; and (iv) the 6600 Rockledge Drive Property, in which the Company also owns a 100% leasehold interest.

                                                                                                 NET         TOTAL BASE   PERCENT
                                                                      YEAR(S)                  RENTABLE       RENT FOR     LEASED
                                    BUILDING                           BUILT/    NUMBER OF      SQUARE       YEAR ENDED    AS OF
PROPERTY NAME                         TYPE           MARKET          RENOVATED   BUILDINGS     FEET/(H)/      12/31/98    12/31/98
-------------                         ----           ------          ---------   ---------     ---------      --------    --------
                                                                                           (IN THOUSANDS)  (IN THOUSANDS)
2411 Dulles Corner Road             Office     Metro. Wash., DC        1990         1                177    $    3,602     100
2455 Horsepen Road                  Office     Metro. Wash., DC        1989         1                104         2,336     100
3130 Fairview Park Drive/(A)/       Office     Metro. Wash., DC        1999         1                183                    98
3141 Fairview Park Drive            Office     Metro. Wash., DC        1988         1                192         2,729      96
4401 Fair Lakes Court               Office     Metro. Wash., DC        1988         1                 59         1,057      95
6600 Rockledge Drive                Office     Metro. Wash., DC        1981         1                156         1,767     100
7101 Wisconsin Avenue               Office     Metro. Wash., DC        1991         1                237         4,767      96
8521 Leesburg Pike                  Office     Metro. Wash., DC        1984         1                145         2,866     100
Calverton Office Park               Office     Metro. Wash., DC        1987         3                307         4,948      97
Gateway International               Office     Metro. Wash., DC        1989         2                203         3,299      92
Research Office Center/(B)/         Office     Metro. Wash., DC        1984         3                437         5,504     100/(D)/
Willow Oaks I & II                  Office     Metro. Wash., DC      1986-1989      2                387         3,644     100
Metro. Wash., D.C. Industrial       Industrial Metro. Wash., DC      1974-1990      7                875         3,555     100
                                                                                    -                ---     ---------

     Total Mid-Atlantic Region                                                      25             3,462        40,074
                                                                                    --             -----      --------

1717 Deerfield Road                 Office     Chicago                 1985         1                138         2,334     100
1800 Sherman Avenue                 Office     Chicago                 1986         1                136         1,298     100
701 Warrenville Road                Office     Chicago                 1988         1                 67           356      85
Bannockburn Centre/(A)/             Office     Chicago                 1999         1                230                     0
Corporetum Office Campus            Office     Chicago               1984-1987      5                324         4,697      92
O'Hare Plaza II                     Office     Chicago                 1986         1                234         5,702     100
One O'Hare Centre                   Office     Chicago                 1984         1                380         1,838      95
Chicago Industrial/(B)/             Industrial Chicago               1987-1998      6                930         2,857     100/(D)/
Park Central Plaza                  Office     Kansas City             1990         2                148         1,808     100
Kansas City Industrial/(B)/         Industrial Kansas City           1975-1988      7              1,492         3,894     100/(E)/
One Northwestern Plaza              Office     Suburban Detroit        1989         1                242         4,848      90
Seven Mile Crossing/(B)/            Office     Suburban Detroit      1988-1990      3                335         4,410      95/(F)/
                                                                                    -                ---     ---------

     Total Midwest Region                                                           30             4,656        34,042
                                                                                    --             -----       -------

Centerpointe                       Office     Sub. Philadelphia        1987         1                 42           711      90
Creamery Way                       Office     Sub. Philadelphia      1988-1996      3                141         1,374     100
Croton Road Corporate Center/(A)/  Office     Sub. Philadelphia        1999         1                 97                    25
Lake Center                        Office     Sub. Philadelphia     1986, 1989      2                117         1,955      98
Oaklands Corporate Center          Office     Sub. Philadelphia      1988-1997      7                348         1,014      95
Pencader Courtyards                Office     Sub. Philadelphia        1990         2                 53           391     100
Southpoint                         Office     Sub. Philadelphia      1986-1997      4                250         4,846     100

Valleybrooke                       Office     Sub. Philadelphia      1984-1997      5                280         5,145      99
Woodland Falls                     Office     Sub. Philadelphia      1986-1989      3                215         3,739      92
                                                                                    -                ---     ---------

     Total Northeast Region                                                         28             1,543        19,175
                                                                                    --             -----      --------

Crescent Centre                    Office     Atlanta                  1986         1                243         3,520      77
Cumberland Office Park/(B)/        Office     Atlanta                1972-1980      10               673         6,870      92/(G)/
                                                                                    --               ---     ---------

     Total Southeast Region                                                         11               916        10,390
                                                                                    --               ---      --------

Barton Skyway/(A)/                 Office     Austin                   1999         1                199                     0
Broadmoor Austin/(C)/              Office     Austin                   1991         7              1,112                   100
Spyglass Point/(A)/                Office     Austin                   1999         1                 60                    50
Bachman East                       Office     Dallas/Fort Worth        1986         1                126         1,756     100
Bachman West                       Office     Dallas/Fort Worth        1986         1                 70         1,093      97
Cottonwood Office Center           Office     Dallas/Fort Worth        1986         3                164         2,408     100
IBM Call Center                    Office     Dallas/Fort Worth        1998         1                150           707     100
Lakeview Center/(A)/               Office     Dallas/Fort Worth        1999         1                101                    71
Millennium Center/(A)/             Office     Dallas/Fort Worth        1999         1                 90                   100
Park West C2                       Office     Dallas/Fort Worth        1989         1                344         7,028      94
Park West E1                       Office     Dallas/Fort Worth        1982         1                183         3,098     100
Park West E2                       Office     Dallas/Fort Worth        1985         1                201         2,344     100
Walnut Glen Tower                  Office     Dallas/Fort Worth        1985         1                464         6,716      84
WestPoint Office Building          Office     Dallas/Fort Worth        1998         1                150         1,674     100
Dallas Industrial                  Industrial Dallas/Fort Worth      1970-1988      8                664         2,256      99
Carrara Place                      Office     Denver                   1982         1                235         3,592     100
Highland Court                     Office     Denver                   1986         1                 99         1,396     100
PacifiCare Building                Office     Denver                   1983         1                201         3,404     100
Panorama Point                     Office     Denver                   1983         1                 79         1,261      99
14425 Torrey Chase                 Office     Houston               1982, 1989      1                 54           308      98
14505 Torrey Chase                 Office     Houston               1982, 1993      1                 67           331      94
7575 San Felipe                    Office     Houston                  1976         1                 53           341      98
International Energy Center        Office     Houston               1982, 1990      1                156           781      90
Northchase Place                   Office     Houston               1982, 1990      1                 68           345      90
One Westchase Center               Office     Houston                  1982         1                466         3,842      94
Westheimer Central Plaza           Office     Houston                  1982         1                181         1,224      89
                                                                                    -                ---     ---------

     Total Southwest Region                                                         41             5,737        45,905
                                                                                    --             -----      --------

Natomas Corporate Center           Office     Sacramento               1987         6                566        11,144      91
Carlsbad Pacific Center            Office     San Diego                1986         2                 90         1,785      97
Carlsbad Pacifica                  Office     San Diego                1986         1                 49           849      92
Executive Center Del Mar/(A)/      Office     San Diego                1999         2                113           909      95
Plaza I & II                       Office     San Diego             1988, 1989      2                 89         1,546     100
The Campus                         Office     San Diego                1988         1                 45           651      73
San Diego Industrial               Industrial San Diego              1981-1988      38               690         4,731      95
The Ordway                         Office     San Francisco Bay Area   1970         1                526         7,606      98
World Savings Center               Office     San Francisco Bay Area   1985         1                271           273      97
San Francisco Bay Area
 Industrial                        Industrial San Francisco Bay Area 1973-1988      6                382         2,332      90
The Academy                        Office     Los Angeles              1991         3                194         3,886      90
Los Angeles Industrial             Industrial Los Angeles            1968-1997      26             1,950         8,598      99
Regents Centre                     Office     Arizona                  1987         2                101         1,141     100


Arizona Industrial                Industrial  Arizona                  1987          7               139           657          91
                                                                                     -            ------      --------

     Total West Region                                                              98             5,205        46,108
                                                                                    --            ------      --------

Total Properties                                                                   233            21,519       195,694
                                                                                   ===            ======      ========

     /(A)/ Represents Properties in various stages of development or Properties that have been recently developed by the Company and are in various stages of lease-up. See "Item 1. Business - Business and Growth Strategies" for further disclosure on the Company's Development Properties.
     /(B)/ One or more of the Properties in each Property grouping are either under development or have recently been developed by the Company and are in the lease-up stage. See "Item 1. Business - Business and Growth Strategies" for further disclosure on the Company's Development Properties.
     /(C)/ The Company holds a non-controlling, 50% interest in the Broadmoor Austin Associates Joint Venture ("Broadmoor Austin"). Broadmoor Austin owns and operates an office complex in Austin, Texas (the "Broadmoor Austin Properties"), consisting of seven Properties. The Company accounts for its interests using the equity method of accounting.
     /(D)/ Excludes the Development Property which was 0% leased at December 31, 1998.
     /(E)/ Excludes the Development Property which was 82% leased at December 31, 1998.
     /(F)/ Excludes the Development Property which was 51% leased at December 31, 1998.
     /(G)/ Excludes the Development Property which was 61% leased at December 31, 1998.
     /(H)/ The area of a Property for which a tenant is required to pay rent, which includes the actual rentable area plus a portion of the common areas of the Property allocated to a tenant.

              At December 31, 1998, the Company's 233 Properties were subject to existing mortgage indebtedness totaling $877.3 million which includes the Company's pro rata share of Joint Venture Debt. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of mortgage debt related to the Properties .

              The Company's Properties are leased by numerous tenants pursuant to operating leases, ranging on average, from three to seven years in length. The following table sets forth a schedule of rental rates the lease expirations for leases in place as of December 31, 1998 for each of the 10 years beginning with 1999 and thereafter for the operating Properties described above.

OFFICE PROPERTIES                                       1999     2000      2001      2002       2003      2004
-----------------                                       ----     ----      ----      ----       ----      ----
ATLANTA             Square Feet Expiring (000's)          161       153        54        89        185       22
                    Square Feet as a % of NRA              21%       20%        7%       12%        24%       3%
                    Annualized Base Rent in
                      Expiring Year (000's)            $2,250    $2,331      $898    $1,616     $3,330     $432
                    Annualized Base Rent PSF in
                      Expiring Year                    $13.98    $15.24    $16.63    $18.16     $18.00   $19.64
                    Number of Leases Expiring              35        22        14        17         13        3

DALLAS/FORT WORTH,  Square Feet Expiring (000's)          425       375       380       287        496      372
HOUSTON, AUSTIN,    Square Feet as a % of NRA               9%        8%        8%        6%        11%       8%
DENVER              Annualized Base Rent in
                      Expiring Year (000's)            $5,897    $5,252    $5,740    $4,574    $10,166   $5,792
                    Annualized Base Rent PSF in
                      Expiring Year                    $13.88    $14.01    $15.11    $15.94     $20.50   $15.57
                    Number of Leases Expiring             113        64        69        44         34       11

METRO. WASHINGTON,  Square Feet Expiring (000's)          310       292       326       236        235      307
D.C.
                    Square Feet as a % of NRA              14%       13%       14%       10%        10%      14%
                    Annualized Base Rent in
                      Expiring Year (000's)            $5,747    $6,189    $6,257    $5,189     $5,487   $5,740
                    Annualized Base Rent PSF in
                      Expiring Year                    $18.54    $21.20    $19.19    $21.99     $23.35   $18.70
                    Number of Leases Expiring              34        32        42        24         21        8

SUB. PHILADELPHIA   Square Feet Expiring (000's)          220       205       150       172        158      126
                    Square Feet as a % of NRA              15%       14%       10%       12%        11%       9%


OFFICE PROPERTIES                                       2005      2006      2007     2008     THEREAFTER
-----------------                                       ----      ----      ----     ----     ----------
ATLANTA             Square Feet Expiring (000's)             0         0        8         2            0
                    Square Feet as a % of NRA                0%        0%       1%        0%           0%
                    Annualized Base Rent in
                      Expiring Year (000's)                 $0        $0     $158       $20           $0
                    Annualized Base Rent PSF in
                      Expiring Year                      $0.00     $0.00   $19.75    $10.00        $0.00
                    Number of Leases Expiring                0         0        1         1            0

DALLAS/FORT WORTH,  Square Feet Expiring (000's)           259       362      216        20        1,254
HOUSTON, AUSTIN,    Square Feet as a % of NRA                6%        8%       5%        0%          27%
DENVER              Annualized Base Rent in
                      Expiring Year (000's)             $4,457    $6,847   $4,227      $475      $27,017
                    Annualized Base Rent PSF in
                      Expiring Year                     $17.21    $18.91   $19.57    $23.75       $21.54
                    Number of Leases Expiring                9         3        5         2            4

METRO. WASHINGTON,  Square Feet Expiring (000's)            71       242      188         0            0
D.C.
                    Square Feet as a % of NRA                3%       11%       8%        0%           0%
                    Annualized Base Rent in
                      Expiring Year (000's)             $1,529    $5,136   $4,259        $0           $0
                    Annualized Base Rent PSF in
                      Expiring Year                     $21.54    $21.22   $22.65     $0.00        $0.00
                    Number of Leases Expiring                5         9        7         0            0

SUB. PHILADELPHIA   Square Feet Expiring (000's)             3        41      117        31          182
                    Square Feet as a % of NRA                0%        3%       8%        2%          13%

                   Annualized Base Rent in
                     Expiring Year (000's)           $3,300    $3,287    $2,229    $2,663    $2,868    $1,951
                   Annualized Base Rent PSF in
                     Expiring Year                   $15.00    $16.03    $14.86    $15.48    $18.15    $15.48
                   Number of Leases Expiring             21        22        16        17        19        11

CHICAGO, DETROIT,  Square Feet Expiring (000's)         217       287       290       251       535       131
KANSAS CITY        Square Feet as a % of NRA             11%       15%       15%       13%       28%        7%
                   Annualized Base Rent in
                     Expiring Year (000's)           $4,048    $5,341    $5,319    $5,854   $11,073    $3,331
                   Annualized Base Rent PSF in
                     Expiring Year                   $18.65    $18.61    $18.34    $23.32    $20.70    $25.43
                   Number of Leases Expiring             37        48        51        30        39        10

SAN DIEGO,         Square Feet Expiring (000's)         282       199       585       205       136        93
LOS ANGELES, SAN   Square Feet as a % of NRA             15%       10%       30%       11%        7%        5%
FRANCISCO BAY      Annualized Base Rent in
AREA, SACRAMENTO,    Expiring Year (000's)           $6,151    $4,404   $14,190    $3,720    $3,156    $1,484
ARIZONA            Annualized Base Rent PSF in
                     Expiring Year                   $21.81    $22.13    $24.26    $18.15    $23.21    $15.96
                   Number of Leases Expiring             62        43        46        26        17         5

TOTAL OFFICE       Square Feet Expiring (000's)       1,615     1,511     1,785     1,240     1,745     1,051
PROPERTIES
                   Square Feet as a % of NRA             12%       12%       14%       10%       13%        8%
                   Annualized Base Rent in
                     Expiring Year (000's)           $27,39   $26,804   $34,633    $23,616   $36,080   $18,73
                   Annualized Base Rent PSF in
                     Expiring Year                   $16.96    $17.74    $19.40    $19.05    $20.68    $17.82
                   Number of Leases Expiring            302       231       238       158       143        48

INDUSTRIAL PROPERTIES
---------------------

DALLAS/FORT WORTH, Square Feet Expiring (000's)          91        60       160       241       106         0
HOUSTON, AUSTIN,   Square Feet as a % of NRA             14%        9%       24%       36%       16%        0%
DENVER             Annualized Base Rent in
                     Expiring Year (000's)              386       217       458     1,072       315         0
                   Annualized Base Rent PSF in
                     Expiring Year                    $4.24     $3.62     $2.86     $4.45     $2.97     $0.00
                   Number of Leases Expiring              8         4         3         2         2         0

METRO. WASHINGTON, Square Feet Expiring (000's)         133       388        51        26       169         0
D.C.
                   Square Feet as a % of NRA             15%       44%        6%        3%       19%        0%
                   Annualized Base Rent in
                     Expiring Year (000's)              587     1,514       223       126       786         0
                   Annualized Base Rent PSF in
                     Expiring Year                    $4.41     $3.90     $4.37     $4.85     $4.65     $0.00
                   Number of Leases Expiring              6         4         2         2         2         0

CHICAGO, DETROIT   Square Feet Expiring (000's)         279       452       465       323       102       136
KANSAS CITY        Square Feet as a % of NRA             13%       21%       22%       15%        5%        6%
                   Annualized Base Rent in
                     Expiring Year (000's)             $694    $1,235    $1,363    $1,116      $273      $534
                   Annualized Base Rent PSF in
                     Expiring Year                    $2.49     $2.73     $2.93     $3.46     $2.68     $3.93
                   Number of Leases Expiring              5         8         5         6         1         2

SAN DIEGO,         Square Feet Expiring (000's)         707       905       596       249       323        54
LOS ANGELES, SAN   Square Feet as a % of NRA             22%       29%       19%        8%       10%        2%


                   Annualized Base Rent in
                     Expiring Year (000's)              $55      $840    $1,756      $765     $4,099
                   Annualized Base Rent PSF in
                     Expiring Year                   $18.33    $20.49    $15.01    $24.68     $22.52
                   Number of Leases Expiring              2         3         4         2          4

CHICAGO, DETROIT,  Square Feet Expiring (000's)          51        38        10         0         11
KANSAS CITY        Square Feet as a % of NRA              3%        2%        1%        0%         1%
                   Annualized Base Rent in
                     Expiring Year (000's)           $1,228      $993      $180        $0       $274
                   Annualized Base Rent PSF in
                     Expiring Year                   $24.08    $26.13    $18.00     $0.00     $24.91
                   Number of Leases Expiring              6         4         1         0          2

SAN DIEGO,         Square Feet Expiring (000's)          98        27       188         8          0
LOS ANGELES, SAN   Square Feet as a % of NRA              5%        1%       10%        0%         0%
FRANCISCO BAY      Annualized Base Rent in
AREA, SACRAMENTO,    Expiring Year (000's)           $2,230      $726    $5,089      $213         $0
ARIZONA
                   Annualized Base Rent PSF in
                   Expiring Year                     $22.76    $26.89    $27.07    $26.63      $0.00
                   Number of Leases Expiring              3         3         4         1          0

TOTAL OFFICE       Square Feet Expiring (000's)         482       710       727        61      1,447
PROPERTIES
                   Square Feet as a % of NRA             4%         5%        6%        1%        11%
                   Annualized Base Rent in
                     Expiring Year (000's)           $9,499   $14,542   $15,669    $1,473    $31,390
                   Annualized Base Rent PSF in
                   Expiring Year                     $19.71    $20.48    $21.55    $24.15     $21.69
                   Number of Leases Expiring             25        22        22         6         10

INDUSTRIAL PROPERTIES
---------------------

DALLAS/FORT WORTH, Square Feet Expiring (000's)           0         0         0         0          0
HOUSTON, AUSTIN,   Square Feet as a % of NRA              0%        0%        0%        0%         0%
DENVER             Annualized Base Rent in
                     Expiring Year (000's)                0         0         0         0          0
                   Annualized Base Rent PSF in
                     Expiring Year                    $0.00     $0.00     $0.00     $0.00      $0.00
                   Number of Leases Expiring              0         0         0         0          0

METRO. WASHINGTON, Square Feet Expiring (000's)         108         0         0         0          0
D.C.
                   Square Feet as a % of NRA             12%        0%        0%        0%         0%
                   Annualized Base Rent in
                     Expiring Year (000's)              566         0         0         0          0
                   Annualized Base Rent PSF in
                     Expiring Year                    $5.24     $0.00     $0.00     $0.00      $0.00
                   Number of Leases Expiring              1         0         0         0          0

CHICAGO, DETROIT   Square Feet Expiring (000's)         136         0         0         0        267
KANSAS CITY        Square Feet as a % of NRA              6%        0%        0%        0%        12%
                   Annualized Base Rent in
                     Expiring Year (000's)             $749        $0        $0        $0       $988
                   Annualized Base Rent PSF in
                     Expiring Year                    $5.51     $0.00     $0.00     $0.00      $3.70
                   Number of Leases Expiring              1         0         0         0          1

SAN DIEGO,         Square Feet Expiring (000's)          69         0         3       140          0
LOS ANGELES, SAN   Square Feet as a % of NRA             2%        0%        0%        4%         0%

FRANCISCO BAY AREA,   Annualized Base Rent in Expiring
SACRAMENTO, ARIZONA    Year (000's)                            $4,554    $4,455   $3,486   $1,848   $2,058   $ 323   $  389
                      Annualized Base Rent PSF in
                       Expiring Year                           $ 6.44    $ 4.92   $ 5.85   $ 7.42   $ 6.37   $5.98   $ 5.64
                      Number of Leases Expiring                   116        58       32       16       17       5        2

TOTAL INDUSTRIAL      Square Feet Expiring (000's)              1,210     1,805    1,272      839      700     190      313
PROPERTIES
                      Square Feet as a % of NRA                   18%       26%      18%      12%      10%      3%       5%
                      Annualized Base Rent in Expiring
                       Year (000's)                             6,221     7,421    5,530    4,162    3,432     857    1,704
                      Annualized Base Rent PSF in
                       Expiring Year                           $ 5.14    $ 4.11   $ 4.35   $ 4.96   $ 4.90   $4.51   $ 5.44
                      Number of Leases Expiring                   135        74       42       26       22       7        4

FRANCISCO BAY AREA,   Annualized Base Rent in Expiring
SACRAMENTO, ARIZONA    Year (000's)                         $    0   $   42   $  699    $    0
                      Annualized Base Rent PSF in
                       Expiring Year                        $ 0.00   $14.00   $ 4.99    $ 0.00
                      Number of Leases Expiring                  0        1        2         0

TOTAL INDUSTRIAL      Square Feet Expiring (000's)               0        3      140       267
PROPERTIES
                      Square Feet as a % of NRA                  0%       0%       2%        4%
                      Annualized Base Rent in Expiring
                       Year (000's)                              0       42      699       988
                      Annualized Base Rent PSF in
                       Expiring Year                        $ 0.00   $14.00   $ 4.99    $ 3.70
                      Number of Leases Expiring                  0        1        2         1


       The Company is actively engaged in and has significant experience in the development, redevelopment and renovation of office and industrial properties. The Company expects to have the total projected costs of Development Properties comprise 10-15% of its Total Market Capitalization at any point in time. At December 31, 1998, the Company had 1.7 million square feet of Properties under development. The table below sets forth a schedule of the building type, market, square feet and estimated cost of each Development Property. In addition to new building construction, the Company is involved in substantial levels of construction activity in the normal course of owning and operating buildings. Such activity includes building out interior space for tenants, expansions of existing buildings, and repairs necessary to upgrade or maintain the quality of the buildings.

DEVELOPMENT PROPERTIES              TYPE           MARKET                  SQUARE FEET     ESTIMATED COST
----------------------              ----           ------                  -----------     --------------
                                                                         (in thousands)     (in millions)
2500 Cumberland Pkwy.               Office         Atlanta                      143             $ 20.1
Croton Road Corporate Center        Office         Sub. Philadelphia             97               16.4
Seven Mile Crossing Building C      Office         Detroit                       90               11.4
Lakeview Center                     Office         Dallas/Fort Worth            101                9.7
Spyglass Point                      Office         Austin                        60                7.8
Bannockburn Center                  Office         Chicago                      230               42.2
Millennium Center                   Office         Dallas/Fort Worth             90                9.0
Barton Skyway                       Office         Austin                       199               28.7
Research Office Center III          Office         Metro. Wash., DC             151               23.8
Executive Center Del Mar            Office         San Diego                    113               19.9
3130 Fairview Park Dr.              Office         Metro. Wash., DC             183               31.1
Airworld Expansion                  Industrial     Kansas City                  150                5.0
225 N. Fairway Dr.                  Industrial     Chicago                      112                5.5
                                                                              -----             ------
Total Developments                                                            1,719             $230.6
                                                                              =====             ======

       The Company operates in six regions: Mid-Atlantic, Midwest, Northeast, Southeast, Southwest and West and competes with many local, regional and national competitors in the office and industrial sectors. These six regions comprise 12 core markets and 3 other markets, nationwide. None of the markets in which the Company operates are dominated by any one owner or by the Company. In each market the Company competes on a number of factors including rental rates, tenant concession allowances, quality and location of buildings, quality of property management, and other economic and non-economic factors. Major competitors in each region include the following companies:

MARKET                             COMPETITORS
------                             -----------

Dallas/Fort Worth, Houston,        CarrAmerica Realty Corp., Equity Office
                                   Properties, Mack-Cali Realty Corp., Crescent
                                   Denver, Austin Real Estate Equities,
                                   ProLogis, Trammell Crow Company, Lincoln
                                   Property Co.

Metro. Washington, D.C.            CarrAmerica Realty Corp., Equity Office
                                   Properties, Brandywine Realty Trust, Boston

                                   Properties

Chicago, Detroit, Kansas City      CarrAmerica Realty Corp., Equity Office
                                   Properties, CenterPoint Properties, ProLogis,
                                   Duke Realty Investments, First Industrial
                                   Realty, Liberty Property Trust

Sub. Philadelphia                  Liberty Property Trust, Mack-Cali Realty
                                   Corp., Brandywine Realty Trust

Atlanta Cousins Properties, Equity Office Properties, CarrAmerica Realty Corp., Weeks Corporation

San Diego, Los Angeles,            CarrAmerica Realty Corp., Spieker Properties,
San Francisco Bay Area,            Kilroy Realty Corp., Cornerstone Properties,
Sacramento, Arizona                Arden Realty, Shorenstein Co., Equity Office
                                   Properties, ProLogis, Boston Properties

ITEM 3.   LEGAL PROCEEDINGS

       Neither the Company nor its affiliates (other than in a representative capacity), is presently subject to any material litigation. To the Company's knowledge, no litigation has been threatened against it or its affiliates other than routine actions and administrative proceedings, substantially all of which are expected to be covered by liability insurance and which, in the aggregate, are not expected to have a material adverse effect on the business or financial condition of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matter was submitted to a vote of security holders of the Company during the fourth quarter of 1998, through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

MARKET INFORMATION

       The Company's common shares commenced trading on The New York Stock Exchange (the "NYSE") on October 17, 1996 under the symbol "PP". As of March 23, 1999, the last reported sales price per common share on the NYSE was $19 3/16 per common share. The following table sets forth the high and low sales price per common share reported on the NYSE as traded for the periods indicated.

       PERIOD                                                                 HIGH          LOW
       ------                                                                 ----          ---
       1998
         Fourth Quarter...............................................      22 13/16       18 1/2
         Third Quarter................................................      26             19 1/8
         Second Quarter...............................................      26 11/16       22 15/16
         First Quarter................................................      28 1/4         25
       1997
         Fourth Quarter...............................................      29 5/8         25 3/8
         Third Quarter................................................      29 3/4         24 13/16
         Second Quarter...............................................      26 3/8         23
         First Quarter................................................      28 1/4         24 5/8
       1996
         Fourth Quarter (Commencing October 17, 1996).................      25 1/8         20 1/2

       The foregoing over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

SHAREHOLDER INFORMATION

       At March 23, 1999, the Company had approximately 450 holders of record and approximately 11,000 beneficial owners, of its common shares. As of March 23, 1999, all of the Company's 3,773,585 Series A Preferred Shares, which are convertible into the Company's common shares subject to certain limitations, were held by Security Capital Preferred Growth, Incorporated ("SCPG"). In addition, the units of limited partnership interest in the Operating Partnership ("Units"), which are redeemable for common shares subject to certain limitations, were held by 21 entities and or persons.

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

                                                                     DISTRIBUTION   DISTRIBUTION     PER SHARE
                                                                        RECORD         PAYMENT      DISTRIBUTION
       PERIOD WHICH DISTRIBUTION RELATES                                 DATE           DATE           AMOUNT
       ---------------------------------                             ------------   ------------    ------------
       1998
            Fourth Quarter                                             12/31/98        1/15/99           $0.40
            Third Quarter                                               9/30/98       10/16/98           $0.40
            Second Quarter                                              6/30/98        7/17/98           $0.40
            First Quarter                                               3/31/98        4/17/98           $0.40
       1997
            Fourth Quarter                                             12/31/97        1/16/98           $0.40
            Third Quarter                                               9/30/97       10/17/97           $0.40
            Second Quarter                                              6/30/97        7/17/97           $0.40
            First Quarter                                               3/31/97        4/17/97           $0.40
       1996
            Fourth Quarter (Commencing October 22, 1996)               12/31/96        1/17/97           $0.31(1)

       /(1)/ Represents the pro rata portion (for the period from October 22, 1996 (inception of operations) to December 31, 1996) of a quarterly distribution of $0.40.

       The foregoing distributions represent an approximate 18.5% and 10.6% return of capital in 1998 and 1997, respectively. In order to maintain its qualification as a REIT, the Company must make annual distributions to its shareholders of at least 95% of its taxable income, excluding net capital gains. During each of the years ended December 31, 1998 and 1997 the Company declared distributions totaling $1.60. Under certain circumstances the Company may be required to make distributions in excess of cash available for distribution in order to meet such REIT distribution requirements. In such event, the Company presently would expect to borrow funds, or to sell assets for cash, to the extent necessary to obtain cash sufficient to make the distributions required to retain its qualification as a REIT for federal income tax purposes.

         The Company has declared a cash distribution for the first quarter of 1999 in the amount of $.40 per share, payable on April 16, 1999 to holders of record on March 31, 1999. The Company currently anticipates that it will maintain at least the current distribution rate for the immediate future, unless actual results of operations, economic conditions or other factors differ from its current expectations. Future distributions, if any, paid by the Company will be at the discretion of the board of trustees of the Company and will depend on the actual cash flow of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors as the board of trustees of the Company deem relevant.

RECENT SALES OF UNREGISTERED SECURITIES

         Direct Placements of Securities

         On December 2, 1997, the Company executed an agreement (the "SCPG Agreement") to issue and sell 3,773,585 shares of Series A Preferred Shares of beneficial interest, $.01 par value, (the "Series A Convertible Preferred Shares") to SCPG for a total price of approximately $100 million, or $26.50 per share. On December 30, 1997, the Company sold 2,830,189 Series A Convertible Preferred Shares to SCPG pursuant to the SCPG Agreement, and issued and sold the remaining 943,396 Series A Convertible Preferred Shares under the SCPG Agreement on March 30, 1998. The proceeds from the sales pursuant to the SCPG Agreement were contributed to the Operating Partnership in exchange for series A preferred Units of limited partnership interest ("Series A Units"), and the Operating Partnership used such proceeds to reduce its indebtedness. The sales pursuant to the SCPG Agreement were exempt from registration under Section 4(2) of the Securities Act.

         By giving 60 days prior written notice no earlier than November 1, 1998, the holders of the Series A Convertible Preferred Shares will have, beginning on January 1, 1999, the right to convert all or any portion of such shares into a number of common shares based on a conversion price of $26.50 per common share, subject to adjustment. Such conversion may occur earlier than January 1, 1999, in the event of a change of control of the Company or the termination of the Company's status as a REIT, or as the Company may otherwise determine. The right to convert Series A Convertible Preferred Shares called for redemption will terminate at the close of business on the fifth business day prior to the redemption date for such Series A Convertible Preferred Shares unless the Company does not pay the applicable redemption price. The Company is in the process of registering under the Securities Act any issuance of common shares by the Company upon conversion of the Series A Convertible Preferred Shares.

         On February 2, 1998, the Company closed a direct placement of 1,100,000 common shares to an affiliate of Union Bank of Switzerland ("UBS") for a gross consideration of $29.7 million, or $27.00 per share. The sales to UBS and its affiliates were exempt from registration under Section 4(2) of the Securities Act. In a related transaction, the Company entered into a forward stock contract with UBS which provided that during the first year after the closing of the direct placement, the Company would have the right to consummate a share settlement with UBS based on the then market price for the common shares. On January 21, 1999, the Company reacquired all of the 1,100,000 common shares for approximately $30.0 million with proceeds from borrowings under the Company's line of credit.

         On June 26, 1998, the Company privately placed 1,900,000 series B cumulative redeemable perpetual preferred Units (the "Series B Perpetual Preferred Units") with Belair Capital Fund LLC for approximately $95.0 million. The proceeds were used to repay borrowings under the Company's line of credit. The Series B Perpetual Preferred Units are callable by the Company in five years at par value and have a coupon rate of 8.3%. The private placement was exempt from registration under Section 4(2) of the Securities Act.

         Share Exchange and Merger Transactions

         In connection with the Company's Initial Public Offering ("IPO"), certain entities affiliated with the Company (the "Merged Entities") received Units in exchange for certain assets they contributed to the Operating Partnership. In February of 1998, (i) the Merged Entities distributed 113,500 Units to certain employees of the Merged Entities (the "Merged Entity Employees"), (ii) the Company issued 2,432,541 common shares in exchange for all of the capital stock of the Merged Entities to the owners of the Merged Entities (the "Merged Entity Owners"), and (iii) the Merged Entity Employees redeemed their 113,500 Units in exchange for an equal number of common shares. These transactions were approved by all of the independent members of the Company's board of trustees. The issuance of common shares to the Merged Entity Employees and Merged Entity Owners was exempt from registration under Section 4(2) of the Securities Act.

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

         The selected historical consolidated financial data for the Company for the years ended December 31, 1998 and 1997 and the period October 22, 1996 through December 31, 1996 and the selected historical combined financial data for the period January 1, 1996 through October 21, 1996 and the years ended December 31, 1995 and 1994 has been derived from the historical Consolidated and Combined Financial Statements of the Company and the predecessor company, respectively and the notes thereto audited by PricewaterhouseCoopers LLP, independent accountants.

                                                 COMPANY HISTORICAL                       PREDECESSOR COMPANY HISTORICAL
                                   ----------------------------------------------  ---------------------------------------------
                                    YEAR ENDED     YEAR ENDED      OCT. 22, 1996    JAN. 1, 1996     YEAR ENDED     YEAR ENDED
                                   DEC. 31, 1998  DEC. 31, 1997   - DEC. 31, 1996  - OCT. 21, 1996  DEC. 31, 1995  DEC. 31, 1994
                                   -------------  -------------   ---------------  ---------------  -------------  -------------
STATEMENTS OF OPERATIONS DATA:
Rental income....................  $   235,650    $ 127,089         $13,485          $27,086            $29,423        $25,256
Fee and other income/(1)/........        5,964        4,639             302           17,510             25,741         26,702
                                   ------------   ---------         -------          -------            -------        -------
    Total revenues...............      241,614      131,728          13,787           44,596             55,164         51,958
Operating expenses/(1)/..........       65,191       37,221           4,670           24,845             31,127         33,178
Real estate taxes................       25,512       13,742           1,162            3,085              3,030          2,691
Interest expense.................       42,681       21,955             846            5,951              3,882          3,191
Real estate depreciation and
  amortization...................       41,828       21,600           2,696            5,993              7,060          5,451
Other depreciation and                                                                                      106            106
amortization.....................
Equity in income of joint
  venture and
  unconsolidated subsidiary/(1)/.        7,398        5,208           1,427               18                 11             13
                                   -----------    ---------         -------          -------            -------        -------
Income before gains on sale,
  minority interest, and
  extraordinary item.............       73,800       42,418           5,840            4,740              9,970          7,354
Gains on sale....................       14,416          641                              378                             1,718
Minority interest/(2)/...........       (7,796)      (5,235)           (844)
                                   -------------  ----------        -------          -------            -------        -------
Income before extraordinary item.       80,420       37,824           4,996            5,118              9,970          9,072
Extraordinary item...............       (9,001)        (878)
                                   ------------   ---------         -------          -------            -------        -------
Net income.......................       71,419       36,946           4,996            5,118              9,970          9,072
Preferred dividends..............       (5,655)         (25)
                                   -------------  ---------         -------          -------            -------        -------
Net income applicable to common
  shareholders...................       65,764       36,921           4,996            5,118              9,970          9,072
                                   ============   =========         =======          =======            =======        =======
Net income per common share -
  basic..........................  $      1.70    $    1.48         $   .25
                                   ===========    =========         =======
Net income per common share
  before extraordinary item -
  basic..........................  $      1.93    $    1.52         $   .25
                                   ===========    =========         =======
Weighted average number of
  common shares outstanding......       38,742       24,930          20,002
                                   ===========    =========         =======
Net income per common share -
  diluted........................  $      1.68    $    1.46         $   .25
                                   ===========    =========         =======

Net income per common share
  before extraordinary item -
  diluted........................  $      1.89    $     1.49        $     .25
                                   ===========    ==========        =========
Weighted average number of
  common shares and common share
  equivalents outstanding........       42,497        25,307           20,332
                                   ===========    ==========        =========
BALANCE SHEET DATA (END OF PERIOD):
  Real estate, before accumulated
   depreciation/(3)/.............  $ 1,810,735    $1,170,992        $ 501,035                           $ 153,148      $ 151,673
  Real estate, after accumulated
   depreciation/(3)/.............     1,749,503    1,134,849          482,528                             141,368        144,366
  Cash and cash equivalents......         5,523        7,075            7,226                               1,033          9,133
  Total assets...................     1,871,145    1,239,846          531,026                             154,635        164,307
  Debt on real estate/(3)/.......       800,263      420,030          128,800                              46,442         46,732
  Total liabilities..............       880,447      470,607          151,977                              50,769         51,713
  Shareholders' equity...........       860,578      696,632          325,221                             103,866        112,594
OTHER DATA (END OF PERIOD):
EBITDA/(4)/......................  $    166,454   $   95,551        $  11,445        $  20,458          $  25,705      $  20,789
Funds from Operations/(5)/.......       113,620   $   66,047        $   8,935        $  11,608          $  18,114      $  13,889
Cash flow from operations........       101,986       61,458            9,142           10,268          $  16,238      $  13,059
Cash flow from investing.........      (563,851)    (660,263)        (353,809)         (32,985)         $  (4,301)     $ (40,909)
Cash flow from financing.........       460,313      598,654          351,892           23,283          $ (20,037)     $  35,378
PROPERTY DATA (END OF PERIOD):
Number of Properties.............           233          161               95               57                 55             54
Total GLA in sq. ft..............        21,519       18,082            9,944            6,641              6,323          5,976
Occupancy %......................            97%          96%              97%              95%                97%            96%

/(1)/ The Manager's operations are combined with the property operations in the historical statements of the predecessor company and are accounted for under the equity method in the Company's historical statements; therefore, the historical statements of the predecessor company include the Manager's revenues and expenses on a gross basis in the respective income and expense line items and the Company's historical statements present the Manager's net operations in the line item titled "Equity in income of joint venture and unconsolidated subsidiary."

      Equity in income of joint venture and unconsolidated subsidiary includes the Company's approximate 50% interest in the Broadmoor Austin Joint Venture on a historical basis, and the predecessor company's 25% in the Broadmoor Austin Joint Venture, which is accounted for on the equity method for all periods presented. For more information on the operations and accounts of the Broadmoor Austin Joint Venture, refer to footnote (7) in the footnotes to the Consolidated and Combined Financial Statements of the Company and predecessor company, respectively.

/(2)/ Represents the interest in the Operating Partnership which is owned by the minority interest holders.

/(3)/ In accordance with generally accepted accounting principles (GAAP), the balance sheet as of December 31, 1998 reflects the Company's investment in the Broadmoor Austin Properties using the equity method of accounting. As a result, the Company's approximate 50% share of the Broadmoor Austin Joint Venture's real estate and related debt are not included in the line items titled "Real estate, before accumulated depreciation," "Real estate, after accumulated depreciation" and "Debt on real estate." The following schedule represents the Balance Sheet Data as of December 31, 1998 on a historical basis. This presentation is provided for informational purposes only:

                                                                                              ADJUSTMENTS
                                                                         12/31/98            FOR COMBINING           12/31/98
                                                                       BALANCE SHEET          BROADMOOR'S       BALANCE SHEET DATA
                                                                     DATA AS PRESENTED       50% OWNERSHIP      BROADMOOR COMBINED
                                                                     -----------------       -------------      -------------------
            Real estate, before accumulated depreciation.........       $1,810,735             $  70,034             $1,880,769
            Real estate, after accumulated depreciation..........       $1,749,503             $  54,006             $1,803,509
            Debt on real estate..................................       $  800,263             $  77,000             $  877,263

/(4)/ EBITDA means operating income before mortgage and other interest expense, income taxes, depreciation and amortization. The Company believes EBITDA is useful to investors as an indicator of the Company's ability to service debt and pay cash distributions. EBITDA, as calculated by the Company, is not comparable to EBITDA reported by other REITs that do not define EBITDA exactly as the Company defines that term. EBITDA does not represent cash generated from operating activities in accordance with GAAP, and should not be considered as an alternative to operating income or net income as an indicator of performance or as an alternative to cash flows from operating activities as an indicator of liquidity. The Company's EBITDA for the respective periods is calculated as follows:

                                                              COMPANY
                                                             HISTORICAL                       PREDECESSOR COMPANY HISTORICAL
                                            ------------------------------------------- --------------------------------------------
(in thousands)                               YEAR ENDED     YEAR ENDED   OCT. 22, 1996- JAN. 1, 1996 -   YEAR ENDED     YEAR ENDED
                                            DEC. 31, 1998  DEC. 31, 1997 DEC. 31, 1996   OCT. 21, 1996  DEC. 31, 1995  DEC. 31, 1994
                                            -------------  ------------- -------------- --------------  -------------  -------------
EBITDA
Net Income..................................  $  71,419        $ 36,946     $   4,996     $   5,118      $  9,970       $   9,072
Add:
  Interest expense..........................     42,681          21,995           846         5,951         3,882           3,191
  Real estate depreciation and amortization.     41,828          21,600         2,696         5,993         7,060           5,451
  Other depreciation and amortization.......                                                                  106             106
  EBITDA of unconsolidated subsidiary.......      6,086           5,434         1,700
  EBITDA of unconsolidated joint venture....      9,588           9,419         1,810         3,792         4,698           4,700
Extraordinary items.........................      9,001             878
Minority interest(1)........................      7,665           5,128           824
Less:
  Gains on sale ............................    (14,416)           (641)                       (378)                       (1,718)
  Equity in income of joint venture and
    unconsolidated subsidiary...............     (7,398)         (5,208)       (1,427)          (18)          (11)            (13)
                                              ---------        --------     ---------     ---------      --------       ---------
EBITDA .....................................    166,454        $ 95,551     $  11,445     $  20,458      $ 25,705       $  20,789
                                              =========        ========     =========     =========      ========       =========

(1) Represents the minority interest applicable to common and preferred Unit holders of the Operating Partnership.

(5) "Funds from Operations" as defined by the National Association of Real Estate Investment Trusts ("NAREIT") means net income, computed in accordance with generally accepted accounting principles ("GAAP") excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. The Company believes that Funds from Operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing and investing activities it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. The Company's Funds from Operations is not comparable to Funds from Operations reported by other REITs that do not define that term using the current NAREIT definition. The Company believes that in order to facilitate a clear understanding of the combined historical operating results of the predecessor company and the Company, Funds from Operations should be examined in conjunction with net income as presented in the audited Consolidated and Combined Financial Statements and notes thereto of the Company and predecessor company included elsewhere in this Form 10-K. Funds from Operations does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income as an indication of the Company's performance or to cash flows as a measure of liquidity or ability to make distributions. The Company's and predecessor company's Funds from Operations for the respective periods is calculated as follows:

                                                              COMPANY
                                                             HISTORICAL                       PREDECESSOR COMPANY HISTORICAL
                                            ------------------------------------------- --------------------------------------------
(in thousands)                               YEAR ENDED     YEAR ENDED   OCT. 22, 1996- JAN. 1, 1996 -   YEAR ENDED     YEAR ENDED
                                            DEC. 31, 1998  DEC. 31, 1997 DEC. 31, 1996   OCT. 21, 1996  DEC. 31, 1995  DEC. 31, 1994
                                            -------------  ------------- -------------- --------------  -------------  -------------
FUNDS FROM OPERATIONS
Net Income.................................   $  71,419       $  36,946     $   4,996       $   5,118      $  9,970     $  9,072
Add:
  Real estate depreciation and amortization      41,828          21,600         2,696           5,993         7,060        5,451
  Real estate depreciation and amortization
    of unconsolidated joint venture........       2,196           2,136           419             875         1,084        1,084
  Minority interest(1).....................       7,665           5,128           824
Extraordinary items........................       9,001             878
Less:
  Gains on sale............................
  Dividend on perpetual preferred..........     (14,416)           (641)                         (378)                    (1,718)
                                                 (4,073)
                                              ---------       ---------     ---------       ---------      --------     --------
Funds from Operations......................   $ 113,620       $  66,047     $   8,935       $  11,608      $ 18,114     $ 13,889
                                              =========       =========     =========       =========      ========     ========

(1) Represents the minority interest applicable to the common and preferred Unit holders of the Operating Partnership.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the "Selected Financial and Operating Data" and the historical Consolidated and Combined Financial Statements and related notes thereto for the Company.

     Historical results set forth in the "Selected Financial and Operating Data," the Combined Financial Statements of the predecessor company, and the Consolidated Financial Statements of the Company should not be taken as an indication of future operations of the Company.

OVERVIEW

     Prentiss Properties Trust was formed under the laws of the state of Maryland on July 12, 1996, to be a self-administered and self-managed REIT. Prentiss Properties Trust owns a limited partnership interest and, through a wholly-owned subsidiary, Prentiss Properties I, Inc. (the "General Partner"), a sole general partnership interest in the Operating Partnership.

     The Company succeeded to substantially all of the interests of the Manager and its affiliates in (i) a portfolio of office and industrial properties, and
(ii) the national acquisition, property management, leasing, development and construction businesses of Prentiss Properties Limited, Inc. ("PPL") and its affiliates (the "Prentiss Group"). The acquisition, property management, leasing, development and construction businesses are carried out by the Operating Partnership and the Manager, of which the Company owns a 95% non-voting economic interest.

     Upon completion of the Company's IPO and certain related transactions (collectively, the "Formation Transactions"), the Company owned 87 properties (the "Initial Properties"), which consisted of 28 office (the "Initial Office Properties") and 59 industrial (the "Initial Industrial Properties") containing an aggregate of 8.9 million net rentable square feet. Between the closing of the IPO and December 31, 1998, the Company acquired or developed in the aggregate 176 properties totaling 15.5 million square feet and disposed of 30 properties totaling 2.9 million square feet. As of December 31, 1998, the Company's 233 Properties consisted of 128 office and 105 industrial Properties containing 21.5 million net rentable square feet. The Company's Properties include 13 Properties containing 1.7 million square feet that are in various stages of development or have been recently developed by the Company and are in various stages of lease-up. The Company's property-related transactions since the Company's IPO are summarized below:

                                                                           NUMBER OF
                                                                           BUILDINGS     SQUARE FEET
                                                                          ----------     -----------
                                                                                           (000's)
Company's Initial Properties........................................            87             8,867

Activity Subsequent to IPO through December 31, 1996
     Property Acquisitions..........................................             8             1,077
     Property Dispositions..........................................
     Development Starts.............................................             2               441
                                                                          --------       -----------
                                                                                97            10,385

Activity for the Year Ended December 31, 1997
     Property Acquisitions..........................................            66             6,817
     Property Dispositions..........................................            (1)             (284)
     Development Starts.............................................             8             1,164
                                                                          --------       -----------
                                                                               170            18,082

Activity for the Year Ended December 31, 1998
     Property Acquisitions..........................................            84             5,016
     Property Dispositions..........................................           (29)           (2,595)
     Development Starts.............................................             8             1,016
                                                                          --------       -----------

Properties at December 31, 1998.....................................           233            21,519
                                                                          ========       ===========

RESULTS OF OPERATIONS

     The results of operations for the years ended December 31, 1998 and 1997 and the period between October 22, 1996 and December 31, 1996 include the operations of the Company. The results of operations for the period between January 1, 1996 through October 21, 1996 represent the combined results of operations from the predecessor company. As noted above, the Company has had significant property transactions during the periods subsequent to the Company's IPO, and consequently, the comparisons of the years provide only limited information regarding the operations of the Company as currently constituted.

Comparison of the Year Ended December 31, 1998 to the Year Ended December 31,
1997

     General. As a result of the Company's significant property transactions, with respect to the comparison of the results of operations for the year ended December 31, 1998 to the year ended December 31, 1997, the following should be considered:

     .   65  Properties that consolidated into the Company's results of operations were owned and fully operational at January 1, 1997 and remained in the Company's portfolio at December 31, 1998;
     .    7  Properties, the Broadmoor Austin Properties, were accounted for using the equity method of accounting;
     .  145  Properties were acquired subsequent to January 1, 1997 and prior to
             December 31, 1998 that remained in the Company's portfolio at
             December 31, 1998;
     .   30  properties were sold during the two-year period ended December 31,
             1998;
     .    3  Properties that were developed by the Company became operational during the year ended December 31, 1998 and remained in the portfolio at December 31, 1998; and
     .   13  Properties were in various stages of development or in various stages of lease-up at December 31, 1998.

     The Company's Northeast Region was established during the year ended December 31, 1997; therefore, none of the Northeast Region's Properties are included in the comparison of the 65 Properties that were owned and fully operational at January 1, 1997 and remained in the Company's portfolio at December 31, 1998.

     Rental Revenue. Rental revenues increased by $108.6 million, or 85.4%, to $235.7 million from $127.1 million primarily as a result of Properties acquired or development Properties becoming operational subsequent to January 1, 1997, offset by properties that were sold during the two years ended December 31, 1998. Rental income for the 65 Properties that were owned and fully operational at January 1, 1997 and remained in the Company's portfolio at December 31, 1998 increased by $1.2 million, or 1.5%, from $82.5 million for the year ended December 31, 1997 to $83.7 million for the year ended December 31, 1998. The increase was attributable to five of the Company's six regions as follows:

     .   10 Properties in the Mid-Atlantic Region increased $707,000, or 4.2%;
     .   13 Properties in the Midwest Region increased $1.4 million, or 7.7%;
     .    9 Properties in the Southeast Region decreased $98,000, or 1.3%;
     .   15 Properties in the Southwest Region decreased $644,000, or 1.9%; and
     .   18 Properties in the West Region decreased $213,000, or 3.3%.

     Property Operating and Maintenance. Property operating and maintenance increased by $26.6 million, or 86.9%, to $57.2 million from $30.6 million primarily as a result of Properties acquired or development Properties becoming operational subsequent to January 1, 1997, offset by properties that were sold during the two years ended December 31, 1998. Property operating and maintenance for the 65 Properties that were owned and fully operational at January 1, 1997 and remained in the Company's portfolio at December 31, 1998 decreased by $545,000, or 2.6%, from $20.9 million for the year ended December 31, 1997 to $20.3 million for the year ended December 31, 1998. The decrease was attributable to five of the Company's six regions as follows:

     .   10 Properties in the Mid-Atlantic Region decreased $45,000, or 1.2%;
     .   13 Properties in the Midwest Region decreased $121,000, or 3.1%;
     .    9 Properties in the Southeast Region decreased $272,000, or 8.3%;
     .   15 Properties in the Southwest Region decreased $3,000, or less than
            1%; and
     .   18 Properties in the West Region decreased $104,000, or 18.7%.

     Real Estate Taxes. Real estate taxes increased by $11.8 million, or 85.7%, to $25.5 million from $13.7 million primarily as a result of Properties acquired or development Properties becoming operational subsequent to January 1, 1997, offset by properties that were sold during the two years ended December 31, 1998. Real estate taxes for the 65 Properties that were owned and fully operational at January 1, 1997, and remained in the Company's portfolio at December 31, 1998 increased by $1.0 million, or 11.2%, from $9.3 million for the year ended December 31, 1997, to $10.3 million for the year ended December 31, 1998. The increase was attributable to five of the Company's six regions as follows:

     .   10 Properties in the Mid-Atlantic Region increased $135,000, or 10.4%;
     .   13 Properties in the Midwest Region increased $90,000, or 3.0%;
     .    9 Properties in the Southeast Region increased $118,000, or 36.7%;
     .   15 Properties in the Southwest Region increased $733,000, or 18.5%; and
     .   18 Properties in the West Region decreased $39,000, or 5.6%.

     Interest Expense. Interest expense increased by $20.6 million, or 97.4%, to $41.7 million from $21.1 million primarily as a result of the increase of the debt on real estate from $128.8 million at January 1, 1997 to $420.0 million at December 31, 1997 and $800.3 million at December 31, 1998. The increase in debt on real estate during the two years ended December 31, 1998, results primarily from the significant property transactions occurring between January 1, 1997 and December 31, 1998.

     Depreciation and Amortization. Depreciation and amortization increased by $20.2 million, or 93.6%, to $41.8 million from $21.6 million primarily as a result of Properties acquired or development Properties becoming operational subsequent to January 1, 1997, offset by properties that were sold during the two years ended December 31, 1998. Depreciation and amortization for the 65 Properties that were owned and fully operational at January 1, 1997 and remained in the Company's portfolio at December 31, 1998, increased by $1.5 million, or 10.9%, from $14.0 million for the year ended December 31, 1997, to $15.5 million for the year ended December 31, 1998. The increase was attributable to five of the Company's six regions as follows:

     .   10 Properties in the Mid-Atlantic Region increased $320,000, or 10.1%;
     .   13 Properties in the Midwest Region increased $200,000, or 6.1%;
     .    9 Properties in the Southeast Region increased $36,000, or 2.0%;
     .   15 Properties in the Southwest Region increased $923,000, or 20.3%; and
     .   18 Properties in the West Region increased $49,000, or 3.9%.

     Equity in Income of Joint Venture and Unconsolidated Subsidiary. Equity in income of joint venture and unconsolidated subsidiary increased by $2.2 million, or 42.1%, from $5.2 million for the year ended December 31, 1997 to $7.4 million for the year ended December 31, 1998. The increase was attributable to (i) an increase of $1.2 million, representing the Company's 50% proportionate share of the increase in net income, before extraordinary item, of the Broadmoor Austin Properties; and (ii) an increase of $1.0 million, representing the Company's 95% proportionate share of the increase in net income of the Manager.

     Gains on Sale. Gains on sale increased by $13.8 million, to $14.4 million, from $641,000 as a result of the Company's property sales occurring during 1998. It is the Company's strategy to obtain the maximum value from each of its Properties, which is occasionally achieved through the sale of a property.

     Minority Interest. Minority interest increased by $2.6 million, or 48.9%, from $5.2 million for the year ended December 31, 1997, to $7.8 million for the year ended December 31, 1998. The increase was primarily attributable to the issuance by the Operating Partnership of 1,900,000 Series B Perpetual Preferred Units in June 1998, offset by the conversion in February 1998 of 2,432,541 and 113,500 Operating Partnership Units into common shares. The increase is also attributable to the issuance of Units in conjunction with Property acquisitions between January 1, 1997 and December 31, 1998.

     Extraordinary Items. Extraordinary items increased by $8.1 million, to $9.0 million, from $878,000 as a result of two significant transactions during 1998, including (i) the Company's recognition of its 50% proportionate share of Broadmoor Austin's $12.9 million, or $6.45 million, of prepayment penalties and unamortized financing during the period; and (ii) the distribution of 113,500 Operating Partnership Units by an affiliate of the Company to certain employees of the Company resulting in a non-cash charge to the Company of $3.1 million. The transactions were recorded net of the minority interest holders' proportionate share of each charge totaling $406,000 and $193,000, respectively. In addition, the Company incurred a charge of $93,000 (net of the minority interest holders' $4,000 proportionate share) related to early repayment of debt during 1998.

Comparison of the Year Ended December 31, 1997 to the Year Ended December 31,
1996

     General. As a result of the Company's significant property transactions, with respect to the comparison of the results of operations for the year ended December 31, 1997 to the year ended December 31, 1996, the following should be considered:

     .   47 Properties that were combined into the predecessor company's results of operations were owned and fully operational at January 1, 1996 and remained in the Company's portfolio at December 31, 1997;
     .    7 Properties, the Broadmoor Austin Properties, were accounted for using the equity method of accounting;
     .  107 Properties were acquired subsequent to January 1, 1996 and prior to
            December 31, 1997 that remained in the Company's portfolio at December 31, 1997;
     .    1 property was sold during the two-year period ended December 31,
            1997; and
     .    9 Properties were in various stages of development or in various stages of lease-up at December 31, 1997.

     The Company's Northeast and West Regions were established during the two years ended December 31, 1997; therefore, none of the Properties in the Company's Northeast and West Regions are included in the comparison of the 47 Properties that were owned and fully operational at January 1, 1996 and remained in the Company's portfolio at December 31, 1997.

     Rental Revenue. Rental revenues increased by $86.5 million, or 213.3%, to $127.1 million from $40.6 million primarily as a result of the Properties acquired subsequent to January 1, 1996, offset by the property that was sold during the two years ended December 31, 1997. The rental income for the 47 Properties that were owned and fully operational at January 1, 1996 and remained in the Company's portfolio at December 31, 1997, increased by $2.4 million, or 8.1%, from the year ended December 31, 1996 to the year ended December 31, 1997. The increase was attributable to four of the Company's six regions as follows:

     .   6 Properties in the Mid-Atlantic Region increased $413,000, or 8.0%;
     .  24 Properties in the Midwest Region increased $862,000, or 11.1%;
     .   9 Properties in the Southeast Region increased $146,000, or 2.1%; and
     .   8 Properties in the Southwest Region increased $1.0 million, or 10.0%.

     Property Operating and Maintenance. Property operating and maintenance expenses increased by $19.4 million, or 174.0%, to $30.6 million from $11.2 million, primarily as a result of the Properties acquired subsequent to January 1, 1996, offset by the property that was sold during the two years ended December 31, 1997. The property operating and maintenance expenses for the 47 Properties that were owned and fully operational at January 1, 1996 and remained in the Company's portfolio at December 31, 1997, increased by approximately $563,000, or 6.7%, from the year ended December 31, 1996 to the year ended December 31, 1997. The increase was attributable to four of the Company's six regions as follows:

     .   6 Properties in the Mid-Atlantic Region decreased $22,000, or 2.1%;
     .  24 Properties in the Midwest Region increased $371,000, or 39.3%;
     .   9 Properties in the Southeast Region decreased $39,000, or 1.2%; and
     .   8 Properties in the Southwest Region increased $253,000, or 8.4%.

     Real Estate Taxes. Real estate taxes increased by $9.5 million, or 223.6%, to $13.7 million from $4.2 million, primarily as a result of the Properties acquired subsequent to January 1, 1996, offset by the property that was sold during the two years ended December 31, 1997. The real estate tax expense for the 47 Properties that were owned and fully operational at January 1, 1996 and remained in the Company's portfolio at December 31, 1997, decreased by approximately $88,000, or 2.6%, from the year ended December 31, 1996 to the year ended December 31, 1997. The decrease was attributable to four of the Company's six regions as follows:

     .   6 Properties in the Mid-Atlantic Region increased $45,000, or 10.3%;
     .  24 Properties in the Midwest Region increased $27,000, or 2.3%;
     .   9 Properties in the Southeast Region decreased $369,000, or 53.5%; and
     .   8 Properties in the Southwest Region increased $210,000, or 19.1%.

     Interest Expense. Interest expense increased by $15.8 million, or 298.1%, primarily as a result of the increase in debt on real estate from $128.8 million at December 31, 1996 to $420.0 million at December 31, 1997. The increase in debt service is attributable to borrowings incurred and assumed in connection with the Company's significant property transactions occurring between January 1, 1996 and December 31, 1997.

     Depreciation and Amortization. Depreciation and amortization increased by $12.9 million, or 148.6%, to $21.6 million from $8.7 million primarily as a result of Properties acquired subsequent to January 1, 1996, offset by the property that was sold during the two years ended December 31, 1997. Depreciation and amortization for the 47 Properties that were owned and fully operational at January 1, 1996 and remained in the Company's portfolio at December 31, 1997, increased by $666,000, or 8.7%, from $7.7 million for the year ended December 31, 1996 to $8.4 million for the year ended December 31, 1997. The increase was attributable to four of the Company's six regions as follows:

     .   6 Properties in the Mid-Atlantic Region increased $195,000, or 13.4%;
     .  24 Properties in the Midwest Region increased $358,000, or 15.2%;
     .   9 Properties in the Southeast Region increased $218,000, or 14.0%; and
     .   8 Properties in the Southwest Region decreased $105,000, or 4.5%.

     Management Fees, Development, Leasing, Sale and Other Fees and General and Administrative and Personnel Costs. The decrease in management fees and development, leasing, sale and other fees, as well as general and administrative expenses and personnel costs for the year ended December 31, 1997 from the year ended December 31, 1996, is primarily attributable to the Company's use of the equity method of accounting for the majority of the Company's third-party management service business, and thus, the inclusion of the third-party management service operations in the equity in income of joint venture and unconsolidated subsidiary line item for the year ended December 31, 1997. The predecessor company's third-party management services are combined into the operations of the predecessor company and therefore included on a gross basis in the line items (i) management fees; (ii) development, leasing, sale and other fees; and (iii) general and administrative and personnel costs, net.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents were $5.5 million and $7.1 million at December 31, 1998 and December 31, 1997, respectively. The decrease in cash and cash equivalents is primarily a result of cash flows used in investing activities exceeding cash flows provided by operating and financing activities. Net cash provided by operating activities was $102.0 million for the year ended December 31, 1998 compared to $61.5 million for the year ended December 31, 1997.

     Net cash used in investing activities decreased from $660.3 million for the year ended December 31, 1997 to $563.9 million for the year ended December 31, 1998. This decrease is due primarily to proceeds from the sale of real estate in 1998 exceeding that in 1997.

     Net cash provided by financing activities of $460.3 million for the year ended December 31, 1998 decreased from $598.7 million for the year ended December 31, 1997. This decrease is primarily attributable to proceeds from securities offerings, mortgage loans and other indebtedness incurred to fund the 1997 acquisitions exceeding the proceeds raised from such sources in 1998.

     As of December 31, 1998, the Company had outstanding total indebtedness, including its pro rata share of Joint Venture Debt and construction loans of approximately $877.3 million, or approximately 44.7% of total market capitalization based on a common share price of $22.3125 per common share. The Company's policy is to limit combined indebtedness plus its pro rata share of Joint Venture Debt and construction loans so that at the time such debt is incurred, it does not exceed 50% of the Company's Total Market Capitalization. As of December 31, 1998, the Company had the approximate capacity to borrow up to an additional $209.2 million under the Debt Limitation. The amount of indebtedness that the Company may incur, and the policies with respect thereto, are not limited by the Company's declaration of trust and bylaws, and are solely within the discretion of the Company's board of trustees.

     On December 31, 1997, the Company replaced the existing line of credit with a new $300 million unsecured line of credit with a group of 12 banks (the "Line of Credit"). The Line of Credit reduced the interest rate on borrowings from LIBOR plus 175 basis points to LIBOR plus 137.5 basis points. The Line of Credit is unsecured and has a term of three years. Additionally, the Company is required to pay an average daily unused commitment fee of 20 basis points per annum if the daily unused portion of the Line of Credit is greater than the related daily balance outstanding. The fee is reduced to 15 basis points per annum if the daily unused portion is less than the daily balance outstanding. The Company had net borrowings from the Line of Credit during the period and an outstanding balance of $122.0 million at December 31, 1998, resulting in an available balance of $178.0 million.

     In September 1997, the Company entered into a seven-year interest rate swap locking in cost of funds of 6.25% (before the spread over LIBOR) on $110 million (the "Interest Rate Swap"). The Interest Rate Swap consists of two separate agreements intended to manage the relative mix of the Company's debt between fixed and variable rate instruments. The Interest Rate Swap agreement modifies a portion of the interest characteristics of the Company's variable rate debt, effectively converting variable rate debt to fixed rate debt. The fixed rates to be paid, the effective fixed rate and the variable rate to be received by the Company, are summarized in the following table:

                                                                   SWAP RATE
                     SWAP RATE PAID       EFFECTIVE FIXED     RECEIVED (VARIABLE) AT
 NOTIONAL AMOUNT         (FIXED)               RATE                 12/31/98             SWAP MATURITY
 ---------------         -------          ---------------           --------             -------------
$50 million               6.253%               7.503%               5.064%            September 30, 2004
$60 million               6.248%               7.498%               5.064%            September 30, 2004

     The differences to be paid or received by the Company under the terms of the Interest Rate Swap agreement are accrued as interest rates change and recognized as an adjustment to interest expense by the Company pursuant to the terms of the two agreements and will have a corresponding effect on its future cash flows. The effect of the Interest Rate Swap was recorded as an adjustment to interest expense on the Company's Bridge Loan (as described in the table below) prior to its payoff in January 1999. Subsequent to the payoff of the Bridge Loan, the effects of the Interest Rate Swap will be recorded as an adjustment to interest expense on the Company's Bank Term Facility (as described in the table below). Agreements such as these contain a credit risk that the counterparties may be unable to meet the terms of the agreement. The Company minimizes that risk by evaluating the creditworthiness of its counterparties, which is limited to major banks and financial institutions, and does not anticipate non-performance by the counterparties.

     On August 25, 1998, the Company entered into two treasury rate lock agreements with Societe Generale, New York Branch, and UBS AG, London Branch, each covering a notional amount of $49.25 million. These agreements were executed in anticipation of closing mortgage loans over the course of the next six months. The agreements effectively locked the cost of the underlying 10-year treasury rate, which is the security used as a benchmark to price the mortgages the Company anticipated entering into. On October 6, 1998, the Company terminated one $49.25 million agreement with Societe Generale, New York Branch, and as a result of the substantial downward movement in the underlying treasury security, incurred settlement costs of $4.3 million. These settlement costs are expected to be amortized over the 12-year term of the $35.75 million Park West C2 loan (as described in the table below) with the remainder being amortized over $13.5 million of the $42.25 million One O'Hare Centre loan (as described in the table below). The effective interest rate on the $49.25 million will be 7.40%.

     On December 29, 1998, the Company terminated the $49.25 million treasury lock agreement with UBS AG, London Branch, and incurred settlement costs of approximately $1.8 million. These settlement costs will be amortized over the life of two 10-year loans with combined principal of $64.0 million that were closed subsequent to December 31, 1998. The effective interest rate on the $49.25 million will be 7.30% per annum.

     The following table sets forth the Company's mortgage debt as of December 31, 1998:

                                          CURRENT
                                          BALANCE                           INTEREST                                        ANNUAL
DESCRIPTION                               (000S)        AMORTIZATION          RATE                  MATURITY               INTEREST
-----------                               ------        ------------          ----                  ---------              --------
Bridge Loan (1)                          $120,000       None                7.40%(2)            January 4, 1999           $8,880
2500 Cumberland Parkway                    13,151       None                6.56%(3)          September 10, 2000 (14)        863
Line of Credit                            122,000       None                6.44%(4)             January 2, 2001           7,851
Executive Center Del Mar                   13,225       None                6.71%(5)           December 19, 2001 (15)        887
Bank Term Facility                        100,000       None                6.44%(4)            October 13, 2002           6,435
Bachman West                                3,020       25 yr               8.63%              December 1, 2003              260
Northeast Portfolio Loan (6)               60,000       None (11)           6.80%             December 10, 2003            4,080
One Westchase Center                       25,339       25 yr               7.84%              February 1, 2004            1,987
Crescent Centre                            12,000       None                7.95%                 March 1, 2004              954
Walnut Glen Tower                          35,000       None (12)           6.92%                 April 1, 2005            2,422
Highland Court                              5,031       25 yr               7.27%                 April 1, 2006              366
Westheimer Central Plaza                    6,060       25 yr               8.38%                August 1, 2006              508
Oaklands Corporate Center (9)               1,356       20 yr               8.65%                August 1, 2006              117
Creamery Way (9)                            3,814       20 yr               8.30%            September 19, 2006              317
PPREFI Portfolio Loan (7)                 180,100       None                7.58%             February 26, 2007           13,652
Oaklands Corporate Center (9)               6,388       25 yr               8.55%                  July 1, 2007              546
Oaklands Corporate Center (9)               2,692       25 yr               8.40%              November 1, 2007              226
Park West C2 (10)                          35,718       30 yr               7.36%             November 10, 2010            2,629
One O'Hare Centre (10)                     42,250       30 yr               7.03%              January 10, 2011            2,970
Broadmoor Austin (8)                       77,000       None (13)           7.04%                April 10, 2011            5,421
Southpoint (III) (9)                        7,941       20 yr               7.75%                April 14, 2014              615
Other Corporate Debt                        5,178       None                7.40%                    Various                 383
                                        ----------                          -----                                        --------
Total Financing/Weighted Average Rate    $877,263                           7.11%                                        $62,369
                                        ==========                          =====                                        ========

     (1) The Bridge Loan was repaid in January 1999. At December 31, 1998, the Bridge Loan was collateralized by the following 16 Properties: Natomas Corporate Center (six Properties), Corporetum Office Campus (five Properties), The Academy (three Properties), and Seven Mile Crossing (two Properties).
     (2) Represents the weighted average interest rate for the Interest Rate Swap of $50 million at an effective rate of 7.503% and $60 million at an effective rate of 7.498%. Additionally, rate shown reflects a variable rate on $10 million equal to LIBOR + 1.25%; on December 31, 1998, LIBOR was equal to 5.06%.
     (3) Represents a variable rate equal to LIBOR + 1.50%; on December 31, 1998, LIBOR was equal to 5.06%.
     (4) Represents a variable rate equal to LIBOR + 1.375%; on December 31, 1998, LIBOR was equal to 5.06%.
     (5) Represents a variable rate equal to LIBOR + 1.65%; on December 31, 1998, LIBOR was equal to 5.06%. (6) The Northeast Portfolio Loan is collateralized by the following 11 Properties: Valleybrooke (five Properties), Lake Center (two Properties), certain of the Southpoint Properties (two Properties), and certain of the Woodland Falls Properties (two Properties).
     (7)  The PPREFI Portfolio Loan is collateralized by the following 38
          Properties: certain of the Los Angeles Industrial Properties (18 Properties), certain of the Kansas City Industrial Properties (six Properties), certain of the Chicago Industrial Properties (four Properties), Park West E1 and E2 (two Properties), One Northwestern Plaza, 3141 Fairview Park Drive, O'Hare Plaza II, 1717 Deerfield Road, 2411 Dulles Corner Road, 4401 Fair Lakes Court, the WestPoint Office Building and the PacifiCare Building.
     (8) The Company, through the Operating Partnership, owns an approximate 50% non-controlling partnership interest in the entity that owns the Broadmoor Austin Properties, which interest is accounted for using the equity method of accounting. The amount shown reflects the Company's proportionate share of the mortgage indebtedness collateralized by the Properties.
     (9) The mortgage loan is collateralized by certain of the Properties in the respective office property grouping.
     (10) Includes the effect of the settlement cost of $4.3 million on the $49.25 million treasury lock agreement that was terminated on October 6, 1998. The settlement cost related to $35.75 million of the treasury lock is being amortized over the 12-year term of the Park West C2 loan, with the remaining $13.5 million amortized over the 12-year term of the One O'Hare Centre loan.
     (11) The loan, which was entered into in December 1997, has no principal amortization during the first 24 months of the loan term. Principal and interest are payable for the remaining loan term based on a 25-year amortization.
     (12) The loan, which was entered into in March 1998, has no principal amortization during the first 24 months of the loan term. Principal and interest are payable for the remaining loan term based on a 30-year amortization.
     (13) The loan, which was entered into in March 1998, has no principal amortization during the first 36 months of the loan term. Principal and interest are payable for the remaining loan term based on a 16.25-year amortization.

     (14) The Company has completed an application, which has been approved by the lender, to provide for permanent financing which, upon closing, will extend the maturity of the mortgage debt on the 2500 Cumberland Parkway Property to 2009.
     (15) December 19, 2001 represents a maturity date based on the Company's anticipated execution of its option to extend the term of the loan one year beyond the original maturity date of December 19, 2000.

     The Company's Properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. For the year ended December 31, 1998, the Company's recurring non-incremental revenue-generating capital expenditures totaled $8.2 million. The Company's recurring non-incremental revenue- generating capital expenditures exclude approximately $3.1 million related to the Walnut Glen Tower Property for the year ended December 31, 1998, which were reserved during the formation of the Company. The Company's recurring non-incremental revenue-generating capital expenditures were attributable to the Company's six regions as follows: (1) Mid-Atlantic-$882,000; (2) Midwest-$1.5 million; (3) Northeast-$678,000; (4)
Southeast-$2.3 million; (5) Southwest-$2.1 million; and (6) West-$707,000.

     The Company has considered its short-term liquidity needs and the adequacy of adjusted estimated cash flows and other expected liquidity sources to meet these needs. The Company believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements and the minimum distribution required to maintain the Company's REIT qualification under the Internal Revenue Code. The Company anticipates that these needs will be fully funded from the Company's cash flows provided by operating activities and, when necessary to fund shortfalls resulting from the timing of collections of accounts receivable in the ordinary course of business, from the Line of Credit, leasing development and construction business and from the Manager. The Manager's sole sources of income are fees generated by its office and industrial real estate management, leasing, development and construction business.

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

FUNDS FROM OPERATIONS

     "Funds from Operations" as defined by NAREIT, means net income, computed in accordance with GAAP excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. The Company believes that Funds from Operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. The Company's Funds from Operations is not comparable to Funds from Operations reported by other REITs that do not define that term using the current NAREIT definition. The Company believes that in order to facilitate a clear understanding of its operating results, Funds from Operations should be examined in conjunction with net income as presented in the audited Consolidated and Combined Financial Statements of the Company and predecessor company, respectively. Funds from Operations does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income as an indication of the Company's performance or to cash flows as a measure of liquidity or ability to make distributions.

                                                     COMPANY HISTORICAL                      PREDECESSOR COMPANY HISTORICAL
                                          -------------------------------------------   -------------------------------------------

(in thousands)                              YEAR ENDED    YEAR ENDED    OCT. 22, 1996-  JAN. 1, 1996-    YEAR ENDED     YEAR ENDED
                                          DEC. 31, 1998  DEC. 31, 1997  DEC. 31, 1996   OCT. 21, 1996  DEC. 31, 1995  DEC. 31, 1994

                                          -------------  -------------  -------------   -------------  -------------  -------------

FUNDS FROM OPERATIONS
Net Income............................     $   71,419    $   36,946      $   4,996           $5,118        $  9,970      $  9,072

Add:

  Real estate depreciation and                 41,828        21,600          2,696            5,993           7,060         5,451

amortization..........................

  Real estate depreciation and                  2,196         2,136            419              875           1,084         1,084

amortization of ......................          7,665         5,128            824

unconsolidated joint venture..........          9,001           878

  Minority interest(1)................

  Extraordinary items.................
Less:

  Gains on sale.......................        (14,416)         (641)                           (378)                       (1,718)

  Dividend on perpetual preferred.....         (4,073)

                                           ----------   ------------    -------------   -------------  -------------  -------------

Funds from Operations.................     $  113,620    $   66,047      $   8,935        $  11,608       $  18,114      $ 13,889
                                           ==========   ============    =============   =============  =============  =============

(1) Represents the minority interest applicable to the common and preferred Unit holders of the Operating Partnership.

     Funds from Operations increased by $47.6 million for the year ended December 31, 1998 from the year ended December 31, 1997, and increased by $45.5 million for the year ended December 31, 1997, from the year ended December 31, 1996, as a result of the factors discussed in the analysis of operating results.

IMPACT OF THE YEAR 2000 ISSUE

     The Y2K compliance problem is the result of computer programs designed to use two-digit rather than four digit years. Thus, the year 1998 is represented as 98 and the year 2000 would be represented as 00. This could be interpreted as either 1900 or 2000. Systems that have Y2K-related issues, may perceive time to have reverted back 100 years. Systems, equipment and software with exposure to Y2K-related problems exist not only in computerized Information Systems but also in building operating systems such as elevators, alarm systems, energy management systems, phone systems, and numerous other systems and equipment. Failure to adequately identify and correct Y2K-related problems could result in a Systems failure or malfunction with potential adverse effects including personal injury, property damage, and disruption of operations. Any or all of these failures could materially and adversely affect the Company's business, financial condition, or results of operations.

     Due to the exposure and potential liabilities inherent in both the Systems used internally by the Company and those Systems used by third-parties to conduct business with the Company, in September 1997, the Company created the Y2K Committee (the "Y2K Committee") headed by the Vice President of Information Systems and co-chaired by the Vice President of National Property Operations. Due to the national presence of the Company, the Y2K Committee appointed approximately 85 employees (the "Y2K Coordinators") designated as either Y2K property coordinators ("Y2K Property Coordinators") or Y2K corporate office coordinators ("Y2K Corporate Office Coordinators"). The purpose of the Y2K Committee was to develop a plan to assess and mitigate the Company's exposure to potential Y2K-related problems (the "Company's Y2K Plan"). In order to implement the Company's Y2K Plan in a timely and uniform manner, during August 1998 the Y2K Committee held classes to educate the Y2K Coordinators on the steps to be taken to implement the Company's Y2K Plan. Due to the risks associated with inadequate assessment and remediation of the Systems, the Company engaged various independent sources to assist in the review of the Company's Y2K Plan, including:

     .    An embedded systems specialist to focus on building Systems
     .    A Big 5 Accounting firm focusing on financial Systems
     .    A Legal firm specializing in Y2K issues
     .    Computer Sciences Corporation ("CSC") to perform an overall review

     CSC returned in December 1998 to review the Company's progress. No significant exposures were found and any recommendations have been incorporated into the Y2K Plan.

Additional Internal Review

     During April 1999 the Y2K Committee will perform internal reviews with each of the Company's Property Managers. This effort is to further assure that remediation and progress to date is on track by reviewing for full compliance with the Company's Y2K Plan.

General Approach

     The Company's general approach is the same whether it is for a building or an office environment.

     The steps involved are:

     1) Communication with clients (owners, tenants, and asset managers) regarding the potential for Y2K problems inherent in the Internal Systems.
     2) Communication with vendors regarding the potential for Y2K problems inherent in their Third-Party Systems.
     3)  Inventory and prioritization of the Internal Systems.
     4)  Initial assessment of the inventoried Internal Systems.
     5)  Contingency plan for the inventoried Internal Systems.
     6)  Test inventoried Internal Systems.
     7) Prioritize resolution of any problems discovered with inventoried Internal Systems. The resolution will include additional testing of the solutions.
     8) Review and revise, if necessary, contingency plans for inventoried Internal Systems.
     9) Review vendor responses regarding their Third-Party Systems and take necessary action accordingly.

     The Company has substantially completed initial Y2K inventory and assessments of Internal Systems for existing assets. In conjunction with the budgeting and business planning process for 1999, the assessment and testing phases of the Y2K effort were substantially completed for known Internal Systems on or before October 31, 1998. The results of these tests minimize the doubt as to whether or not the inventoried Internal Systems have any Y2K issues. These findings have enabled the Company to reasonably determine the remaining financial commitment necessary to remedy the Y2K problems for existing Internal Systems as of this filing. No new properties were acquired during the fourth quarter that would alter the estimate.

     In some cases, Systems that demonstrate Y2K-related problems have previously been scheduled for replacement or remediation as a normal course of business irrespective of Y2K-related problems. Alternatively, certain systems that may have been replaced after the January 1, 2000 must have their replacements accelerated due to Y2K-related problems creating adverse effects.

Information Systems

     The Company has inventoried its Information Systems according to reasonable man standards relative to exposure. The majority of the Company's software is off-the-shelf with a minimum amount of proprietary code. The Company's primary financial software is from CTI Limited, Inc., which runs on an IBM AS/400 server. Assurances from both vendors accompanied by thorough testing, with the assistance of a Big 5 Accounting firm, have resulted in minimal remediation necessary for proprietary modifications made to the software over the years. These modifications have been completed and will be implemented upon final acceptance testing by the users.

     The Company uses a number of personal computers and networks in the course of its operations. Employees use off-the-shelf software such as Microsoft Word, Microsoft Excel and Lotus Notes for productivity purposes. Personal computer hardware is tested using software distributed by the National Software Testing Laboratory. The desktop software applications will require software updates that will be distributed Company-wide in the second quarter of 1999. Server operating systems that demonstrate Y2K-related problems are also scheduled to be upgraded by June 30, 1999.

Non-Information Technology Systems

     Non-Information Technology Systems at Properties owned as of December 31, 1998 have been substantially assessed with respect to date-sensitive operating controls in order to quantify the Y2K exposure. Assessments will continue as the Company acquires additional properties. The Y2K review process has been incorporated into the due diligence processes. The Company's investment committee formally considers the Y2K status of each investment during the approval process.

     Methodology for assessing and testing building Systems will vary by equipment and is typically dictated by the building type. In 1998 the Company used an outside embedded systems specialist firm to benchmark and review its methodology in representative samples of each building type in the Company's portfolio (i.e., low-rise/industrial, mid-rise office, and high-rise office).

     Although building Systems may be similar from building to building within a given building type, implementations can vary. Therefore, testing for compliance is necessary where possible. Testing is substantially complete for the known building Systems on assets owned as of December 31, 1998. Either the Company's staff, outside vendors, or a combination of both has performed these tests.

Third-Party Systems

     In addition to the Company's Y2K Plan with respect to Internal Systems, it is also taking proactive steps to determine the impact on the Company of Y2K-related issues with Third-Party Systems.

     The Company is identifying and contacting critical suppliers, service providers, contractors, and clients to determine the extent to which the Company's operations could be impacted as a result of third parties' failure to remedy their own Y2K-related problems. The Company expects to be substantially complete with this process by March 31, 1999, which coincides with the timing of the Company's contingency planning milestone. To the extent the Y2K readiness responses of the critical suppliers, service providers, contractors and clients are unsatisfactory, the Company will evaluate the impact of this relationship. Should this relationship prove materially detrimental, the Company will make every effort to change to a critical supplier, service provider, contractor, or client that demonstrates Y2K readiness. The Company is not currently aware of any such situations, but the inability to locate an alternative supplier, service provider, contractor, or client in a timely manner could materially and adversely affect the Company's business, financial condition or results of operations.

Estimate of Financial Impact

     The total costs associated with required modifications to become Y2K compliant are not expected to be material to the Company's financial position. The total Y2K readiness costs were estimated to be between $500,000 and $600,000 as of the last filing. These cost estimates are still accurate; however, timing has changed slightly. The prior filing indicated all costs would be incurred by the end of the second quarter of 1999. Timing, resources, and current information indicate a small percentage of costs will be incurred in the third and fourth quarters. Consistent with the prior filing, the most significant portion of costs is still estimated to be incurred in the first quarter of 1999. Such costs are segregated into three categories along with the timing of the estimated expenses as follows:

CATEGORY                                    LOW         HIGH    Q4/98     Q1/99     Q2/99     Q3/99     Q4/99
                                         --------    --------   -----     -----     -----     -----     -----
Non-Information Technology Systems       $400,000    $475,000     7%       79%        8%       5%         1%
Information Systems                        40,000      50,000    20%       70%       10%
Y2K Committee                              60,000      75,000    80%       10%        5%       5%
                                         --------    --------
                               Total     $500,000    $600,000
                                         ========    ========

     These costs are net of the Company's personnel costs that are considered to be part of normal operating costs. A significant portion of the Non-Information Technology Systems costs are expected to be capitalized and recovered from tenants through building operations while the balance will be expensed in the period incurred. Much of the Information Systems costs are version upgrades that will be expensed as incurred. The Y2K Committee costs consist largely of consulting charges that are expensed as incurred.

     The Company's readiness program is an ongoing process and the estimates of costs and completion dates for the various categories described above are subject to change.

Potential Risks of Inadequate Remediation

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

     The Company is making substantial effort to eliminate the exposure to any Y2K issues; however, no one can accurately predict how many Y2K problem-related failures will occur or the severity, duration, or financial consequences of these potential failures, especially with regard to Third-Party Systems. As a result, a significant number of operational inconveniences and inefficiencies for the Company and its clients may occur that could divert management's time, attention, financial, and human resources from its ordinary business activities; and a lesser number of serious system failures may occur that could require significant efforts by the Company and its clients to prevent or alleviate material business disruption.

Contingency Plans

     The Company is developing contingency plans to be implemented as part of its efforts to identify and correct Y2K issues. The scheduled target date for the completion of the contingency plans is March 31, 1999. These contingency plans will range from manual overrides, as described in the aforementioned example, to alternative processes such as building lock-downs in the event of a long-term power failure. Fortunately, most buildings currently have contingency plans in place for natural disasters such as earthquakes, floods, ice storms, and the like, which provide a basis for the Y2K contingency plans. These plans may also include short-term use of backup equipment and software, increased work hours for Company personnel or use of contract personnel, and orderly shut-down of the building on December 31, 1999 and January 1, 2000 in order to perform tests of critical systems.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS No. 131"). FAS No. 131 requires disclosure of segment data in an entity's annual financial statements and selected segment information in their quarterly report to shareholders. FAS No. 131 also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. FAS No. 131 supersedes FAS No. 14, "Financial Reporting for Segments of a Business Enterprise," and is effective for fiscal years beginning after December 15, 1997. Thus, FAS No. 131 was implemented by the Company for its year-end December 31, 1998 reporting (see "Segment Information" in the notes to Company's financial statements).

     In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("FAS No. 132"). FAS No. 132 provides additional information to facilitate financial analysis and eliminates certain disclosures which are no longer useful. To the extent practicable, the Statement also standardizes disclosures for retiree benefits. FAS No. 132 is effective for financial statements issued for periods ending after December 15, 1997. FAS No. 132 does not have a material impact on the financial statements of the Company.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS No. 133"). FAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as "derivatives") and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. FAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company believes that upon implementation, FAS No. 133 will not have a material impact on the financial statements of the Company.

POTENTIAL CHANGES IN LAW REGARDING OWNERSHIP OF SUBSIDIARIES

     On February 1, 1999, the Clinton Administration released a summary of its proposed budget plan for fiscal year 2000, which contained provisions that, if enacted, would affect REITs, including the Company. One such provision would change an existing 10% of voting stock test to a "vote or value" test which would in effect eliminate subsidiaries in which the Company owned more than 10% of the economics, but less than 10% of the voting stock. Because the Company owns more than 10% of the value of the Manager, the REIT Proposals could adversely affect the manner in which the Company structures its ownership of the Manager and the magnitude of the property management activities conducted by the Company in the future. It is currently impossible to determine whether the REIT Proposals will be enacted into legislation, and, if enacted, the impact that the final form of such legislation may have on the Company.

INFLATION

     Most of the leases on the Properties require tenants to pay increases in operating expenses, including common area charges and real estate taxes, thereby reducing the impact on the Company of the adverse effects of inflation. Leases also vary in term from one month to 18 years, further reducing the impact on the Company of the adverse effects of inflation.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In September 1997, the Company entered into a seven-year Interest Rate Swap locking in cost of funds of 6.25% (before the spread over LIBOR) on $110 million. The Interest Rate Swap consists of two separate agreements intended to manage the relative mix of the Company's debt between fixed and variable rate instruments. The Interest Rate Swap agreement modifies a portion of the interest characteristics of the Company's variable rate debt, effectively converting variable rate debt to fixed rate debt. The fixed rates to be paid, the effective fixed rate, and the variable rate to be received by the Company are summarized in the following table:

                                               SWAP RATE RECEIVED
                SWAP RATE PAID  EFFECTIVE FIXED  (VARIABLE) AT
NOTIONAL AMOUNT    (FIXED)         RATE             12/31/98    SWAP MATURITY
---------------    -------        ------            --------    -------------
$50 million         6.253%      7.503%              5.064%      September 30, 2004
$60 million         6.248%      7.498%              5.064%      September 30, 2004

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Financial Statements and the Financial Statement Schedule appear at page F-1 to page F-33 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

      None.
                                   PART III

ITEM 10.   TRUSTEES AND EXECUTIVE OFFICERS OF THE COMPANY

     The information regarding the Trustees and Executive Officers of the Company is incorporated herein by reference to the captions "Proposal One-- Election of Trustees," "Trustees and Executive Officers of the Company" and "Section 16(a) Beneficial Ownership Reporting Compliance," in the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders.

ITEM 11.  EXECUTIVE COMPENSATION

     The information regarding Executive Compensation is incorporated herein by reference to the captions "Executive Compensation" in the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information regarding Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference to the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)  Financial Statements, Financial Statement Schedule and Exhibits

     (1)  Financial Statements

          Report of Independent Accountants

          Consolidated Balance Sheets of Prentiss Properties Trust (the "Company") as of December 31, 1998 and December 31, 1997

          Consolidated Statements of Income of the Company for the Years Ended December 31, 1998 and 1997 and for the Period 22, 1996 (inception of operations) to December 31, 1996 and Combined Statement of Income for the predecessor company for the Period January 1, 1996 to October 21, 1996

          Consolidated Statement of Changes in Shareholders' Equity of the Company for the Years Ended December 31, 1998 and 1997 and for the Period October 22, 1996 (inception of operations) to December 31, 1996 and Combined Statement of Changes in Shareholders' Equity of the predecessor company for the Period January 1, 1996 to October 21, 1996

          Consolidated Statement of Cash Flows of the Company for the Years Ended December 31, 1998 and 1997 and for the Period October 22, 1996 (inception of operations) to December 31, 1996 and Combined Statement of Cash Flows of the predecessor company for the Period January 1, 1996 to October 21, 1996

          Notes to Consolidated and Combined Financial Statements

     (2)  Financial Statement Schedule

          Report of Independent Accountants

          Schedule III: Real Estate and Accumulated Depreciation

     (3)  Exhibits

     EXHIBIT NO.  DESCRIPTION
     -----------  -----------

          3.1 --Form of Amended and Restated Declaration of Trust of the Registrant (filed as Exhibit 3.1 to the Company's Registration Statement of Amendment No. 1 of Form S-11, File No. 333-09863, and incorporated by reference herein).
          3.2 --Bylaws of the Registrant (filed as Exhibit 3.2 to the Company's Registration Statement on Amendment No. 1 of Form S-11, File No. 333-09863, and incorporated by reference herein).
          3.3     --Articles Supplementary, dated December 18, 1997,
                  Classifying and Designating a Series of Preferred Shares of Beneficial Interest as Series A Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest and Fixing Distribution and Other Preferences and Rights of Such Shares (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K, filed January 15, 1998, SEC File No. 001-14516).
          3.4     --Articles Supplementary, dated February 17, 1998,
                  Classifying and Designating a Series of Preferred Shares of Beneficial Interest as Junior Participating Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest, Series B, and Fixing Distribution and Other Preferences and Rights of Such Shares (filed as an Exhibit to the Company's Registration Statement on Form 8-A filed on February 17, 1998, SEC File No.000-23813).
          3.5 --Articles Supplementary, dated June 25, 1998, Classifying and Designating a Series of Preferred Shares of Beneficial Interest as Series B Cumulative Redeemable Perpetual Preferred Shares of Beneficial Interest and Fixing Distribution and Other Preferences and Rights of Such Shares (filed as an exhibit to the Company's Form 10-Q filed on August 12, 1998)
          4.1 --Form of Common Share Certificate (filed as Exhibit 4.1 to the Company's Registration Statement on Amendment No. 1 of Form S- 11, File No. 333-09863, and incorporated by reference herein).
          4.2 --Rights Agreement, dated February 6, 1998, between the Company and First Chicago Trust Company of New York, as Rights Agent

                  (filed as an Exhibit 4.1 to the Company's Registration Statement on Form 8-A filed on February 17, 1998, File No. 000-23813).
          4.3 --Form of Rights Certificate (included as Exhibit A to the Rights Agreement (Exhibit 4.2)).
          4.4     --Form of Series A Preferred Share Certificate (filed as
                  Exhibit 4.2 to the Company's Registration Statement on Form S-3, file no. 333-65793, filed on October 16, 1998)
          10.1 --Second Amended and Restated Agreement of Limited Partnership (included as exhibit 10.2 in the Company's Annual Report on Form 10-K, filed March 25, 1997).
          10.2 --First Amendment to Second Amended and Restated Agreement of Limited Partnership of Prentiss Properties Acquisition Partners, L.P. (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K, filed January 15, 1998).
          10.3 --Second Amendment to Second Amended and Restated Agreement of Limited Partnership of Prentiss Properties Acquisition Partners, L.P. (filed as an exhibit to the Company's Form 10-Q filed on August 12,1998)
          10.4 --Credit Agreement, dated October 6, 1997, among Prentiss Properties Acquisition Partners, L.P., as Borrower, Nationsbank of Texas, N.A., as Administrative Agent and Lender, Bank One, Texas, N.A., as Documentation Agent and Lender, Crestar Bank, as Lender, Comerica Bank, as Lender, and First National Bank of Chicago, as Lender (filed as Exhibit
                  99.1 to the Company's Current Report on Form 8-K filed November 3, 1997).
          10.5 --Credit Agreement, dated December 30, 1997, among Prentiss Properties Acquisition Partners, L.P., as Borrower, each of the lenders that are a signatory therein, Bank One, Texas, N.A., as Administrative Agent, and Nationsbank of Texas, N.A., as Syndication Agent (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed February 10, 1998).
          10.6 --Form of Employment Agreement for Michael V. Prentiss (filed as Exhibit 10.3 to the Company's Registration Statement on Amendment No. 1 of Form S-11, File No. 333-09863, and incorporated by reference herein).
          10.7    --Form of Employment Agreement for Thomas F. August (filed as
                  Exhibit 10.4 to the Company's Registration Statement on Amendment No. 1 of Form S-11, File No. 333-09863, and incorporated by reference herein).
          10.8 --Form of Agreement Not to Compete for Richard B. Bradshaw (filed as Exhibit 10.5 to the Company's Registration Statement on Amendment No. 1 of Form S-11, File No. 333-09863, and incorporated by reference herein).
          10.9 --Form of Agreement Not to Compete for Dennis J. DuBois (filed as Exhibit 10.6 to the Company's Registration Statement on Amendment No. 1 of Form S-11, File No. 333-09863, and incorporated by reference herein).
          10.10 --Contribution Agreement by and between the Operating Partnership and PPL (filed as Exhibit 10.7 to the Company's Registration Statement on Amendment No. 1 of Form S-11, File No. 333-09863, and incorporated by reference herein).
          10.11 --Agreement of Purchase and Sale of Partnership Interest by and Among Prentiss Properties Austin, L.P. and PPL (filed as
                  Exhibit 10.8 to the Company's Registration Statement on Amendment No. 1 of Form S-11, File No. 333-09863, and incorporated by reference herein).
          10.12 --Agreement of Purchase and Sale of Partnership Interests by and Among Prentiss Properties Burnett, Inc., Prentiss Properties Burnett II, Inc. and PPL (filed as Exhibit 10.9 to the Company's Registration Statement on Amendment No. 1 of Form S-11, File No. 333-09863, and incorporated by reference herein).
          10.13 -- Agreement of Purchase and Sale of Partnership Interest and Option Agreement by and Between 11,000 Burnet Road Corporation and PPL (filed as Exhibit 10.10 to the Company's Registration Statement on Amendment No. 1 of Form S-11, File No. 333-09863, and incorporated by reference herein).
          10.14 -- Agreement of Purchase and Sale of Partnership Interests by and Among Fairview Eleven, Inc., the Prentiss Principals and PPL (filed as Exhibit 10.11 to the Company's Registration Statement on Amendment No. 1 of Form S-11, File No. 333-09863, and incorporated by reference herein).
          10.15 --Agreement of Purchase and Sale of Partnership Interest by and Between Prentiss Properties Itasca, L.P. and PPL (filed as
                  Exhibit 10.12 to the Company's Registration Statement on Amendment No. 1 of Form S-11, File No. 333-09863, and incorporated by reference herein).
          10.16 --Agreement of Purchase and Sale of Partnership Interests by and Between Prentiss O'Hare Illinois, Inc., Prentiss O'Hare Illinois II, Inc. and PPL (filed as Exhibit 10.13 to the Company's Registration Statement on Amendment No. 1 of Form S-11, File No. 333-09863, and incorporated by reference herein).
          10.17 --Agreement of Purchase and Sale of Partnership Interests by and Between Prentiss Properties C-2 Investors, L.P. and PPL (filed as Exhibit 10.14 to the Company's Registration Statement on Amendment No. 1 of Form S-11, File No. 333-09863, and incorporated by reference herein).
          10.18 --Agreement of Sale of Partnership Interest by and Among New York Life Insurance Company, Prentiss Properties Austin, L.P. and PPL (filed as Exhibit 10.15 to the Company's Registration Statement on Amendment No. 1 of Form S-11, File No. 333-09863, and incorporated by reference herein).
          10.19 --Purchase Agreement by and Between the Operating Partnership and PPL (filed as Exhibit 10.16 to the Company's Registration Statement on Amendment No. 1 of Form S-11, File No. 333-09863, and incorporated by reference herein).
          10.20 --Agreement of Purchase and Sale and Joint Escrow Instructions by and Between LAPCO Industrial Parks and PPL (filed as
                  Exhibit 10.17 to the Company's Registration Statement on Amendment No. 1 of Form S-11, File No. 333-09863, and incorporated by reference herein).
          10.21 --First Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions by and Between LAPCO Industrial Parks and PPL (filed as Exhibit 10.18 to the Company's Registration Statement on Amendment No. 1 of Form S-11, File No. 333-09863, and incorporated by reference herein).
          10.22 --Agreement of Purchase and Sale of Partnership Interests by and Among LW-RTC, Inc., LW-LP, Inc., NP Investment VI Co. and PPL (filed as Exhibit 10.19 to the Company's Registration Statement on Amendment No. 1 of Form S-11, File No. 333-09863, and incorporated by reference herein).
          10.23 --Agreement of Sale (Real Property) by and Between Property Asset Management Inc. and PPL (Annapolis, Maryland) (filed as
                  Exhibit 10.20 to the Company's Registration Statement on Amendment No. 1 of Form S-11, File No. 333-09863, and incorporated by reference herein).
          10.24 --Agreement of Sale (Real Property) by and Between Property Asset Management Inc. and PPL (Irving, Texas) (filed as
                  Exhibit 10.21 to the Company's Registration Statement on Amendment No. 1 of Form S-11, File No. 333-09863, and incorporated by reference herein).
          10.25 --Agreement of Sale (Real Property) by and Between Property Asset Management Inc. and PPL (Houston, Texas) (filed as
                  Exhibit 10.22 to the Company's Registration Statement on Amendment No. 1 of Form S-11, File No. 333-09863, and incorporated by reference herein).
          10.26 --Letter Agreement dated as of August 5, 1996 from PPL to LW-LP, Inc., LW-RTC, Inc. and NP Investment VI Co. (filed as
                  Exhibit 10.23 to the Company's Registration Statement on Amendment No. 1 of Form S-11, File No. 333-09863, and incorporated by reference herein).
          10.27 --Real Estate Purchase and Sale Agreement by and Between Principal Mutual Life Insurance Company and Prentiss Properties Investors, Inc. (filed as Exhibit 10.24 to the Company's Registration Statement on Amendment No. 1 of Form S-11, File No. 333-09863, and incorporated by reference herein).
          10.28 --1996 Share Incentive Plan (filed as Exhibit 10.25 to the Company's Registration Statement on Amendment No. 1 of Form S-11, File No. 333-09863, and incorporated by reference herein).
          10.29 --Agreement of Purchase and Sale by and Between Dulles Corner Properties II Limited Partnership ("Seller") and Prentiss Properties Acquisition Partners, L.P. ("Purchaser") dated December 27, 1996 (filed as Exhibit 10.1 to the Company's current report on Form 8-K, filed January 15, 1997).
          10.30 --Agreement of Purchase and Sale and Escrow Instructions by and between 1740 CREEKSIDE OAKS INVESTORS ("Seller") and Prentiss Properties Acquisition Partners, L.P. ("Purchaser") dated February 17, 1997 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K/A filed June 12, 1997).
          10.31 --Agreement of Purchase and Sale and Escrow Instructions by and between 1750 CREEKSIDE OAKS INVESTORS ("Seller") and Prentiss Properties Acquisition Partners, L.P. ("Purchaser") dated February 17, 1997 (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K/A filed June 12, 1997).
          10.32 --Agreement of Purchase and Sale and Escrow Instructions by and between 1760 CREEKSIDE OAKS INVESTORS ("Seller") and Prentiss Properties Acquisition Partners, L.P. ("Purchaser") dated February 17, 1997 (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K/A filed June 12, 1997).
          10.33 --Agreement of Purchase and Sale and Escrow Instructions by and between RIVER CITY BANK ("Seller") and Prentiss Properties Acquisition Partners, L.P. ("Purchaser") dated February 17, 1997 (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K/A filed June 12, 1997).
          10.34 --Agreement of Purchase and Sale and Escrow Instructions by and between 2495 NATOMAS INVESTORS ("Seller") and Prentiss

                  Properties Acquisition Partners, L.P. ("Purchaser") dated February 17, 1997 (filed as Exhibit 10.5 to the Company's Current Report on Form 8-K/A filed June 12, 1997).
          10.35 --Agreement of Purchase and Sale and Escrow Instructions by and between 2525 NATOMAS INVESTORS ("Seller") and Prentiss Properties Acquisition Partners, L.P. ("Purchaser") dated February 17, 1997 (filed as Exhibit 10.6 to the Company's Current Report on Form 8-K/A filed June 12, 1997).
          10.36 --Contribution Agreement between Prentiss Properties Acquisition Partners, L.P. , and certain Pennsylvania limited partnerships named therein (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed October 16, 1997).
          10.37 --Contribution Agreement between Prentiss Properties Acquisition Partners, L.P., and certain New Jersey limited partnerships named therein (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K, filed October 16, 1997).
          10.38 --Agreement to Acquire Limited Partnership Interests between OTR and Prentiss Properties Acquisition Partners, L.P.(filed as Exhibit 10.3 to the Company's Current Report on Form 8-K, filed October 16, 1997).
          10.39 --Agreement to Assign Property Agreements and Other Assets between Terramics Management Company, Terramics Property Associates, Terramics Property Company and Prentiss Properties Acquisition Partners, L.P. (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K, filed October 16, 1997).
          10.40 --Stock Purchase Agreement among Southpoint Land Holdings, Inc., Valleybrooke Land Holdings, Inc., certain shareholders thereof and Prentiss Properties Limited, Inc. (filed as
                  Exhibit 10.5 to the Company's Current Report on Form 8-K, filed October 16, 1997).
          10.41 --Put and Call Option Agreement For Remaining Shares among certain sellers named therein and Prentiss Properties Limited, Inc. (filed as Exhibit 10.6 to the Company's Current Report on Form 8-K, filed October 16, 1997).
          10.42 --Purchase Agreement entered into by and between Jacob Brouwer and Jeanette Brouwer (as "Sellers") and Prentiss Properties Acquisition Partners, L.P. (as "Buyer") in respect to the purchase and sale of the properties referred to therein as "Carlsbad Pacifica" (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 10, 1998).
          10.43 --Purchase Agreement entered into by and between JJB Land Company, LLC, (as "Seller") and Prentiss Properties Acquisition Partners, L.P. (as "Buyer") in respect to the purchase and sale of the properties referred to therein as "The Plaza" (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed February 10, 1998).
          10.44 --Contribution/Purchase Agreement entered into by and between the Sellers (therein identified) and Prentiss Properties Acquisition Partners, L.P. (as "Buyer") in respect to the purchase and sale of the properties referred to therein as the "Shiley Interests" and "NNC Interests" (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed February 10,
                  1998).

          23.1*       --Consent of PricewaterhouseCoopers LLP.
          27.1*       --Financial Data Schedule.
          -----       --------------------------
     * Filed herewith.

(b)  Reports on Form 8-K

     On October 9, 1998, the Company filed with the SEC a Current Report on Form 8-K. Such report, dated May 21, 1998, relates to the acquisitions of a single Class A suburban Office Property in Oakland, California (the "Ordway Property") and two Class A Office Properties in suburban Washington, D.C. (the "Willow Oaks Properties"). The Ordway Property totals 525,951 square feet and was purchased for a price of approximately $76.3 million. The Willow Oaks Properties total 387,469 square feet and were purchased for approximately $76.0 million. Such report also contains updated Risk Factors for the Company.

     On December 24, 1998, the Company filed with the SEC Amendment No. 1 to the Current Report of Form 8-K filed with the SEC on October 9, 1998.

                           PRENTISS PROPERTIES TRUST

                         INDEX TO FINANCIAL STATEMENTS


FINANCIAL STATEMENTS                                                                                    PAGE
--------------------                                                                                    ----
           Report of Independent Accountants....................................................         F-2

           Consolidated  Balance  Sheets of Prentiss  Properties  Trust (the  "Company") as of
           December 31, 1998 and December 31, 1997..............................................         F-3

           Consolidated  Statements of Income of the Company for the Years Ended  December 31,
           1998 and 1997 and for the Period  October 22, 1996  (inception  of  operations)  to
           December 31, 1996 and Combined Statement of Income for the predecessor  company for
           the Period January 1, 1996 to October 21, 1996.......................................         F-4

           Consolidated  Statement of Changes in  Shareholders'  Equity of the Company for the
           Years  Ended  December  31,  1998 and  1997 and for the  Period  October  22,  1996
           (inception of  operations)  to December 31, 1996 and Combined  Statement of Changes
           in Shareholders'  Equity of the predecessor  company for the Period January 1, 1996
           to October 21, 1996..................................................................         F-5

           Consolidated  Statement  of Cash Flows of the Company for the Years Ended  December
           31, 1998 and 1997 and for the Period October 22, 1996  (inception of operations) to
           December 31, 1996 and Combined  Statement of Cash Flows of the predecessor  company
           for the Period January 1, 1996 to October 21, 1996...................................         F-6

           Notes to Consolidated and Combined Financial Statements..............................         F-7


FINANCIAL STATEMENT SCHEDULE
----------------------------

           Report of Independent Accountants....................................................        F-30

           Schedule III:  Real Estate and Accumulated Depreciation..............................        F-31

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Trustees and Shareholders of Prentiss Properties Trust

In our opinion, the accompanying consolidated balance sheets and the related consolidated and combined statements of income, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Prentiss Properties Trust at December 31, 1998 and 1997, and the consolidated and combined results of operations and cash flows for the year ended December 31, 1998 and 1997, for the period October 22, 1996 through December 31, 1996 and for the period January 1, 1996 through October 21, 1996, respectively, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP


Dallas, Texas
February 5, 1999

                           PRENTISS PROPERTIES TRUST
                          CONSOLIDATED BALANCE SHEETS

                   (dollars in thousands, except share data)

                                                                                     THE COMPANY
                                                                           --------------------------------
                                                                           DECEMBER 31,        DECEMBER 31,
                                                                               1998               1997
                                                                               -----              ----
                                               ASSETS
     Assets:
     Real estate..........................................................    $1,810,735         $1,170,992
            Less: accumulated depreciation................................       (61,232)           (36,143)
                                                                              -----------        -----------
                                                                               1,749,503          1,134,849

     Deferred charges and other assets, net...............................        74,560             24,636
     Mortgage note receivable.............................................                           36,331
     Receivables, net.....................................................        20,484             10,865
     Cash and cash equivalents............................................         5,523              7,075
     Escrowed cash........................................................         8,172              4,524
     Other receivables (affiliates).......................................         2,245              1,928
     Investments in joint venture and unconsolidated subsidiary...........        10,658             19,638
                                                                             -----------         -----------


         Total assets.....................................................    $1,871,145         $1,239,846
                                                                             ===========         ===========

                                 LIABILITIES AND SHAREHOLDERS' EQUITY

     Liabilities:
         Debt on real estate..............................................    $  800,263         $  420,030
         Accounts payable and other liabilities...........................        62,410             35,795
         Distributions payable............................................        17,774             14,782
                                                                             -----------         -----------

              Total liabilities...........................................       880,447            470,607
                                                                             -----------         -----------

     Minority interest in operating partnership...........................       128,775             71,547
                                                                             -----------         -----------
     Minority interest in real estate partnerships........................         1,345              1,060
                                                                             -----------         -----------

     Commitments and contingencies

     Shareholders' equity:
          Preferred shares $.01 par value, 20,000,000 shares authorized,
           3,773,585 and 2,830,189 shares issued and outstanding at
           December 31, 1998 and 1997, respectively.......................       100,000             75,000
         Common shares $.01 par value, 100,000,000 shares
           authorized, 39,930,288 (includes 998,800 in treasury)
           and 33,191,483 shares issued and outstanding at
           December 31, 1998 and 1997, respectively.......................           399                332
         Additional paid-in capital.......................................       787,193            628,086
         Distributions in excess of accumulated earnings..................        (3,700)            (6,786)
         Common shares in treasury, at cost, 998,800 shares at
           December 31, 1998..............................................       (23,314)
                                                                             -----------


            Total shareholders' equity....................................       860,578            696,632
                                                                             -----------         -----------

            Total liabilities and shareholders' equity....................    $1,871,145         $1,239,846
                                                                             ===========         ===========

 The accompanying notes are an integral part of these consolidated financial statements.

                           PRENTISS PROPERTIES TRUST
                            AND PREDECESSOR COMPANY
                CONSOLIDATED AND COMBINED STATEMENTS OF INCOME

                     (in thousands, except per share data)

                                                                                                               PREDECESSOR
                                                                    THE COMPANY                                 COMPANY
                                                      ---------------------------------------------------    ---------------
                                                                                         OCTOBER 22, 1996    JANUARY 1, 1996
                                                       YEAR ENDED       YEAR ENDED           THROUGH             THROUGH
                                                      DECEMBER 31,     DECEMBER 31,        DECEMBER 31,        OCTOBER 21,
                                                        1998             1997                 1996                 1996
                                                      ------------     ------------      ----------------    ---------------
Revenues:
    Rental income................................       $235,650           $127,089            $13,485              $27,086
    Mortgage interest............................          3,835              1,780
    Management fees..............................            883                925                192                7,903
    Development, leasing, sale and other fees....          1,246              1,934                110                9,607
                                                        --------           --------            -------              -------
       Total revenues............................        241,614            131,728             13,787               44,596
                                                        --------           --------            -------              -------

Expenses:
    Property operating and maintenance...........         57,191             30,602              3,618                7,550
    Real estate taxes............................         25,512             13,742              1,162                3,085
    General and administrative and personnel               8,000              6,619              1,052               17,295
costs, net.......................................         41,718             21,131                759                4,549
    Interest expense.............................            963                824                 87                1,402
    Amortization of deferred financing costs.....         41,828             21,600              2,696                5,993
                                                        --------           --------            -------              -------
    Depreciation and amortization
       Total expenses............................        175,212             94,518              9,374               39,874
                                                        --------           --------            -------              -------

Equity in income of joint venture and
     unconsolidated subsidiary...................          7,398              5,208              1,427                   18
                                                        --------           --------            -------              -------


Income before gains on sale, minority
    interest, and extraordinary items.............        73,800             42,418              5,840                4,740
Gains on sale.....................................        14,416                641                                     378
Minority interest.................................        (7,796)            (5,235)              (844)
                                                        --------           --------            -------              -------

Income before extraordinary items.................        80,420             37,824              4,996                5,118
Extraordinary items...............................        (9,001)              (878)
                                                        --------           --------            -------              -------

Net income........................................        71,419             36,946              4,996                5,118

Preferred dividends...............................        (5,655)               (25)
                                                        --------           --------            -------              -------

Net income applicable to common shareholders......      $ 65,764           $ 36,921            $ 4,996              $ 5,118
                                                        ========           ========            =======              =======

Net income per common share before extraordinary
    items - basic.................................      $   1.93           $   1.52            $   .25

Extraordinary items...............................         (0.23)              (.04)
                                                        --------           --------            -------

Net income per common share - basic...............      $   1.70           $   1.48            $   .25
                                                        ========           ========            =======

Weighted average number of common shares
    outstanding - basic...........................        38,742             24,930             20,002
                                                        ========           ========            =======

Net income per common share before extraordinary
    items - diluted...............................      $   1.89           $   1.49              $ .25

Extraordinary items...............................         (0.21)              (.03)
                                                        --------           --------            -------

Net income per common share - diluted.............      $   1.68           $   1.46            $   .25
                                                        ========           ========            =======

Weighted average number of common shares
     and common share equivalents
     outstanding - diluted........................        42,497             25,307             20,332
                                                        ========           ========            =======

The accompanying notes are an integral part of these consolidated and combined financial statements.

                           PRENTISS PROPERTIES TRUST
                            AND PREDECESSOR COMPANY
              CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN
                             SHAREHOLDERS' EQUITY
                     (in thousands, except per share data)

                                                      PREDECESSOR
                                                        COMPANY                     THE COMPANY - SHAREHOLDERS' EQUITY
                                                      -----------    ---------------------------------------------------------------
                                                                                            COMMON     ADDITIONAL  DISTRIBUTION IN
                                                           NET       PREFERRED   COMMON   SHARES HELD     PAID-IN  EXCESS OF ACCUM.
                                               TOTAL      EQUITY       SHARES    SHARES   IN TREASURY     CAPITAL     EARNINGS
                                               -----      ------       ------    ------   -----------     -------     --------
Balance at December 31, 1995.............     $103,866    $103,866
    Net income...........................        5,118       5,118
    Distributions........................       (6,375)     (6,375)
    Distributions of PPL income..........       (2,395)     (2,395)
    Equity on purchase of Plaza on
       Bachman Creek.....................        3,314       3,314
                                              --------    --------

Balance at October 21, 1996..............      103,528     103,528
    Acquisition of predecessor company's
       interest..........................      (98,316)    (98,316)
    Contribution of predecessor company's
       interest..........................                   (5,212)                                     $  5,212
    Net proceeds from issuance of common
       shares (20,279,897 common shares).      321,300                            $ 203                  321,097
    Distributions declared ($.31 per            (6,287)                                                                 $ (6,287)
       share)............................        4,996                                                                     4,996
                                              --------    --------   --------     -----   --------      --------        --------
    Net income...........................

Balance at December 31, 1996.............      325,221                              203                  326,309          (1,291)
    Net proceeds from issuance of
         common shares (12,911,586
         common shares).....................   301,906                              129                  301,777
    Net proceeds from issuance of
      preferred shares (2,830,189
      preferred shares).....................    75,000               $ 75,000
    Distributions declared,
         ($1.60 per common share)...........   (42,416)                                                                  (42,416)
    Preferred distributions declared,
      ($1.60 per preferred share for the
      prorated period outstanding)..........       (25)                                                                      (25)
    Net income..............................    36,946                                                                    36,946
                                              --------    --------   --------     -----   --------      --------        --------

    Balance at December 31, 1997............   696,632                 75,000       332                  628,086          (6,786)
    Net proceeds from issuance of
         common shares (6,738,805
         common shares).....................   159,174                               67                  159,107
    Net proceeds from issuance of
         preferred shares (943,396
         preferred shares)..................    25,000                 25,000
    Proceeds used to purchase treasury
      shares................................   (23,314)                                   $(23,314)
    Distributions declared,
         ($1.60 per common share)...........   (62,678)                                                                  (62,678)
    Preferred distributions declared,
      ($1.60 per preferred share for the
      prorated period outstanding)..........    (5,655)                                                                   (5,655)
    Net income..............................    71,419                                                                    71,419
                                              --------    --------   --------     -----   --------      --------        --------

    Balance at December 31, 1998............  $860,578    $          $100,000     $ 399   $(23,314)     $787,193        $ (3,700)
                                              ========    ========   ========     =====   ========      ========        ========

The accompanying notes are an integral part of these consolidated and combined financial statements.

                           PRENTISS PROPERTIES TRUST
                            AND PREDECESSOR COMPANY
              CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

                            (dollars in thousands)

                                                                                         THE COMPANY
                                                                  --------------------------------------------------
                                                                   YEAR ENDED       YEAR ENDED     OCTOBER 22, 1996
                                                                  DECEMBER 31,     DECEMBER 31,        THROUGH
                                                                      1998            1997         DECEMBER 31, 1996
                                                                  ------------     ------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income....................................................    $   71,419     $   36,946       $   4,996

    Adjustments to reconcile net income to net cash provided by operating activities:
       Minority interest..........................................         7,796          5,235             844
       Extraordinary items........................................         9,001            878
       Gains on sale..............................................       (14,416)          (641)
       Provision for doubtful accounts............................         1,160             59             201
       Depreciation and amortization..............................        41,828         21,600           2,696
       Amortization of deferred financing costs...................           963            824              87
       Equity in income of joint venture and unconsolidated               (7,398)        (5,208)         (1,427)
           subsidiary.............................................            99             50
       Non-cash compensation......................................
    Changes in assets and liabilities:                                    (8,362)        (5,277)         (1,845)
       Deferred charges and other assets..........................       (13,320)        (5,499)         (2,377)
       Receivables................................................        (2,951)        (2,376)          1,325
       Escrowed cash..............................................          (317)          (582)         (1,524)
       Other receivables (affiliates).............................        16,484         15,449           6,166
                                                                      ----------     ----------       ---------
       Accounts payable and other liabilities.....................


    Net cash provided by operating activities.....................       101,986         61,458           9,142
                                                                      ----------     ----------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of real estate.......................................      (632,998)      (587,495)       (335,689)
    Investment in real estate.....................................       (53,092)       (63,809)
    Investment in mortgage note receivable........................                      (36,331)
    Investment in unconsolidated subsidiary.......................                         (667)        (20,902)
    Proceeds from sales of real estate............................       112,565         21,593
    Cash from contributed assets..................................                                        2,409
    Increase in deposits on real estate...........................                         (824)
    Distributions received from joint venture and
unconsolidated                                                             9,674          7,270             373
                                                                      ----------     ----------       ---------
         subsidiary...............................................
                                                                        (563,851)      (660,263)       (353,809)
                                                                      ----------     ----------       ---------
    Net cash used in investing activities.........................

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from sale of common shares.......................       106,940        306,785         337,604
    Net proceeds from sale of preferred shares....................        25,000         75,000
    Net proceeds from sale of preferred units.....................        95,000
    Purchase of treasury shares...................................       (23,314)
    Partner's contributions.......................................
    Contributions from minority interest holders..................                                          950
    Distributions paid to limited partners........................        (3,748)        (4,977)
    Distributions paid to common shareholders.....................       (60,369)       (35,427)
    Distributions paid to preferred shareholders..................        (4,180)
    Distributions paid to preferred unit holders..................        (4,074)
    Distributions paid for minority interest in consolidated
         subsidiaries.............................................                          (17)
    Proceeds from debt on real estate.............................       850,491        745,286         112,800
    Repayments of debt on real estate.............................      (521,433)      (487,996)        (99,462)
    Distribution of PPL income....................................
                                                                      ----------     ----------       ---------

    Net cash provided by (used in) financing activities...........       460,313        598,654         351,892
                                                                      ----------     ----------       ---------

    Net change in cash and cash equivalents.......................        (1,552)          (151)          7,225
    Cash and cash equivalents, beginning of period................         7,075          7,226               1
                                                                      ----------     ----------       ---------
    Cash and cash equivalents, end of period......................    $    5,523     $    7,075       $   7,226
                                                                      ==========     ==========       =========


SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for interest........................................    $   45,894     $   17,815       $     983
                                                                      ==========     ==========       =========










                                                                                       PREDECESSOR
                                                                                         COMPANY
                                                                                     ---------------
                                                                                     JANUARY 1, 1996
                                                                                         THROUGH
                                                                                      OCTOBER 21, 1996
                                                                                     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income....................................................                      $   5,118

    Adjustments to reconcile net income to net cash provided by operating activities:
       Minority interest..........................................
       Extraordinary items........................................
       Gains on sale..............................................                           (378)
       Provision for doubtful accounts............................                           (120)
       Depreciation and amortization..............................                          5,993
       Amortization of deferred financing costs...................                          1,402
       Equity in income of joint venture and unconsolidated
           subsidiary.............................................                            (18)
       Non-cash compensation......................................
    Changes in assets and liabilities:
       Deferred charges and other assets..........................                         (2,199)
       Receivables................................................                           (497)
       Escrowed cash..............................................                           (898)
       Other receivables (affiliates).............................                           (527)

       Accounts payable and other liabilities.....................                          2,392
                                                                                         --------

    Net cash provided by operating activities.....................                         10,268
                                                                                         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of real estate.......................................                        (33,544)
    Investment in real estate.....................................
    Investment in mortgage note receivable........................
    Investment in unconsolidated subsidiary.......................
    Proceeds from sales of real estate............................                            559
    Cash from contributed assets..................................
    Increase in deposits on real estate...........................
    Distributions received from joint venture and
        unconsolidated subsidiary.................................                        (32,985)
                                                                                         --------
    Net cash used in investing activities.........................

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from sale of common shares.......................
    Net proceeds from sale of preferred shares....................
    Net proceeds from sale of preferred units.....................
    Purchase of treasury shares...................................
    Partner's contributions.......................................                          3,314
    Contributions from minority interest holders..................
    Distributions paid to limited partners........................                         (6,375)
    Distributions paid to common shareholders.....................
    Distributions paid to preferred shareholders..................
    Distributions paid to preferred unit holders..................
    Distributions paid for minority interest in consolidated
         subsidiaries.............................................
    Proceeds from debt on real estate.............................                         29,000
    Repayments of debt on real estate.............................                           (261)
    Distribution of PPL income....................................                         (2,395)
                                                                                         --------

    Net cash provided by (used in) financing activities...........                         23,283
                                                                                         --------

    Net change in cash and cash equivalents.......................                            566
    Cash and cash equivalents, beginning of period................                          1,033
                                                                                         --------
    Cash and cash equivalents, end of period......................                       $  1,599
                                                                                         ========

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for interest........................................                       $  4,720
                                                                                         ========

The accompanying notes are an integral part of these consolidated and combined
                            Financial statements.

                           PRENTISS PROPERTIES TRUST
                            AND PREDECESSOR COMPANY
                      NOTES TO CONSOLIDATED AND COMBINED
                             FINANCIAL STATEMENTS


(1)  FORMATION TRANSACTIONS

The Organization and  IPO

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

         The Company succeeded to substantially all of the interests of Prentiss Properties Limited, Inc. ("PPL") and its affiliates in (i) a portfolio of office and industrial properties, and (ii) the national acquisition, property management, leasing, development and construction businesses of PPL and its affiliates (the "Prentiss Group"). The acquisition, property management, leasing, development and construction businesses are carried out by the Operating Partnership and, Prentiss Properties Limited, Inc. (the "Manager") of which the Company owns a 95% non-voting economic interest.

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

         The Prentiss Group members, who, prior to the IPO, collectively served as the general partner of the Operating Partnership, contributed to the Operating Partnership all of their interests in the Properties (as defined herein) and certain management contracts of PPL (the "Contracts") in exchange for 3,295,995 Units.

         Upon completion of the IPO and certain related transactions (collectively, the "Formation Transactions"), the Company owned 87 properties (the "Initial Properties"), which consisted of 28 office (the "Initial Office Properties") and 59 industrial (the "Initial Industrial Properties") containing an aggregate of 8.9 million net rentable square feet. Between the closing of the IPO and December 31, 1998, the Company acquired or developed in the aggregate 176 properties totaling 15.5 million square feet and disposed of 30 properties totaling 2.9 million square feet. As of December 31, 1998, the Company owned 233 properties consisting of 128 office and 105 industrial properties (collectively, the "Properties") containing 21.5 million net rentable square feet. The Company's Properties include 13 Properties containing 1.7 million square feet that are in various stages of development or have been recently developed by the Company and are in various stages of lease-up. A brief description of the Properties acquired, properties sold and other significant transactions occurring during the 12 months ended December 31, 1998 follows.

Real Estate Acquisitions

         On January 9, 1998, the Company acquired three Class A office Properties containing 141,139 square feet located in the suburban Philadelphia, Pennsylvania, area. The purchase price of the Properties, excluding closing costs, totaled approximately $13.8 million.

         On January 13, 1998, the Company acquired six industrial Properties containing 382,234 square feet located in the San Jose, California, area. The purchase price of the Properties, excluding closing costs, totaled approximately $26.6 million.

         On January 30, 1998, the Company acquired a single Class A office Property containing 234,222 square feet located in the Denver, Colorado, area. The purchase price of the Property, excluding closing costs, totaled approximately $31.0 million.

                           PRENTISS PROPERTIES TRUST
                            AND PREDECESSOR COMPANY
                      NOTES TO CONSOLIDATED AND COMBINED
                             FINANCIAL STATEMENTS


         On February 5, 1998, the Company acquired four Class A office Properties and 45 industrial Properties containing 1.0 million square feet located in the San Diego, California, and Tucson, Arizona, areas. The purchase price of the Properties, excluding closing costs, totaled approximately $80.3 million.

         On April 24, 1998, the Company acquired two Class A office Properties containing 52,665 square feet located in the suburban Philadelphia, Pennsylvania, area. The purchase price of the Properties, excluding closing costs, totaled approximately $5.2 million.

         On May 18, 1998, the Company acquired two Class A office Properties totaling 148,108 square feet located in the Kansas City, Missouri, area. The purchase price of the Properties, excluding closing costs, totaled approximately $19.9 million.

         On May 21, 1998, the Company acquired a single Class A office Property containing 525,951 square feet located in the Oakland, California, area. The purchase price of the Property, excluding closing costs, totaled approximately $77.0 million.

         On June 12, 1998, the Company acquired seven Class A office Properties totaling 1,044,858 square feet located in the Houston, Texas, area. Additionally, the Company acquired the related property management and leasing operations for 700,000 square feet of office properties for third-party clients. The purchase price of the Properties, excluding closing costs, totaled approximately $84.6 million.

         On June 30, 1998, the Company acquired a single Class A office Property containing 156,000 square feet located in the metropolitan Washington, D.C., area. The purchase price of the Property, excluding closing costs, totaled approximately $22.4 million.

         On August 5, 1998, the Company acquired a single Class A office Property containing 135,679 square feet located in the Chicago, Illinois, area. The purchase price of the Property, excluding closing costs, totaled approximately $14.8 million.

         On August 10, 1998, the Company acquired a single Class A office Property containing 66,959 square feet located in the Chicago, Illinois, area. The purchase price of the Property, excluding closing costs, totaled approximately $10.4 million.

         On August 18, 1998, the Company acquired two Class A office Properties totaling 387,469 square feet in the suburban Washington D.C., area. The purchase price of the Properties, excluding closing costs, totaled approximately $76.0 million, which included approximately $3.6 million attributable to 4.0 acres of undeveloped land.

         On August 26, 1998, the Company acquired seven Class A office/research & development Properties containing 347,967 square feet located in the suburban Philadelphia, Pennsylvania, area. The purchase price of the Properties, excluding closing costs, totaled approximately $35.2 million.

         On August 27, 1998, the Company acquired a single Class A office Property containing 379,685 square feet located in the Chicago, Illinois, area. The purchase price of the Property, excluding closing costs, totaled approximately $65.0 million.

Real Estate Dispositions

         On March 31, 1998, the Company sold the 5307 East Mockingbird property for total sale proceeds of approximately $8.2 million resulting in a gain on sale of approximately $2.6 million.

         On May 22, 1998, the Company sold the Oceanside Distribution Center property for total sale proceeds of approximately $8.0 million resulting in a gain on sale of approximately $455,000. The Oceanside Distribution Center property was owned by the Manager. The Company accounts for its 95% non-voting interest in the Manager

                           PRENTISS PROPERTIES TRUST
                            AND PREDECESSOR COMPANY
                      NOTES TO CONSOLIDATED AND COMBINED
                             FINANCIAL STATEMENTS

using the equity method of accounting; therefore, the gain on the sale is reflected in the line item "Equity in income of joint venture and unconsolidated subsidiary" on the Company's consolidated statement of income for the year ended December 31, 1998.

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

         On December 1, 1998, the Company sold the Milwaukee Industrial properties for total sale proceeds of approximately $67.6 million resulting in a gain on sale of approximately $6.2 million.

Equity Transactions

         On February 2, 1998, the Company closed a direct placement of 1.1 million Common Shares of beneficial interest, $0.01 par value per share, to an affiliate of Union Bank of Switzerland ("UBS") for gross consideration of $29.7 million, or $27.00 per share. In a related transaction, the Company entered into a forward stock contract with UBS which provided that, during the first year after the closing of the direct placement, the Company will have the right to periodically consummate a share settlement with UBS based on the then market price of the Company's Common Shares. Alternatively, the Company had, at its option, the ability to complete such settlement for cash consideration. The net proceeds from the sale to UBS and its affiliates were contributed to the Operating Partnership in exchange for Units. As a result of the downward movement of the market price for the Company's Common Shares, at December 31, 1998, the Company had placed $3.7 million in cash collateral with UBS. On January 21, 1999, the Company reacquired all of the 1.1 million Common Shares from UBS for approximately $30.0 million, which included the $3.7 million of cash collateral held by UBS. The reacquisition of the Common Shares was funded with borrowings under the Company's line of credit.

         On February 5, 1998, the Company issued 240,950 Units in conjunction with the acquisition of four Class A office Properties and 45 industrial Properties (the, "Newport National Properties"). The purchase price of the Newport National Properties totaled approximately $80.3 million, including approximately $73.8 million in cash and the issuance of the Units valued at $6.5 million.

         In connection with the Company's IPO, certain entities affiliated with the Company (the "Merged Entities") received Units in exchange for certain assets they contributed to the Operating Partnership. In February 1998, (i) the Merged Entities distributed 113,500 Units to certain employees of the Merged Entities (the "Merged Entity Employees"), (ii) the Company issued 2,432,541 Common Shares in exchange for all of the capital stock of the Merged Entities to the owners of the Merged Entities (the "Merged Entity Owners"), and (iii) the Merged Entity Employees redeemed their 113,500 Units in exchange for an equal number of Common Shares. These transactions were approved by a majority of the independent members of the Company's Board of Trustees.

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

         On March 31, 1998, the Company issued 943,396 shares of series A cumulative convertible redeemable preferred shares of beneficial interest, $.01 par value (the "Series A Convertible Preferred Shares") to Security

                           PRENTISS PROPERTIES TRUST
                            AND PREDECESSOR COMPANY
                      NOTES TO CONSOLIDATED AND COMBINED
                             FINANCIAL STATEMENTS

Capital Preferred Growth, Incorporated ("SCPG") for approximately $25.0 million, or $26.50 per share. The shares represented the second and final issuance pursuant to an agreement entered into on December 2, 1997 (the "SCPG Agreement") between the Company and SCPG to issue and sell 3,773,585 Series A Convertible Preferred Shares for a total price of approximately $100.0 million, or $26.50 per share. On October 16, 1998, the Company filed, with the Securities and Exchange Commission ("SEC"), a Form S-3 Registration Statement (the "Security Capital Registration Statement"), which relates to the public offer and sale of the 3,773,585 Series A Convertible Preferred Shares of the Company which are held by SCPG and up to 3,773,585 Common Shares that the Company may issue upon conversion of the Series A Convertible Preferred Shares by SCPG or its tranferees, pledges, donees or successors.

         On April 2, 1998, the Company filed, with the SEC, a Form S-3 Registration Statement covering the registration of the (i) 1,879,897 Common Shares issued concurrent with the Company's IPO to purchase certain limited partners' interest in the Operating Partnership; (ii) 1,100,000 Common Shares issued to UBS pursuant to the direct placement of Common Shares on February 2, 1998; (iii) 500,000 Common Shares which represented the potential settlement shares that could have been issued in conjunction with the UBS transaction; (iv) 2,432,541 Common Shares issued to the Merged Entity Owners; and (v) 113,500 Common Shares held by the Merged Entity Employees.

         On April 3, 1998, the Company filed, with the SEC, a Form S-3 Registration Statement (the "Shelf Registration") with respect to registration of $1.0 billion of Common Shares of beneficial interest, par value $0.01, or preferred shares of beneficial interest, par value $0.01 to be offered for sale from time to time by the Company.

         On June 12, 1998, the Company issued 187,720 Units in conjunction with the acquisition of seven Class A office Properties (the "Fidinam Office Portfolio"). The purchase price of the Fidinam Office Portfolio totaled approximately $84.6 million, including approximately $31.6 million of debt assumed, approximately $48.5 million in cash and the issuance of the Units valued at $4.5 million.

         On June 26, 1998, the Company privately placed 1,900,000 series B cumulative redeemable perpetual preferred Units (the "Series B Perpetual Preferred Units") with an institutional investor. The issue resulted in gross consideration of $95.0 million. Such proceeds were used to repay borrowings under the Company's line of credit. The Series B Perpetual Preferred Units are callable by the Company in five years at par value and have a coupon rate of 8.3% per annum.

         On June 30, 1998, the Company's Board of Trustees authorized the repurchase of up to 2,000,000 Common Shares in the open market or negotiated private transactions. On July 2, 1998, the Company began purchasing Common Shares in the open market. As of December 31, 1998, the Company had repurchased 998,800 Common Shares at an average price of $23.30 per share.

         On August 6, 1998, the Company filed, with the SEC, a Registration Statement on Form S-3 relating to the Company's Dividend Reinvestment and Share Purchase plan for all shareholders. This allows shareholders to buy and sell shares directly through the Company. The plan provides for the automatic reinvestment of cash dividends as well as for the direct monthly purchase of shares.

         On October 14, 1998, the Company filed, with the SEC, a post-effective amendment to the Company's Form S-3 Registration Statement filed on April 2, 1998 under the Securities Act of 1933 (the "Post-Effective Amendment No. 1"). The registration statement contains two forms of prospectuses: the first relates to re-sales from time to time by certain selling shareholders and the second relates to (i) the primary issuance of shares to UBS and (ii) subsequent primary issuances from time to time to UBS. In addition, this registration statement contains a form of prospectus supplement to be used in connection with subsequent primary issuances from time to time to UBS.

         On October 15, 1998, the Company filed, with the SEC, a Form S-3 Registration Statement (the "Terramics Registration Statement"). The Terramics Registration Statement relates to 524,180 Common Shares which the Company may issue, upon redemption of Units, to certain holders of 524,180 Units of the Operating Partnership that were issued in conjunction with certain Properties acquired by the Company in October 1997.

                           PRENTISS PROPERTIES TRUST
                            AND PREDECESSOR COMPANY
                      NOTES TO CONSOLIDATED AND COMBINED
                             FINANCIAL STATEMENTS


Properties

         The following summarizes the Company's portfolio of Properties at December 31, 1998:

                                                                   NET
                                                                 RENTABLE
                                                  NUMBER OF       SQUARE           COMPANY
PROPERTY NAME                           TYPE      BUILDINGS        FEET          OWNERSHIP %          MARKET
-------------                           ----      ---------        ----          -----------          ------
                                                               (IN THOUSANDS)
2411 Dulles Corner Road                Office        1                177          100%        Metro. Wash., DC
2455 Horsepen Road                     Office        1                104          100%        Metro. Wash., DC
3130 Fairview Park Drive (A)           Office        1                183          100%        Metro. Wash., DC
3141 Fairview Park Drive               Office        1                192          100%        Metro. Wash., DC
4401 Fair Lakes Court                  Office        1                 59          100%        Metro. Wash., DC
6600 Rockledge Drive                   Office        1                156          100%        Metro. Wash., DC
7101 Wisconsin Avenue                  Office        1                237          100%        Metro. Wash., DC
8521 Leesburg Pike                     Office        1                145          100%        Metro. Wash., DC
Calverton Office Park                  Office        3                307          100%        Metro. Wash., DC
Gateway International                  Office        2                203          100%        Metro. Wash., DC
Research Office Center (B)             Office        3                437          100%        Metro. Wash., DC
Willow Oaks I & II                     Office        2                387          100%        Metro. Wash., DC
Metro. Wash., D.C. Industrial          Industrial    7                875          100%        Metro. Wash., DC
                                                    --              -----
     Total Mid-Atlantic Region                      25              3,462
                                                    --              -----

1717 Deerfield Road                    Office        1                138          100%        Chicago
1800 Sherman Avenue                    Office        1                136          100%        Chicago
701 Warrenville Road                   Office        1                 67          100%        Chicago
Bannockburn Centre (A)                 Office        1                230          100%        Chicago
Corporetum Office Campus               Office        5                324          100%        Chicago
O'Hare Plaza II                        Office        1                234          100%        Chicago
One O'Hare Centre                      Office        1                380          100%        Chicago
Chicago Industrial (B)                 Industrial    6                930          100%        Chicago
Park Central Plaza                     Office        2                148          100%        Kansas City
Kansas City Industrial (B)             Industrial    7              1,492          100%        Kansas City
One Northwestern Plaza                 Office        1                242          100%        Suburban Detroit
Seven Mile Crossing (B)                Office        3                335          100%        Suburban Detroit
                                                    --              -----
     Total Midwest Region                           30              4,656
                                                    --              -----

Centerpointe                           Office        1                 42          100%        Sub. Philadelphia
Creamery Way                           Office        3                141          100%        Sub. Philadelphia
Croton Road Corporate Center (A)       Office        1                 97          100%        Sub. Philadelphia
Lake Center                            Office        2                117          100%        Sub. Philadelphia
Oaklands Corporate Center              Office        7                348          100%        Sub. Philadelphia
Pencader Courtyards                    Office        2                 53          100%        Sub. Philadelphia
Southpoint                             Office        4                250          100%        Sub. Philadelphia
Valleybrooke                           Office        5                280          100%        Sub. Philadelphia
Woodland Falls                         Office        3                215          100%        Sub. Philadelphia
                                                    --              -----
     Total Northeast Region                         28              1,543
                                                    --              -----

Crescent Centre                        Office        1                243          100%        Atlanta
Cumberland Office Park (B)             Office       10                673          100%        Atlanta
                                                    --              -----
     Total Southeast Region                         11                916
                                                    --              -----

Barton Skyway (A)                      Office        1                199          100%        Austin
Broadmoor Austin (C)                   Office        7              1,112           50%        Austin
Spyglass Point (A)                     Office        1                 60          100%        Austin
Bachman East                           Office        1                126          100%        Dallas/Fort Worth
Bachman West                           Office        1                 70          100%        Dallas/Fort Worth

                   PRENTISS PROPERTIES TRUST
                            AND PREDECESSOR COMPANY
                      NOTES TO CONSOLIDATED AND COMBINED
                             FINANCIAL STATEMENTS


Cottonwood Office Center               Office        3                164          100%        Dallas/Fort Worth
IBM Call Center                        Office        1                150          100%        Dallas/Fort Worth
Lakeview Center (A)                    Office        1                101          100%        Dallas/Fort Worth
Millennium Center (A)                  Office        1                 90          100%        Dallas/Fort Worth
Park West C2                           Office        1                344          100%        Dallas/Fort Worth
Park West E1                           Office        1                183          100%        Dallas/Fort Worth
Park West E2                           Office        1                201          100%        Dallas/Fort Worth
Walnut Glen Tower                      Office        1                464          100%        Dallas/Fort Worth
WestPoint Office Building              Office        1                150          100%        Dallas/Fort Worth
Dallas Industrial                      Industrial    8                664          100%        Dallas/Fort Worth
Carrara Place                          Office        1                235          100%        Denver
Highland Court                         Office        1                 99          100%        Denver
PacifiCare Building                    Office        1                201          100%        Denver
Panorama Point                         Office        1                 79          100%        Denver
14425 Torrey Chase                     Office        1                 54          100%        Houston
14505 Torrey Chase                     Office        1                 67          100%        Houston
7575 San Felipe                        Office        1                 53          100%        Houston
International Energy Center            Office        1                156          100%        Houston
Northchase Place                       Office        1                 68          100%        Houston
One Westchase Center                   Office        1                466          100%        Houston
Westheimer Central Plaza               Office        1                181          100%        Houston
                                                    --              -----
     Total Southwest Region                         41              5,737
                                                    --              -----

Natomas Corporate Center               Office        6                566          100%        Sacramento
Carlsbad Pacific Center                Office        2                 90          100%        San Diego
Carlsbad Pacifica                      Office        1                 49          100%        San Diego
Executive Center Del Mar (A)           Office        2                113          100%        San Diego
Plaza I & II                           Office        2                 89          100%        San Diego
The Campus                             Office        1                 45          100%        San Diego
San Diego Industrial                   Industrial   38                690          100%        San Diego
The Ordway                             Office        1                526          100%        San Francisco Bay Area
World Savings Center                   Office        1                271          100%        San Francisco Bay Area
San Francisco Bay Area Industrial      Industrial    6                382          100%        San Francisco Bay Area
The Academy                            Office        3                194          100%        Los Angeles
Los Angeles Industrial                 Industrial   26              1,950          100%        Los Angeles
Regents Centre                         Office        2                101          100%        Arizona
Arizona Industrial                     Industrial    7                139          100%        Arizona
                                                    --              -----
     Total West Region                              98              5,205
                                                    --              -----

Total Properties                                    233            21,519
                                                    ===            ======

(A) Represents Properties in various stages of development or Properties that have been recently developed by the Company and are in various stages of lease-up (see further disclosure on development Properties in Note 19).
(B) One or more of the Properties in each Property grouping are either under development or have recently been developed by the Company and are in the lease-up stage (see further disclosure on development Properties in Note 19).
(C) The Company holds a non-controlling, 50% interest in the Broadmoor Austin Associates Joint Venture ("Broadmoor Austin"). Broadmoor Austin owns and operates an office complex in Austin, Texas (the "Broadmoor Austin Properties"), consisting of seven Properties. The Company accounts for its interests using the equity method of accounting.

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

Escrowed Cash

         Escrowed funds at December 31, 1997, consist of funds on deposit with lenders for the payment of real estate taxes. At December 31, 1998, escrowed funds includes, in addition to real estate tax deposits, funds placed with UBS as collateral on a forward stock contract (as described in Note 1).

Investment in Joint Venture and Unconsolidated Subsidiary

         Included in Investments in joint venture and unconsolidated subsidiary are the Company's non-controlling investment in Broadmoor Austin and the Company's non-controlling investment in the Manager. The Company accounts for its 50% investment in Broadmoor Austin and its 95% investment in the Manager using the equity method of accounting, and thus reports its share of income and losses based on its ownership interest in the respective entities. The difference between the carrying value of the Company's interest in Broadmoor Austin and the book value of the underlying equity is being amortized over 40 years.

Income Taxes

         The Company elects to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code") for the year ended December 31, 1998. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax on its taxable income that is distributed to its shareholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 95% of its annual taxable income. The predecessor company's statements combine the operations of partnerships and a S-corporation, neither of which is directly subject to income tax. The tax effect of its activities accrues to the individual partners and/or principals of the

                           PRENTISS PROPERTIES TRUST
                            AND PREDECESSOR COMPANY
                      NOTES TO CONSOLIDATED AND COMBINED
                             FINANCIAL STATEMENTS

respective entity. The Manager consists of a legal entity subject to federal income tax on its taxable income at regular corporate rates.

Leases

         The Company and predecessor company, each as lessor, has retained substantially all of the risks and benefits of ownership and account for its leases as operating leases.

Revenue Recognition

         Rental income is recognized on a straight-line basis over the term of each respective lease.

         Management fees are recognized as earned. Development fees are recognized ratably over each project's development period, as defined. Leasing fees are generally recognized upon tenant occupancy of the leased premises unless such fees are irrevocably due and payable upon lease execution, in which case recognition occurs on the lease execution date. Sale fees are recognized upon completion of the asset sale. Termination fees are recognized when earned.

Distributions

         The Company pays regular quarterly distributions on the Company's Common Shares outstanding which are dependent on receipt of distributions from the Operating Partnership. The Company pays a quarterly dividend to holders of the Company's Series A Convertible Preferred Shares, which is equal to the dividends paid for Common Shares.

         Earnings and profits, which will determine the taxability of distributions to shareholders, will differ from income reported for financial reporting purposes due to the differences for federal tax purposes, primarily in the estimated useful lives used to compute depreciation. Distributions declared in 1998 and 1997 represent an approximate 18.5% and 10.6% return of capital for federal income tax purposes, respectively.

Minority Interest

         Minority interest in the Operating Partnership represents the limited partners' proportionate share of the equity in the Operating Partnership. The Operating Partnership pays a regular quarterly distribution to the holders of common and preferred Units, including those held by the minority interest holders. Income is allocated to minority interest based on the weighted average percentage ownership through the year. Minority interest in real estate partnerships represents the limited partners' proportionate share of the equity in real estate partnerships, of which the Operating Partnership has a majority ownership interest and the accounts of which are consolidated into the Operating Partnership.

Concentration of Credit Risk

         The Company places cash deposits at major banks. Management believes that through its cash investment policy, the credit risk related to these deposits is minimal.


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

Disclosure of Segment Information

         In 1998, the Company adopted Statement of Financial Accounting Standards No. 131 ("FAS No. 131"), "Disclosures about Segments of an Enterprise and Related Information". FAS No. 131 supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise", replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. FAS No. 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of FAS No. 131 did not affect results of operations or financial position but did affect the disclosure of segment information (see disclosure of "Segment Information" in Note 22).

(3)   REAL ESTATE

         Real estate consisted of the following at December 31, 1998 and 1997:

                                                                       (in thousands)
                                                                  1998                1997
                                                                  ----                ----
                  Land....................................     $   289,996         $   183,400
                  Buildings and improvements..............       1,395,177             927,416
                  Construction in progress and land held
                     for development......................         125,562              60,176
                                                                 ---------           ---------
                       Total..............................       1,810,735           1,170,992
                  Less: accumulated depreciation..........         (61,232)            (36,143)
                                                                 ---------           ---------
                                                                $1,749,503          $1,134,849
                                                                 =========           =========

         For the year ended December 31, 1998 and December 31, 1997, capitalized interest costs totaled $5.8 million and $2.0 million, respectively.

(4)   DEFERRED CHARGES AND OTHER ASSETS, NET

         Deferred charges and other assets consisted of the following at December 31, 1998 and 1997:

                                                                       (in thousands)
                                                                  1998                1997
                                                                  ----                ----
                  Deferred leasing and tenant charges.....        $  69,392         $  28,831
                  Deferred financing costs................           12,071             4,326
                  Prepaid and other assets................            5,100             4,355
                       Less:  accumulated amortization....          (12,003)          (12,876)
                                                                    -------           -------
                                                                  $  74,560         $  24,636
                                                                    =======           =======

(5)   MORTGAGE NOTE RECEIVABLE

         On July 29, 1997, the Company acquired, from an unaffiliated third party, a mortgage loan collateralized by a 271,055-square-foot Class A office Property in the San Francisco Bay Area. The purchase price of the mortgage loan

                           PRENTISS PROPERTIES TRUST
                            AND PREDECESSOR COMPANY
                      NOTES TO CONSOLIDATED AND COMBINED
                             FINANCIAL STATEMENTS



and accrued but unpaid interest totaled approximately $37.5 million. The Company negotiated a deed in lieu of foreclosure transaction, at no consideration, which provided for the conveyance of the Property from a partnership in which an affiliated party is the general partner to the Company in an arms-length transaction. The Company took title to the Property in December 1998.

(6)   RECEIVABLES, NET

         Receivables consisted of the following at December 31, 1998 and 1997:

                                                                       (in thousands)
                                                                  1998                1997
                                                                  ----                ----
                  Rents and services.......................        $10,677          $  5,263
                  Accruable rental income..................         10,943             5,330
                  Other....................................            529               777
                                                                   -------          --------
                  Total....................................         22,149            11,370
                  Less: allowance for doubtful accounts....         (1,665)             (505)
                                                                   -------          --------
                                                                   $20,484           $10,865
                                                                   =======          ========

         Accruable rental income represents rental income earned in excess of rent payments received pursuant to the terms of the individual lease agreements.

(7)   INVESTMENT IN JOINT VENTURE AND UNCONSOLIDATED SUBSIDIARY

         At December 31, 1998, the carrying value of the Company's interest in Broadmoor Austin and the Manager is $6.7 million and $4.0 million, respectively.

         The following is summarized financial information for 100% of Broadmoor Austin at December 31, 1998 and 1997 and for the years then ended:

                                                                        (in thousands)
                   BALANCE SHEET:                                  1998                1997
                   -------------                                   ----                ----
                   Real estate and deferred charges, net..       $108,013           $111,524
                   Total assets...........................        123,255            126,341
                   Mortgage note payable .................        154,000            140,000
                   Venturers' deficit.....................        (32,915)           (17,134)

                   INCOME STATEMENT:                                1998                1997
                   ----------------                                 ----                ----
                   Rental income..........................       $ 19,676           $ 19,462
                   Interest expense.......................         11,640             13,650
                   Depreciation and amortization..........          4,335              4,333
                   Extraordinary item.....................         12,900
                   Net income (loss)......................         (9,696)               884

         The following is summarized financial information for 100% of the Manager at December 31, 1998 and 1997 and for the years then ended:

                                                                        (in thousands)
                  BALANCE SHEET:                                   1998                1997
                  -------------                                    ----                ----
                  Total assets............................      $  15,326          $  21,668
                  Total liabilities.......................         11,119             16,700
                  Owners' equity..........................          4,207              4,968

                  INCOME STATEMENT:                                1998                 1997
                  ----------------                                 ----                 ----
                  Fee and other income....................      $  28,566          $  26,682

                           PRENTISS PROPERTIES TRUST
                            AND PREDECESSOR COMPANY
                      NOTES TO CONSOLIDATED AND COMBINED
                             FINANCIAL STATEMENTS

                  Personnel costs, net....................         17,033             14,825
                  General office and administrative.......          6,807              6,257
                  Gain on sale............................            961
                  Net income..............................          5,864              4,788

(8)   DEBT ON REAL ESTATE

         Debt at December 31, 1998 and 1997 consisted of the following:

                                                                        (in thousands)
                                                                   1998                1997
                                                                   ----                ----
                  Line of Credit..........................       $122,000
                  PPREFI Portfolio Loan...................        180,100           $180,100
                  Northeast Portfolio Loan................         60,000             60,000
                  Bank Term Facility......................        100,000
                  Bridge Loan.............................        120,000            120,000
                  Property Mortgage Loans.................        186,609             49,879
                  Construction Loans......................         26,376             10,051
                  Other Corporate Debt....................          5,178
                                                                 --------           --------
                                                                 $800,263/(A)/      $420,030/(A)/
                                                                 ========           ========

            /(A)/ The amount shown excludes the Company's 50% share of the mortgage indebtedness which is collateralized by the Broadmoor Austin Properties.

         On December 31, 1997, the Company replaced the existing line of credit with a new $300 million unsecured line of credit with a group of 12 banks (the "Line of Credit"). The Line of Credit reduced the interest rate on borrowings from LIBOR plus 175 basis points to LIBOR plus 137.5 basis points. The Line of Credit is unsecured and has a term of three years. Additionally, the Company is required to pay an average daily unused commitment fee of 20 basis points per annum if the daily unused portion of the Line of Credit is greater than the related daily balance outstanding. The fee is reduced to 15 basis points per annum if the daily unused portion is less than the daily balance outstanding. The Company had net borrowings from the Line of Credit during the period and an outstanding balance of $122.0 million at December 31, 1998.

         In February 1997, the Company closed a $180.1 million 10-year, fixed rate mortgage loan with an affiliate of Lehman Brothers Inc. (the "PPREFI Portfolio Loan"). The PPREFI Portfolio Loan has an interest rate of 7.58% per annum and has a maturity date of February 26, 2007. The loan is collateralized by 38 of the Company's Properties including (i) certain of the Los Angeles Industrial Properties (18 Properties); (ii) certain of the Kansas City Industrial Properties (six Properties); (iii) certain of the Chicago Industrial Properties (four Properties); (iv) Park West E1 and E2 (two Properties); (v) One Northwestern Plaza; (vi) 3141 Fairview Park Drive; (vii) O'Hare Plaza II; (viii) 1717 Deerfield Road; (ix) 2411 Dulles Corner Road; (x) 4401 Fair Lakes Court;
(xi) the Westpoint Office Building; and (xii) the PacifiCare Building.

         On December 5, 1997, the Company closed a $60 million six-year, non-recourse term loan with Connecticut General Life Insurance Company (the "Northeast Portfolio Loan"). The Northeast Portfolio Loan has an interest rate of 6.80% per annum and has a maturity date of December 10, 2003. The loan is collateralized by 11 of the Company's Properties including (i) Valleybrooke (five Properties); (ii) Lake Center (two Properties); (iii) certain of the Southpoint Properties (two Properties); and (iv) certain of the Woodland Falls Properties (two Properties).

         On October 13, 1998, the Company closed a $100 million, four-year unsecured term loan (the "Bank Term Facility") with Dresdner Bank and Societe Generale. The Bank Term Facility has an interest rate of LIBOR + 137.5 basis points and has a maturity date of October 13, 2002. In December 1998, the Bank Term Facility was modified to include LaSalle National Bank and Fleet Bank as lenders.

         The Company had outstanding borrowings of $120 million under a short-term variable rate acquisition loan (the "Bridge Loan"). The Bridge Loan had an interest rate of LIBOR plus 125 basis points and a maturity date of

                           PRENTISS PROPERTIES TRUST
                            AND PREDECESSOR COMPANY
                      NOTES TO CONSOLIDATED AND COMBINED
                             FINANCIAL STATEMENTS


January 1999. At December 31, 1998, the Bridge Loan was collateralized by 16 of the Company's Properties including (i) Natomas Corporate Center (six Properties); (ii) Corporetum Office Campus (five Properties); (iii) The Academy (three Properties); and (iv) Seven Mile Crossing (two Properties). The Bridge Loan was repaid in January 1999 with proceeds from (i) two 10-year non-recourse mortgage loans, totaling $64.0 million, each with an interest rate of 7.02% per annum; and (ii) proceeds from borrowings under the Company's Line of Credit.

         In connection with certain of the Company's 1997 and 1998 acquisitions, the Company assumed debt with a current outstanding principal balance of approximately $73.6 million. Such debt instruments are fixed rate loans with interest rates ranging from 7.27% to 8.65% per annum. One loan, totaling $12.0 million, is interest only with the remaining loans having amortization periods of 20 to 25 years. The loans are collateralized by the related Properties and mature on varying dates from November 2002 to April 2014. In addition, during the year ended December 31, 1998, the Company completed three non-recourse mortgage loans with two separate lenders. The loans total in the aggregate $113.0 million, are each collateralized by an individual Property, have maturities of 7 to 12 years and have interest rates ranging from 6.63% to 6.92% per annum.

         At December 31, 1998, the Company is obligated under two construction loans (the "Construction Loans") to fund the construction and development of three Properties. The Construction Loans provide for total funding of $29.7 million, of which $26.4 million was drawn and outstanding at December 31, 1998. The Construction Loans bear interest at varying rates, from LIBOR plus 150 basis points to LIBOR plus 165 basis points, and mature on dates from September 2000 to December 2001.

         In connection with certain of the Company's 1998 acquisitions, the Company entered into two separate notes, each payable to the former owner of the related Properties. The notes total $5.2 million, have interest rates ranging from 6.15% to 7.75% per annum and mature between December 31, 2000 and August 25, 2001.

         In September 1997, the Company entered into a seven-year interest rate swap locking in cost of funds of 6.25% (before the spread over LIBOR) on $110 million (the "Interest Rate Swap"). The Interest Rate Swap consists of two separate agreements intended to manage the relative mix of the Company's debt between fixed and variable rate instruments. The Interest Rate Swap agreement modifies a portion of the interest characteristics of the Company's variable rate debt, effectively converting variable rate debt to fixed rate debt. The fixed rates to be paid, the effective fixed rate, and the variable rate to be received by the Company are summarized in the following table:

                                                                               SWAP RATE
                              SWAP RATE PAID          EFFECTIVE FIXED     RECEIVED (VARIABLE)
 NOTIONAL AMOUNT                 (FIXED)                    RATE              AT 12/31/98         SWAP MATURITY
 ---------------                 -------                    ----              -----------         -------------
$50 million                       6.253%                   7.503%                5.064%         September 30, 2004
$60 million                       6.248%                   7.498%                5.064%         September 30, 2004

         The differences to be paid or received by the Company under the terms of the Interest Rate Swap agreement are accrued as interest rates change and recognized as an adjustment to interest expense by the Company pursuant to the terms of the two agreements and will have a corresponding effect on its future cash flows. The effect of the Interest Rate Swap was recorded as an adjustment to interest expense on the Company's Bridge Loan prior to its payoff in January 1999. Subsequent to the payoff of the Bridge Loan, the effects of the Interest Rate Swap will be recorded as an adjustment to interest expense on the Company's Bank Term Facility. Agreements such as these contain a credit risk that the counterparties may be unable to meet the terms of the agreement. The Company minimizes that risk by evaluating the creditworthiness of its counterparties, which is limited to major banks and financial institutions, and does not anticipate non-performance by the counterparties.

         On August 25, 1998, the Company entered into two treasury rate lock agreements with Societe Generale, New York Branch, and UBS AG, London Branch each covering a notional amount of $49.25 million. These agreements were executed in anticipation of closing mortgage loans over the course of the next six months. The agreements effectively locked the cost of the underlying 10-year treasury rate, which is the security used as a benchmark to price the mortgages the Company anticipated entering into. On October 6, 1998, the Company terminated one $49.25 million agreement with Societe Generale, New York Branch, and as a result of the substantial downward movement in the underlying treasury security, incurred settlement costs of $4.3 million. These settlement

                           PRENTISS PROPERTIES TRUST
                            AND PREDECESSOR COMPANY
                      NOTES TO CONSOLIDATED AND COMBINED
                             FINANCIAL STATEMENTS


costs are expected to be amortized over the 12-year term of the $35.75 million Park West C2 loan with the remainder being amortized over $13.5 million of the $42.25 million One O'Hare Centre loan. The effective interest rate on the $49.25 million will be 7.40%. On December 29, 1998, the Company terminated the $49.25 million treasury lock agreement with UBS AG, London Branch, and incurred settlement costs of approximately $1.8 million. These settlement costs will be amortized over the life of two 10-year loans with combined principal of $64.0 million that were closed subsequent to December 31, 1998. The effective interest rate on the $49.25 million will be 7.30% per annum.

         Future scheduled principal repayments of debt on real estate are as follows:

                                                                         (in thousands)
                            1999...................................         $120,000
                            2000...................................           13,151
                            2001...................................          135,225
                            2002...................................          100,000
                            2003...................................           63,020
                            Thereafter.............................          368,867
                                                                            --------
                                                                            $800,263/(A)/
                                                                            ========

            /(A)/ The amount shown excludes the Company's 50% share of the mortgage indebtedness which is collateralized by the Broadmoor Austin Properties.

         Under its loan agreements, the Company is required to satisfy various affirmative and negative covenants. The Company was in compliance with these covenants at December 31, 1998.

(9)   ACCOUNTS PAYABLE AND OTHER LIABILITIES

         Accounts payable and other liabilities consisted of the following at December 31, 1998 and 1997:

                                                                        (in thousands)
                                                                   1998               1997
                                                                 --------           --------
                    Accounts payable and other liabilities.      $ 33,027          $  20,561
                    Accrued real estate taxes.............         17,163              9,366
                    Advance rent and deposits.............         12,220              5,868
                                                                 --------          ---------
                                                                 $ 62,410          $  35,795
                                                                 ========          =========

(10)   DISTRIBUTION

         In December 1998, the Company declared a cash distribution for the fourth quarter of 1998 in the amount of $.40 per share, payable on January 15, 1999, to common shareholders and holders of the Company's Series A Convertible Preferred Shares.

         In addition, it was determined that a distribution of $.40 per common Unit would be made to the partners of the Operating Partnership, payable on January 15, 1999. Further, the Operating Partnership declared and paid, on December 31, 1998, a fourth quarter 1998 8.3% annualized distribution to the holders of the Operating Partnership's Series B Perpetual Preferred Units. The fourth quarter 1998 distributions declared by the Operating Partnership totaled $17.8 million for the common and $2.0 million for the Series B Perpetual Preferred Units. During the year ended December 31, 1998, the Operating Partnership declared cash distributions for the common Units and Series B Perpetual Preferred Units of $71.3 million and $4.1 million, respectively.

                           PRENTISS PROPERTIES TRUST
                            AND PREDECESSOR COMPANY
                      NOTES TO CONSOLIDATED AND COMBINED
                             FINANCIAL STATEMENTS

(11)   LEASING ACTIVITIES

         The future minimum lease payments to be received by the Company as of December 31, 1998, under non-cancelable operating leases, which expire on various dates through 2014, are as follows:

                                                                      (in thousands)
                               Years ending December 31:
                               1999..................................   $  236,724
                               2000..................................      205,830
                               2001..................................      169,475
                               2002..................................      140,555
                               2003..................................      109,841
                               Thereafter............................      265,416
                                                                        ----------
                                                                        $1,127,841
                                                                        ==========

         The geographic concentration of the future minimum lease payments to be received is detailed as follows:

                                                                     (in thousands)
                               MARKETS
                               -------
                               Metro. Washington, D.C..............     $  242,346
                               Dallas/Fort Worth...................        231,156
                               Suburban Philadelphia...............        130,690
                               Chicago.............................        113,184
                               San Francisco Bay Area..............         85,500
                               Atlanta.............................         45,653
                               Houston.............................         44,787
                               San Diego...........................         43,255
                               Denver..............................         41,475
                               Los Angeles.........................         39,799
                               Suburban Detroit....................         39,492
                               Sacramento..........................         33,995
                               Other Markets.......................         36,509
                                                                        ----------
                                                                        $1,127,841
                                                                        ==========

         For the years ended December 31, 1998 and December 31, 1997, no individual tenants represented more than 10% of the Company's total rental income.

(12)    SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES

         During December 1998 and 1997, the Company declared cash distributions totaling $17.8 million and $14.8 million that were paid January 1999 and 1998, respectively.

         On February 6, 1998, the owners of the Merged Entities paid deferred compensation to certain Merged Entity Employees in the form of 113,500 Units. The transaction resulted in a non-cash charge to the Company of $2.9 million (net of the minority interest holders' share of the charge of approximately $193,000). In connection with the transaction, the Company issued Common Shares for all of the capital stock of the Merged Entities, which resulted in a conversion of 2,432,541 Units of the Merged Entities and 113,500 Units of the Merged Entity Employees being converted to Common Shares.

         In December 1998, the Company took title to the Property which collateralized the Company's $36.3 million mortgage note and, therefore, transferred the balance of the note to real estate during the period.

         During the year ended December 31, 1998, the Company retired and removed from accumulated amortization and deferred charges $8.3 million of fully depreciated assets.

                           PRENTISS PROPERTIES TRUST
                            AND PREDECESSOR COMPANY
                      NOTES TO CONSOLIDATED AND COMBINED
                             FINANCIAL STATEMENTS



         In addition, in connection with the acquisition of Properties during the year ended December 31, 1998, the Company assumed $46.0 million of mortgage debt and $8.7 million of net liabilities, entered into other corporate debt of $5.2 million and issued Units valued at $11.6 million.

(13)    RELATED PARTY TRANSACTIONS

         The Company owns a 95% economic interest in the Manager which is not consolidated in these financial statements. The Manager incurs certain personnel and other overhead-related expenses on behalf of the Company which is subsequently reimbursed to the Manager. Such expenses totaled $2.9 million and $1.3 million for the year ended December 31, 1998 and December 31, 1997, respectively. In addition, the Company funds other short-term capital needs of the Manager which are subsequently reimbursed to the Company. The net unreimbursed cost has been included in Other receivables (affiliates) on the balance sheet and is detailed below:

                                                                               (in thousands)
                                                               FOR THE YEAR ENDED        FOR THE YEAR ENDED
                                                                DECEMBER 31, 1998        DECEMBER 31, 1997
                                                               ------------------        ------------------
    Short-term borrowings due from affiliates..............           $    1,770           $    6,359
    Acquisition and development fees and commissions
        due to affiliates..................................                                    (3,737)
    Payroll and staff benefits due from (to) affiliates....                  475                 (648)
    Other amounts due to affiliates........................                                       (46)
                                                                    ------------         ------------
                                                                      $    2,245           $    1,928
                                                                    ============         ============

(14)   EMPLOYEE BENEFIT PLAN

         The Company has a 401(k) Savings Plan (the "Plan") for its employees. Under the Plan, as amended, employees, age 21 and older, are eligible to participate in the Plan after they have completed one year and 1,000 hours of service. Participants are immediately vested in their pre-tax and after-tax contributions, the Company's matching contributions and earnings thereon.

         The Company matches 25% of an employees contribution, not to exceed 25% of 6% of each employees' wages. The cost to the Company totaled $288,147 and $51,900 for the year ended December 31, 1998 and 1997, respectively.

         The Company has registered 500,000 Common Shares in connection with its share purchase plan ("Share Purchase Plan"). The Share Purchase Plan enables eligible employees to purchase shares, subject to certain restrictions, of the Company at a 15% discount to fair market value. A total of 26,463 and 7,671 Common Shares were issued, in accordance with the plan, during the year ended December 31, 1998 and 1997, respectively.

(15)   SHARE INCENTIVE PLAN

Stock-Based Compensation Plans

         The Company sponsors the "Prentiss Properties Trust Trustees' Share Incentive Plan" (the "Trustees' Automatic Grant Plan") and the "Prentiss Properties Trust Share Incentive Plan" (the "Employees Plan") (collectively, the "Plans"), which are stock-based incentive compensation plans as described below. The Company applies APB Opinion 25 and related Interpretations in accounting for the Plans. In 1995, the FASB issued FASB Statement No. 123 "Accounting for Stock-Based Compensation" ("FAS No. 123") which, if fully adopted by the Company, would change the methods the Company applies in recognizing the cost of its Plans. Adoption of the cost recognition provisions of FAS No. 123 is optional and the Company has decided not to elect these provisions of FAS No.
123. However, pro forma disclosures as if the Company adopted the cost recognition provisions of FAS No. 123 in 1995 are required by FAS No. 123 and are presented below.

         Under the Plans, the Company is authorized to issue Common Shares or cash pursuant to "Awards" granted in the form of non-qualified stock options not intended to qualify under Section 422 of the Internal Revenue Code of

                           PRENTISS PROPERTIES TRUST
                            AND PREDECESSOR COMPANY
                      NOTES TO CONSOLIDATED AND COMBINED
                             FINANCIAL STATEMENTS


1986, as amended, restricted or non-restricted shares, stock appreciation rights ("SARs"), and performance shares. Awards may be granted to selected employees and Trustees of the Company or an affiliate. In 1996, 1997 and 1998, the Company granted non-qualified stock options under the Plans.

The Trustees' Automatic Grant Plan

         Commencing in 1997, on the first day of each fiscal quarter, the Company issues to each Trustee on that date Common Shares having an aggregate value of $2,500, based on the per share value of the Common Shares on the date of grant. In 1998, the aggregate value of the Common Shares issued under the plan was increased by $2,500 to a total of $5,000 per fiscal quarter. Common Shares are 100% vested at grant and, therefore, expensed upon issuance. A total of 3,970 and 1,915 Common Shares were granted pursuant to the plan for the years ended December 31, 1998 and 1997, respectively.

         In 1998, the Company issued 5,000 non-qualified stock options to each independent Trustee for a total issuance of 25,000 options for the year.

The Employees' Plan

         Under the Employees' Plan, the Company is authorized to issue, in the discretion of the Plan Administrator, Awards with respect to a maximum of 4,500,000 Common Shares. Awards may be granted to employees of the Company or an affiliate and to Trustees who are also employees of the Company or an affiliate. No participant may be granted, in any calendar year, Awards in the form of stock options or SARs with respect to more than 390,000 Common Shares, or restricted share Awards for more than 50,000 Common Shares. The Plan Administrator has broad discretion in determining the vesting terms and other terms applicable to Awards granted under the Plan.

         The exercise price of each option granted during 1998 and 1997 was equal to the fair market value of the Common Shares on the date of grant. These options vest 33-1/3% per year on each anniversary of the date of grant, commencing with the first anniversary of the date of grant. In November 1998, the Company provided to non-officer employees, holding Common Share options with an exercise price exceeding $23.375, an opportunity to exchange the outstanding options (the "Exchanged Options") for new options with an exercise price of $23.375 and a new vesting schedule. The Company issued 129,500 options in return for the Exchanged Options. The new options have an exercise price of $23.375 and an effective date of grant of November 30, 1998. These Exchanged Options vest 33 1/3% per year on each anniversary of the date of grant, commencing with the first anniversary of the date of grant.

         A summary of the status of the Company's stock options as of December 31, 1998, 1997 and 1996 and the changes during the year ended on those dates is presented below:

                                                  1998                           1997                           1996
                                          ----------------------        ------------------------       -----------------------
                                                        WEIGHTED                       WEIGHTED                       WEIGHTED
                                        # SHARES OF     AVERAGE      # SHARES OF       AVERAGE       # SHARES OF      AVERAGE
                                        UNDERLYING     EXERCISE       UNDERLYING      EXERCISE        UNDERLYING     EXERCISE
                                          OPTIONS        PRICES        OPTIONS          PRICES         OPTIONS         PRICES
                                        ----------     --------       ----------      --------        ----------     --------
Outstanding at beginning of the year      2,194,415      $20.76        1,651,938        $20.82
Granted  ..........................         547,500      $26.30          636,499        $25.08        1,651,938       $20.82
Exercised............................        48,168      $21.30            9,500        $20.63
Forfeited............................       335,388      $26.66           84,522        $20.86
Expired  ..........................
                                       --------------               ----------------                ----------------
Outstanding at end of year.........       2,358,359      $22.47        2,194,415        $22.06        1,651,938       $20.82
                                       ==============               ================                ================
Exercisable at end of year.........       1,205,656      $21.53          525,317        $20.76
                                       ==============               ================                ================

     Weighted-average fair value...               $1.29                         $1.42                          $1.62
                                                   ====                          ====                           ====

                           PRENTISS PROPERTIES TRUST
                            AND PREDECESSOR COMPANY
                      NOTES TO CONSOLIDATED AND COMBINED
                             FINANCIAL STATEMENTS


         The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                    1998              1997             1996
                                                    ----              ----             ----
                              Expected term:           5                 5                5
                    Expected dividend yield:           8%                8%               8%
                        Expected volatility:       16.30%            13.11%           16.06%
                    Risk-free interest rate:        5.46%             6.28%            6.50%

         The following table summarizes information about employee stock options outstanding at December 31, 1998:

                                         OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                                         -------------------                         -------------------
                              NUMBER                            WGTD. AVG.         NUMBER
   RANGE OF EXERCISE        OUTSTANDING       WGTD. AVG.        REMAINING       EXERCISABLE       WGTD. AVG.
        PRICES              AT 12/31/98     EXERCISE PRICE     CONTR. LIFE      AT 12/31/98     EXERCISE PRICE
        ------              -----------     --------------     -----------      -----------     --------------
$20.00 to $25.00             2,017,860           $21.39             7.97           1,110,166          $21.08
$25.01 to $30.00               340,499           $26.66             8.96              95,490          $26.85
----------------            ----------           ------             ----           ---------          ------
$20.00 to $30.00             2,358,359           $22.47             8.17           1,205,656          $21.53
================             =========           ======             ====           =========          ======

         Had the compensation cost for the Company's stock-based compensation plans been determined consistent with FAS No. 123, the Company's net income and net income per Common Share for 1998 would approximate the pro forma amounts below:

                                                                (amounts in thousands, except per share data)
                                               AS REPORTED   PRO FORMA     AS REPORTED     PRO FORMA      AS REPORTED    PRO FORMA
                                                 12/31/98     12/31/98      12/31/97        12/31/97        12/31/96      12/31/96
                                                ----------   ----------    ----------      ----------      ----------    ----------
FAS No. 123 charge...........................                $  1,321                      $    894                      $   143
Net income applicable to common shareholders.    $ 65,764    $ 64,443       $ 36,921       $ 36,027         $4,996       $ 4,853
Net income per common share-basic............    $   1.70    $   1.66       $   1.48       $   1.45         $  .25       $   .24
Net income per common share-diluted..........    $   1.68    $   1.65       $   1.46       $   1.42         $  .25       $   .24

         The effects of applying FAS No. 123 in this pro forma disclosure are not indicative of future amounts.

(16)   CAPITAL SHARES

         The Board of Trustees is authorized to provide for the issuance of 100,000,000 Common Shares and 20,000,000 preferred shares ("Preferred Shares") in one or more series, to establish the number of shares in each series and to fix the designation, powers, preferences and rights of each such series and the qualifications, limitations or restrictions thereof. As of December 31, 1998, 38,931,488 and 3,773,585 Common Shares and Series A Convertible Preferred Shares were issued and outstanding, respectively. The Series A Convertible Preferred Shares are convertible at the shareholder's option on a one for one basis into Common Shares of the Company, subject to certain adjustments, and may not be redeemed by the Company before December 29, 2004. In addition, at December 31, 1998, the Company had 998,800 Common Shares held in treasury at cost.

         In addition to the common Units held by the Company, at December 31, 1998, the Operating Partnership had 1,728,812 common Units outstanding all of which are redeemable at the option of the holder for a like number of Common Shares, or at the option of the Company, the cash equivalent thereof and 1,900,000, $50 par, Series B Perpetual Preferred Units, which are callable by the Company in five years at par value and have a coupon rate of 8.3% per annum.

(17)   EARNINGS PER SHARE

         The Company calculates Earnings per Share in accordance with Statement of Financial Accounting Standards FAS No. 128, "Earnings per Share" ("FAS No. 128"). FAS No. 128 requires a dual presentation of basic

                           PRENTISS PROPERTIES TRUST
                            AND PREDECESSOR COMPANY
                      NOTES TO CONSOLIDATED AND COMBINED
                             FINANCIAL STATEMENTS


and diluted Earnings per Share on the face of the income statement. Additionally, FAS No. 128 requires a reconciliation of the numerator and denominator used in computing basic and diluted Earnings per Share.

                                     (in thousands, except per share data)
                                                                                   YEAR ENDED           YEAR ENDED
Reconciliation of Earnings per Share Numerator                                    DEC. 31, 1998        DEC. 31, 1997
                                                                                  -------------        -------------
Net income                                                                            $ 71,419             $ 36,946
Preferred dividends                                                                     (5,655)                 (25)
                                                                                       -------              -------
Net income available to common shareholders                                           $ 65,764             $ 36,921

Reconciliation of Earnings per Share Denominator
Weighted average common shares outstanding                                              38,742               24,930
                                                                                       =======              =======

Basic earnings per share                                                              $   1.70             $   1.48
                                                                                       =======              =======

Dilutive Effect of Common Share Equivalents
Preferred shares                                                                         3,544                  361
Options                                                                                    211                   16
                                                                                       -------              -------
Total common share equivalents                                                           3,755                  377

Weighted average common shares outstanding                                              38,742               24,930
                                                                                       -------              -------
Weighted average common shares and common share equivalents                             42,497               25,307
                                                                                       =======              =======

Diluted earnings per share                                                            $   1.68             $   1.46
                                                                                       =======              =======

(18)   EXTRAORDINARY ITEMS

         The extraordinary items are primarily a result of two significant transactions during 1998, including (i) the Company's recognition of its 50% proportionate share, or $6.45 million, of Broadmoor Austin's $12.9 million of prepayment penalties and unamortized financing during the period; and (ii) the distribution of 113,500 Operating Partnership Units by an affiliate of the Company to certain employees of the Company resulting in a non-cash charge to the Company of $3.1 million. The transactions were recorded net of the minority interest proportionate share of each charge totaling $406,000 and $193,000, respectively. In addition, the Company incurred a charge of $93,000 (net of the minority interest holders' $4,000 proportionate share) related to early repayment of debt during the period.

(19)   COMMITMENTS AND CONTINGENCIES

Legal Matters

         The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. Management believes that the final outcome of such matters will not have a material adverse effect on the financial position, results of operations or liquidity of the Company.

Environmental Matters

         The Company obtains Phase I environmental site assessments ("ESAs") for all acquired properties prior to acquisition.

         Certain land (the "Plant Site") in the vicinity of and underlying certain of the Los Angeles Industrial Properties was formerly the site of a synthetic rubber manufacturing plant (the "Plant") owned by the United State Government and subsequently owned or operated by numerous companies, including Shell Oil Company ("Shell")

                           PRENTISS PROPERTIES TRUST
                            AND PREDECESSOR COMPANY
                      NOTES TO CONSOLIDATED AND COMBINED
                             FINANCIAL STATEMENTS

and Dow Chemical Company ("Dow"). During the operation of the Plant, wastes were disposed of in pits and ponds located south of the Properties (the "Plant Site Affected Area").

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

         Except as noted above, the ESAs have not revealed any environmental condition, liability or compliance concern that the Company believes have a material adverse affect on the Company's business, assets or results of operations, nor is the Company aware of any such condition, liability or concern. It is possible that the ESAs relating to any one of the Properties or the properties to be acquired in the future do not reveal all environmental conditions, liabilities or compliance concerns or that there are material environmental conditions, liabilities or compliance concerns that arose at such property after the related ESA report was completed, of which the Company is otherwise unaware.

Development Activity

         The Company is party to several construction contracts as part of its development activities. The following Properties are currently under development:

                                                                            SQUARE                              ESTIMATED SHELL
            PROPERTY                    TYPE              MARKET           FOOTAGE      ESTIMATED COSTS /(2)/   COMPLETION DATE
            --------                    ----              ------           -------      ---------------------   ---------------
                                                                           (000's)         (in millions)
3130 Fairview Park Drive           Office           Metro. Wash., D.C.        183            $31.1              December 1998(1)
Research Office Center III         Office           Metro. Wash., D.C.        151             23.8                August 1999
Bannockburn Centre                 Office           Chicago                   230             42.2                  June 1999
Seven Mile Crossing Building C     Office           Suburban Detroit           90             11.4              February 1999
Croton Road Corporate Center       Office           Suburban                   97             16.4               January 1999
                                                    Philadelphia
2500 Cumberland Parkway            Office           Atlanta                   143             20.1                 April 1998(1)
Barton Skyway                      Office           Austin                    199             28.7                  July 1999
Spyglass Point                     Office           Austin                     60              7.8                  June 1999
Lakeview Center                    Office           Dallas/Fort Worth         101              9.7                   May 1999
Millennium Center                  Office           Dallas/Fort Worth          90              9.0             September 1999
Executive Center Del Mar           Office           San Diego                 113             19.9                  June 1998(1)
225 N. Fairway Drive               Industrial       Chicago                   112              5.5                 March 1998(1)
Airworld Expansion                 Industrial       Kansas City               150              5.0                 April 1998(1)
                                                                           ------           ------
     Total Development in Process                                           1,719           $230.6
                                                                            =====           ======


     (1) Although development was completed prior to year-end, these buildings were in the "lease-up" stage at December 31, 1998. Thus, projects are categorized as under development at December 31, 1998.
     (2) The Company estimates the cost to complete its development projects will total approximately $79.8 million.

(20)   RECENTLY ISSUED ACCOUNTING STANDARDS

          In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("FAS No. 132").

          FAS No. 132 provides additional information to facilitate financial analysis and eliminates certain disclosures which are no longer useful. To the extent practicable, the Statement also standardizes disclosures for

                           PRENTISS PROPERTIES TRUST
                            AND PREDECESSOR COMPANY
                      NOTES TO CONSOLIDATED AND COMBINED
                             FINANCIAL STATEMENTS

retiree benefits. FAS No. 132 is effective for financial statements issued for periods ending after December 15, 1997. FAS No. 132 does not have a material impact on the financial statements of the Company.

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

(21) IMPACT OF THE YEAR 2000 ISSUE

         The Year 2000 ("Y2K") compliance problem is the result of computer programs designed to use two digit rather than four digit years. Thus, the year 1998 is represented as 98 and the year 2000 would be represented as 00. This could be interpreted as either 1900 or 2000. To systems that have Y2K-related issues, time may seem to have reverted back 100 years. Systems, equipment and software with exposure to Y2K-related problems exist not only in computerized information systems ("Information Systems") but also in building operating systems such as elevators, alarm systems, energy management systems, phone systems, and numerous other systems and equipment (the "Non-Information Technology Systems") (collectively, the "Systems"). Failure to adequately identify and correct Y2K-related problems could result in a Systems failure or malfunction with potential adverse effects including personal injury, property damage, and disruption of operations. Any or all of these failures could materially and adversely affect the Company's business, financial condition, or results of operations.

         Due to the exposure and potential liabilities inherent in both the Systems used internally by the Company ("Internal Systems") and those Systems used by third-parties to conduct business with the Company ("Third-Party Systems"), in September 1997, the Company created a committee (the "Y2K Committee") headed by the Vice President of Information Systems and Co-chaired by the Vice President of National Property Operations. Due to the national presence of the Company, the Y2K Committee appointed approximately 85 employees (the "Y2K Coordinators") designated as either Y2K property coordinators ("Y2K Property Coordinators") or Y2K corporate office coordinators ("Y2K Corporate Office Coordinators"). The purpose of the Y2K Committee was to develop a plan to assess and mitigate the Company's exposure to potential Y2K-related problems (the "Company's Y2K Plan"). In order to implement the Company's Y2K Plan in a timely and uniform manner, during August 1998 the Y2K Committee held classes to educate the Y2K Coordinators on the steps to be taken to implement the Y2K Plan. Due to the risks associated with inadequate assessments and remediations of the Systems, the Company engaged various independent sources to assist in the review of the Company's Y2K Plan, including:

         . An embedded systems specialist to focus on building Systems

         . A Big 5 Accounting firm focusing on financial Systems

         . A Legal firm specializing in Y2K issues

         . Computer Sciences Corporation ("CSC") performing an overall review

         CSC returned in December 1998 to review the Company's progress. No significant exposures were found, and any recommendations have been incorporated into the Company's Y2K Plan.

Estimate of Financial Impact

         The Y2K Committee has assessed and continues to assess the financial impact of the Company's Y2K remediations on the financial statements of the Company. The total costs associated with required modifications to become Y2K compliant are not expected to be material to the Company's financial position. The Company currently estimates the total Y2K readiness costs are between $500,000 and $600,000. Such costs are segregated into three categories, along with the timing of the estimated expenses as follows:

                           PRENTISS PROPERTIES TRUST
                            AND PREDECESSOR COMPANY
                      NOTES TO CONSOLIDATED AND COMBINED
                             FINANCIAL STATEMENTS

CATEGORY                                  LOW         HIGH      Q4/98     Q1/99     Q2/99     Q3/99     Q4/99
                                          ---         ----      -----     -----     -----     -----     -----
Non-Information Technology Systems       $400,000    $475,000     7%       79%        8%       5%         1%
Information Systems                        40,000      50,000    20%       70%       10%
Y2K Committee                              60,000      75,000    80%       10%        5%       5%
                                         --------    --------
                               Total     $500,000    $600,000
                                         ========    ========

         These costs are net of the Company's personnel costs that are considered to be part of normal operating costs. A significant portion of the Non-Information Technology Systems costs are expected to be capitalized and recovered from tenants through building operations, while the balance will be expensed in the period incurred. Much of the Information Systems costs are version upgrades that will be expensed as incurred. The Y2K Committee costs consist largely of consulting charges that are expensed as incurred.

         The Company's readiness program is an ongoing process, and the estimates of costs and completion dates for the various categories described above are subject to material change.

Contingency Plans

         The Company is developing contingency plans to be implemented as part of its efforts to identify and correct Y2K issues. The scheduled target date for the completion of the contingency plans is March 31, 1999. These contingency plans will range from manual overrides, to alternative processes such as building lock downs in the event of a long-term power failure. Fortunately, most buildings currently have contingency plans in place for natural disasters such as earthquakes, floods, ice storms, and the like, which provide a basis for the Y2K contingency plans. These plans may also include short-term use of backup equipment and software, increased work hours for Company personnel or use of contract personnel, and the orderly shut down of the buildings on December 31, 1999 and January 1, 2000 in order to perform tests of critical Systems.

(22) SEGMENT INFORMATION

         The Company's primary business is the ownership and operation of office and industrial Properties throughout the United States. The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting, which disaggregates its business by geographic region. The Company's reportable segments are the Company's six regions which include (1) Mid-Atlantic; (2) Midwest; (3) Northeast; (4) Southeast; (5) Southwest; and (6) West.

         The table below presents information about net income/loss and segment assets used by the chief operating decision maker of the Company as of and for the year ended December 31, 1998:

(in thousands)

                                                                                                           CORPORATE
                              MID-                                                              TOTAL    NOT ALLOCABLE  CONSOLIDATED
                            ATLANTIC  MIDWEST   NORTHEAST   SOUTHEAST   SOUTHWEST    WEST     SEGMENTS     TO SEGMENTS     TOTAL
                           ---------  -------   ---------   ---------   ---------    ----     --------   -------------  ------------
Revenues:
   Rental income             $44,424    $50,653    $22,122     $11,067    $53,069    $54,315   $235,650                    $235,650
   Mortgage interest                                                                   3,835      3,835                       3,835
   Management fees                10                    49                    531        293        883                         883
   Development, leasing,
    sale and other fees           11          8        312           9        170        185        695        551            1,246
                             -------    -------    -------     -------    -------    -------   --------     ------         --------
   Total revenues             44,445     50,661     22,483      11,076     53,770     58,628    241,063        551          241,614
                             -------    -------    -------     -------    -------    -------   --------     ------         --------

Expenses:
   Property operating and
     maintenance              10,876      9,900      4,623       4,350     15,258     12,184     57,191                      57,191
   Real estate taxes           3,292      7,767      1,821         755      7,268      4,609     25,512                      25,512
   General & administrative
    and personnel costs,
    net                          290        332        608         256        539        729      2,754      5,246            8,000

                           PRENTISS PROPERTIES TRUST
                            AND PREDECESSOR COMPANY
                      NOTES TO CONSOLIDATED AND COMBINED
                             FINANCIAL STATEMENTS

   Interest expense                                                                                           41,718         41,718
   Amortization of deferred
     financing costs                                                                                             963            963

   Depreciation and
     amortization              7,733      9,300      3,674       2,713       9,762      8,646      41,828                    41,828
                            --------   --------   --------     -------    --------   --------  ----------   --------     ----------
     Total expenses           22,191     27,299     10,726       8,074      32,827     26,168     127,285     47,927        175,212
                            --------   --------   --------     -------    --------   --------  ----------   --------     ----------

Equity in income of joint
 venture and unconsolidated
 subsidiary                      892        795        337       1,636       4,661      1,764      10,085     (2,687)         7,398
                            --------   --------   --------     -------    --------   --------  ----------    -------     ----------


Income before gains on
 sale, minority interest,
 and extraordinary item       23,146     24,157     12,094       4,638      25,604     34,224     123,863    (50,063)        73,800
Gains on sale                             6,162                    (11)      3,613      4,652      14,416                    14,416
Minority interest                                                                                             (7,796)        (7,796)
                            --------   --------   --------     -------    --------   --------  ----------   --------     ----------

Income before
extraordinary item          $ 23,146   $ 30,319   $ 12,094     $ 4,627    $ 29,217   $ 38,876  $  138,279   $(57,859)    $   80,420
                            ========   ========   ========     =======    ========   ========  ==========   ========     ==========


Total assets                $366,002   $353,817   $199,722     $70,460    $413,463   $441,654  $1,845,118   $ 26,027     $1,871,145
                            ========   ========   ========     =======    ========   ========  ==========   ========     ==========

         The Company has not disclosed prior years' segment data on a comparative basis, because management found it impracticable to obtain the comparative data for prior years.

(23) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following scheduled is a summary of the quarterly results of operations for the year ended December 31, 1998 and 1997:


                                                     (amounts in thousands, except per share data)
                                                    FIRST     SECOND     THIRD     FOURTH
                                                   QUARTER    QUARTER   QUARTER   QUARTER     TOTAL
                                                   -------    -------   -------   -------     -----
Year Ended December 31, 1998
Revenue..........................................   $ 51,373  $ 55,449  $ 65,071   $ 69,721  $241,614
Income from Operations...........................     17,119    18,691    19,715     18,275    73,800
Net Income.......................................      9,496    19,051    21,232     21,640    71,419
Net Income per common share-basic................     $ 0.23    $ 0.44    $ 0.50     $ 0.52  $   1.70
Net income per common share-diluted..............     $ 0.23    $ 0.43    $ 0.49     $ 0.51  $   1.68

Year Ended December 31, 1997
Revenue..........................................   $ 22,654  $ 29,778  $ 35,580   $ 43,716  $131,728
Income from Operations...........................      8,379    10,171    11,414     12,454    42,418
Net Income.......................................      7,080     9,147    10,116     10,603    36,946
Net Income per common share-basic................   $   0.35  $   0.38  $   0.38   $   0.37  $   1.48
Net income per common share-diluted..............   $   0.35  $   0.37  $   0.38   $   0.36  $   1.46

                           PRENTISS PROPERTIES TRUST
                            AND PREDECESSOR COMPANY
                      NOTES TO CONSOLIDATED AND COMBINED
                             FINANCIAL STATEMENTS

(24) PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

         Due to the impact of the Properties acquired during 1998, the 1998 historical results of operations are not indicative of future results of operations. The following Pro Forma Condensed Statements of Income for the years ended December 31, 1998 and 1997 are presented as if the 1997 and 1998 Property acquisitions had occurred on January 1, 1997, and therefore include pro forma information. The pro forma information is based upon historical information and does not purport to present what actual results would have been had such transactions, in fact, occurred on January 1, 1997, or to project results for any future period.

                                                                    (in thousands, except per share data)
                                                                       YEAR ENDED           YEAR ENDED
                                                                         DEC. 31,            DEC. 31,
                                                                          1998                 1997
                                                                          ----                 ----
        Total revenues.........................................           $273,774           $268,221
        Property operating and maintenance.....................             63,527             63,500
        Real estate taxes......................................             29,607             27,280
        General and administrative and personnel costs, net....              8,000              6,619
        Interest expense.......................................             58,074             94,588
        Amortization of deferred financing costs...............                963                963
        Depreciation and amortization..........................             47,083             47,083
        Equity in income of joint venture and unconsolidated
          subsidiary...........................................              7,398              5,208
                                                                          --------           --------
        Income before minority interest........................             73,918             33,396
        Minority interest......................................             (7,141)            (4,111)
                                                                          --------           --------
        Net income.............................................             66,777             29,285
        Preferred dividends....................................             (5,655)               (25)
                                                                          --------           --------
        Net income attributable to common shareholders.........             61,122             29,260
                                                                          ========           ========
        Net income per common share -  basic...................           $   1.58           $   1.17
                                                                          ========           ========
        Net income per common share - diluted..................           $   1.57           $   1.16
                                                                          ========           ========

(25)   SUBSEQUENT EVENTS

         In January 1999, the Company reacquired 1.1 million Common Shares from UBS for approximately $30.0 million. The reacquisition of the Common Shares was funded with borrowings under the Company's Line of Credit.

         In January 1999, the Company closed two 10-year non-recourse mortgage loans, totaling $64.0 million. The loans are collateralized by the Company's Corporetum Office Campus and Natomas Corporate Center Properties, have an interest rate of 7.02% per annum and a maturity date of February 1, 2009. Proceeds from the loans along with proceeds from the Company's Line of Credit were used to repay the Company's $120.0 million Bridge Loan in January 1999.

                     REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULE


To the Board of Trustees and Shareholders of Prentiss Properties Trust


Our audits of the consolidated financial statements referred to in our report date February 5, 1999 appearing of page F-2 of the Annual Report of Form 10-K of Prentiss Properties Trust (which report and consolidated financial statements are included in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




PricewaterhouseCoopers LLP


Dallas, Texas
February 5, 1999

                                                                     SCHEDULE 1M

                           PRENTISS PROPERTIES TRUST
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1996
                            (DOLLARS IN THOUSANDS)
                                                                                  INITIAL COST                   COSTS
                                                                          ------------------------------       CAPITALIZED
                                                                                           BUILDINGS AND        SUBSEQUENT
         PROPERTY NAME                 LOCATION          ENCUMBRANCES         LAND          IMPROVEMENTS      TO ACQUISITION
-------------------------------      -------------       ------------      ----------       ------------      --------------
OFFICE PROPERTIES:
Cumberland Office Park               Atlanta, GA        $      13,151      $   10,987       $     13,226      $       19,357
Crescent Centre                      Atlanta, GA               12,000           3,711             21,030                   9
Walnut Glen Tower                    Dallas, TX                35,000           5,400             32,669               3,493
Park West C2                         Dallas, TX                35,718           8,360             29,640               6,238
Bachman East                         Dallas, TX                     -           1,305              8,773                   -
Bachman West                         Dallas, TX                 3,020             831              4,703                   -
Cottonwood Office Center             Dallas, TX                     -           1,735              9,865                   -
Park West E1                         Dallas, TX                12,100           2,857             16,499                   -
Park West E2                         Dallas, TX                 7,900           2,079             11,863                   -
WestPoint Office Building            Dallas, TX                12,610           4,578             13,094                   -
IBM Call Center                      Dallas, TX                                 1,418              6,138                   -
Barton Skyway                        Dallas, TX                                 3,538             14,894                   -
Spyglass Point                       Dallas, TX                                 1,612              2,031                   -
Lakeview Center                      Dallas, TX                                 1,530              3,083                   -
Millennium Center                    Dallas, TX                                   989                822                   -
Highland Court                       Denver, CO                 5,031           1,594              9,035                   -
Panorama Point                       Denver, CO                     -           1,245              7,054                   -
PacifiCare Building                  Denver, CO                12,060           3,043             17,448                 164
Carrara Place                        Denver, CO                                 4,702             26,646
14425 Torrey Chase                   Houston, TX                                  389              2,294
14505 Torrey Chase                   Houston, TX                                  957              5,425
7575 San Felipe                      Houston, TX                                  545              3,090
International Energy Center          Houston, TX                                  854              4,917
Northchase Place                     Houston, TX                                  416              2,458
One Westchase Center                 Houston, TX               25,339           7,876             44,701
Westheimer Central Plaza             Houston, TX                6,060           2,265             12,845
8521 Leesburg Pike                   Northern VA                    -           2,130              5,955               4,563
3130 Fairview Park Drive             Northern VA                    -           3,144             18,572
3141 Fairview Park Drive             Northern VA               12,800           4,006             15,980                 351
4401 Fair Lakes Court                Northern VA                3,200             936              5,248                  44
2411 Dulles Corner Park              Northern VA               16,700           3,971             22,501                 324
2455 Horsepen Road                   Northern VA                    -           2,098             11,888                 170
Calverton Office Park                Northern VA                    -           2,894             25,180                 883
Research Office Center               Northern VA                    -           9,146             35,647                   -
Gateway International                Northern VA                    -           2,747             20,021                 251
7101 Wisconsin Ave.                  Northern VA                    -           5,183             29,368                   -
6600 Rockledge                       Northern VA                    -           3,316             19,112
Willow Oaks I & II                   Northern VA                    -          14,454             61,526
Centerpointe                         Suburban Phila, PA             -             848              4,806                   -
Lake Center                          Suburban Phila, PA        10,150           2,227             12,622                   -
Southpoint                           Suburban Phila, PA        19,991           8,250             37,875                 (49)
Valleybrooke                         Suburban Phila, PA        27,600           5,988             33,930                   -
Woodland Falls                       Suburban Phila, PA        10,200           4,028             22,828                   -
Pencader Courtyards                  Suburban Phila, PA                           796              4,523
Oaklands Corporate Center            Suburban Phila, PA        10,436           5,309             30,136
Creamery Way                         Suburban Phila, PA         3,814           2,122             12,064
Croton Road Corporate Center         Suburban Phila, PA             -           2,865              7,921
Regents Centre                       Phoenix, AZ                    -           3,044              6,974                  52
The Academy                          Los Angeles, CA           17,600           4,661             18,456                 197

                           PRENTISS PROPERTIES TRUST
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1996
                            (DOLLARS IN THOUSANDS)
                                                                          GROSS AMOUNT
                                                                    CARRIED AT CLOSE OF PERIOD
                                                         -------------------------------------------------
                                                           LAND AND         BUILDING AND                         ACCUMULATED
        PROPERTY NAME                  LOCATION          IMPROVEMENTS       IMPROVEMENTS         TOTAL           DEPRECIATION
-------------------------------      -------------       ------------       ------------      ------------      --------------
OFFICE PROPERTIES:
Cumberland Office Park               Atlanta, GA         $     10,986       $     32,584      $     43,570      $        3,970
Crescent Centre                      Atlanta, GA                3,711             21,056            24,767                 922
Walnut Glen Tower                    Dallas, TX                 6,712             34,852            41,564               5,638
Park West C2                         Dallas, TX                 9,696             34,542            44,238               2,702
Bachman East                         Dallas, TX                 1,305              8,773            10,078                 561
Bachman West                         Dallas, TX                   831              4,707             5,538                 130
Cottonwood Office Center             Dallas, TX                 1,735              9,865            11,600                 524
Park West E1                         Dallas, TX                 2,857             16,499            19,356                 903
Park West E2                         Dallas, TX                 2,079             11,863            13,942                 650
WestPoint Office Building            Dallas, TX                 3,756             13,094            16,850                  99
IBM Call Center                      Dallas, TX                 1,418              6,138             7,556                  51
Barton Skyway                        Dallas, TX                 3,538             14,894            18,432
Spyglass Point                       Dallas, TX                 1,612              2,031             3,643
Lakeview Center                      Dallas, TX                 1,530              3,083             4,613
Millennium Center                    Dallas, TX                   989                822             1,811
Highland Court                       Denver, CO                 1,594              9,039            10,633                 238
Panorama Point                       Denver, CO                 1,245              7,114             8,359                 178
PacifiCare Building                  Denver, CO                 3,045             17,680            20,725                 894
Carrara Place                        Denver, CO                 4,702             26,646            31,348                 613
14425 Torrey Chase                   Houston, TX                  389              2,294             2,683                  30
14505 Torrey Chase                   Houston, TX                  957              5,425             6,382                  75
7575 San Felipe                      Houston, TX                  545              3,090             3,635                  43
International Energy Center          Houston, TX                  854              4,917             5,771                  68
Northchase Place                     Houston, TX                  416              2,458             2,874                  33
One Westchase Center                 Houston, TX                7,876             44,701            52,577                 621
Westheimer Central Plaza             Houston, TX                2,265             12,845            15,110                 179
8521 Leesburg Pike                   Northern VA                2,259             10,389            12,648               1,202
3130 Fairview Park Drive             Northern VA                3,144             18,572            21,716
3141 Fairview Park Drive             Northern VA                4,007             16,349            20,356               1,186
4401 Fair Lakes Court                Northern VA                  936              5,394             6,330                 272
2411 Dulles Corner Park              Northern VA                3,973             22,824            26,797               1,122
2455 Horsepen Road                   Northern VA                2,099             12,086            14,185                 607
Calverton Office Park                Northern VA                2,894             26,751            29,645                 889
Research Office Center               Northern VA                9,146             35,647            44,793               1,072
Gateway International                Northern VA                2,747             20,271            23,018                 653
7101 Wisconsin Ave.                  Northern VA                5,183             29,916            35,099                 778
6600 Rockledge                       Northern VA                3,316             19,112            22,428                 242
Willow Oaks I & II                   Northern VA               14,454             61,526            75,980                 590
Centerpointe                         Suburban Phila, PA           839              4,806             5,645                 143
Lake Center                          Suburban Phila, PA         2,227             12,631            14,858                 377
Southpoint                           Suburban Phila, PA         8,250             37,916            46,166               1,126
Valleybrooke                         Suburban Phila, PA         5,988             33,947            39,935               1,009
Woodland Falls                       Suburban Phila, PA         4,028             22,767            26,795                 680
Pencader Courtyards                  Suburban Phila, PA           796              4,523             5,319                  78
Oaklands Corporate Center            Suburban Phila, PA         5,309             30,136            35,445                 262
Creamery Way                         Suburban Phila, PA         2,122             12,064            14,186                 294
Croton Road Corporate Center         Suburban Phila, PA         2,865              7,921            10,786
Regents Centre                       Phoenix, AZ                3,044              7,033            10,077                 253
The Academy                          Los Angeles, CA            4,661             18,653            23,314                 662

                           PRENTISS PROPERTIES TRUST
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1996
                            (DOLLARS IN THOUSANDS)
                                                                                            DEPRECIABLE
                                                           DATE OF           DATE              LIVES
         PROPERTY NAME                 LOCATION          CONSTRUCTION      ACQUIRED           (YEARS)
-------------------------------      -------------       ------------      --------         ------------
OFFICE PROPERTIES:
Cumberland Office Park               Atlanta, GA            1972-1980       1/16/91                  (1)
Crescent Centre                      Atlanta, GA                 1986        4/8/97                  (1)
Walnut Glen Tower                    Dallas, TX                  1985        1/1/94                  (1)
Park West C2                         Dallas, TX                  1989        9/5/95                  (1)
Bachman East                         Dallas, TX                  1986       8/20/96                  (1)
Bachman West                         Dallas, TX                  1986        6/4/97                  (1)
Cottonwood Office Center             Dallas, TX                  1986      10/24/96                  (1)
Park West E1                         Dallas, TX                  1982      10/23/96                  (1)
Park West E2                         Dallas, TX                  1985      10/23/96                  (1)
WestPoint Office Building            Dallas, TX                  1998                                (1)
IBM Call Center                      Dallas, TX                  1998                                (1)
Barton Skyway                        Dallas, TX             1998-1999                                (1)
Spyglass Point                       Dallas, TX             1998-1999                                (1)
Lakeview Center                      Dallas, TX             1998-1999                                (1)
Millennium Center                    Dallas, TX             1998-1999                                (1)
Highland Court                       Denver, CO                  1986      12/12/97                  (1)
Panorama Point                       Denver, CO                  1983      12/30/97                  (1)
PacifiCare Building                  Denver, CO                  1983      12/20/96                  (1)
Carrara Place                        Denver, CO                  1982       1/30/98                  (1)
14425 Torrey Chase                   Houston, TX                 1982       6/12/98                  (1)
14505 Torrey Chase                   Houston, TX                 1982       6/12/98                  (1)
7575 San Felipe                      Houston, TX                 1976       6/12/98                  (1)
International Energy Center          Houston, TX                 1982       6/12/98                  (1)
Northchase Place                     Houston, TX                 1982       6/12/98                  (1)
One Westchase Center                 Houston, TX                 1982       6/12/98                  (1)
Westheimer Central Plaza             Houston, TX                 1982       6/12/98                  (1)
8521 Leesburg Pike                   Northern VA                 1984       8/17/94                  (1)
3130 Fairview Park Drive             Northern VA            1997-1999                                (1)
3141 Fairview Park Drive             Northern VA                 1988       2/22/96                  (1)
4401 Fair Lakes Court                Northern VA                 1988       1/14/97                  (1)
2411 Dulles Corner Park              Northern VA                 1990      12/31/96                  (1)
2455 Horsepen Road                   Northern VA                 1989      12/31/96                  (1)
Calverton Office Park                Northern VA                 1987       8/27/97                  (1)
Research Office Center               Northern VA                 1984        9/9/97                  (1)
Gateway International                Northern VA                 1989       9/15/97                  (1)
7101 Wisconsin Ave.                  Northern VA                 1991      12/30/97                  (1)
6600 Rockledge                       Northern VA                 1981       6/30/98                  (1)
Willow Oaks I & II                   Northern VA            1986-1989       8/18/98                  (1)
Centerpointe                         Suburban Phila, PA          1987      10/22/97                  (1)
Lake Center                          Suburban Phila, PA    1986, 1989      10/22/97                  (1)
Southpoint                           Suburban Phila, PA     1986-1997      10/22/97                  (1)
Valleybrooke                         Suburban Phila, PA     1984-1997      10/22/97                  (1)
Woodland Falls                       Suburban Phila, PA     1985-1989      10/22/97                  (1)
Pencader Courtyards                  Suburban Phila, PA          1990       4/24/98                  (1)
Oaklands Corporate Center            Suburban Phila, PA     1988-1997       8/26/98                  (1)
Creamery Way                         Suburban Phila, PA          1987        1/9/98                  (1)
Croton Road Corporate Center         Suburban Phila, PA     1998-1999                                (1)
Regents Centre                       Phoenix, AZ                 1987       7/31/97                  (1)
The Academy                          Los Angeles, CA             1991       7/31/97                  (1)

                                                                                                                  COSTS
                                                                                      INITIAL COST              CAPITALIZED
                                                                              ----------------------------
                                                                                             BUILDINGS AND       SUBSEQUENT
       PROPERTY NAME                       LOCATION          ENCUMBRANCES         LAND        IMPROVEMENTS     TO ACQUISITION
-------------------------------      --------------------    ------------     ------------    ------------     --------------
World Savings Center                 Oakland, CA                        -            7,714          30,856                 26
Natomas Corp. Center                 Sacramento, CA                51,900           14,261          64,075                487
Carlsbad Pacific Center              San Diego, CA                      -            6,400           9,863                 11
Carlsbad Pacifica                    San Diego, CA                                   1,535           6,233
The Plaza I & II                     San Diego, CA                                   2,817          11,362
The Campus                           San Diego, CA                                   1,197           4,896
Executive Center Del Mar             San Diego, CA                 13,151            3,952          12,063
The Ordway                           Oakland, CA                                    23,322          54,448
One Northwestern Plaza               Suburban Detroit, MI          17,800            4,113          23,335                  1
Seven Mile Crossing                  Suburban Detroit, MI          15,500              102          28,378                283
Corporetum Office Campus             Chicago, IL                   35,000            7,645          42,953                377
1717 Deerfield Road                  Chicago, IL                   14,200            3,237          18,556                  6
O'Hare Plaza II                      Chicago, IL                   11,400            3,861          22,131                 11
1800 Sherman                         Chicago, IL                                     2,503          13,275
701 Warrenville Road                 Chicago, IL                                     1,564           8,863
One O'Hare Centre                    Chicago, IL                   42,250           10,202          57,792
Bannockburn Centre                   Chicago, IL                                     7,925          16,083
Park Central Plaza                   Kansas City, MO                                 3,025          17,174
Other Land Parcels                                                                   4,269           1,071


INDUSTRIAL PROPERTIES:
Metro. Wash., D.C. Industrial        Northern VA                                     5,011          23,673              2,224
Kansas City Industrial               Kansas City, MO               16,400            4,133          18,646              3,354
Dallas industrial                    Dallas, TX                         -            2,787          13,918              2,441
Chicago Industrial                   Chicago, IL                   11,630            7,828          21,894                 72
San Diego Industrial                 San Diego, CA                                   9,403          38,670
Los Angeles Industrial               Los Angeles, CA               31,300           16,725          49,607              1,117
San Francisco Bay Area Industrial    San Francisco, CA                               8,081          18,867
Arizona Industrial                   Phoenix, AZ                                     1,043           4,176
                                                             ============     ============    ============     ==============
                                                                  573,011          333,638       1,420,232             46,457
                                                             ============     ============    ============     ==============

                                                                             GROSS AMOUNT
                                                                      CARRIED AT CLOSE OF PERIOD
                                                             --------------------------------------------
                                                              LAND AND        BUILDING AND                    ACCUMULATED
         PROPERTY NAME                     LOCATION          IMPROVEMENTS     IMPROVEMENTS       TOTAL        DEPRECIATION
-------------------------------      --------------------    ------------     ------------     ----------     ------------
World Savings Center                 Oakland, CA                    7,714           30,856         38,570
Natomas Corp. Center                 Sacramento, CA                14,261           64,075         78,336            2,786
Carlsbad Pacific Center              San Diego, CA                  6,400           10,006         16,406              283
Carlsbad Pacifica                    San Diego, CA                  1,535            6,233          7,768              161
The Plaza I & II                     San Diego, CA                  2,817           11,362         14,179              265
The Campus                           San Diego, CA                  1,197            4,896          6,093              111
Executive Center Del Mar             San Diego, CA                  3,952           12,063         16,015              107
The Ordway                           Oakland, CA                   23,322           54,448         77,770              839
One Northwestern Plaza               Suburban Detroit, MI           4,113           23,336         27,449            1,277
Seven Mile Crossing                  Suburban Detroit, MI             102           28,661         28,763              875
Corporetum Office Campus             Chicago, IL                    7,645           43,349         50,994            1,796
1717 Deerfield Road                  Chicago, IL                    3,237           18,562         21,799              955
O'Hare Plaza II                      Chicago, IL                    3,861           22,150         26,011            1,136
1800 Sherman                         Chicago, IL                    2,503           13,275         15,778              139
701 Warrenville Road                 Chicago, IL                    1,564            8,863         10,427               93
One O'Hare Centre                    Chicago, IL                   10,202           57,792         67,994              483
Bannockburn Centre                   Chicago, IL                    7,925           16,083         24,008
Park Central Plaza                   Kansas City, MO                3,025           17,174         20,199              268
Other Land Parcels                                                  4,999            1,457          6,456


INDUSTRIAL PROPERTIES:
Metro. Wash., D.C. Industrial        Northern VA                    5,080           25,847         30,927            3,437
Kansas City Industrial               Kansas City, MO                4,570           26,955         31,525            5,048
Dallas industrial                    Dallas, TX                     2,942           16,521         19,463            2,148
Chicago Industrial                   Chicago, IL                    7,828           25,105         32,933            1,170
San Diego Industrial                 San Diego, CA                  9,404           38,670         48,074            1,173
Los Angeles Industrial               Los Angeles, CA               16,725           50,731         67,456            3,336
San Francisco Bay Area Industrial    San Francisco, CA              8,081           18,867         26,948              603
Arizona Industrial                   Phoenix, AZ                    1,043            4,176          5,220              126
                                                             ============     ============     ==========     ============
                                                                  336,977        1,473,758      1,810,735           61,231
                                                             ============     ============     ==========     ============

                                                                                                DEPRECIABLE
                                                                DATE OF           DATE            LIVES
              PROPERTY NAME                LOCATION          CONSTRUCTION       ACQUIRED         (YEARS)
-------------------------------      --------------------    ------------     ------------     ----------
World Savings Center                 Oakland, CA                      1985         7/29/97            (1)
Natomas Corp. Center                 Sacramento, CA                   1987          4/2/97            (1)
Carlsbad Pacific Center              San Diego, CA                    1986        11/13/97            (1)
Carlsbad Pacifica                    San Diego, CA               1972-1990          2/4/98            (1)
The Plaza I & II                     San Diego, CA               1972-1990          2/4/98            (1)
The Campus                           San Diego, CA               1972-1990          2/4/98            (1)
Executive Center Del Mar             San Diego, CA               1997-1998                            (1)
The Ordway                           Oakland, CA                      1970         5/21/98            (1)
One Northwestern Plaza               Suburban Detroit, MI             1989        10/23/96            (1)
Seven Mile Crossing                  Suburban Detroit, MI        1988-1990          6/4/97            (1)
Corporetum Office Campus             Chicago, IL                 1984-1987          5/6/97            (1)
1717 Deerfield Road                  Chicago, IL                      1985        12/11/96            (1)
O'Hare Plaza II                      Chicago, IL                      1986        12/13/96            (1)
1800 Sherman                         Chicago, IL                      1986          8/5/98            (1)
701 Warrenville Road                 Chicago, IL                      1988         8/10/98            (1)
One O'Hare Centre                    Chicago, IL                      1986         8/27/98            (1)
Bannockburn Centre                   Chicago, IL                 1998-1999                            (1)
Park Central Plaza                   Kansas City, MO                  1990         5/18/98            (1)
Other Land Parcels                                                 Various         Various            (1)


INDUSTRIAL PROPERTIES:
Metro. Wash., D.C. Industrial        Northern VA                 1974-1990         Various            (1)
Kansas City Industrial               Kansas City, MO             1975-1980         Various            (1)
Dallas industrial                    Dallas, TX                  1970-1988         Various            (1)
Chicago Industrial                   Chicago, IL                 1986-1987         Various            (1)
San Diego Industrial                 San Diego, CA               1972-1990         Various            (1)
Los Angeles Industrial               Los Angeles, CA             1968-1991         Various            (1)
San Francisco Bay Area Industrial    San Francisco, CA           1973-1988         1/13/98            (1)
Arizona Industrial                   Phoenix, AZ                 1972-1990          2/4/98            (1)

__________
(1) Buildings & improvements - 25 to 40 years
(2) The aggregate cost for federal income tax purposes was approximately $1,838,047.

                           PRENTISS PROPERTIES TRUST
                            AND PREDECESSOR COMPANY
                       NOTS TO CONSOLIDATED AND CMBIMED
                             FINANCIAL STATEMENTS



          REAL ESTATE AND ACCUMULATED DEPRECIATION

                            (DOLLARS IN THOUSANDS)

A summary of activity for real estate and accumulated depreciation is as follows:

                                                              1998           1997           1996
                                                              ----           ----           ----
     Real estate:
        Balance at beginning of year.....................   $1,170,992     $  501,035    $ 153,148
           Additions to and improvement of real estate...      735,447        685,690      347,887
          Cost of real estate sold.......................      (95,704)       (15,733)
                                                            ----------     ----------    ---------
          Balance at end of year.........................   $1,810,735     $1,170,992    $ 501,035
                                                            ==========     ==========    =========
     Accumulated depreciation:
          Balance at beginning of year...................       36,143         18,507       11,780
          Depreciation expense...........................       32,864         17,636        6,727
          Accumulated depreciation of real estate sold...       (7,775)
                                                            ----------     ----------    ---------
             Balance at end of year......................   $   61,232     $   36,143    $  18,507
                                                            ==========     ==========    =========

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 PRENTISS PROPERTIES TRUST



                                 By:   /s/ Thomas P. Simon
                                    --------------------------------------------
                                       Thomas P. Simon
                                 Vice President and Principal Accounting Officer
Date:     March 23, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, the s report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               Date                                                     Signature
               ----                                                     ---------
          March 23, 1999                                         /s/ Michael V. Prentiss
                                                     ------------------------------------------------
                                                                   Michael V. Prentiss
                                                                 Chief Executive Officer
                                                            Chairman of the Board and Trustee

          March 23, 1999                                          /s/ Thomas F. August
                                                     ------------------------------------------------
                                                                    Thomas F. August
                                                          President and Chief Operating Officer
                                                                         Trustee

          March 23, 1999                                          /s/ Michael A. Ernst
                                                     ------------------------------------------------
                                                                    Michael A. Ernst
                                                                 Chief Financial Officer

          March 23, 1999                                           /s/ Thomas P. Simon
                                                     ------------------------------------------------
                                                                     Thomas P. Simon
                                                     Vice President and Principal Accounting Officer

          March 23, 1999                                        /s/ Thomas J. Hynes, Jr.
                                                     ------------------------------------------------
                                                                  Thomas J. Hynes, Jr.
                                                                         Trustee

          March 23, 1999                                          /s/ Barry J.C. Parker
                                                     ------------------------------------------------
                                                                    Barry J.C. Parker
                                                                         Trustee

          March 23, 1999                                      /s/ Dr. Leonard M. Riggs, Jr.
                                                     ------------------------------------------------
                                                                Dr. Leonard M. Riggs, Jr.
                                                                         Trustee

          March 23, 1999                                         /s/ Ronald G. Steinhart
                                                     ------------------------------------------------
                                                                   Ronald G. Steinhart
                                                                         Trustee

          March 23, 1999                                         /s/ Lawrence A. Wilson
                                                     ------------------------------------------------
                                                                   Lawrence A. Wilson
                                                                         Trustee