Form 10-K405/A
period 1998-12-31
PRENTISS PROPERTIES TRUST/MD
filed 1999-04-23
CIK 1011699

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

                                     NONE
                               (Title of class)

     Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 23, 1999, was approximately $698,724,421.

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

     This Amendment No. 1 to Form 10-K (the "Form 10-K/A") amends and supplements the annual report on Form 10-K for the fiscal year ended December 31, 1998, filed with the SEC on March 29, 1999 (the "Form 10-K"), of Prentiss Properties Trust (the "Company"). Capitalized terms used herein have the meanings ascribed to such terms in the Form 10-K unless otherwise defined herein.

     Item 7A of the Company's annual report on Form 10-K for the year ended December 31, 1998 is amended to read as follows:

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's primary market risk exposure is to changes in interest rates as a result of its line of credit and long-term debt. At December 31, 1998, the Company had outstanding total indebtedness, including its pro rata share of Joint Venture Debt and construction loans of approximately $877.3 million, or approximately 44.7% of total market capitalization. The Company's interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower its overall borrowing costs. To achieve this objective, the Company manages its exposure to fluctuations in market interest rates for its borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks to mitigate its interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of its variable debt. The Company does not enter into derivative or interest rate transactions for speculative purposes. Approximately 58% of the Company's outstanding debt was subject to fixed rates with a weighted average of 7.29% at December 31, 1998. An additional 13% of the Company's outstanding debt at December 31, 1998 was effectively locked at an interest rate of 7.50% through an interest rate swap agreement for a notional amount of $110.0 million. The Company regularly reviews interest rate exposure on its outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

     In addition to the risk of interest rate fluctuations, the Company was exposed to market risk with respect to a forward stock contract that the Company entered into in February 1998. On February 2, 1998, the Company closed a direct placement of 1,100,000 common shares to an affiliate of Union Bank of Switzerland ("UBS") for a gross consideration of $29.7 million, or $27.00 per share. In a related transaction, the Company entered into a forward stock contract with UBS which provided that during the first year after the closing of the direct placement, the Company would have the right to consummate a share settlement with UBS based on the then market price for the common shares. On January 21, 1999, the Company reacquired all of the 1,100,000 common shares for approximately $30.0 million with proceeds from borrowings under the Company's line of credit. The Company does not have any other material market-sensitive financial instruments.

     The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates including the Company's pro rata share of Joint Venture Debt totaling $77.0 million. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve as of December 31, 1998.

                                                             EXPECTED MATURITY DATE
                                                                 (IN THOUSANDS)
                                   ----------------------------------------------------------------------------------
                                                                                                              FAIR
                                                                                                              ----
                                    1999      2000      2001      2002      2003     THEREAFTER     TOTAL     VALUE
                                    ----      ----      ----      ----      ----     ----------     -----     -----
LIABILITIES
Long-Term Debt:
   Fixed Rate                    $         $         $         $          $63,020     $445,867     $508,887  $508,887
      Average Interest               7.29%    7.29%      7.29%     7.29%     7.29%        7.20%
       Rate
   Variable Rate                  120,000   13,151    135,225   100,000                             368,376   368,376
      Average Interest               6.45%    6.46%      6.47%     6.44%
       Rate

INTEREST RATE DERIVATIVES
Interest Rate Swaps:
   Variable to Fixed             $         $         $         $          $           $110,000     $110,000  $110,000
      Avg. Pay Rate                  6.25%    6.25%      6.25%     6.25%     6.25%        6.25%
      Avg. Receive Rate              5.06%    5.06%      5.06%     5.06%     5.06%        5.06%

     The table incorporates only those exposures that exist as of December 31, 1998 and does not consider exposures or positions which could arise after that date. In addition, because firm commitments are not represented in the table above, the information presented therein has limited predictive value. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the future period, prevailing interest rates, and the Company's hedging strategies at that time. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's financing requirements.



Exhibits
--------

23.1  -- Consent of PricewaterhouseCoopers LLP.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     PRENTISS PROPERTIES TRUST



                                     By: /s/ Thomas P. Simon
                                        ----------------------------------------
                                        Thomas P. Simon
                                        Vice President and Principal
                                        Accounting Officer

Date:  April 23, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Date                                                    Signature
             ----                                                    ---------
       April 23, 1999                        *
                                             ---------------------------------------------------------
                                             Michael V. Prentiss
                                             Chief Executive Officer
                                             Chairman of the Board and Trustee

       April 23, 1999                        /s/ Thomas F. August
                                             ---------------------------------------------------------
                                             Thomas F. August
                                             President and Chief Operating Officer
                                             Trustee

       April 23, 1999                        /s/ Michael A. Ernst
                                             ---------------------------------------------------------
                                             Michael A. Ernst
                                             Chief Financial Officer

       April 23, 1999                        /s/ Thomas P. Simon
                                             ---------------------------------------------------------
                                             Thomas P. Simon
                                             Vice President and Principal Accounting Officer

       April 23, 1999                        *
                                             ---------------------------------------------------------
                                             Thomas J. Hynes, Jr.
                                             Trustee

       April 23, 1999                        *
                                             ---------------------------------------------------------
                                             Barry J.C. Parker
                                             Trustee

       April 23, 1999                        *
                                             ---------------------------------------------------------
                                             Dr. Leonard M. Riggs, Jr.
                                             Trustee

       April 23, 1999                        *
                                             ---------------------------------------------------------
                                             Ronald G. Steinhart
                                             Trustee

       April 23, 1999                        *
                                             ---------------------------------------------------------
                                             Lawrence A. Wilson
                                             Trustee

*  By: /s/ Thomas F. August
       ------------------------------
       Thomas F. August
       Attorney-in-Fact