Form 10-Q
period 1999-03-31
PRENTISS PROPERTIES TRUST/MD
filed 1999-05-13
CIK 1011699

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                   FORM 10-Q



                 Quarterly Report under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


For the Quarter Ended March 31, 1999              Commission File Number 1-14516



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

                         Yes       X              No __
                                 -----

The number of Common Shares of Beneficial Interest, $0.01 par value, outstanding as of May 12, 1999, was 37,898,320 and the number of outstanding Participating Cumulative Redeemable Preferred Shares of Beneficial Interest, Series A, was 3,773,585.

PRENTISS PROPERIES TRUST


                                     INDEX
                                     -----

PART I:   FINANCIAL INFORMATION                                                    PAGE NUMBER
                                                                                   -----------
          Item 1.  Financial Statements

                   Consolidated Balance Sheets of Prentiss Properties
                   Trust at March 31, 1999 (unaudited) and December 31, 1998                4

                   Consolidated Statements of Income of Prentiss Properties
                   Trust for the three month periods ended March 31, 1999
                   and 1998 (unaudited)                                                     5

                   Consolidated Statements of Cash Flows of Prentiss
                   Properties Trust for the three month periods ended March
                   31, 1999 and 1998 (unaudited)                                            6

                   Notes to Consolidated Financial Statements                            7-13

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                  14-23

          Item 3.  Quantitative and Qualitative Disclosures about Market Risk           23-24

PART II:  OTHER INFORMATION

          Item 6.   Exhibits and Reports on Form 8-K                                    25-26

SIGNATURE                                                                                  27

                          FORWARD-LOOKING STATEMENTS

     This Form 10-Q and the documents incorporated by reference herein contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). When used in
this Form    10-Q, words such as "anticipate," "believe," "estimate," "expect,"
"intend," "predict," "project," and similar expressions, as they relate to the Company's management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company. These forward-looking statements are subject to certain risks, uncertainties and assumptions, including, but not limited to, risks, uncertainties and assumptions related to the following:

 .  The geographic concentration of our properties;       .  Conflicts of interest;

 .  The Company's real estate acquisition,                .  Change in our investment, financing and borrowing
   redevelopment, development and construction              policies without shareholder approval;
   activities;
 .  Operating performance of properties;                  .  The Company's dependence on key personnel;

 .  The Company's incurrence of debt;                     .  The Company's third-party property management,
                                                            leasing, development and construction business and
                                                            related services; and

 .  Limited ability of shareholders to effect a change    .  Effect of shares available for future sale on price
   of control;                                              of common shares.

 .  The Company's failure to qualify as a Real Estate
   Investment Trust ("REIT");

     Should on or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected or projected. Such forward-looking statements reflect the Company's current views with respect to future events and are subject to these and other risks, uncertainties and assumptions, relating to the Company's operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. A detailed discussion of risks is included in the Company's Form 10-K, filed on March 29, 1999, under the caption "Risk Factors".



                                    PART I
                             FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                           PRENTISS PROPERTIES TRUST
                          CONSOLIDATED BALANCE SHEETS

                   (dollars in thousands, except share data)

                                                                                  MARCH 31,            DECEMBER 31,
                                                                                    1999                  1998
                                                                            --------------------  --------------------
                                                                                (UNAUDITED)
                                                        ASSETS
Real estate.....................................................                  $1,829,161            $1,810,735
       Less: accumulated depreciation...........................                     (70,678)              (61,232)
                                                                                  ----------            ----------
                                                                                   1,758,483             1,749,503

Deferred charges and other assets, net..........................                      82,652                74,560
Receivables, net................................................                      20,578                20,484
Cash and cash equivalents.......................................                      17,151                 5,523
Escrowed cash...................................................                       3,280                 8,172
Other receivables (affiliates)..................................                       3,687                 2,245
Investments in joint ventures and unconsolidated subsidiary.....                      18,609                10,658
                                                                                  ----------            ----------
     Total assets...............................................                  $1,904,440            $1,871,145
                                                                                  ==========            ==========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
 Debt on real estate............................................                  $  871,777            $  800,263
 Accounts payable and other liabilities.........................                      51,715                62,410
 Distributions payable..........................................                      19,316                17,774
                                                                                  ----------            ----------

      Total liabilities.........................................                     942,808               880,447
                                                                                  ----------            ----------

Minority interest in operating partnership......................                     128,437               128,775
                                                                                  ----------            ----------
Minority interest in real estate partnerships...................                       1,380                 1,345
                                                                                  ----------            ----------
Commitments and contingencies

Shareholders' equity:
 Preferred shares $.01 par value, 20,000,000
  shares authorized, 3,773,585 shares issued and
  outstanding...................................................                     100,000               100,000
 Common shares $.01 par value, 100,000,000 shares
  authorized, 39,955,395 (includes 2,098,800 in treasury)
  and 39,930,288 (includes 998,800 in treasury)
  shares issued and outstanding at March 31, 1999
  and December 31, 1998, respectively...........................                         400                   399
 Additional paid-in capital.....................................                     787,746               787,193
 Distributions in excess of accumulated earnings................                      (3,095)               (3,700)
 Common shares in treasury, at cost, 2,098,800
   and 998,800 at March 31, 1999 and
   December 31, 1998, respectively..............................                     (53,236)              (23,314)
                                                                                  ----------            ----------

   Total shareholders' equity...................................                     831,815               860,578
                                                                                  ----------            ----------
   Total liabilities and shareholders' equity...................                  $1,904,440            $1,871,145
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

                           PRENTISS PROPERTIES TRUST
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                     (in thousands, except per share data)


                                                                                         THREE MONTHS             THREE MONTHS
                                                                                            ENDED                    ENDED
                                                                                        MARCH 31, 1999           MARCH 31, 1998
                                                                                   ------------------------  ----------------------
Revenues:
  Rental income.............................................................                  $70,960                 $49,965
  Mortgage interest.........................................................                        -                     960
  Management fees...........................................................                      169                     262
  Development, leasing, sale and other fees.................................                      263                     186
                                                                                              -------                 -------
      Total revenues........................................................                   71,392                  51,373
                                                                                              -------                 -------

Expenses:
  Property operating and maintenance........................................                   16,080                  11,496
  Real estate taxes.........................................................                    8,586                   5,275
  General and administrative and personnel costs, net.......................                    2,100                   1,872
  Interest expense..........................................................                   13,494                   8,146
  Amortization of deferred financing costs..................................                      249                     196
  Depreciation and amortization.............................................                   12,144                   8,515
                                                                                              -------                 -------
      Total expenses........................................................                   52,653                  35,500
                                                                                              -------                 -------

Equity in income of joint ventures and unconsolidated subsidiary............                    1,142                   1,246
                                                                                              -------                 -------

Income before gains on sale, minority interest, and extraordinary items.....                   19,881                  17,119
Gains on sale...............................................................                       96                   2,555
Minority interest...........................................................                   (2,720)                 (1,270)
                                                                                              -------                 -------

Income before extraordinary items...........................................                   17,257                  18,404
Extraordinary items.........................................................                                           (8,908)
                                                                                              -------                 -------

Net income..................................................................                  $17,257                 $ 9,496
Preferred dividends.........................................................                   (1,509)                 (1,136)
                                                                                              -------                 -------
Net income applicable to common shareholders................................                  $15,748                 $ 8,360
                                                                                              =======                 =======

Net income per common share before extraordinary items - basic..............                  $  0.41                 $  0.47

Extraordinary items.........................................................                        -                   (0.24)
                                                                                              -------                 -------

Net income per common share - basic                                                           $  0.41                 $  0.23
                                                                                              -------                 -------

Weighted average number of common shares outstanding - basic................                   38,101                  36,716
                                                                                              =======                 =======

Net income per common share before
   extraordinary items - diluted............................................                  $  0.41                 $  0.47

Extraordinary items.........................................................                        -                   (0.24)
                                                                                              -------                 -------

Net income per common share - diluted.......................................                  $  0.41                 $  0.23
                                                                                              =======                 =======

Weighted average number of common shares and
   common share equivalents outstanding - diluted...........................                   41,891                  37,105
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

                           PRENTISS PROPERTIES TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                            (dollars in thousands)


                                                                                         THREE MONTHS                THREE MONTHS
                                                                                             ENDED                       ENDED
                                                                                        MARCH 31, 1999              MARCH 31, 1998
                                                                                    -----------------------       ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..............................................................               $  17,257                   $   9,496

  Adjustments to reconcile net income to net cash provided by operating activities:
       Minority interest.....................................................                2,720                       1,270
       Extraordinary items...................................................                    -                       8,908
       Gains on sale.........................................................                  (96)                     (2,555)
       Provision for doubtful accounts.......................................                   20                         495
       Depreciation and amortization.........................................               12,144                       8,515
       Amortization of deferred financing costs..............................                  249                         196
       Equity in income of joint ventures and unconsolidated subsidiary......               (1,142)                     (1,246)
       Non-cash compensation.................................................                   25                          13
  Changes in assets and liabilities:
       Deferred charges and other assets.....................................               (1,108)                       (155)
       Receivables...........................................................                 (114)                     (4,018)
       Escrowed cash.........................................................                1,228                        (775)
       Other receivables (affiliates)........................................               (1,442)                      1,710
       Accounts payable and other liabilities................................              (11,062)                     (4,782)
                                                                                         ---------                   ---------

  Net cash provided by operating activities                                                 18,679                      17,072
                                                                                         ---------                   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase and development of real estate...............................              (21,535)                   (149,877)
       Investment in real estate.............................................               (9,870)                    (26,003)
       Investment in joint ventures..........................................               (8,228)
       Investment in mortgage note receivable................................                                              345
       Proceeds from sale of real estate.....................................                3,207                       8,092
       Distributions received from joint ventures and unconsolidated                         1,356                         362
       subsidiary............................................................
                                                                                         ---------                   ---------
       Net cash used in investing activities.................................              (35,070)                   (167,081)
                                                                                         ---------                   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Net proceeds from sale of common shares...............................                  536                     106,995
       Net proceeds from sale of preferred shares............................                                           25,000
       Purchase of treasury shares...........................................              (26,257)                          -
       Distributions paid to limited partners................................                 (692)                     (1,480)
       Distributions paid to common shareholders.............................              (15,573)                    (13,277)
       Distributions paid to preferred shareholders..........................               (1,509)                        (25)
       Proceeds from debt on real estate.....................................              276,343                     207,091
       Repayments of debt on real estate.....................................             (204,829)                   (171,009)
                                                                                         ---------                   ---------
       Net cash provided by financing activities.............................               28,019                     153,295
                                                                                         ---------                   ---------

       Net change in cash and cash equivalents...............................               11,628                       3,286
       Cash and cash equivalents, beginning of period........................                5,523                       7,075
                                                                                         ---------                   ---------
       Cash and cash equivalents, end of period..............................           $   17,151                   $  10,361
                                                                                         =========                   =========
SUPPLEMENTAL CASH FLOW INFORMATION:
       Cash paid for interest................................................           $   14,406                   $   8,227
                                                                                         =========                   =========

  The accompanying notes are an integral part of these financial statements.

                           PRENTISS PROPERTIES TRUST
                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS


1.   THE ORGANIZATION

     Prentiss Properties Trust is a Maryland Real Estate Investment Trust ("REIT") that acquires, owns, manages, leases, develops and builds office and industrial properties throughout the United States. The Company is self-administered in that it provides its own administrative services, such as accounting, tax and legal, internally through its own employees. The Company is self-managed in that it internally provides all the management and maintenance services that its properties require through its own employees such as property managers, leasing professionals and engineers. The Company operates principally through Prentiss Properties Acquisition Partners, L.P. and its subsidiaries (the "Operating Partnership") and Prentiss Properties Limited, Inc. (the "Manager")(collectively referred to herein as the "Company"). As of March 31, 1999 the Company owned interests in a diversified portfolio of 234 primarily suburban Class A office and suburban industrial properties containing approximately 21.2 million net rentable square feet. The properties consist of 129 office buildings (the "Office Properties") containing approximately 14.1 million net rentable square feet and 105 industrial buildings (the "Industrial Properties" and together with the Office Properties, the "Properties") containing approximately 7.1 million net rentable square feet. The Properties include 11 Properties containing 1.6 million square feet that are in various stages of development or have been recently developed by the Company and are in various stages of lease-up (the "Development Properties"). The Development Properties upon completion will include 1.3 million square feet of office space and 262,000 square feet of industrial space. As of March 31, 1999, the Office Properties and Industrial Properties, exclusive of the Development Properties, were approximately 94% leased to approximately 1,250 tenants and approximately 98% leased to approximately 300 tenants, respectively. In addition to managing the Properties that the Company owns or has ownership interest in, the Company manages approximately 27.1 million net rentable square feet in office, industrial and other properties that are owned by third parties.

     The Properties

     During the three months ended March 31, 1999, the Company acquired a 20% equity interest in Burnett Plaza Associates ("Burnett Plaza"), a joint venture owning one Class A Office Property containing approximately 1.0 million square feet. The Company accounts for its interest in Burnett Plaza using the equity method of accounting; and therefore, the equity investment is included in the Company's Consolidated Balance Sheet in the line item "Investments in Joint Ventures and Unconsolidated Subsidiary." See further discussion of Investments in Joint Ventures and Unconsolidated Subsidiary in Note 6.

     Common Shares Repurchased

     On February 2, 1998, the Company closed a direct placement of 1,100,000 common shares to an affiliate of Union Bank of Switzerland ("UBS") for a gross consideration of $29.7 million, or $27.00 per share. The sales to UBS and its affiliates were exempt from registration under Section 4(2) of the Securities Act. In a related transaction, the Company entered into a forward stock contract with UBS which provided that during the first year after the closing of the direct placement, the Company would have the right to consummate a share settlement with UBS based on the then market price for the common shares. On January 21, 1999, the Company reacquired all of the 1,100,000 common shares for approximately $30.0 million, including $3.7 million of previously escrowed cash and proceeds from borrowings under the Company's line of credit.

2.   BASIS OF PRESENTATION

     The accompanying financial statements are unaudited; however, the financial statements of the Company have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results for the three months ended March 31, 1999 are not necessarily indicative of the results to be obtained for the full fiscal year. These financial statements should be read in conjunction with the December 31, 1998 audited financial statements and notes thereto of the Company, included in its annual report on Form 10-K for the fiscal year ended December 31, 1998.

                           PRENTISS PROPERTIES TRUST
                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS

3.   REAL ESTATE

     On March 30, 1999, the Company sold a 12.6 acre parcel of land in the Chicago, Illinois, area for total proceeds of $3.2 million resulting in a gain on sale of approximately $96,000.

4    DEBT ON REAL ESTATE

     At March 31, 1999, the Company had debt on real estate of $871.8 million, excluding the Company's proportionate share of debt on its 50% and 20% equity investments in the joint ventures owning the Broadmoor Austin Properties (as defined herein) and the Burnett Plaza Property, respectively.

     The Company's mortgage debt transactions for the three months ended March 31, 1999 are summarized in the table below:

                                                                                          (in thousands)
     DEBT ON REAL ESTATE AT DECEMBER 31, 1998.........................                        $ 800,263

     ACTIVITY FOR THE THREE MONTHS ENDING MARCH 31, 1999:
        Property mortgage loans completed.............................                           85,500
        Net borrowings under the line of credit.......................                          105,300
        Construction loan draws.......................................                            1,226
        Mortgage loans repaid.........................................                         (120,000)
        Other activity................................................                             (512)
                                                                                              ---------
     DEBT ON REAL ESTATE AT MARCH 31, 1999............................                        $ 871,777
                                                                                              =========

     During the period, the Company closed three property mortgage loans with two lenders totaling in the aggregate $85.5 million. On January 6, 1999, the Company completed two 10-year non-recourse property mortgage loans with an affiliate of Lehman Brothers. The loans totaling $26.0 million and $38.0 million bear interest at 7.02% per annum and are collateralized by the Company's Corporetum Office Campus and Natomas Corporate Center Properties, respectively. On March 9, 1999, the Company completed a $21.5 million, 10-year non-recourse mortgage loan with John Hancock Mutual Life Insurance Company. The loan bears interest at 7.25% per annum and is collaterallized by the 7101 Wisconsin Avenue Property.

     During the period, the Company had net borrowings under its $300.0 million line of credit (the "Line of Credit") of $105.3 million resulting in an outstanding balance of $227.3 million at March 31, 1999. The Company's Line of Credit bears interest at LIBOR plus 137.5 basis points and matures January 2, 2001.

     On January 4, 1999, the Company repaid a $120.0 million loan with Lehman Brothers. The loan, which was repaid with borrowings under the Company's Line of Credit was collateralized by the Corporetum Office Campus, Natomas Corporate Center, Seven Mile Crossing and The Academy Properties and bore interest at LIBOR plus 125 basis points.

     The Company's debt balance at March 31, 1999, excluding its share of unconsolidated joint venture debt, was $871.8 million. Of this amount, $516.9 million was fixed rate, non-recourse, long-term mortgages. The remaining $354.9 million was floating rate debt, of which $110.0 million was hedged which effectively fixed the interest rate until September 2004. Future scheduled principal repayments of debt on real estate are as follows:

                           PRENTISS PROPERTIES TRUST
                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS

                                                          (in thousands)
          1999.......................................       $  2,141
          2000.......................................         22,622
          2001.......................................        246,423
          2002.......................................        105,042
          2003.......................................         63,963
          Thereafter.................................        431,586
                                                            --------
                                                            $871,777/(A)/

        /(A)/ The amount shown excludes the Company's 50% and 20% share of the mortgage indebtedness which is collateralized by the Broadmoor Austin Properties and the Burnett Plaza Property, respectively.

5.   DISTRIBUTION

     On March 17, 1999, the Company declared a cash distribution for the first quarter of 1999 in the amount of $.40 per share, payable on April 16, 1999 to common shareholders of record on March 31, 1999. Additionally, it was determined that a distribution of $.40 per unit would be made to the partners of the Operating Partnership, and the holders of the Company's Series A Convertible Preferred Shares (the "Series A Convertible Preferred Shares"). The total distributions were paid on April 16, 1999, totaling approximately $17.3 million. In addition, a quarterly distribution equal to an annualized 8.3% of the face amount of the Series B Perpetual Preferred Units (the "Series B Perpetual Preferred Units"), or $2.0 million, was declared on March 31, 1999 and paid on April 1, 1999.

6.   INVESTMENT IN JOINT VENTURES AND UNCONSOLIDATED SUBSIDIARY

     Included in Investments in Joint Ventures and Unconsolidated Subsidiary are the Company's investment in Broadmoor Austin Associates ("Broadmoor Austin"), the Company's investment in the recently acquired Burnett Plaza and the Company's investment in the Manager. The Company accounts for its 50%, 20% and 95% investments in Broadmoor Austin, Burnett Plaza and the Manager, respectively, using the equity method of accounting, and thus reports its share of income and losses based on its ownership interest in the respective entities. At March 31, 1999, the carrying value of the Company's interest in Broadmoor Austin, Burnett Plaza and the Manager totaled $6.4 million, $8.2 million and $4.0 million, respectively. The difference between the carrying value of the Company's interest in Broadmoor Austin and the book value of the underlying equity is being amortized over 40 years.

   The following is summarized financial information for 100% of Broadmoor Austin at March 31, 1999 and December 31, 1998 and for the three months ended March 31, 1999 and 1998:

                                                     MARCH 31, 1999           DEC. 31, 1998
                                                    ---------------           -------------
BALANCE SHEET:                                                   (in thousands)
--------------
   Real estate and deferred charges, net......         $106,929                 $108,013
   Total assets...............................         $121,402                 $123,255
   Mortgage note payable......................         $154,000                 $154,000
   Venturers' deficit.........................         $(33,342)                $(32,915)

                                                      THREE MONTHS           THREE MONTHS
                                                         ENDED                  ENDED
                                                     MARCH 31, 1999           MARCH 31, 1998
                                                     --------------           --------------
                                                                 (in thousands)
INCOME STATEMENT:
-----------------
Rental and other income........................        $4,947                   $  4,879
Interest expense...............................        $2,710                   $  3,358
Depreciation and amortization..................        $1,064                   $  1,064
Extraordinary item.............................        $    -                   $ 12,900
Net income (loss)..............................        $1,002                   $(12,642)

                           PRENTISS PROPERTIES TRUST
                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS

   The Company acquired a 20% equity interest in the joint venture owning the Burnett Plaza Property at the close of the first quarter 1999. The following is summarized financial information for 100% of Burnett Plaza at March 31, 1999:

                                                      MARCH 31, 1999
                                                      --------------
BALANCE SHEET:                                        (in thousands)
--------------
   Real estate and deferred charges, net.......         $84,673
   Total assets................................         $89,837
   Mortgage note payable.......................         $47,000
   Venturers' equity...........................         $41,187

   The following is summarized financial information for 100% of the Manager at March 31, 1999 and December 31, 1998 and for the three months ended March 31, 1999 and 1998:

                                                      MARCH 31, 1999          DEC. 31, 1998
                                                      --------------          ------------
BALANCE SHEET:                                                  (in thousands)
--------------
Total assets...................................         $14,898                 $15,326
Total liabilities..............................         $10,691                 $11,119
Owners' equity.................................         $ 4,207                 $ 4,207

                                                      THREE MONTHS            THREE MONTHS
                                                         ENDED                   ENDED
                                                      MARCH 31, 1999          MARCH 31, 1998
                                                      --------------          -------------
INCOME STATEMENT:                                               (in thousands)
-----------------
Fee income....................................          $4,864                  $7,448
Personnel costs, net..........................          $4,253                  $6,141
Net income....................................          $  641                  $1,117

7.   SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES

     During the three months ended March 31, 1999, the Company declared cash distributions totaling $17.3 million payable to holders of common shares, Operating Partnership units ("Units") and Series A Convertible Preferred Shares. The distributions were paid April 16, 1999. In addition, a distribution totaling $2.0 million was declared in March 1999 payable to holders of the Company's Series B Perpetual Preferred Units. The distribution was paid on April 1, 1999.

     On January 21, 1999, pursuant to provisions of a forward stock contract, the Company reacquired 1,100,000 common shares from UBS. $3.7 million of the proceeds used to reacquire the common shares were previously escrowed funds placed as collateral on the forward stock contract.

8.   IMPACT OF THE YEAR 2000 ISSUE

     The Year 2000 ("Y2K") compliance problem is the result of computer programs designed to use two digit rather than four digit years. Thus, the year 1999 is represented as 99 and the year 2000 would be represented as 00. This could be interpreted as either 1900 or 2000. Systems that have Y2K-related issues, may perceive time to have reverted back 100 years. Systems, equipment and software with exposure to Y2K-related problems exist not only in computerized information systems ("Information Systems") but also in building operating systems such as elevators, alarm systems, energy management systems, phone systems, and numerous other systems and equipment (the "Non-Information Technology Systems") (collectively, the "Systems"). Failure to adequately identify and correct Y2K-related problems could result in a Systems failure or malfunction with potential adverse effects including personal injury, property damage, and disruption of operations. Any or all of these failures could materially and adversely affect the Company's business, financial condition, or results of operations.

     Due to the exposure and potential liabilities inherent in both the Systems used internally by the Company ("Internal Systems") and those Systems used by third parties to conduct business with the Company ("Third-Party Systems"), in September 1997, the Company created the Y2K Committee (the "Y2K Committee") headed by the Vice President of Information Systems and co-chaired by the Vice President of National Property Operations. Due

                           PRENTISS PROPERTIES TRUST
                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS

to the national presence of the Company, the Y2K Committee appointed approximately 85 employees (the "Y2K Coordinators") designated as either Y2K property coordinators or Y2K corporate office coordinators. The purpose of the Y2K Committee was to develop a plan to assess and mitigate the Company's exposure to potential Y2K-related problems (the "Company's Y2K Plan"). In order to implement the Company's Y2K Plan in a timely and uniform manner, during August 1998 the Y2K Committee held classes to educate the Y2K Coordinators on the steps to be taken to implement the Y2K Plan. Due to the risks associated with inadequate assessments and remediations of the Systems, the Company engaged various independent sources to assist in the review of the Company's Y2K Plan, including:

 .  An embedded systems specialist to focus on building Systems
 .  A Big 5 Accounting firm to focus on financial Systems
 .  A legal firm specializing in Y2K issues
 .  Computer Sciences Corporation ("CSC") to perform an overall review

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

CATEGORY                               LOW          HIGH        04/98       01/99       02/99       03/99        04/99
                                   ------------  -----------  ----------  ----------  ----------  ----------  -----------
Non-Information Technology
 Systems                               $400,000     $475,000          7%         71%         14%          7%           1%
Information Systems                      40,000       50,000         20%         70%         10%
Y2K Committee                            60,000       75,000         80%         10%          5%          5%
                                       --------     --------
                    Total              $500,000     $600,000
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

Contingency Plans

     The Company has been developing contingency plans to be implemented as part of its efforts to identify and correct Y2K issues. The Company has substantially completed the contingency plans for assets owned as of March 31, 1999. These contingency plans range from manual overrides, to alternative processes such as building lock downs in the event of a long-term power failure. Fortunately, most buildings currently have contingency plans in place for natural disasters such as earthquakes, floods, ice storms, and the like, which provide a basis for the Y2K contingency plans. These plans may also include short-term use of backup equipment and software, increased work hours for Company personnel or use of contract personnel, and the orderly shut down of the buildings on December 31, 1999 and January 1, 2000 in order to perform tests of critical Systems.

9.   RECENTLY ISSUED ACCOUNTING STANDARDS

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

                          PRENTISS PROPERTIES TRUST
                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS

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

     The table below presents information about net income/loss and segment assets used by the chief operating decision maker of the Company as of and for the three months ended March 31, 1999:

(in thousands)                                                                                              CORPORATE
                                                                                                TOTAL     NOT ALLOCABLE CONSOLIDATED
                            MID-ATLANTIC   MIDWEST  NORTHEAST  SOUTHEAST  SOUTHWEST    WEST     SEGMENTS   TO SEGMENTS      TOTAL
                            ------------   -------  ---------  ---------  ---------  --------  ---------- -------------     -----
Revenues                        $ 14,121  $ 14,166   $  6,369    $ 3,098   $ 16,517  $ 16,935  $   71,206       $    186  $   71,392
                                ========  ========   ========    =======   ========  ========  ==========       ========  =========

Income before extraordinary
    Items                       $  7,527  $  6,680   $  3,158    $   799   $  7,269  $  8,509  $   34,302       $(17,045) $   17,257
                                ========  ========   ========    =======   ========  ========  ==========       ========  ==========

Assets                          $374,703  $355,120   $201,607    $70,641   $425,452  $442,567  $1,870,090       $ 34,350  $1,904,440
                                ========  ========   ========    =======   ========  ========  ==========       ========  ==========

     The Company has not disclosed prior years' segment data on a comparative basis, because management found it impracticable to obtain the comparative data for prior years.

                           PRENTISS PROPERTIES TRUST
                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS

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

Reconciliation of Earnings per Share                   THREE MONTHS                     THREE MONTHS
 Numerator                                                ENDED                            ENDED
                                                      MARCH 31, 1999                   MARCH 31, 1998
                                                      --------------                   --------------
                                                        (in thousands, except per share data)
Net income..........................................        $17,257                         $ 9,496
Preferred dividends.................................         (1,509)                         (1,136)
                                                            -------                         -------
Net income available to common shareholders.........        $15,748                         $ 8,360
                                                            =======                         =======

Reconciliation of Earnings per Share Denominator

Weighted average common shares outstanding..........         38,101                          36,716
                                                            =======                         =======

Basic Earnings per Share............................        $  0.41                         $  0.23
                                                            =======                         =======

Dilutive Effect of Common Share Equivalents

Dilutive options....................................             16                             389
Dilutive preferred shares...........................          3,774                               -
Weighted average common shares outstanding..........         38,101                          36,716
                                                            -------                         -------
Weighted average common shares and common share
  equivalents......................................          41,891                          37,105
                                                            =======                         =======

Diluted Earnings per Share..........................        $  0.41                         $  0.23
                                                            =======                         =======

12.  SUBSEQUENT EVENTS

     On April 16, 1999 the Company closed a $23.5 million, 12-year non-recourse mortgage with Metropolitan Life Insurance Company. The loan has an interest rate of 7.00% and is collateralized by the recently completed 3130 Fairview Park Drive Office Property in the Northern Virginia, area.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

OVERVIEW

     Prentiss Properties Trust is a Maryland Real Estate Investment Trust (the "REIT") that acquires, owns, manages, leases, develops and builds office and industrial properties throughout the United States. The REIT operates principally through Prentiss Properties Acquisition Partners, L.P. and its subsidiaries (the "Operating Partnership") and Prentiss Properties Limited, Inc. (the "Manager" and together with the REIT and the Operating Partnership, the "Company"). The Company is self-administered in that it provides its own administrative services, such as accounting, tax and legal, internally through its own employees. The Company is self-managed in that it internally provides all the management and maintenance services that its properties require through its own employees such as property managers, leasing professionals and engineers.

     At December 31, 1998, the Company owned 233 properties consisting of 128 office and 105 industrial properties containing in the aggregate 21.0 million net rentable square feet. During the three months ended March 31, 1999, the Company acquired a 20% equity interest in Burnett Plaza Associates ("Burnett Plaza"), a joint venture owning one Class A office property containing approximately 1.0 million square feet. Inclusive of the Company's proportionate share of the net rentable square feet of Burnett Plaza, at March 31, 1999, the Company had 234 properties (the "Properties") containing 21.2 million net retable square feet. The Company's Properties include 11 Properties containing
1.6 million square feet that are in various stages of development or have been recently developed by the Company and are in various stages of lease-up.

RESULTS OF OPERATIONS

     The results of operations for the three month periods ended March 31, 1999 and 1998 include the respective operations of the Company. During the period from January 1, 1998 through March 31, 1999, the Company had significant property transactions including 85 Property acquisitions and 29 property dispositions. Consequently, the comparison of the periods provides only limited information regarding the operations of the Company as currently constituted.

Comparison of the Three Months Ended March 31, 1999 to the Three Months Ended March 31, 1998

     General. As a result of the Company's significant property transactions, with respect to the comparison of the results of operations for the three months ended March 31, 1999 to the three months ended March 31, 1998, the following should be considered:

     .    126  Properties that consolidated into the Company's results of operations were owned and fully operational at January 1, 1998 and remained in the Company's portfolio at March 31, 1999;
     .      8  Properties, including the Broadmoor Austin Properties and the recently acquired Burnett Plaza Property, are accounted for using the equity method of accounting;
     .     85  Properties, including Burnett Plaza, were acquired subsequent to
               January 1, 1998 and remained in the Company's portfolio at March
               31, 1999;
     .     29  properties were sold subsequent to January 1, 1998;
     .      1  Property, the World Savings Center Property, the economics of which were owned during the comparative periods, was converted to real estate from a mortgage note receivable in December 1998;
     .      4  Properties that were developed by the Company became operational subsequent to January 1, 1998 and remained in the portfolio at
               March 31, 1999; and
     .     11 Properties were in various stages of development or in various stages of lease-up at March 31, 1999.

     Rental Revenue. Rental revenues increased by $21.0 million, or 42.0%, to $71.0 million from $50.0 million primarily as a result of Properties acquired or development Properties becoming operational subsequent to January 1, 1998, offset by properties that were sold subsequent to January 1, 1998. Rental income for the 126 Properties that were owned and fully operational at January 1, 1998 and remained in the Company's portfolio at March 31, 1999 increased by $652,000, or 1.5%, from $43.3 million for the three months ended March 31, 1998 to $43.9 million for the three months ended March 31, 1999. The increase for such 126 Properties was attributable to the Company's six regions as follows:

     .    20   Properties in the Mid-Atlantic Region increased $685,000, or
               7.2%;
     .    22   Properties in the Midwest Region increased $203,000, or 2.4%;
     .    15   Properties in the Northeast Region increased $221,000, or 4.9%;
     .    10   Properties in the Southeast Region decreased $394,000, or 13.2%;
     .    20   Properties in the Southwest Region decreased $228,000, or 2.3%;
               and
     .    39   Properties in the West Region increased $165,000, or 2.2%.


     Property Operating and Maintenance. Property operating and maintenance increased by $4.6 million, or 39.9%, to $16.1 million from $11.5 million primarily as a result of Properties acquired or development Properties becoming operational subsequent to January 1, 1998, offset by properties that were sold subsequent to January 1998. Property operating and maintenance for the 126 Properties that were owned and fully operational at January 1, 1998 and remained in the Company's portfolio at March 31, 1999 increased by $202,000, or 2.0%, from $10.1 million for the three months ended March 31, 1998 to $10.3 million for the three months ended March 31, 1999. The increase for such 126 Properties was attributable to the Company's six regions as follows:

     .    20   Properties in the Mid-Atlantic Region increased $210,000, or
               9.4%;
     .    22   Properties in the Midwest Region increased $341,000, or 22.8%;
     .    15   Properties in the Northeast Region increased $72,000, or 8.3%;
     .    10   Properties in the Southeast Region decreased $149,000, or 12.9%;
     .    20   Properties in the Southwest Region decreased $53,000, or 2.0%;
               and
     .    39   Properties in the West Region decreased $219,000, or 13.1%.


     Real Estate Taxes. Real estate taxes increased by $3.3 million, or 62.8%, to $8.6 million from $5.3 million primarily as a result of Properties acquired or development Properties becoming operational subsequent to January 1, 1998, offset by properties that were sold subsequent to January 1, 1998. Real estate taxes for the 126 Properties that were owned and fully operational at January 1, 1998, and remained in the Company's portfolio at March 31, 1999 increased by $564,000, or 12.3%, from $4.6 million for the three months ended March 31, 1998, to $5.1 million for the three months ended March 31, 1999. The increase for such 126 Properties was attributable to the Company's six regions as follows:

     .    20   Properties in the Mid-Atlantic Region increased $90,000, or
               11.9%;
     .    22   Properties in the Midwest Region increased $98,000, or 8.0%;
     .    15   Properties in the Northeast Region decreased $1,000, or .3%;
     .    10   Properties in the Southeast Region increased $13,000, or 7.0%;
     .    20   Properties in the Southwest Region increased $379,000, or 27.9%;
               and
     .    39   Properties in the West Region decreased $15,000, or 2.2%.


     Interest Expense. Interest expense increased by $5.3 million, or 65.7%, to $13.5 million from $8.2 million primarily as a result of the increase of the debt on real estate from $420.0 million at January 1, 1998 to $871.8 million at March 31, 1999. The increase in debt on real estate during the period resulted primarily from the significant property transactions occurring between January 1, 1998 and March 31, 1999.

     Depreciation and Amortization. Depreciation and amortization increased by $3.6 million, or 42.6%, to $12.1 million from $8.5 million primarily as a result of Properties acquired or development Properties becoming operational subsequent to January 1, 1998, offset by properties that were sold subsequent to January 1, 1998. Depreciation and amortization for the 126 Properties that were owned and fully operational at January 1, 1998 and remained in the Company's portfolio at March 31, 1999, increased by $635,000, or 9.1%, from $7.0 million for the three months ended March 31, 1998, to $7.6 million for the three months ended March 31, 1999. The increase for such 126 Properties was attributable to the Company's six regions as follows:

     .    20   Properties in the Mid-Atlantic Region increased $115,000, or
               7.1%;
     .    22   Properties in the Midwest Region increased $51,000, or 3.7%;
     .    15   Properties in the Northeast Region increased $84,000, or 11.6%;
     .    10   Properties in the Southeast Region decreased $51,000, or 7.8%;
     .    20   Properties in the Southwest Region increased $229,000, or 15.5%;
               and
     .    39   Properties in the West Region increased $206,000, or 18.4%.


     Equity in Income of Joint Venture and Unconsolidated Subsidiary. Equity in income of joint venture and unconsolidated subsidiary decreased from $1.2 million for the three months ended March 31, 1998 to $1.1 million for the three months ended March 31, 1999. The net decrease was attributable to a decrease of $476,000 in the Company's proportionate share of net income from the Manager, offset by an increase of $372,000 of the Company's proportionate share of the net income, before extraordinary items, of the Broadmoor Austin Properties.

     Gains on Sale. Gains on sale decreased by $2.5 million, to $96,000, from $2.6 million. During the three months ended March 31, 1998, the Company sold 1 Property containing 118,000 square feet. During the three months ended March 31, 1999, the Company sold a 12.6 acre parcel of land in the Chicago, Illinois area. It is the Company's strategy to obtain the maximum value from each of its Properties, which is occasionally achieved through the sale of a property.

     Minority Interest. Minority interest increased by $1.5 million, or 114.2%, from $1.3 million for the three months ended March 31, 1998, to $2.7 million for the three months ended March 31, 1999. The increase was primarily attributable to the issuance by the Operating Partnership of 1,900,000 Series B Perpetual Preferred Units (the "Series B Perpetual Preferred Units") in June 1998, offset by the conversion in February 1998 of 2,432,541 and 113,500 Operating Partnership units ("Units") into common shares. The increase is also attributable to the issuance of Units in conjunction with Property acquisitions subsequent to January 1, 1998.

     Extraordinary Items. During the three months ended March 31, 1998, the Company had extraordinary items totaling $8.9 million, resulting from two significant transactions during 1998, including (i) the Company's recognition of its 50% proportionate share of Broadmoor Austin's $12.9 million, or $6.45 million, of prepayment penalties and unamortized financing during the period; and (ii) the distribution of 113,500 Operating Partnership Units by an affiliate of the Company to certain employees of the Company resulting in a non-cash charge to the Company of $3.1 million. The transactions were recorded net of the minority interest holders' proportionate share of each charge totaling $406,000 and $193,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents were $17.2 million and $10.4 million at March 31, 1999 and March 31, 1998, respectively. The increase in cash and cash equivalents is primarily a result of cash flows provided by operating and financing activities exceeding those used in investing activities. Net cash provided by operating activities was $18.7 million for the three months ended March 31, 1999 compared to $17.1 million for the three months ended March 31, 1998.

     Net cash used in investing activities decreased from $167.1 million for the three months ended March 31, 1998 to $35.1 million for the three months ended March 31, 1999. This decrease is due primarily to a decrease in the acquisition of real estate from 1998 to 1999.

     Net cash provided by financing activities of $28.0 million for the three months ended March 31, 1999 decreased from $153.3 million for the three months ended March 31, 1998. This decrease is primarily attributable to proceeds from securities offerings, mortgage loans and other indebtedness incurred to fund the 1998 acquisitions exceeding the proceeds raised from such sources in 1999.

     As of March 31, 1999, the Company had outstanding total indebtedness, including its pro rata share of joint venture debt and construction loans of approximately $958.2 million, or approximately 51.34% of total market capitalization based on a common share price of $18.75 per common share. At May 10, 1999, the Company had outstanding total indebtedness, including its pro rata share of joint venture debt and construction loans of approximately 972.7 million, or approximately 46.4% of total market capitalization based on a common share price of $23.69 per common share. As of May 10, 1999, the Company had the approximate capacity to borrow up to an additional $150.4 million under its debt limitation policy. The amount of indebtedness that the Company may incur, and the policies with respect thereto, are not limited by the Company's declaration of trust and bylaws, and are solely within the discretion of the Company's board of trustees. Although it is the Company's general policy to limit combined indebtedness plus its pro rata share of joint venture debt and construction loans so that at the time such debt is incurred, it does not exceed 50% of the Company's total market capitalization, the Company views ratios such as interest coverage and fixed charge coverage as more stable and indicative measures of its ability to meet debt obligations. For the three months ended March 31, 1999, the Company's interest coverage (earnings before interest, taxes and depreciation and amortization over interest expense) and fixed charge coverage (earnings before interest, taxes and depreciation and amortization over interest expense and perpetual preferred distributions) totaled 3.15 and 2.79 times, respectively.

     The Company has in place a $300 million unsecured line of credit with a group of 12 banks (the "Line of Credit"). The Line of Credit has an interest rate on borrowings of LIBOR plus 137.5 basis points. The Line of Credit is unsecured and has a term of three years. Additionally, the Company is required to pay an average daily unused commitment fee of 20 basis points per annum if the daily unused portion of the Line of Credit is greater than the related daily balance outstanding. The fee is reduced to 15 basis points per annum if the daily unused portion is less than the daily balance outstanding. The Company had net borrowings from the Line of Credit during the period of $105.3 million and an outstanding balance of $227.3 million at March 31, 1999, resulting in an available balance of $72.7 million.

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

                                                                           SWAP RATE RECEIVED
                                                                          (VARIABLE) AT MARCH
   NOTIONAL AMOUNT     SWAP RATE PAID (FIXED)    EFFECTIVE FIXED RATE           31, 1999              SWAP MATURITY
   ---------------     ----------------------    --------------------      ------------------         -------------
$50 million                    6.253%                   7.628%                   4.937%            September 30, 2004
$60 million                    6.248%                   7.623%                   4.937%            September 30, 2004

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

     The following table sets forth the Company's mortgage debt as of March 31, 1999:

                                             CURRENT
                                             BALANCE                     INTEREST                                     ANNUAL
DESCRIPTION                                  (000S)      AMORTIZATION      RATE                 MATURITY             INTEREST
-----------                                  ------      ------------      ----                 --------             --------
2500 Cumberland Parkway                       14,335     None           6.44%/(10)/     September 10, 2000/(14)/          923
Line of Credit                               227,300     None           6.32%/(11)/     January 2, 2001                14,365
Executive Center Del Mar                      13,267     None           6.59%/(12)/     December 19, 2001/(15)/           874
Burnett Plaza /(1)/                            9,400     None           7.50%           February 1, 2002                  705
Bank Term Facility                           100,000     None           7.63%/(13)/     October 13, 2002                7,630
Bachman West                                   3,009     25 yr          8.63%           December 1, 2003                  260
Northeast Portfolio Loan /(2)/                60,000     None /(7)/     6.80%           December 10, 2003               4,080
One Westchase Center                          25,241     25 yr          7.84%           February 1, 2004                1,979
Crescent Centre                               12,000     None           7.95%           March 1, 2004                     954
Walnut Glen Tower                             35,000     None /(8)/     6.92%           April 1, 2005                   2,422
Highland Court                                 5,009     25 yr          7.27%           April 1, 2006                     364
Westheimer Central Plaza                       6,037     25 yr          8.38%           August 1, 2006                    506
Oaklands Corporate Center /(3)/                1,348     20 yr          8.65%           August 1, 2006                    117
Creamery Way /(3)/                             3,791     20 yr          8.30%           September 19, 2006                315
PPREFI Portfolio Loan /(4)/                  180,100     None           7.58%           February 26, 2007              13,652
Oaklands Corporate Center /(3)/                6,366     25 yr          8.55%           July 1, 2007                      544
Oaklands Corporate Center /(3)/                2,683     25 yr          8.40%           November 1, 2007                  225
Natomas Corporate Center                      37,953     30 yr          7.02%           February 1, 2009                2,664
Corporetum Office Campus                      25,968     30 yr          7.02%           February 1, 2009                1,823
7101 Wisconsin Avenue                         21,500     30 yr          7.25%           April 1, 2009                   1,559
Park West C2 /(5)/                            35,623     30 yr          7.36%           November 10, 2010               2,622
One O'Hare Centre /(5)/                       42,178     30 yr          7.03%           January 10, 2011                2,965
Broadmoor Austin /(6)/                        77,000     None /(9)/     7.04%           April 10, 2011                  5,421
Southpoint (III) /(3)/                         7,873     20 yr          7.75%           April 14, 2014                    610
Other Corporate Debt                           5,196     None           7.40%           Various                           385
                                            --------                   ------                                         -------

Total Financing/Weighted Average Rate       $958,177                    7.09%                                         $67,964
                                            ========                   ======                                         =======

     /(1)/ The Company, through the Operating Partnership, owns a 20% non-controlling partnership interest in the entity that owns the Burnett Plaza Property, which interest is accounted for using the equity method of accounting. The amount shown reflects the Company's proportionate share of the mortgage indebtedness collaterallized by the Property.
     /(2)/   The Northeast Portfolio Loan is collateralized by the following 11
             Properties: Valleybrooke (five Properties), Lake Center (two Properties), certain of the Southpoint Properties (two Properties), and certain of the Woodland Falls Properties (two Properties).
     /(3)/ The mortgage loan is collateralized by certain of the Properties in the respective office Property grouping.
     /(4)/   The PPREFI Portfolio Loan is collateralized by the following 38
             Properties: certain of the Los Angeles Industrial Properties (18 Properties), certain of the Kansas City Industrial Properties (six Properties), certain of the Chicago Industrial Properties (four Properties), Park West E1 and E2 (two Properties), One Northwestern Plaza, 3141 Fairview Park Drive, O'Hare Plaza II, 1717 Deerfield Road, 2411 Dulles Corner Road, 4401 Fair Lakes Court, the WestPoint Office Building and the PacifiCare Building.
     /(5)/ Includes the effect of the settlement cost of $4.3 million on the $49.25 million treasury lock agreement that was terminated on October 6, 1998. The settlement cost related to $35.75 million of the treasury lock is being amortized over the 12-year term of the Park West C2 loan, with the remaining $13.5 million amortized over the 12-year term of the One O'Hare Centre loan.
     /(6)/ The Company, through the Operating Partnership, owns a 50% non-controlling partnership interest in the entity that owns the Broadmoor Austin Properties, which interest is accounted for using the equity method of accounting. The amount shown reflects the Company's proportionate share of the mortgage indebtedness collateralized by the Properties.
     /(7)/ The loan, which was entered into in December 1997, has no principal amortization during the first 24 months of the loan term. Principal and interest are payable for the remaining loan term based on a 25-year amortization.
     /(8)/ The loan, which was entered into in March 1998, has no principal amortization during the first 24 months of the loan term. Principal and interest are payable for the remaining loan term based on a 30-year amortization.
     /(9)/ The loan, which was entered into in March 1998, has no principal amortization during the first 36 months of the loan term. Principal and interest are payable for the remaining loan term based on a 16.25-year amortization.
     /(10)/ Represents a variable rate equal to LIBOR+ 1.50%; on March 31, 1999, LIBOR was equal to 4.94%.
     /(11)/ Represents a variable rate equal to LIBOR+ 1.375%; on March 31, 1999, LIBOR was equal to 4.94%.
     /(12)/ Represents a variable rate equal to LIBOR+ 1.65%; on March 31, 1999, LIBOR was equal to 4.94%.
     /(13)/ Represents the weighted average interest rate for the Interest Rate Swap of $50 million at an effective rate of 7.628% and $50 million of the $60 million Interest Rate Swap at an effective rate of 7.623%.
     /(14)/ The Company has completed an application, which has been approved by the lender, to provide for permanent financing which, upon closing, will extend the maturity of the mortgage debt on the 2500 Cumberland Parkway Property to 2009.
     /(15)/ December 19, 2001 represents a maturity date based on the Company's anticipated execution of its option to extend the term of the loan one year beyond the original maturity date of December 19, 2000.

     The Company's Properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. For the three months ended March 31, 1999, the Company's recurring non-incremental revenue-generating capital expenditures totaled $2.2 million. The Company's recurring non-incremental revenue-generating capital expenditures were attributable to the Company's six regions as follows: (1) Mid-Atlantic-$238,000;
(2) Midwest-$341,000; (3) Northeast-$294,000; (4) Southeast-$29,000; (5)
Southwest-$922,000; and (6) West-$394,000.

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

FUNDS FROM OPERATIONS

     "Funds from Operations" as defined by NAREIT, means net income, computed in accordance with GAAP excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. The Company believes that Funds from Operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. The Company's Funds from Operations is not comparable to Funds from Operations reported by other REITs that do not define that term using the current NAREIT definition. The Company believes that in order to facilitate a clear understanding of its operating results, Funds from Operations should be examined in conjunction with net income as presented in the audited Consolidated Financial Statements of the Company. Funds from Operations does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income as an indication of the Company's performance or to cash flows as a measure of liquidity or ability to make distributions.

(in thousands)                                                   THREE MONTHS ENDED  THREE MONTHS ENDED
                                                                    MARCH 31, 1999      MARCH 31, 1998
                                                                 ------------------  ------------------
FUNDS FROM OPERATIONS
Net income................................................                 $17,257             $ 9,496
Add:
 Real estate depreciation and amortization................                  12,135               8,515
 Real estate depreciation and amortization of
  unconsolidated joint venture............................                     532                 573
 Minority interest/(1)/...................................                   2,686               1,239
 Extraordinary items......................................                                       8,908
Less:
 Gains on sale............................................                     (96)             (2,555)
 Dividend on perpetual preferred..........................                  (1,971)
                                                                           -------
Funds from Operations.....................................                 $30,543             $26,176
                                                                           =======             =======

/(1)/ Represents the minority interest applicable to the common and preferred Unit holders of the Operating Partnership.

     Funds from Operations increased by $4.4 million for the three months ended March 31, 1999 from the three months ended March 31, 1998, as a result of the factors discussed in the analysis of operating results.

IMPACT OF THE YEAR 2000 ISSUE

     The Year 2000 ("Y2K") compliance problem is the result of computer programs designed to use two-digit rather than four digit years. Thus, the year 1999 is represented as 99 and the year 2000 would be represented as 00. This could be interpreted as either 1900 or 2000. Systems that have Y2K-related issues, may perceive time to have reverted back 100 years. Systems, equipment and software with exposure to Y2K-related problems exist not only in computerized Information Systems but also in building operating systems such as elevators, alarm systems, energy management systems, phone systems, and numerous other systems and equipment. Failure to adequately identify and correct Y2K-related problems could result in a Systems failure or malfunction with potential adverse effects including personal injury, property damage, and disruption of operations. Any or all of these failures could materially and adversely affect the Company's business, financial condition, or results of operations.

     Due to the exposure and potential liabilities inherent in both the Systems used internally by the Company and those Systems used by third parties to conduct business with the Company, in September 1997, the Company created the Y2K Committee (the "Y2K Committee") headed by the Vice President of Information Systems and co-chaired by the Vice President of National Property Operations. Due to the national presence of the Company, the Y2K Committee appointed approximately 85 employees (the "Y2K Coordinators") designated as either Y2K property coordinators ("Y2K Property Coordinators") or Y2K corporate office coordinators ("Y2K Corporate Office Coordinators"). The purpose of the Y2K Committee was to develop a plan to assess and mitigate the Company's exposure to potential Y2K-related problems (the "Company's Y2K Plan"). In order to implement the Company's Y2K Plan in a timely and uniform manner, during August 1998 the Y2K Committee held classes to educate the Y2K Coordinators on the steps to be taken to implement the Company's Y2K Plan. Due to the risks associated with inadequate assessment and remediation of the Systems, the Company engaged various independent sources to assist in the review of the Company's Y2K Plan, including:

     .  An embedded systems specialist to focus on building Systems
     .  A Big 5 Accounting firm to focus on financial Systems
     .  A legal firm specializing in Y2K issues
     .  Computer Sciences Corporation ("CSC") to perform an overall review

Additional Internal Review

     During April 1999 the Y2K Committee, in cooperation with the Company's Property Managers, performed internal reviews on each of the Company's buildings. This effort was to further assure that remediation and progress to date is on track by reviewing for full compliance with the Company's Y2K Plan. During the internal reviews, no significant issues were found.

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

     With respect to existing assets, the Company has completed its Y2K inventory and assessment of Internal Systems and has substantially completed the testing phase of the Y2K effort. The results of these tests minimize the doubt as to whether or not the inventoried Internal Systems have any Y2K issues. These findings have enabled the Company to reasonably determine the remaining financial commitment necessary to remedy the Y2K problems for existing Internal Systems.

     In some cases, Systems that demonstrate Y2K-related problems have previously been scheduled for replacement or remediation as a normal course of business irrespective of Y2K-related problems. Alternatively, certain Systems that may have originally been scheduled for replacement after the January 1, 2000 must have their replacements accelerated due to Y2K-related problems.

Information Systems

     The Company has inventoried its Information Systems according to reasonable man standards relative to exposure. The majority of the Company's software is off-the-shelf with a minimum amount of proprietary code. The Company's primary financial software is from CTI Limited, Inc., which runs on an IBM AS/400 server. Assurances from both vendors accompanied by thorough testing, have resulted in a minimal amount of remediation necessary on proprietary modifications made to the software over the years. These modifications have been completed and will be implemented upon final acceptance testing by the users.

     The Company uses a number of personal computers and networks in the course of its operations. Employees use off-the-shelf software such as Microsoft Word, Microsoft Excel and Lotus Notes for productivity purposes. Personal computer hardware is tested using software distributed by the National Software Testing Laboratory. The desktop software applications require software updates that will be distributed Company-wide in the second quarter of 1999. Server operating systems that demonstrate Y2K-related problems are also scheduled to be upgraded by June 30, 1999.

Non-Information Technology Systems

     Non-Information Technology Systems at Properties owned as of March 31, 1999 have been substantially assessed with respect to date-sensitive operating controls in order to quantify the Y2K exposure. Assessments will continue as the Company acquires additional properties. An evaluation of Y2K exposure has been incorporated into the Company's normal acquisition due diligence process. The Company's investment committee formally considers the Y2K status of each investment during the approval process.

     The methodology for assessing and testing building Systems will vary by equipment and is typically dictated by the building type. In 1998 the Company used an outside embedded systems specialist firm to benchmark and review its methodology in representative samples of each building type in the Company's portfolio (i.e., low-rise/industrial, mid-rise office, and high-rise office).

     Although building Systems may be similar from building to building within a given building type, implementations can vary. Therefore, testing for compliance is necessary where possible. Testing is substantially complete for the known building Systems on assets owned as of March 31, 1999. The Company's staff, outside vendors, or a combination of both have performed these tests.

Third-Party Systems

     In addition to the Company's Y2K Plan with respect to Internal Systems, it is also taking proactive steps to determine the impact on the Company of Y2K-related issues with Third-Party Systems.

     The Company has been identifying and contacting critical suppliers, service providers, contractors, and clients to determine the extent to which the Company's operations could be impacted as a result of third parties' failure to remedy their own Y2K-related problems. The Company substantially completed this process for assets owned as of March 31, 1999, which coincides with the timing of the Company's contingency planning milestone. To the extent the Y2K readiness responses of the critical suppliers, service providers, contractors and clients are unsatisfactory, the Company will evaluate the impact of this relationship. Should this relationship prove materially detrimental, the Company will make every effort to change to a critical supplier, service provider, contractor, or client that demonstrates Y2K readiness. The Company is not currently aware of any such situations, but the inability to locate an alternative supplier, service provider, contractor, or client in a timely manner could materially and adversely affect the Company's business, financial condition or results of operations.

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

            CATEGORY                   LOW          HIGH        Q4/98       Q1/99       Q2/99       Q3/99        Q4/99
                                   ------------  -----------  ----------  ----------  ----------  ----------  -----------
Non-Information Technology
 Systems                               $400,000     $475,000      7%          71%         14%          7%          1%
Information Systems                      40,000       50,000     20%          70%         10%
Y2K Committee                            60,000       75,000     80%          10%          5%          5%
                                       --------     --------
                           Total       $500,000     $600,000
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

Contingency Plans

     The Company has been developing contingency plans to be implemented as part of its efforts to identify and correct Y2K issues. The Company has substantially completed the contingency plans for assets owned as of March 31, 1999. These contingency plans range from manual overrides, as described in the aforementioned example, to alternative processes such as building lock-downs in the event of a long-term power failure. Fortunately, most buildings currently have contingency plans in place for natural disasters such as earthquakes, floods, ice storms, and the like, which provide a basis for the Y2K contingency plans. These plans may also include short-term use of backup equipment and software, increased work hours for Company personnel or use of contract personnel, and orderly shut-down of the building on December 31, 1999 and January 1, 2000 in order to perform tests of critical systems.

Disclaimer

     The Company's Y2K readiness program is an ongoing process and the estimates of costs and completion dates for various components of the Company's Y2K readiness program described above are subject to change. The Company's Y2K Plan will also be applied to assets acquired or developed during 1999 and in future years. Additionally, the Company's discussion of its Y2K readiness program contains forward-looking statements that are based on assumptions as to future events. There can be no guarantee as to the outcome of these future events.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's primary market risk exposure is to changes in interest rates as a result of its line of credit and long-term debt. At March 31, 1999, the Company had outstanding total indebtedness, including its pro rata share of joint venture debt and construction loans of approximately $958.2 million, or approximately 51.34% of total market capitalization. The Company's interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower its overall borrowing costs. To achieve this objective, the Company manages its exposure to fluctuations in market interest rates for its borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks to mitigate its interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of its variable debt. The Company does not enter into derivative or interest rate transactions for speculative purposes. Approximately 63% of the Company's outstanding debt was subject to fixed rates with a weighted average interest rate of 7.27% at March 31, 1999. An additional 11% of the Company's outstanding debt at March 31, 1999 was effectively locked at an interest rate of 7.63% through an interest rate swap agreement for a notional amount of $110.0 million. The Company regularly reviews interest rate exposure on its outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

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

     The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations outstanding at March 31, 1999, the table presents principal cash flows and related weighted average interest rates by expected maturity dates including the Company's pro rata share of joint venture debt totaling $86.4 million. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve as of March 31, 1999.

                                                     EXPECTED MATURITY DATE
                                                          (IN THOUSANDS)
                            -------------------------------------------------------------------------------------
                             1999     2000       2001       2002       2003     THEREAFTER    TOTAL    FAIR VALUE
                            ------   -------   --------   --------    -------   ----------   --------  ----------
LIABILITIES
Long-Term Debt:
   Fixed Rate               $2,141   $ 8,287   $  7,706   $ 17,383    $67,118     $500,640   $603,275    $603,275
      Average Interest        7.27%     7.26%      7.26%      7.26%      7.26%        7.18%
       Rate
   Variable Rate                      14,335    240,567    100,000                            354,902     354,902
      Average Interest        6.33%     6.33%      6.34%      6.31%
       Rate

INTEREST RATE DERIVATIVES
Interest Rate Swaps:
   Variable to Fixed       $         $         $          $          $            $110,000   $110,000    $110,000
      Avg. Pay Rate           6.25%     6.25%      6.25%      6.25%      6.25%        6.25%
      Avg. Receive Rate       4.94%     4.94%      4.94%      4.94%      4.94%        4.94%

     The table incorporates only those exposures that exist as of March 31, 1999 and does not consider exposures or positions which could arise after that date. In addition, because firm commitments are not represented in the table above, the information presented therein has limited predictive value. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the future period, prevailing interest rates, and the Company's hedging strategies at that time. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's financing requirements.

                                    PART II
                                    -------
                               OTHER INFORMATION


9)   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     EXHIBIT NO.  DESCRIPTION
     -----------  -----------

        3.1    -- Form of Amended and Restated Declaration of Trust of the
               Registrant (filed as Exhibit 3.1 to the Company's Registration
               Statement of Amendment No. 1 of Form S-11, File No. 333-09863,
               and incorporated by reference herein).
        3.2    -- Bylaws of the Registrant (filed as Exhibit 3.2 to the
               Company's Registration Statement on Amendment No. 1 of Form S-11,
               File No. 333-09863, and incorporated by reference herein).
        3.3    -- Articles Supplementary, dated December 18, 1997, Classifying and Designating a Series of Preferred Shares of Beneficial
               Interest as Series A Cumulative Convertible Redeemable Preferred
               Shares of Beneficial Interest and Fixing Distribution and Other
               Preferences and Rights of Such Shares (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K, filed January 15, 1998,
               SEC File No. 001-14516).
        3.4    -- Articles Supplementary, dated February 17, 1998, Classifying and Designating a Series of Preferred Shares of Beneficial
               Interest as Junior Participating Cumulative Convertible
               Redeemable Preferred Shares of Beneficial Interest, Series B, and
               Fixing Distribution and Other Preferences and Rights of Such
               Shares (filed as an Exhibit to the Company's Registration
               Statement on Form 8-A filed on February 17, 1998, SEC File
               No.000-23813).
        3.5    -- Articles Supplementary, dated June 25, 1998, Classifying and
               Designating a Series of Preferred Shares of Beneficial Interest
               as Series B Cumulative Redeemable Perpetual Preferred Shares of
               Beneficial Interest and Fixing Distribution and Other Preferences
               and Rights of Such Shares (filed as an exhibit to the Company's
               Form 10-Q filed on August 12, 1998)
        4.1    -- Form of Common Share Certificate (filed as Exhibit 4.1 to the
               Company's Registration Statement on Amendment No. 1 of Form S-
               11, File No. 333-09863, and incorporated by reference herein).
        4.2    -- Rights Agreement, dated February 6, 1998, between the Company and First Chicago Trust Company of New York, as Rights Agent
               (filed as an Exhibit 4.1 to the Company's Registration Statement
               on Form 8-A filed on February 17, 1998, File No. 000-23813).
        4.3    -- Form of Rights Certificate (included as Exhibit A to the
               Rights Agreement (Exhibit 4.2)).
        4.4    -- Form of Series A Preferred Share Certificate (filed as Exhibit
               4.2 to the Company's Registration Statement on Form S-3, file no.
               333-65793, filed on October 16, 1998)
       27.1*   -- Financial Data Schedule.
       -----   ---------------------------

     * Filed herewith.

(b)  Reports on Form 8-K

          On January 25, 1999, the Company filed with the SEC Amendment No. 2 which amends the Current Report on Form 8-K filed with the SEC on October 9, 1998 and amended by Amendment No. 1 filed with the SEC on December 24, 1998. The Current Report relates to the acquisition of a single Class A suburban office Property in the Oakland, California, area (the "Ordway Property") and two Class A office Properties in the suburban Washington, D.C., area (the "Willow Oaks Properties"). Such report also contains updated Risk Factors of the Company.

          On February 16, 1999, the Company filed with the SEC a Current Report on Form 8-K relating to the acquisitions in 1998 of a single Class A office Property in the Chicago, Illinois, area (the "One O'Hare Centre Property") and seven Class A office Properties in the Houston, Texas, area (the "Fidinam Office Portfolio"). Such report also included information with respect to the acquisition in 1997 of four Class A office Properties in the suburban Washington, D.C., area (the "Calverton Office Park Properties" and the "7101 Wisconsin Avenue Property").

                                   SIGNATURE
                                   ---------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           PRENTISS PROPERTIES TRUST



Date:  May 12, 1999        By: /s/ Thomas P. Simon
                           ------------------------------------------------
                               Thomas P. Simon Senior Vice President and
                                  Chief Accounting Officer
                               (Principal Accounting Officer and Duly
                               Authorized Officer of the Company)