Form 10-Q
period 1999-06-30
PRENTISS PROPERTIES TRUST/MD
filed 1999-08-12
CIK 1011699

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                   FORM 10-Q




                 Quarterly Report under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934



For the Quarter Ended June 30, 1999             Commission File Number  1-14516


                           PRENTISS PROPERTIES TRUST
            (Exact Name of Registrant as Specified in its Charter)




           Maryland                                              75-2661588
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)



         3890 West Northwest Highway, Suite 400, Dallas, Texas  75220
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

The number of Common Shares of Beneficial Interest, $0.01 par value, outstanding as of August 10, 1999, was 37,898,320 and the number of outstanding Participating Cumulative Redeemable Preferred Shares of Beneficial Interest, Series A, was 3,773,585.

PRENTISS PROPERIES TRUST


                                     INDEX
                                     -----

Part I:  FINANCIAL INFORMATION                                       Page Number
                                                                     -----------
         Item 1.  Financial Statements

                  Consolidated Balance Sheets of Prentiss
                  Properties Trust at June 30, 1999 (unaudited)
                  and December 31, 1998                                   4

                  Consolidated Statements of Income of Prentiss
                  Properties Trust for the three month periods and
                  the six month periods ended June 30, 1999
                  and 1998 (unaudited)                                    5

                  Consolidated Statements of Cash Flows of Prentiss Properties Trust for the six month periods ended
                  June 30, 1999 and 1998 (unaudited)                      6

                  Notes to Consolidated Financial Statements           7-13

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of  Operations                14-25

         Item 3.  Quantitative and Qualitative Disclosures about
                  Market Risk                                         25-26

Part II: OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders    26
         Item 5.  Other Information                                      27
         Item 6.  Exhibits and Reports on Form 8-K                    27-28

SIGNATURE                                                                29

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



                                    PART I
                             FINANCIAL INFORMATION

Item 1.  Financial Statements

                           PRENTISS PROPERTIES TRUST
                          CONSOLIDATED BALANCE SHEETS

                   (dollars in thousands, except share data)

                                                                                  June 30,            December 31,
                                                                                    1999                  1998
                                                                            --------------------  --------------------
                                                                                (Unaudited)
                                                        ASSETS
Real estate.....................................................                     $1,840,539            $1,810,735
   Less: accumulated depreciation...............................                        (80,032)              (61,232)
                                                                                     ----------            ----------
                                                                                      1,760,507             1,749,503

Deferred charges and other assets, net..........................                         89,597                74,560
Receivables, net................................................                         23,672                20,484
Cash and cash equivalents.......................................                         11,750                 5,523
Escrowed cash...................................................                          5,499                 8,172
Other receivables (affiliates)..................................                          4,215                 2,245
Investments in joint ventures and unconsolidated subsidiary.....                         19,936                10,658
                                                                                     ----------            ----------
 Total assets...................................................                     $1,915,176            $1,871,145
                                                                                     ==========            ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
 Debt on real estate............................................                     $  883,576            $  800,263
 Accounts payable and other liabilities.........................                         50,187                62,410
 Distributions payable..........................................                         21,065                17,774
                                                                                     ----------            ----------

    Total liabilities...........................................                        954,828               880,447
                                                                                     ----------            ----------

Minority interest in operating partnership......................                        127,556               128,775
                                                                                     ----------            ----------
Minority interest in real estate partnerships...................                          1,419                 1,345
                                                                                     ----------            ----------

Commitments and contingencies

Shareholders' equity:
     Preferred shares $.01 par value, 20,000,000
     shares authorized, 3,773,585 shares issued and
     outstanding................................................                        100,000               100,000
     Common shares $.01 par value, 100,000,000 shares
     authorized, 40,028,649 (includes 2,098,800 in treasury)
     and 39,930,288 (includes 998,800 in treasury)
     shares issued and outstanding at June 30, 1999
     and December 31, 1998, respectively........................                            400                   399
 Additional paid-in capital.....................................                        789,247               787,193
 Distributions in excess of accumulated earnings................                         (5,038)               (3,700)
 Common shares in treasury, at cost, 2,098,800
   and 998,800 at June 30, 1999 and
   December 31, 1998, respectively..............................                        (53,236)              (23,314)
                                                                                     ----------            ----------
   Total shareholders' equity...................................                        831,373               860,578
                                                                                     ----------            ----------
   Total liabilities and shareholders' equity...................                     $1,915,176            $1,871,145
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

                           PRENTISS PROPERTIES TRUST
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                     (in thousands, except per share data)

                                                                    Three Months    Three Months     Six Months      Six Months
                                                                       Ended           Ended           Ended           Ended
                                                                   June 30, 1999   June 30, 1998   June 30, 1999   June 30, 1998
                                                                   --------------  --------------  --------------  --------------
Revenues:
 Rental income.................................................          $73,100         $53,974        $144,060        $103,939
 Mortgage interest.............................................                -             960               -           1,920
 Management and other fees, net................................              793             515           1,195             963
                                                                         -------         -------        --------        --------
  Total revenues...............................................           73,893          55,449         145,255         106,822
                                                                         -------         -------        --------        --------
Expenses:
 Property operating and maintenance............................           16,738          12,085          32,819          23,581
 Real estate taxes.............................................            8,831           5,993          17,417          11,268
 General and administrative and personnel costs, net...........            2,339           2,007           4,410           3,879
 Interest expense..............................................           14,595           8,533          28,088          16,679
 Amortization of deferred financing costs......................              270             200             519             396
 Depreciation and amortization.................................           13,340           9,644          25,484          18,159
                                                                         -------         -------        --------        --------
  Total expenses...............................................           56,113          38,462         108,737          73,962
                                                                         -------         -------        --------        --------


Equity in income of joint ventures and unconsolidated
 subsidiary....................................................            1,102           1,704           2,244           2,950
                                                                         -------         -------        --------        --------
Income before gains on sale, minority interests, and
 extraordinary items...........................................           18,882          18,691          38,762          35,810
Gains on sale..................................................              193           1,269             289           3,824
Minority interests.............................................           (2,674)           (909)         (5,395)         (2,179)
                                                                         -------         -------        --------        --------

Income before extraordinary items..............................           16,401          19,051          33,656          37,455
Extraordinary items............................................                -               -               -          (8,908)
                                                                         -------         -------        --------        --------
Net income.....................................................           16,401          19,051          33,656          28,547
Preferred dividends............................................           (1,660)         (1,505)         (3,170)         (2,641)
                                                                         -------         -------        --------        --------
Net income applicable to common shareholders...................          $14,741         $17,546        $ 30,486        $ 25,906
                                                                         =======         =======        ========        ========
Net income per common share before extraordinary items - basic.
Extraordinary items............................................          $  0.39         $  0.44        $   0.80        $   0.91
                                                                         -------         -------        --------        --------
                                                                               -               -               -           (0.23)
                                                                         -------         -------        --------        --------
Net income per common share - basic............................          $  0.39         $  0.44        $   0.80        $   0.68
                                                                         -------         -------        --------        --------

Weighted average number of common shares outstanding - basic...           37,889          39,873          37,994          38,340
                                                                         =======         =======        ========        ========

Net income per common share before
   extraordinary items - diluted...............................          $  0.39         $  0.43        $   0.80        $   0.89
Extraordinary items............................................                -               -               -           (0.21)
                                                                         -------         -------        --------        --------
Net income per common share - diluted..........................          $  0.39         $  0.43        $   0.80        $   0.68
                                                                         =======         =======        ========        ========
Weighted average number of common shares and
 common share equivalents outstanding - diluted................           38,019          43,936          38,070          41,992
                                                                         =======         =======        ========        ========




   The accompanying notes are an integral part of these financial statements.

                           PRENTISS PROPERTIES TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (dollars in thousands)


                                                                                             Six Months       Six Months
                                                                                                Ended            Ended
                                                                                            June 30, 1999     June 30, 1998
                                                                                            -------------     -------------
Cash Flows from Operating Activities:
   Net income..................................................................                $  33,656         $  28,547

   Adjustments to reconcile net income to net cash provided by operating activities:
       Minority interests......................................................                    5,395             2,179
       Extraordinary items.....................................................                        -             8,908
       Gains on sale...........................................................                     (289)           (3,824)
       Provision for doubtful accounts.........................................                      382               427
       Depreciation and amortization...........................................                   25,484            18,159
       Amortization of deferred financing costs................................                      519               396
       Equity in income of joint ventures and unconsolidated subsidiary........                   (2,244)           (2,950)
       Non-cash compensation...................................................                       50                50
   Changes in assets and liabilities:
       Deferred charges and other assets.......................................                      141               670
       Receivables.............................................................                   (3,570)           (6,778)
       Escrowed cash...........................................................                     (991)           (4,403)
       Other receivables (affiliates)..........................................                   (1,970)            7,276
       Accounts payable and other liabilities..................................                  (12,590)            6,561
                                                                                               ---------         ---------

   Net cash provided by operating activities...................................                   43,973            55,218
                                                                                               ---------         ---------
Cash Flows from Investing Activities:
   Purchase and development of real estate.....................................                  (40,610)         (375,830)
   Investment in real estate...................................................                  (22,254)          (20,949)
   Investment in joint ventures................................................                   (9,757)                -
   Investment in mortgage note receivable......................................                        -                85
   Proceeds from sale of real estate...........................................                   11,095            12,905
   Distributions received from joint ventures and unconsolidated subsidiary....                    2,596             4,543
                                                                                               ---------         ---------
   Net cash used in investing activities.......................................                  (58,930)         (379,246)
                                                                                               ---------         ---------
Cash Flows from Financing Activities:
   Net proceeds from sale of common shares.....................................                    1,217           106,412
   Net proceeds from sale of preferred shares..................................                        -            25,000
   Net proceeds from sale of preferred units...................................                        -            95,000
   Purchase of treasury shares.................................................                  (26,257)                -
   Distributions paid to limited partners......................................                   (1,383)           (2,050)
   Distributions paid to common shareholders...................................                  (30,716)          (29,222)
   Distributions paid to preferred shareholders................................                   (3,019)           (1,161)
   Distributions paid to preferred unitholders.................................                   (1,971)                -
   Proceeds from debt on real estate...........................................                  333,826           411,097
   Repayments of debt on real estate...........................................                 (250,513)         (276,776)
                                                                                               ---------         ---------
   Net cash provided by financing activities...................................                   21,184           328,300
                                                                                               ---------         ---------

   Net change in cash and cash equivalents.....................................                    6,227             4,272
   Cash and cash equivalents, beginning of period..............................                    5,523             7,075
                                                                                               ---------         ---------
   Cash and cash equivalents, end of period....................................                $  11,750         $  11,347
                                                                                               =========         =========
Supplemental Cash Flow Information:
   Cash paid for interest......................................................                $  29,854         $  17,523
                                                                                               =========         =========



   The accompanying notes are an integral part of these financial statements.

                           PRENTISS PROPERTIES TRUST
                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS


1.   The Organization

     Prentiss Properties Trust is a Maryland Real Estate Investment Trust ("REIT") that acquires, owns, manages, leases, develops and builds office and industrial properties throughout the United States. The Company is self-administered in that it provides its own administrative services, such as accounting, tax and legal, internally through its own employees. The Company is self-managed in that it internally provides all the management and maintenance services that its properties require through its own employees such as property managers, leasing professionals and engineers. The Company operates principally through Prentiss Properties Acquisition Partners, L.P. and its subsidiaries (the "Operating Partnership") and Prentiss Properties Limited, Inc. (the "Manager") (collectively referred to herein as the "Company"). As of June 30, 1999 the Company owned interests in a diversified portfolio of 234 primarily suburban Class A office and suburban industrial properties containing approximately 21.0 million net rentable square feet. The properties consist of 131 office buildings (the "Office Properties") containing approximately 14.1 million net rentable square feet and 103 industrial buildings (the "Industrial Properties" and together with the Office Properties, the "Properties") containing approximately
6.9 million net rentable square feet. The Properties include 12 Properties containing 1.5 million square feet that are in various stages of development or have been recently developed by the Company and are in various stages of lease-up (the "Development Properties"). The Development Properties, upon completion, will include 1.2 million square feet of office space and 262,000 square feet of industrial space. As of June 30, 1999, the Office Properties and Industrial Properties, exclusive of the Development Properties, were approximately 95% leased to approximately 1,212 tenants and approximately 96% leased to approximately 309 tenants, respectively. In addition to managing the Properties that the Company owns or has ownership interests in, the Company manages approximately 25.4 million net rentable square feet in office, industrial and other properties that are owned by third parties.

     The Long-Term Incentive Program

     Effective June 30, 1999, the Company loaned $4.2 million to various key employees as part of the Company's long-term incentive plan to retain such employees. The loans are full recourse notes which accrue interest quarterly at a fixed rate of 7% and have terms of five years. Interest payments are due quarterly. The loan balances are to be forgiven, contingent upon each key employees' continued service to the Company, in the following manner: one-third of the principal balances will be forgiven at the end of the third year of the loan term, one-third will be forgiven at the end of the fourth year of the loan term, and the remaining principal balances will be forgiven at the end of the fifth year of the loan term. The effect of the loans is reflected in the Company's cash and receivables balances, respectively, as of June 30, 1999.

2.   Basis of Presentation

     The accompanying financial statements are unaudited; however, the financial statements of the Company have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results to be obtained for the full fiscal year. These financial statements should be read in conjunction with the December 31, 1998 audited financial statements and notes thereto of the Company, included in its annual report on Form 10-K for the fiscal year ended December 31, 1998.

3.   Real Estate


     During the three months ended June 30, 1999, the Company sold two industrial properties containing 228,000 square feet. The two properties, located in the Los Angeles area, sold for proceeds of $8.6 million, resulting in a gain on sale of approximately $193,000. The Company transitioned the 3130 Fairview Park Drive Property, which contains 183,000 square feet, to operations during the second quarter. Additionally, the Company began development of an office project containing 53,000 square feet on the recently acquired Oaklands 21 and 27 land parcels ("Oaklands 21 and 27") in Suburban Philadelphia, Pennsylvania. In connection with the second quarter acquisition, the Company paid $1.2 million for a 60% equity interest in Oaklands 21 and 27.

4.   Debt on Real Estate

     At June 30, 1999, the Company had debt on real estate of $883.6 million, excluding the Company's proportionate share of debt on its 50% and 20% equity investments in the joint ventures owning the Broadmoor Austin Properties (as defined herein) and the Burnett Plaza Property, respectively.

                           PRENTISS PROPERTIES TRUST
                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS


     The Company's mortgage debt transactions for the three months ended June 30, 1999 are summarized in the table below:

                                                                  (in thousands)
Debt on real estate at March 31, 1999............................    $871,777

Activity for the three months ending June 30, 1999:
 Property mortgage loans completed...............................      38,000
 Net payments under the line of credit...........................     (11,200)
 Construction loan draws.........................................         183
 Construction loan repaid........................................     (14,500)
 Other repayments of principal...................................        (684)
                                                                     --------
Debt on real estate at June 30, 1999.............................    $883,576
                                                                     ========

     On April 16, 1999 the Company closed a $23.5 million, 12-year non-recourse mortgage with Metropolitan Life Insurance Company. The loan has an interest rate of 7.00% and is collateralized by the recently completed 3130 Fairview Park Drive Office Property in the Northern Virginia area.

     On May 21, 1999, the Company closed a $14.5 million 10-year non-recourse mortgage with an affiliate of Dresdner Bank. The loan has an interest rate of 7.46% and is collateralized by the recently completed 2500 Cumberland Parkway Property in Atlanta, Georgia.

     During the period, the Company made net payments against its $300.0 million line of credit (the "Line of Credit") of $11.2 million resulting in an outstanding balance of $216.1 million at June 30, 1999. The Company's Line of Credit bears interest at LIBOR plus 137.5 basis points and matures on January 2, 2001. At June 30, 1999, LIBOR was equal to 5.24%.

     The Company's debt balance at June 30, 1999, excluding its share of unconsolidated joint ventures debt, was $883.6 million. Of this amount, $554.2 million is fixed rate, non-recourse, long-term mortgages. The remaining $329.4 million is floating rate debt, of which $50.0 million is hedged until June 2003 and $110.0 million is hedged until September 2004. Future scheduled principal repayments of debt on real estate are as follows:

                                                             (in thousands)
        1999...............................................     $  1,570
        2000...............................................        8,535
        2001...............................................      235,540
        2002...............................................      105,528
        2003...............................................       64,470
        Thereafter.........................................      467,933
                                                                --------
                                                                $883,576
                                                                ========

5.   Distribution

     On June 16, 1999, the Company declared a cash distribution for the second quarter of 1999 in the amount of $.44 per share, payable on July 16, 1999 to common shareholders of record on June 30, 1999. Additionally, it was determined that a distribution of $.44 per unit would be made to the partners of the Operating Partnership, and the holders of the Company's Series A Convertible Preferred Shares (the "Series A Convertible Preferred Shares"). The total distributions were paid on July 16, 1999, totaling approximately $19.1 million. In addition, a quarterly distribution equal to an annualized 8.3% of the face amount of the Series B Perpetual Preferred Units (the "Series B Perpetual Preferred Units"), or $2.0 million, was declared on June 30, 1999 and paid on July 1, 1999.

                           PRENTISS PROPERTIES TRUST
                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS


6.   Investment in Joint Ventures and Unconsolidated Subsidiary


     Included in Investments in Joint Ventures and Unconsolidated Subsidiary are the Company's investment in Broadmoor Austin Associates ("Broadmoor Austin"), the Company's investment in the recently acquired Oaklands 21 and 27, the Company's investment in the Burnett Plaza and the Company's investment in the Manager. The Company accounts for its 50%, 60%, 20% and 95% investments in Broadmoor Austin, Oaklands 21 and 27, Burnett Plaza and the Manager, respectively, using the equity method of accounting, and thus reports its share of income and losses based on its ownership interest in the respective entities. At June 30, 1999, the carrying value of the Company's interest in Broadmoor Austin, Oaklands 21 and 27, Burnett Plaza and the Manager totaled $6.2 million, $1.2 million, $8.6 million and $3.9 million, respectively. The difference between the carrying value of the Company's interest in Broadmoor Austin and the book value of the underlying equity is being amortized over 40 years.

     The following is summarized financial information for 100% of Broadmoor Austin at June 30, 1999 and December 31, 1998 and for the three and six months ended June 30, 1999 and 1998:

                                               June 30, 1999   Dec. 31, 1998
                                               -------------   -------------
Balance sheet:                                         (in thousands)
--------------
Real estate and deferred charges, net.........    $105,845          $108,013
Total assets..................................    $120,985          $123,255
Mortgage note payable.........................    $154,000          $154,000
Venturers' deficit............................    $(33,729)         $(32,915)


                                             Three Months Ended  Three Months Ended  Six Months Ended  Six Months Ended
                                                 June 30, 1999      June 30, 1998      June 30, 1999      June 30, 1998
                                             ------------------   -----------------  ----------------  -----------------
Income statement:
----------------
Rental and other income........................   $  4,948              $5,017            $9,895          $  9,896
Interest expense...............................   $  2,741              $2,711            $5,451          $  6,069
Depreciation and amortization..................   $  1,084              $1,082            $2,168          $  2,166
Extraordinary item.............................                                                           $ 12,900
Net income (loss)..............................   $    973              $1,080            $1,976          $(11,562)

   The Company acquired a 20% equity interest in the joint venture owning the Burnett Plaza Property on March 25, 1999. The following is summarized financial information for 100% of Burnett Plaza at June 30, 1999 and for the period subsequent to acquisition by the Company through June 30, 1999:


                                               June 30, 1999
                                              ---------------
Balance sheet:                                 (in thousands)
--------------
Real estate and deferred charges, net..........   $86,315
Total assets...................................   $91,366
Mortgage note payable..........................   $47,000
Venturers' equity..............................   $42,823


                                               Period Ended
                                               June 30, 1999
                                              ---------------
Income statement:                              (in thousands)
-----------------
Rental and other income........................   $ 3,295
Interest expense...............................   $   948
Depreciation and amortization..................   $   507
Extraordinary item.............................
Net income (loss)..............................   $   275

                           PRENTISS PROPERTIES TRUST
                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS


The following is summarized financial information for 100% of the Manager at June 30, 1999 and December 31, 1998 and for the three and six months ended June 30, 1999 and 1998:

                                                    June 30, 1999       Dec. 31, 1998
                                                 -------------------  ------------------
Balance sheet:                                               (in thousands)
--------------
Total assets...................................              $15,396             $15,326
Total liabilities..............................              $11,189             $11,119
Owners' equity.................................              $ 4,207             $ 4,207

                                                 Three Months Ended   Three Months Ended   Six Months Ended    Six Months Ended
                                                    June 30, 1999       June 30, 1998       June 30, 1999       June 30, 1998
                                                 -------------------  ------------------  ------------------  ------------------
Income statement:                                                                (in thousands)
-----------------------------------------------
Fee income.....................................               $5,577              $7,448             $10,441             $14,849
General and administrative and personnel
 costs, net....................................               $4,899              $6,141             $ 9,154             $12,675
Net income.....................................               $  560              $1,117             $ 1,201             $ 2,286

     The Oaklands 21 and 27 development project had no operations for the three months ended June 30, 1999. The project's assets totaled $1.7 million at June 30, 1999.

7.   Supplemental Disclosure of Non-Cash Activities

     During the three months ended June 30, 1999, the Company declared cash distributions totaling $19.1 million payable to holders of common shares, Operating Partnership units ("Units") and Series A Convertible Preferred Shares. The distributions were paid July 16, 1999. In addition, a distribution totaling $2.0 million was declared in June 1999 payable to holders of the Company's Series B Perpetual Preferred Units. The distribution was paid on July 1, 1999.

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

                           PRENTISS PROPERTIES TRUST
                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS



 .    An embedded systems specialist to focus on building Systems
 .    A Big 5 Accounting firm to focus on financial Systems
 .    A legal firm specializing in Y2K issues
 .    Computer Sciences Corporation ("CSC") to perform an overall review

Estimate of Financial Impact

     The Y2K Committee has assessed and continues to assess the financial impact of the Company's Y2K remediations. The total costs associated with required modifications to become Y2K compliant are not expected to be material to the Company's financial position. The Company currently estimates the total Y2K readiness costs are between $500,000 and $600,000. The costs incurred to date are consistent with the various stages of completion of the three categories as follows:.

Category                               Low          High        Q4/98       Q1/99       Q2/99       Q3/99       Q4/99
                                   ------------  -----------  ----------  ----------  ----------  ----------  ----------
Non-Information Technology
 Systems                               $400,000     $475,000          8%         66%         10%         16%
Information Systems                      40,000       50,000         20%         70%         10%
Y2K Committee                            60,000       75,000         80%         10%          5%          5%
                                       --------     --------
Total                                  $500,000     $600,000
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

Contingency Plans

     The Company has been developing contingency plans to be implemented as part of its efforts to identify and correct Y2K issues. The Company has substantially completed the contingency plans for assets owned as of June 30, 1999. These contingency plans range from manual overrides to alternative processes such as building lock downs in the event of a long-term power failure. Fortunately, most buildings currently have contingency plans in place for natural disasters such as earthquakes, floods, ice storms, and the like, which provide a basis for the Y2K contingency plans. These plans may also include short-term use of backup equipment and software, increased work hours for Company personnel or use of contract personnel, and the orderly shut down of the buildings on December 31, 1999 and January 1, 2000 in order to perform tests of critical Systems.

                           PRENTISS PROPERTIES TRUST
                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS


9.   Recently Issued Accounting Standards


     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS No. 133"). FAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("FAS No. 137"). FAS No. 133 was originally effective for all fiscal quarters of fiscal years beginning after June 15, 1999. FAS No. 137 deferred the effective date of FAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company believes that upon implementation, FAS No. 133 will not have a material impact on the financial statements of the Company.

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

     The tables below present information about net income/loss and segment assets used by the chief operating decision maker of the Company as of and for the three and six months ended June 30, 1999:

     For the Three Months Ended June 30, 1999

                              (in thousands)
                                                                                                     Corporate
                        Mid-                                                            Total      Not Allocable      Consolidated
                       Atlantic  Midwest   Northeast  Southeast  Southwest    West     Segments     to Segments          Total
                       --------  -------   ---------  ---------  ---------  --------  ----------    -----------          -----
Revenues               $ 14,891  $ 14,217   $  6,738    $ 3,343   $ 17,861  $ 16,961  $   74,011         $   (118)        $   73,893
                       ========  ========   ========    =======   ========  ========  ==========         ========         ==========

Income before
 extraordinary
 Item                  $  8,014  $  7,360   $  3,496    $ 1,176   $  7,157  $  9,338  $   36,541         $(20,140)        $   16,401
                       ========  ========   ========    =======   ========  ========  ==========         ========         ==========

Assets                 $374,501  $357,614   $204,774    $71,042   $438,105  $435,903  $1,881,939         $ 33,237         $1,915,176
                       ========  ========   ========    =======   ========  ========  ==========         ========         ==========


     For the Six Months Ended June 30, 1999

                              (in thousands)
                                                                                                       Corporate
                        Mid-                                                            Total        Not Allocable      Consolidated
                       Atlantic  Midwest   Northeast  Southeast  Southwest    West     Segments       to Segments          Total
                       --------  -------   ---------  ---------  ---------  --------  ----------      -----------          -----
Revenues               $ 29,012  $ 28,383   $ 13,108    $ 6,440   $ 34,379  $ 33,896  $  145,218       $     37         $  145,255
                       ========  ========   ========    =======   ========  ========  ==========       ========         ==========

Income before
 extraordinary
 Item                  $ 15,567  $ 14,066   $  7,030    $ 1,982   $ 14,457  $ 17,877  $   70,979       $(37,323)        $   33,656
                       ========  ========   ========    =======   ========  ========  ==========       ========         ==========

Assets                 $374,501  $357,614   $204,774    $71,042   $438,105  $435,903  $1,881,939       $ 33,237         $1,915,176
                       ========  ========   ========    =======   ========  ========  ==========       ========         ==========

       The Company has not disclosed prior years' segment data on a comparative basis because management found it impracticable to obtain the comparative data for prior years.

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

Reconciliation of Earnings per Share Numerator          Three Months    Three Months     Six Months      Six Months
                                                           Ended           Ended           Ended           Ended
                                                       June 30, 1999   June 30, 1998   June 30, 1999   June 30, 1998
                                                       --------------  --------------  --------------  --------------
                                                                   (in thousands, except per share data)
Net income...........................................        $16,401         $19,051         $33,656         $28,547
Preferred dividends..................................         (1,660)         (1,505)         (3,170)         (2,641)
                                                             -------         -------         -------         -------
Net income available to common shareholders..........        $14,741         $17,546         $30,486         $25,906
                                                             =======         =======         =======         =======
Reconciliation of Earnings per Share Denominator

Weighted average common shares outstanding...........         37,889          39,873          37,994          38,340
                                                             =======         =======         =======         =======

Basic Earnings per Share.............................        $  0.39         $  0.44         $  0.80         $  0.68
                                                             =======         =======         =======         =======


Dilutive Effect of Common Share Equivalents

Dilutive options.....................................            130             290              76             342
Dilutive preferred shares............................            (A)           3,773             (A)           3,310
Weighted average common shares outstanding...........         37,889          39,873          37,994          38,340
                                                             -------         -------         -------         -------
Weighted average common shares and common share

   Equivalents.......................................         38,019          43,936          38,070          41,992
                                                             =======         =======         =======         =======

Diluted Earnings per Share...........................        $  0.39         $  0.43         $  0.80         $  0.68
                                                             =======         =======         =======         =======

(A) Preferred shares for the quarter and six months ended June 30, 1999 are excluded from the calculation of Dilutive Earnings per Shares as such shares are anti-dilutive for the respective periods.

12.    Subsequent Events

     On July 1, 1999, the Company disposed of the two Regents Centre office buildings which contained 101,000 square feet. In connection with the sale, the Company received gross proceeds of approximately $11.2 million and recorded an estimated gain on sale of $1.5 million. Regents Centre is located in the Phoenix, Arizona area.

     On July 2, 1999, the Company disposed of the six industrial buildings comprising the Shadowridge Plaza in San Diego, California for gross proceeds of approximately $5.0 million resulting in an estimated gain on sale of $237,000. Shadowridge Plaza contained 32,000 square feet of industrial space.

     On July 20, 1999 the Company acquired two office buildings for a purchase price of $9.8 million. The two buildings ("Orchard Place I and II") contain approximately 105,000 square feet and are located in the Denver, Colorado area.

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

     At December 31, 1998, the Company owned 233 properties consisting of 128 office and 105 industrial properties containing in the aggregate 21.0 million net rentable square feet. During the six months ended June 30, 1999, the Company acquired a 20% equity interest in Burnett Plaza Associates ("Burnett Plaza"), a joint venture owning one Class A office property containing approximately 1.0 million square feet. Additionally, the Company sold two industrial properties in the Los Angeles, California area which contained 228,000 square feet, transitioned the 3130 Fairview Park Drive Property to operations, and acquired a 60% equity interest in two land parcels in Suburban Philadelphia, Pennsylvania (the "Oaklands 21 and 27"). The Company also began development of an office project containing 53,000 square feet on the Oaklands 21 and 27. Inclusive of the Company's proportionate share of the net rentable square feet of Burnett Plaza and the development project comprising the Oaklands 21 and 27, at June 30, 1999, the Company had 234 properties (the "Properties") containing 21.0 million net rentable square feet. The Company's Properties include 12 Properties containing 1.5 million square feet that are in various stages of development or have been recently developed by the Company and are in various stages of lease-up. As of June 30, 1999, the 12 development properties had incurred total costs of approximately $146.4 million and were 84% leased or committed.

Results of Operations

     The results of operations for the three month periods ended June 30, 1999 and 1998 include the respective operations of the Company. During the period from April 1, 1998 through June 30, 1999, the Company had significant property transactions including 26 Property acquisitions and 30 Property dispositions. Consequently, the comparison of the periods provides only limited information regarding the operations of the Company as currently constituted.

Comparison of the Three Months Ended June 30, 1999 to the Three Months Ended June 30, 1998

     General. As a result of the Company's significant property transactions, with respect to the comparison of the results of operations for the three months ended June 30, 1999 to the three months ended June 30, 1998, the following should be considered:

     .    184  Properties that consolidated into the Company's results of operations were owned and fully operational at April 1, 1998 and remained in the Company's portfoli o at June 30, 1999;
     .    8    Properties, including the Broadmoor Austin Properties and the recently acquired Burnett Plaza Property, are accounted for using the equity method of accounting;
     .    26   Properties, including Burnett Plaza, were acquired subsequent to
               April 1, 1998 and remained in the Company's portfolio at June 30,
               1999;
     .    30   Properties were sold subsequent to April 1, 1998;
     .    1    Property, the World Savings Center Property, the economics of which were owned during the comparative periods, was converted to real estate from a mortgage note receivable in December 1998;
     .    5    Properties that were developed by the Company became operational subsequent to April 1, 1998 and remained in the portfolio at June
               30, 1999; and
     .    12   Properties were in various stages of development or in various stages of lease-up at June 30, 1999.

     Rental Revenue. Rental revenues increased by $19.1 million, or 35.4%, to $73.1 million from $54.0 million primarily as a result of Properties acquired or development Properties becoming operational subsequent to April 1, 1998, offset by properties that were sold subsequent to April 1, 1998. Rental income for the 184 Properties that were owned and fully operational at April 1, 1998 and remained in the Company's portfolio at June 30, 1999 increased by $2.8 million, or 5.8%, from $48.1 million for the three months ended June 30, 1998 to $50.9 million for the three months ended June 30, 1999. The increase for such 184 Properties was attributable to the Company's six regions as follows:


 .    20  Properties in the Mid-Atlantic Region increased $307,000, or 3.1%;
 .    22  Properties in the Midwest Region decreased $130,000, or 1.5%;
 .    18  Properties in the Northeast Region increased $283,000, or 5.7%;
 .    10  Properties in the Southeast Region increased $259,000, or 10.3%;
 .    21  Properties in the Southwest Region increased $231,000, or 2.1%; and
 .    93  Properties in the West Region increased $1.9 million, or 17.4%.


     Property Operating and Maintenance. Property operating and maintenance increased by $4.6 million, or 38.5%, to $16.7 million from $12.1 million primarily as a result of Properties acquired or development Properties becoming operational subsequent to April 1, 1998, offset by properties that were sold subsequent to April 1, 1998. Property operating and maintenance for the 184 Properties that were owned and fully operational at April 1, 1998 and remained in the Company's portfolio at June 30, 1999 increased by $1.4 million, or 11.3%, from $12.1 million for the three months ended June 30, 1998 to $13.5 million for the three months ended June 30, 1999. The increase for such 184 Properties was attributable to the Company's six regions as follows:


 .    20  Properties in the Mid-Atlantic Region increased $175,000, or 6.7%;
 .    22  Properties in the Midwest Region increased $364,000, or 21.4%;
 .    18  Properties in the Northeast Region increased $151,000, or 12.6%;
 .    10  Properties in the Southeast Region increased $7,000, or 1.0%;
 .    21  Properties in the Southwest Region increased $202,000, or 6.6%; and
 .    93  Properties in the West Region increased $467,000, or 19.6%.


     Real Estate Taxes. Real estate taxes increased by $2.9 million, or 47.4%, to $8.8 million from $5.9 million primarily as a result of Properties acquired or development Properties becoming operational subsequent to April 1, 1998, offset by properties that were sold subsequent to April 1, 1998. Real estate taxes for the 184 Properties that were owned and fully operational at April 1, 1998, and remained in the Company's portfolio at June 30, 1999 increased by $544,000, or 10.0%, from $5.4 million for the three months ended June 30, 1998, to $6.0 million for the three months ended June 30, 1999. The increase for such 184 Properties was attributable to the Company's six regions as follows:

 .    20  Properties in the Mid-Atlantic Region increased $44,000, or 5.8%;
 .    22  Properties in the Midwest Region increased $18,000, or 1.3%;
 .    18  Properties in the Northeast Region decreased $89,000, or 17.9%;
 .    10  Properties in the Southeast Region decreased $27,000, or 13.7%;
 .    21  Properties in the Southwest Region increased $508,000, or 32.0%; and
 .    93  Properties in the West Region increased $90,000, or 9.1%.

       General and Administrative and Personnel Costs, Net. General and administrative and personnel costs increased by $332,000, or 16.5%, to $2.3 million from $2.0 million primarily due to one-time severance and travel costs and cash bonuses paid in the second quarter of 1999. The bonuses related to specific performance and were not included in the Company's December 31, 1998 payroll accrual.

     Interest Expense. Interest expense increased by $6.1 million, or 71.0%, to $14.6 million from $8.5 million primarily as a result of the increase of the debt on real estate from $460.0 million at April 1, 1998 to $883.6 million at June 30, 1999. The increase in debt on real estate during the period resulted primarily from the significant property transactions occurring between April 1, 1998 and June 30, 1999.

       Depreciation and Amortization. Depreciation and amortization increased by $3.7 million, or 38.3%, to $13.3 million from $9.6 million primarily as a result of Properties acquired or development Properties becoming operational subsequent to April 1, 1998, offset by properties that were sold subsequent to April 1, 1998. Depreciation and amortization for the 184 Properties that were owned and fully operational at April 1, 1998 and remained in the Company's portfolio at June 30, 1999, increased by $791,000, or 9.8%, from $8.1 million for the three months ended June 30, 1998, to $8.9 million for the three months ended June 30, 1999. The increase for such 184 Properties was attributable to the Company's six regions as follows:


     .    20  Properties in the Mid-Atlantic Region increased $93,000, or 5.6%;
     .    22  Properties in the Midwest Region increased $128,000, or 9.1%;
     .    18  Properties in the Northeast Region increased $82,000, or 10.2%;
     .    10  Properties in the Southeast Region decreased $18,000, or 2.9%;
     .    21  Properties in the Southwest Region increased $73,000, or 3.9%; and
     .    93  Properties in the West Region increased $433,000, or 25%.

       Equity in Income of Joint Ventures and Unconsolidated Subsidiary. Equity in income of joint ventures and unconsolidated subsidiary decreased from $1.7 million for the three months ended June 30, 1998 to $1.1 million for the three months ended June 30, 1999. The net decrease was primarily attributable to a decrease of $640,000 in the Company's proportionate share of net income from the Manager. The comparative decrease in the income of the Manager was primarily due to the gain on sale recorded in connection with the sale of the Oceanside Distribution Center. The Oceanside Distribution Center property, which was owned by the Manager, sold during the second quarter of 1998.

       Gains on Sale. Gains on sale decreased by $1.1 million, to $193,000, from $1.3 million. During the three months ended June 30, 1998, the Company sold six office properties containing 218,000 square feet. During the three months ended June 30, 1999, the Company sold two industrial properties in the Los Angeles, California area. It is the Company's strategy to obtain the maximum value from each of its Properties, which is occasionally achieved through the sale of properties.

       Minority Interests. Minority interests increased by $1.8 million, or 194.2%, from $909,000 for the three months ended June 30, 1998, to $2.7 million for the three months ended June 30, 1999. The increase was primarily attributable to the quarterly dividends paid in conjunction with the issuance by the Operating Partnership of 1,900,000 Series B Perpetual Preferred Units (the "Series B Perpetual Preferred Units") in June 1998. The increase is also attributable to the issuance of Units in conjunction with Property acquisitions subsequent to April 1, 1998.

Comparison of the Six Months Ended June 30, 1999 to the Six Months Ended June 30, 1998

     General. As a result of the Company's significant property transactions, with respect to the comparison of the results of operations for the six months ended June 30, 1999 to the six months ended June 30, 1998, the following should be considered:

 .  124  Properties that consolidated into the Company's results of operations were owned and fully operational at January 1, 1998 and remained in the Company's portfoli o at June 30, 1999;
 .  8    Properties, including the Broadmoor Austin Properties and the recently acquired Burnett Plaza Property, are accounted for using the equity method of accounting;
 .  85   Properties, including Burnett Plaza, were acquired subsequent to
         January 1, 1998 and remained in the Company's portfolio at June 30,
         1999;
 .  31   properties were sold subsequent to January 1, 1998;
 .  1    Property, the World Savings Center Property, the economics of which were owned during the comparative periods, was converted to real estate from a mortgage note receivable in December 1998;
 .  5    Properties that were developed by the Company became operational subsequent to January 1, 1998 and remained in the portfolio at June 30, 1999; and
 .  12   Properties were in various stages of development or in various stages of lease-up at June 30, 1999.

     Rental Revenue. Rental revenues increased by $40.1 million, or 38.6%, to $144.1 million from $104.0 million primarily as a result of Properties acquired or development Properties becoming operational subsequent to January 1, 1998, offset by properties that were sold subsequent to January 1, 1998. Rental income for the 124 Properties that were owned and fully operational at January 1, 1998 and remained in the Company's portfolio at June 30, 1999 increased by $1.3 million, or 1.5%, from $86.2 million for the six months ended June 30, 1998 to $87.5 million for the six months ended June 30, 1999. The increase for such 124 Properties was attributable to the Company's six regions as follows:

 .    20  Properties in the Mid-Atlantic Region increased $992,000, or 5.1%;
 .    22  Properties in the Midwest Region increased $72,000, or .4%;
 .    15  Properties in the Northeast Region increased $470,000, or 5.2%;
 .    10  Properties in the Southeast Region decreased $134,000, or 2.4%;
 .    20  Properties in the Southwest Region decreased $166,000, or .8%; and
 .    37  Properties in the West Region increased $59,000, or .4%.


     Property Operating and Maintenance. Property operating and maintenance increased by $9.2 million, or 39.2%, to $32.8 million from $23.6 million primarily as a result of Properties acquired or development Properties becoming operational subsequent to January 1, 1998, offset by properties that were sold subsequent to January 1, 1998. Property operating and maintenance for the 124 Properties that were owned and fully operational at January 1, 1998 and remained in the Company's portfolio at June 30, 1999 increased by $920,000, or 4.1%, from $22.2 million for the six months ended June 30, 1998 to $23.2 million for the six months ended June 30, 1999. The increase for such 124 Properties was attributable to the Company's six regions as follows:


 .    20  Properties in the Mid-Atlantic Region increased $403,000, or 7.8%;
 .    22  Properties in the Midwest Region increased $736,000, or 21.7%;
 .    15  Properties in the Northeast Region increased $83,000, or 3.9%;
 .    10  Properties in the Southeast Region decreased $181,000, or 7.6%;
 .    20  Properties in the Southwest Region increased $156,000, or 2.7%; and
 .    37  Properties in the West Region decreased $277,000, or 7.8%.


     Real Estate Taxes. Real estate taxes increased by $6.1 million, or 54.0%, to $17.4 million from $11.3 million primarily as a result of Properties acquired or development Properties becoming operational subsequent to January 1, 1998, offset by properties that were sold subsequent to January 1, 1998. Real estate taxes for the 124 Properties that were owned and fully operational at January 1, 1998, and remained in the Company's portfolio at June 30, 1999 increased by $890,000, or 9.5%, from $9.4 million for the six months ended June 30, 1998, to $10.2 million for the six months ended June 30, 1999. The increase for such 124 Properties was attributable to the Company's six regions as follows:


 .    20  Properties in the Mid-Atlantic Region increased $133,000, or 8.8%;
 .    22  Properties in the Midwest Region increased $113,000, or 4.4%;
 .    15  Properties in the Northeast Region decreased $69,000, or 8.5%;
 .    10  Properties in the Southeast Region decreased $14,000, or 3.5%;
 .    20  Properties in the Southwest Region increased $792,000, or 28.7%; and
 .    37  Properties in the West Region decreased $65,000, or 5.0%.


     General and Administrative and Personnel Costs, Net. General and administrative and personnel costs increased by $531,000, or 13.7%, form $3.9 million to $4.4 million primarily due to one-time severance and travel costs and cash bonuses paid during the second quarter of 1999. The bonuses related to specific performance and were not included in the Company's December 31, 1998 payroll accrual.

     Interest Expense. Interest expense increased by $11.4 million, or 68.4%, to $28.1 million from $16.7 million primarily as a result of the increase of the debt on real estate from $420.0 million at January 1, 1998 to $883.6 million at June 30, 1999. The increase in debt on real estate during the period resulted primarily from the significant property transactions occurring between January 1, 1998 and June 30, 1999.

       Depreciation and Amortization. Depreciation and amortization increased by $7.3 million, or 40.3%, to $25.5 million from $18.2 million primarily as a result of Properties acquired or development Properties becoming operational subsequent to January 1, 1998, offset by properties that were sold subsequent to January 1, 1998. Depreciation and amortization for the 124 Properties that were owned and fully operational at January 1, 1998 and remained in the Company's portfolio at June 30, 1999 increased by $1.1 million, or 7.5%, from $14.2 million for the six months ended June 30, 1998 to $15.2 million for the six months ended June 30, 1999. The increase for such 124 Properties was attributable to the Company's six regions as follows:


 .    20  Properties in the Mid-Atlantic Region increased $208,000, or 6.3%;
 .    22  Properties in the Midwest Region increased $180,000, or 6.6%;
 .    15  Properties in the Northeast Region increased $166,000, or 11.4%;
 .    10  Properties in the Southeast Region decreased $69,000, or 5.5%;
 .    20  Properties in the Southwest Region increased $300,000, or 9.4%; and
 .    37  Properties in the West Region increased $282,000, or 12.7%.


       Equity in Income of Joint Ventures and Unconsolidated Subsidiary. Equity in income of joint ventures and unconsolidated subsidiary decreased from $2.9 million for the six months ended June 30, 1998 to $2.2 million for the six months ended June 30, 1999. The net decrease was attributable to a decrease of $1.0 million in the Company's proportionate share of net income from the Manager, offset by an increase of $372,000 of the Company's proportionate share of the net income, before extraordinary items, of the Broadmoor Austin Properties. The decrease in the income of the Manager is due to the gain on sale recorded in connection with the Oceanside Distribution Center property in the second quarter of 1998. Additionally, certain third-party properties were transferred from the Manager to Prentiss Properties Trust which decreased management fees for the Manager. Such fees are the primary reason for the comparative period increase in consolidated management and other fees

       Gains on Sale. Gains on sale decreased by $3.5 million, to $289,000, from $3.8 million. During the six months ended June 30, 1998, the Company sold 7 office properties containing 336,000 square feet. During the six months ended June 30, 1999, the Company sold a 12.6 acre parcel of land in the Chicago, Illinois area and two industrial properties, containing 288,000 square feet, in the Los Angeles, California area. It is the Company's strategy to obtain the maximum value from each of its Properties, which is occasionally achieved through the sale of a property.

       Minority Interests. Minority interests increased by $3.2 million, or 147.6%, from $2.2 million for the six months ended June 30, 1998, to $5.4 million for the six months ended June 30, 1999. The increase was primarily attributable to the quarterly and year to date dividends paid in conjunction with the issuance by the Operating Partnership of 1,900,000 Series B Perpetual Preferred Units (the "Series B Perpetual Preferred Units") in June 1998, offset by the conversion in February 1998 of 2,432,541 and 113,500 Operating Partnership units ("Units") into common shares. The increase is also attributable to the issuance of Units in conjunction with Property acquisitions subsequent to January 1, 1998.

       Extraordinary Items. During the six months ended June 30, 1998, the Company had extraordinary items totaling $8.9 million, resulting from two significant transactions during 1998, including (i) the Company's recognition of its 50% proportionate share of Broadmoor Austin's $12.9 million, or $6.45 million, of prepayment penalties and unamortized financing during the period; and (ii) the distribution of 113,500 Operating Partnership Units by an affiliate of the Company to certain employees of the Company resulting in a non-cash charge to the Company of $3.1 million. The transactions were recorded net of the minority interest holders' proportionate share of each charge totaling $406,000 and $193,000, respectively.

Liquidity and Capital Resources

     Cash and cash equivalents were $11.8 million and $11.3 million at June 30, 1999 and June 30, 1998, respectively. The increase in cash and cash equivalents is primarily a result of cash flows provided by operating and financing activities exceeding those used in investing activities. Net cash provided by operating activities was $44.0 million for the six months ended June 30, 1999 compared to $55.2 million for the six months ended June 30, 1998.

     Net cash used in investing activities decreased from $379.2 million for the six months ended June 30, 1998 to $58.9 million for the six months ended June 30, 1999. This decrease is due primarily to fewer acquisitions of real estate in 1999 than 1998.

     Net cash provided by financing activities of $21.2 million for the six months ended June 30, 1999 decreased from $328.3 million for the six months ended June 30, 1998. This decrease is primarily attributable to proceeds from securities offerings, mortgage loans and other indebtedness incurred to fund the 1998 acquisitions exceeding the proceeds raised from such sources in 1999.

     As of June 30, 1999, the Company had outstanding total indebtedness, including its pro rata share of joint venture debt and construction loans of approximately $970.0 million, or approximately 46.41% of total market capitalization based on a common share price of $23.63 per common share. As of August 10, 1999, the Company had the approximate capacity to borrow up to an additional $75.1 million under its debt limitation policy. The amount of indebtedness that the Company may incur, and the policies with respect thereto, are not limited by the Company's declaration of trust and bylaws, and are solely within the discretion of the Company's board of trustees. Although it is the Company's general policy to limit combined indebtedness plus its pro rata share of joint venture debt and construction loans so that, at the time such debt is incurred, it does not exceed 50% of the Company's total market capitalization, the Company views ratios such as interest coverage and fixed charge coverage as more stable and indicative measures of its ability to meet debt obligations. For the three months ended June 30, 1999, the Company's interest coverage (earnings before interest, taxes and depreciation and amortization over interest expense) and fixed charge coverage (earnings before interest, taxes and depreciation and amortization over interest expense and perpetual preferred distributions) totaled 3.00 and 2.68 times, respectively.

     The Company has in place a $300 million unsecured line of credit with a group of 12 banks (the "Line of Credit"). The Line of Credit has an interest rate on borrowings of LIBOR plus 137.5 basis points. The Line of Credit is unsecured and matures on January 2, 2001. Additionally, the Company is required to pay an average daily unused commitment fee of 20 basis points per annum if the daily unused portion of the Line of Credit is greater than the related daily balance outstanding. The fee is reduced to 15 basis points per annum if the daily unused portion is less than the daily balance outstanding. The Company made net payments to the Line of Credit during the three months ended June 30, 1999 of $11.2 million and had an outstanding balance of $216.1 million at June 30, 1999, resulting in an available balance of $83.9 million. As stated previously as of June 30, 1999, borrowings exceeding the Company's debt limitation policy are executed at the discretion of the Company's board of trustees.

     In September 1997, the Company entered into a seven-year interest rate swap locking in cost of funds of 6.25% (before the spread over LIBOR) on $110 million. During the three months ended June 30, 1999, the Company entered into a four-year interest rate swap locking in cost of funds of 6.16% (before the spread over LIBOR) on $50 million (collectively, the "Interest Rate Swaps"). The Interest Rate Swaps consist of three separate agreements intended to manage the relative mix of the Company's debt between fixed and variable rate instruments. The Interest Rate Swaps modify a portion of the interest characteristics of the Company's variable rate debt, effectively converting variable rate debt to fixed rate debt. The fixed rates to be paid, the effective fixed rate and the variable rate to be received by the Company, are summarized in the following table:


                                                               Swap Rate
                        Swap Rate Paid   Effective Fixed  Receivable (Variable)
   Notional Amount           Fixed            Rate          at June 30, 1999         Swap Maturity
   ---------------           -----            ----          ----------------        --------------

$50 million                 6.155%          7.53%                5.236%                June 30, 2003
$50 million                 6.253%          7.628%               5.236%           September 30, 2004
$60 million                 6.248%          7.623%               5.236%           September 30, 2004


     The differences to be paid or received by the Company under the terms of the Interest Rate Swaps are accrued as interest rates change and recognized as an adjustment to interest expense by the Company pursuant to the terms of the three agreements and will have a corresponding effect on its future cash flows. Agreements such as these contain a credit risk that the counterparties may be unable to meet the terms of the agreement. The Company minimizes that risk by evaluating the creditworthiness of its counterparties, which is limited to major banks and financial institutions, and does not anticipate non-performance by the counterparties.

     The following table sets forth the Company's mortgage debt as of June 30, 1999:

                                 Current
                                 Balance                      Interest                                Annual
Description                      (000s)       Amortization      Rate            Maturity             Interest
-----------                      ------       ------------      ----            --------             --------
Line of Credit                  $216,100        None         6.87%/(11)/      January 2, 2001         $14,847
Executive Center Del Mar          13,267        None         6.74%/(12)/    December 19, 2001 /(14)/      894
Burnett Plaza /(1)/                9,400        None         7.50%           February 1, 2002             705
Bank Term Facility               100,000        None         7.63%/(13)/     October 13, 2002           7,630
Bachman West                       2,998        25 yr        8.63%           December 1, 2003             259
Northeast Portfolio Loan /(2)/    60,000        None /(7)/   6.80%          December 10, 2003           4,080
One Westchase Center              25,141        25 yr        7.84%           February 1, 2004           1,970
Crescent Centre                   12,000        None         7.95%              March 1, 2004             954
Walnut Glen Tower                 35,000        None /(8)/   6.92%              April 1, 2005           2,422
Highland Court                     4,986        25 yr        7.27%              April 1, 2006             362
Westheimer Central Plaza           6,014        25 yr        8.38%             August 1, 2006             504
Oaklands Corporate Center /(3)/    1,339        20 yr        8.65%             August 1, 2006             116
Creamery Way /(3)/                 3,767        20 yr        8.30%         September 19, 2006             313
PPREFI Portfolio Loan /(4)/      180,100        None         7.58%          February 26, 2007          13,652
Oaklands Corporate Center /(3)/    6,344        25 yr        8.55%               July 1, 2007             542
Oaklands Corporate Center /(3)/    2,674        25 yr        8.40%           November 1, 2007             225
Natomas Corporate Center          37,875        30 yr        7.02%           February 1, 2009           2,659
Corporetum Office Campus          25,914        30 yr        7.02%           February 1, 2009           1,819
7101 Wisconsin Avenue             21,466        30 yr        7.25%              April 1, 2009           1,556
2500 Cumberland Parkway           14,500        None         7.46%/(10)/        July 15, 2009           1,082
Park West C2 /(5)/                35,526        30 yr        7.36%          November 10, 2010           2,615
One O'Hare Centre /(5)/           42,068        30 yr        7.03%           January 10, 2011           2,957
Broadmoor Austin /(6)/            77,000        None /(9)/   7.04%             April 10, 2011           5,421
3130 Fairview Park Drive          23,481        30 yr        7.00%             April 11, 2011           1,644
Southpoint (III) /(3)/             7,803        20 yr        7.75%             April 14, 2014             605
Other Corporate Debt               5,213        None         7.40%                    Various             386
                                --------                    ------                                    -------
Total Financing/Weighted        $969,976                     7.23%                                    $70,219
    Average Rate                ========                    ======                                    =======

     /(1)/ The Company, through the Operating Partnership, owns a 20% non-controlling partnership interest in the entity that owns the Burnett Plaza Property, which interest is accounted for using the equity method of accounting. The amount shown reflects the Company's proportionate share of the mortgage indebtedness collateralized by the Property.
     /(2)/  The Northeast Portfolio Loan is collateralized by the following 11
            Properties: Valleybrooke (five Properties), Lake Center (two Properties), certain of the Southpoint Properties (two Properties), and certain of the Woodland Falls Properties (two Properties).
     /(3)/ The mortgage loan is collateralized by certain of the Properties in the respective office Property grouping.
     /(4)/  The PPREFI Portfolio Loan is collateralized by the following 38
            Properties: certain of the Los Angeles Industrial Properties (18 Properties), certain of the Kansas City Industrial Properties (six Properties), certain of the Chicago Industrial Properties (four Properties), Park West E1 and E2 (two Properties), One Northwestern Plaza, 3141 Fairview Park Drive, O'Hare Plaza II, 1717 Deerfield Road, 2411 Dulles Corner Road, 4401 Fair Lakes Court, the WestPoint Office Building and the PacifiCare Building.
     /(5)/ Includes the effect of the settlement cost of $4.3 million on the $49.25 million treasury lock agreement that was terminated on October 6, 1998. The settlement cost related to $35.75 million of the treasury lock is being amortized over the 12-year term of the Park West C2 loan, with the remaining $13.5 million amortized over the 12-year term of the One O'Hare Centre loan.
     /(6)/ The Company, through the Operating Partnership, owns a 50% non-controlling partnership interest in the entity that owns the Broadmoor Austin Properties, which interest is accounted for using the equity method of accounting. The amount shown reflects the Company's proportionate share of the mortgage indebtedness collateralized by the Properties.
     /(7)/ The loan, which was entered into in December 1997, has no principal amortization during the first 24 months of the loan term. Principal and interest are payable for the remaining loan term based on a 25-year amortization.
     /(8)/ The loan, which was entered into in March 1998, has no principal amortization during the first 24 months of the loan term. Principal and interest are payable for the remaining loan term based on a 30-year amortization.
     /(9)/ The loan, which was entered into in March 1998, has no principal amortization during the first 36 months of the loan term. Principal and interest are payable for the remaining loan term based on a 16.25-year amortization.
     /(10)/ The loan, which was entered into in May 1999, has no principal amortization during the first 58 months of the loan term. Principal and interest are payable for the remaining loan term. All repayments are based on a 30-year amortization.
     /(11)/ Represents the weighted average interest rate for $10 million of the $60 million Interest Rate Swap at an effective rate of 7.623% and the $50 million Interest Rate Swap at an effective interest rate of 7.53%. The remaining, unhedged balance of $156.1 million is assessed interest at a variable rate equal to LIBOR + 1.375%; on June 30, 1999, LIBOR was equal to 5.24%.
     /(12)/ Represents a variable rate equal to LIBOR+ 1.50%; on June 30, 1999,
            LIBOR was equal to 5.24%.
     /(13)/ Represents the weighted average interest rate for the Interest Rate
            Swap of $50 million at an effective rate of 7.628% and $50 million of the $60 million Interest Rate Swap at an effective rate of 7.623%.
     /(14)/ December 19, 2001 represents a maturity date based on the Company's anticipated execution of its option to extend the term of the loan one year beyond the original maturity date of December 19, 2000.

     The Company's Properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. For the three months ended June 30, 1999, the Company's recurring non-incremental revenue-generating capital expenditures totaled $5.4 million. The Company's recurring non-incremental revenue-generating capital expenditures were attributable to the Company's six regions as follows: (1) Mid-Atlantic-$611,000;
(2) Midwest-$196,000; (3) Northeast-$454,000; (4) Southeast-$694,000; (5)
Southwest-$578,000; and (6) West-$2,874,000.

    The Company has considered its short-term liquidity needs and the adequacy of adjusted estimated cash flows and other expected liquidity sources to meet these needs. The Company believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements and the minimum distribution required to maintain the Company's REIT qualification under the Internal Revenue Code. The Company anticipates that these needs will be fully funded from the Company's cash flows provided by operating activities and, when necessary, to fund shortfalls resulting from the timing of collections of accounts receivable in the ordinary course of business, from the Line of Credit, the leasing, development and construction business and from the Manager. The Manager's sole sources of income are fees generated by its office and industrial real estate management, leasing, development and construction business.

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

(in thousands)                                                       Three Months    Three Months     Six Months      Six Months
                                                                         Ended           Ended           Ended           Ended
                                                                     June 30, 1999   June 30, 1998   June 30, 1999   June 30, 1998
                                                                     --------------  --------------  --------------  --------------
      Funds from Operations
      Net income...................................................     $16,401         $19,051         $33,656         $28,547
      Add:
        Real estate depreciation and amortization..................      13,325           9,644          25,460          18,159
        Real estate depreciation and amortization of
          unconsolidated joint ventures............................         633             559           1,165           1,132
        Minority interests/(1)/....................................       2,635             877           5,322           2,116
        Extraordinary items........................................           -               -               -           8,908
     Less:
        Gains on sale..............................................        (193)         (1,269)           (289)         (3,824)
        Dividend on perpetual preferred units......................      (1,971)           (131)         (3,943)           (131)
                                                                        -------         -------         -------         -------
     Funds from Operations.........................................     $30,830         $28,731         $61,371         $54,907
                                                                        =======         =======         =======         =======

     /(1)/ Represents the minority interests applicable to the common and preferred Unit holders of the Operating Partnership.

     Funds from Operations increased by $2.1 million and $6.5 million for the three and six months ended June 30, 1999 from the three and six months ended June 30, 1998, respectively, as a result of the factors discussed in the analysis of operating results.

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

     With respect to assets existing at June 30, 1999, the Company has completed its Y2K inventory and assessment of Internal Systems and has substantially completed the testing phase of the Y2K effort. The results of these tests minimize the doubt as to whether or not the inventoried Internal Systems have any Y2K issues. These findings have enabled the Company to reasonably determine the remaining financial commitment necessary to remedy the Y2K problems for existing Internal Systems.

     In some cases, Systems that demonstrate Y2K-related problems have previously been scheduled for replacement or remediation as a normal course of business irrespective of Y2K-related problems. Alternatively, certain Systems that may have originally been scheduled for replacement after the January 1, 2000 must have their replacements accelerated due to Y2K-related problems.

Information Systems

     The Company has inventoried its Information Systems according to reasonable man standards relative to exposure. The majority of the Company's software is off-the-shelf with a minimum amount of proprietary code. The Company's primary financial software is from CTI Limited, Inc., which runs on an IBM AS/400 server. Assurances from both vendors, accompanied by thorough testing, have resulted in a minimal amount of remediation necessary on proprietary modifications made to the software over the years. These modifications have been completed and will be implemented upon final acceptance testing by the users.

     The Company uses a number of personal computers and networks in the course of its operations. Employees use off-the-shelf software such as Microsoft Word, Microsoft Excel and Lotus Notes for productivity purposes. Personal computer hardware is tested using software distributed by the National Software Testing Laboratory. The desktop software applications require software updates that were to be distributed Company-wide in the second quarter of 1999. While preparing CD's for distribution in June, the Company received word from Microsoft regarding an upcoming update to the Microsoft Year 2000 Resource CD. As a result, the Company deferred shipping the updates. The Company received the new Microsoft Year 2000 Resource CD on August 1, 1999. The Company is preparing the new CD's for shipment by August 31, 1999. Server operating systems that demonstrated Y2K-related problems were upgraded as scheduled by June 30, 1999.

Non-Information Technology Systems

     Non-Information Technology Systems at Properties owned as of June 30, 1999 have been substantially assessed with respect to date-sensitive operating controls in order to quantify the Y2K exposure. Assessments will continue as the Company acquires additional properties. An evaluation of Y2K exposure has been incorporated into the Company's normal acquisition due diligence process. The Company's investment committee formally considers the Y2K status of each investment during the approval process.

     The methodology for assessing and testing building Systems will vary by equipment and is typically dictated by the building type. In 1998 the Company used an outside embedded systems specialist firm to benchmark and review its methodology in representative samples of each building type in the Company's portfolio (i.e., low-rise/industrial, mid-rise office, and high-rise office).

     Although building Systems may be similar from building to building within a given building type, implementations can vary. Therefore, testing for compliance is necessary where possible. Testing is substantially complete for the known building Systems on assets owned as of June 30, 1999. The Company's staff, outside vendors, or a combination of both have performed these tests.

Third-Party Systems

     In addition to the Company's Y2K Plan with respect to Internal Systems, it is also taking proactive steps to determine the impact on the Company of Y2K-related issues with Third-Party Systems.

     The Company has been identifying and contacting critical suppliers, service providers, contractors, and clients to determine the extent to which the Company's operations could be impacted as a result of third parties' failure to remedy their own Y2K-related problems. The Company substantially completed this process for assets owned as of June 30, 1999. To the extent the Y2K readiness responses of the critical suppliers, service providers, contractors and clients are unsatisfactory, the Company will evaluate the impact of this relationship. Should this relationship prove materially detrimental, the Company will make every effort to change to a critical supplier, service provider, contractor, or client that demonstrates Y2K readiness. The Company is not currently aware of any such situations, but the inability to locate an alternative supplier, service provider, contractor, or client in a timely manner could materially and adversely affect the Company's business, financial condition or results of operations.

Estimate of Financial Impact

     The Y2K Committee has assessed and continues to assess the financial impact of the Company's Y2K remediations on the financial statements of the Company. The total costs associated with required modifications to become Y2K compliant are not expected to be material to the Company's financial position. The Company currently estimates the total Y2K readiness costs are between $500,000 and $600,000. The costs incurred to date are consistent with the various stages of completion of the three categories as follows:

Category                             Low       High    Q4/98   Q1/99   Q2/99   Q3/99   Q4/99
                                     ---       ----    -----   -----   -----   -----   -----
     Non-Information Technology
        Systems                    $400,000  $475,000      8%     66%     10%     16%
     Information Systems             40,000    50,000     20%     70%     10%
     Y2K Committee                   60,000    75,000     80%     10%      5%      5%
                                   --------  --------
     Total                         $500,000  $600,000
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

     The Company is making substantial effort to eliminate the exposure to any Y2K issues; however, no one can accurately predict how many Y2K problem-related failures will occur or the severity, duration, or financial consequences of these potential failures, especially with regard to Third-Party Systems. As a result, a significant number of operational inconveniences and inefficiencies for the Company and its clients may occur that could divert management's time, attention, financial resources, and human resources from its ordinary business activities; and a lesser number of serious system failures may occur that could require significant efforts by the Company and its clients to prevent or alleviate material business disruption.

Contingency Plans

     The Company has been developing contingency plans to be implemented as part of its efforts to identify and correct Y2K issues. The Company has substantially completed the contingency plans for assets owned as of June 30, 1999. These contingency plans range from manual overrides, as described in the aforementioned example, to alternative processes such as building lock-downs in the event of a long-term power failure. Fortunately, most buildings currently have contingency plans in place for natural disasters such as earthquakes, floods, ice storms, and the like, which provide a basis for the Y2K contingency plans. These plans may also include short-term use of backup equipment and software, increased work hours for Company personnel or use of contract personnel, and orderly shut-down of the building on December 31, 1999 and January 1, 2000 in order to perform tests of critical systems.

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

Recently Issued Accounting Standards

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS No. 133"). FAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("FAS No. 137"). FAS No. 133 was originally effective for all fiscal quarters of fiscal years beginning after June 15, 1999. FAS No. 137 deferred the effective date of FAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company believes that upon implementation, FAS No. 133 will not have a material impact on the financial statements of the Company.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

     The Company's primary market risk exposure is to changes in interest rates as a result of its line of credit and long-term debt. At June 30, 1999, the Company had outstanding total indebtedness, including its pro rata share of joint venture debt and construction loans, of approximately $970.0 million, or approximately 46.41% of total market capitalization. The Company's interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower its overall borrowing costs. To achieve this objective, the Company manages its exposure to fluctuations in market interest rates for its borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks to mitigate its interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of its variable debt. The Company does not enter into derivative or interest rate transactions for speculative purposes. Approximately 66% of the Company's outstanding debt was subject to fixed rates with a weighted average interest rate of 7.18% at June 30, 1999. An additional 11% of the Company's outstanding debt at June 30, 1999 was effectively locked at an interest rate of 7.63% through an interest rate swap agreement for a notional amount of $110.0 million. Further, 5% of the Company's debt at June 30, 1999 was effectively locked at a rate of 7.53% through an interest rate swap agreement for a notional amount of $50.0 million. The Company regularly reviews interest rate exposure on its outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

     The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations outstanding at June 30, 1999, the table presents principal cash flows and related weighted average interest rates by expected maturity dates including the Company's pro rata share of joint venture debt totaling $86.4 million. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve as of June 30, 1999.

                                                          Expected Maturity Date
                                                               (in thousands)
                                  --------------------------------------------------------------------------------
                                                                                                             Fair
                                  1999      2000       2001       2002     2003     Thereafter    Total      Value
                                  ----      ----       ----       ----     ----     ----------    -----      -----

        Liabilities
Long-Term Debt:
   Fixed Rate                   $1,570    $8,535    $  8,022   $ 17,869    $67,624    $536,989   $640,609   $640,609
      Average Interest Rate       7.59%     7.10%       7.10%      7.10%      7.09%       7.18%
   Variable Rate                                    $229,367   $100,000                          $329,367   $329,367
      Average Interest Rate       6.62%     6.62%       6.62%      6.61%

       Interest Rate
        Derivatives
Interest Rate Swaps:
   Variable to Fixed                                                       $50,000    $110,000   $160,000   $160,000
      Avg. Pay Rate               6.22%     6.22%       6.22%      6.22%      6.16%       6.25%
      Avg. Receive Rate           5.24%     5.24%       5.24%      5.24%      5.24%       5.24%

     The table incorporates only those exposures that exist as of June 30, 1999 and does not consider exposures or positions which could arise after that date. In addition, because firm commitments are not represented in the table above, the information presented therein has limited predictive value. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the future period, prevailing interest rates, and the Company's hedging strategies at that time. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's financing requirements.

                                    PART II
                               OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

     On May 4, 1999, the Company held its Annual Meeting of Shareholders.

     At the meeting, three Class III Trustees, Thomas J. Hynes, Jr., Barry J.C. Parker, and Michael V. Prentiss were elected to serve as Trustees until the 2002 Annual Meeting of the Shareholders, and until each respective successor is duly elected and qualified. Thomas F. August, Dr. Leonard M. Riggs, Jr., Ronald G. Steinhart, and Lawrence A. Wilson, the remaining trustees, have terms that continued after the Annual Meeting and did not, therefore, stand for election at the 1999 Annual Meeting of Shareholders.

     The votes cast for the Trustees were:

     Thomas J. Hynes, Jr.
          Votes for:         31,541,762
          Votes withheld:       193,962

     Barry J.C. Parker
          Votes for:         31,541,962
          Votes withheld:       193,762

     Michael V. Prentiss
          Votes for:         31,515,862
          Votes withheld:       219,862

     In addition, the Shareholders approved an amendment to the Company's Trustees' Share Incentive Plan (the "Trustees Plan") to fix the maximum number of Common Shares issuable under the Trustees Plan at 200,000 with 27,321,957 shares voting in favor, 4,347,616 shares voting against and 66,151 shares abstaining.

Item 5.   Other Information

          Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits

          EXHIBIT NO.  DESCRIPTION
          -----------  -----------

              3.1      -- Form of Amended and Restated Declaration of Trust of
                       the Registrant (filed as Exhibit 3.1 to the Company's
                       Registration Statement on Amendment No. 1 of Form S-11,
                       File No. 333-09863, and incorporated by reference
                       herein).
              3.2      -- Bylaws of the Registrant (filed as Exhibit 3.2 to the
                       Company's Registration Statement on Amendment No. 1 of
                       Form S-11, File No. 333-09863, and incorporated by
                       reference herein).
              3.3      -- Articles Supplementary, dated December 18, 1997,
                       Classifying and Designating a Series of Preferred Shares
                       of Beneficial Interest as Series A Cumulative Convertible
                       Redeemable Preferred Shares of Beneficial Interest and
                       Fixing Distribution and Other Preferences and Rights of
                       Such Shares (filed as Exhibit 3.1 to the Company's
                       Current Report on Form 8-K, filed January 15, 1998, File
                       No. 001-14516).
              3.4      -- Articles Supplementary, dated February 17, 1998,
                       Classifying and Designating a Series of Preferred Shares
                       of Beneficial Interest as Junior Participating Cumulative
                       Convertible Redeemable Preferred Shares of Beneficial
                       Interest, Series B, and Fixing Distribution and Other
                       Preferences and Rights of Such Shares (filed as an
                       Exhibit to the Company's Registration Statement on Form
                       8-A filed on February 17, 1998, File No. 000-23813).
              3.5      -- Articles Supplementary, dated June 25, 1998,
                       Classifying and Designating a Series of Preferred Shares
                       of Beneficial Interest as Series B Cumulative Redeemable
                       Perpetual Preferred Shares of Beneficial Interest and
                       Fixing Distribution and Other Preferences and Rights of
                       Such Shares (filed as an exhibit to the Company's Form
                       10-Q filed on August 12, 1998, File No. 001-14516).
              4.1      -- Form of Common Share Certificate (filed as Exhibit 4.1
                       to the Company's Registration Statement on Amendment No.
                       1 of Form S-11, File No. 333-09863, and incorporated by
                       reference herein).
              4.2      -- Rights Agreement, dated February 6, 1998, between the
                       Company and First Chicago Trust Company of New York, as
                       Rights Agent (filed as an Exhibit 4.1 to the Company's
                       Registration Statement on Form 8-A filed on February 17,
                       1998, File No. 000-23813).
              4.3      -- Form of Rights Certificate (included as Exhibit A to
                       the Rights Agreement (Exhibit 4.2)).
              4.4      -- Form of Series A Preferred Share Certificate (filed as
                       Exhibit 4.2 to the Company's Registration Statement on
                       Form S-3, filed on October 16, 1998, File No. 333-65793).
             27.1*     -- Financial Data Schedule.
             -----     ---------------------------

          * Filed herewith.

(b)       Reports on Form 8-K

               On April 1, 1999, the Company filed with the SEC Amendment No. 3, which amends the Current Report of Form 8-K filed with the SEC on October 9, 1998 and amended by Amendments No. 1 and No. 2 filed with the SEC on December 24, 1998 and January 25, 1999, respectively. The Current Report relates to the acquisition of a single Class A suburban office Property in the Oakland, California area (the "Ordway Property") and two Class A office Properties in the suburban Washington, D.C. area (the "Willow Oaks Properties"). Such report also contains updated Risk Factors of the Company.

               On April 1, 1999, the Company filed with the SEC Amendment No. 1 which amends the Current Report of Form 8-K filed with the SEC on February 16, 1999. The Current Report relates to the acquisition in 1998 of a single Class A office Property in the Chicago, Illinois area (the "One O'Hare Centre Property") and seven Class A office Properties in the Houston, Texas area (the "Fidinam Office Portfolio"). Such report also included information with respect to the acquisitions during 1997 of four Class A office Properties in the suburban Washington, D.C. area (the "Calverton Office Park Properties" and the "7101 Wisconsin Avenue Property").

                                   SIGNATURE
                                   ---------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              PRENTISS PROPERTIES TRUST



Date:  August 12, 1999        By:        /s/ Thomas P. Simon
                                 ----------------------------------------
                                 Thomas P. Simon
                                 Senior Vice President and Chief Accounting
                                 Officer (Principal Accounting Officer and Duly Authorized Officer of the Company)