Form 10-Q
period 1999-09-30
PRENTISS PROPERTIES TRUST/MD
filed 1999-11-12
CIK 1011699

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-Q




                 Quarterly Report under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934



For the Quarter Ended September 30, 1999         Commission File Number  1-14516


                           PRENTISS PROPERTIES TRUST
            (Exact Name of Registrant as Specified in its Charter)



          Maryland                                               75-2661588
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)



          3890 West Northwest Highway, Suite 400, Dallas, Texas  75220
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

                         Yes      X              No
                               --------             --------

The number of Common Shares of Beneficial Interest, $0.01 par value, outstanding as of November 10, 1999, was 37,608,439 and the number of outstanding Participating Cumulative Redeemable Preferred Shares of Beneficial Interest, Series A, was 3,773,585.

PRENTISS PROPERIES TRUST


                                     INDEX
                                     -----

Part I:      FINANCIAL INFORMATION                                                              Page Number
                                                                                                -----------
             Item 1.  Financial Statements

                      Consolidated Balance Sheets of Prentiss Properties Trust at
                      September 30, 1999 (unaudited) and December 31, 1998                             4

                      Consolidated Statements of Income of Prentiss Properties Trust
                      for the three month periods and the nine month periods ended
                      September 30, 1999 and 1998 (unaudited)                                          5

                      Consolidated Statements of Cash Flows of Prentiss Properties
                      Trust for the nine month periods ended September 30, 1999 and
                      1998 (unaudited)                                                                  6

                      Notes to Consolidated Financial Statements                                     7-14

             Item 2.  Management's Discussion and Analysis of Financial Condition and
                      Results of Operations                                                         15-26

             Item 3.  Quantitative and Qualitative Disclosures about Market Risk                       27

Part II:     OTHER INFORMATION

             Item 1.  Legal Proceedings                                                                28
             Item 2.  Changes in Securities                                                            28
             Item 3.  Defaults Upon Mortgages and Notes Payable                                        28
             Item 4.  Submission of Matters to a Vote of Security Holders                              28
             Item 5.  Other Information                                                                28
             Item 6.  Exhibits and Reports on Form 8-K                                              28-30

SIGNATURE                                                                                              31

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

 .  The Company's failure to qualify as a Real Estate
   Investment Trust ("REIT");

     Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected or projected. Such forward-looking statements reflect the Company's current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to the Company's operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. A detailed discussion of risks is included in the Company's Form 10-K, filed on March 29, 1999, under the caption "Risk Factors."


                                     PART I
                             FINANCIAL INFORMATION

Item 1.  Financial Statements

                           PRENTISS PROPERTIES TRUST
                          CONSOLIDATED BALANCE SHEETS

                   (dollars in thousands, except share data)

                                                                               September 30,          December 31,
                                                                                    1999                  1998
                                                                            --------------------  --------------------
                                                                                (Unaudited)
                                               ASSETS
Real estate.....................................................                     $1,852,779            $1,810,735
   Less: accumulated depreciation...............................                        (89,333)              (61,232)
                                                                                     ----------            ----------
                                                                                      1,763,446             1,749,503

Deferred charges and other assets, net..........................                        108,311                74,560
Receivables, net................................................                         24,363                20,484
Cash and cash equivalents.......................................                         12,647                 5,523
Escrowed cash...................................................                          6,621                 8,172
Other receivables (affiliates)..................................                          4,688                 2,245
Investments in joint ventures and unconsolidated subsidiary.....                         19,802                10,658
                                                                                     ----------            ----------
 Total assets...................................................                     $1,939,878            $1,871,145
                                                                                     ==========            ==========
                        LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
 Debt on real estate............................................                     $  854,842            $  800,263
 Accounts payable and other liabilities.........................                         57,561                62,410
 Distributions payable..........................................                         21,205                17,774
                                                                                     ----------            ----------
    Total liabilities...........................................                        933,608               880,447
                                                                                     ----------            ----------

Minority interest in operating partnership......................                        177,460               128,775
                                                                                     ----------            ----------
Minority interest in real estate partnerships...................                          1,458                 1,345
                                                                                     ----------            ----------

Commitments and contingencies

Shareholders' equity:
  Preferred shares $.01 par value, 20,000,000
  shares authorized, 3,773,585 shares issued and
  outstanding...................................................                        100,000               100,000
     Common shares $.01 par value, 100,000,000 shares
     authorized, 40,047,719 (includes 2,215,100 in treasury)
     and 39,930,288 (includes 998,800 in treasury)
     shares issued and outstanding at September 30, 1999
     and December 31, 1998, respectively........................                            400                   399
 Additional paid-in capital.....................................                        788,927               787,193
 Distributions in excess of accumulated earnings................                         (6,149)               (3,700)
 Common shares in treasury, at cost, 2,215,100
   and 998,800 at September 30, 1999 and
   December 31, 1998, respectively..............................                        (55,826)              (23,314)
                                                                                     ----------            ----------
   Total shareholders' equity...................................                        827,352               860,578
                                                                                     ----------            ----------
   Total liabilities and shareholders' equity...................                     $1,939,878            $1,871,145
                                                                                     ==========            ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                           PRENTISS PROPERTIES TRUST
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                     (in thousands, except per share data)

                                                                    Three Months     Three Months      Nine Months      Nine Months
                                                                        Ended            Ended            Ended            Ended
                                                                   Sept. 30, 1999   Sept. 30, 1998   Sept. 30, 1999   Sept. 30, 1998
                                                                   --------------  ---------------  ---------------  ---------------
Revenues:
 Rental income.................................................           $76,119          $63,531         $220,179      $167,470
 Mortgage interest.............................................                 -              960                          2,880
 Management and other fees, net................................               609              580            1,804         1,543
                                                                          -------          -------         --------      --------
  Total revenues...............................................            76,728           65,071          221,983       171,893
                                                                          -------          -------         --------      --------
Expenses:
 Property operating and maintenance............................            18,218           15,874           51,037        39,455
 Real estate taxes.............................................             8,699            6,828           26,116        18,096
 General and administrative and personnel costs, net...........             2,122            1,889            6,532         5,768
 Interest expense..............................................            15,442           11,566           43,530        28,245
 Amortization of deferred financing costs......................               276              200              795           596
 Depreciation and amortization.................................            14,216           11,221           39,700        29,380
                                                                          -------          -------         --------      --------
  Total expenses...............................................            58,973           47,578          167,710       121,540
                                                                          -------          -------         --------      --------
Equity in income of joint ventures and unconsolidated
 subsidiary....................................................               973            2,222            3,217         5,172
                                                                          -------          -------         --------      --------

Income before gains on sale, minority interests, and
 extraordinary items...........................................            18,728           19,715           57,490        55,525
Gains on sale..................................................             1,354            4,379            1,643         8,203
Minority interests.............................................            (2,886)          (2,862)          (8,281)       (5,041)
                                                                          -------          -------         --------      --------

Income before extraordinary items..............................            17,196           21,232           50,852        58,687
Extraordinary items............................................                 -                -                -        (8,908)
                                                                          -------          -------         --------      --------
Net income.....................................................            17,196           21,232           50,852        49,779
Preferred dividends............................................            (1,660)          (1,505)          (4,830)       (4,146)
                                                                          -------          -------         --------      --------
Net income applicable to common shareholders...................           $15,536          $19,727         $ 46,022      $ 45,633
                                                                          =======          =======         ========      ========
Net income per common share before extraordinary items  basic..           $  0.41          $  0.50         $   1.21      $   1.41
                                                                          -------          -------         --------      --------
Extraordinary items............................................                 -                -                -         (0.21)
                                                                          -------          -------         --------      --------
Net income per common share  basic.............................           $  0.41          $  0.50         $   1.21      $   1.18
                                                                          -------          -------         --------      --------
Weighted average number of common shares outstanding  basic....            37,930           39,349           37,973        38,680
                                                                          =======          =======         ========      ========
Net income per common share before
   extraordinary items  diluted................................           $  0.41          $  0.49         $   1.21      $   1.38
Extraordinary items............................................                 -                -                -         (0.21)
                                                                          -------          -------         --------      --------
Net income per common share  diluted...........................           $  0.41          $  0.49         $   1.21      $   1.17
                                                                          =======          =======         ========      ========
Weighted average number of common shares and
 common share equivalents outstanding  diluted.................            38,063           43,280           38,068        42,425
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

                           PRENTISS PROPERTIES TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (dollars in thousands)

                                                                                       Nine Months               Nine Months
                                                                                          Ended                     Ended
                                                                                     Sept. 30, 1999             Sept. 30, 1998
                                                                                 -----------------------  --------------------------
Cash Flows from Operating Activities:
   Net income.............................................................                    $  50,852                   $  49,779

   Adjustments to reconcile net income to net cash provided by operating activities:
       Minority interests.................................................                        8,281                       5,041
       Extraordinary items................................................                            -                       8,908
       Gains on sale......................................................                       (1,643)                     (8,203)
       Provision for doubtful accounts....................................                        1,076                         827
       Depreciation and amortization......................................                       39,700                      29,380
       Amortization of deferred financing costs...........................                          795                         596
   Equity in income of joint ventures and unconsolidated subsidiary.......                       (3,217)                     (5,172)
       Non-cash compensation..............................................                           75                          75
  Changes in assets and liabilities:
   Deferred charges and other assets......................................                       (2,593)                     (2,989)
   Receivables............................................................                       (4,955)                     (8,129)
   Escrowed cash..........................................................                       (2,113)                       (599)
   Other receivables (affiliates).........................................                       (2,443)                      4,401
   Accounts payable and other liabilities.................................                       (5,216)                      8,916
                                                                                              ---------                   ---------
   Net cash provided by operating activities..............................                       78,599                      82,831
                                                                                              ---------                   ---------
Cash Flows from Investing Activities:
   Purchase and development of real estate................................                      (69,692)                   (594,263)
   Investment in real estate..............................................                      (43,370)                    (35,723)
   Investment in joint ventures...........................................                       (9,918)                          -
   Investment in mortgage note receivable.................................                            -                         230
   Proceeds from sale of real estate......................................                       29,291                      42,905
 Distributions received from joint ventures and unconsolidated subsidiary.                        3,800                       7,194
                                                                                              ---------                   ---------
   Net cash used in investing activities..................................                      (89,889)                   (579,657)
                                                                                              ---------                   ---------
Cash Flows from Financing Activities:
   Net proceeds from sale of common shares................................                          829                     106,841
   Net proceeds from sale of preferred shares.............................                            -                      25,000
   Net proceeds from sale of preferred units..............................                       50,000                      95,000
   Purchase of treasury shares............................................                      (28,847)                    (23,314)
   Distributions paid to limited partners.................................                       (2,126)                     (3,061)
   Distributions paid to common shareholders..............................                      (47,399)                    (44,799)
   Distributions paid to preferred shareholders...........................                       (4,679)                     (2,671)
   Distributions paid to preferred unitholders............................                       (3,943)                       (131)
   Proceeds from debt on real estate......................................                      355,844                     617,441
   Repayments of debt on real estate......................................                     (301,265)                   (277,025)
                                                                                              ---------                   ---------
   Net cash provided by financing activities..............................                       18,414                     493,281
                                                                                              ---------                   ---------
   Net change in cash and cash equivalents................................                        7,124                      (3,545)
   Cash and cash equivalents, beginning of period.........................                        5,523                       7,075
                                                                                              ---------                   ---------
   Cash and cash equivalents, end of period...............................                    $  12,647                   $   3,530
                                                                                              =========                   =========
Supplemental Cash Flow Information:
   Cash paid for interest.................................................                    $  45,932                   $  29,492
                                                                                              =========                   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                           PRENTISS PROPERTIES TRUST
                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS


1.   The Organization

     Prentiss Properties Trust is a Maryland Real Estate Investment Trust ("REIT") that acquires, owns, manages, leases, develops and builds office and industrial properties throughout the United States. The Company is self-administered in that it provides its own administrative services, such as accounting, tax and legal, internally through its own employees. The Company is self-managed in that it internally provides all the management and maintenance services that its properties require through its own employees, such as property managers, leasing professionals and engineers. The Company operates principally through Prentiss Properties Acquisition Partners, L.P. and its subsidiaries (the "Operating Partnership") and Prentiss Properties Limited, Inc. (the "Manager") (collectively referred to herein as the "Company"). As of September 30, 1999, the Company owned interests in a diversified portfolio of 225 primarily suburban Class A office and suburban industrial properties containing approximately 20.9 million net rentable square feet. The properties consist of 133 office buildings (the "Office Properties") containing approximately 14.3 million net rentable square feet and 92 industrial buildings (the "Industrial Properties" and together with the Office Properties, the "Properties") containing approximately
6.6 million net rentable square feet. The Properties include 11 Properties containing 1.3 million square feet that are in various stages of development or have been recently developed by the Company and are in various stages of lease-up (the "Development Properties"). The Development Properties, upon completion, will include 989,000 square feet of office space and 262,000 square feet of industrial space. As of September 30, 1999, the Office Properties and Industrial Properties, exclusive of the Development Properties, were approximately 95% leased to 1,230 tenants and approximately 98% leased to 246 tenants, respectively. In addition to managing the Properties that the Company owns or has ownership interests in, the Company manages approximately 25.4 million net rentable square feet in office, industrial and other properties that are owned by third parties.

     The Share Repurchase Program, Preferred Shares and Unit Registration

     On September 9, 1999, the Company filed, with the Securities and Exchange Commission ("SEC"), a Registration Statement on Form S-3 relating to the registration of 20,126 common shares of beneficial interest that may be issued to the holders of 20,126 units of limited partnership interest in Prentiss Properties Acquisition Partners, L.P., upon redemption of such units.

     During 1998, the Company's board of trustees (the "Board of Trustees") authorized the repurchase of up to 2.0 million common shares in the open market or negotiated private transactions. In fiscal 1998, the Company repurchased 998,800 common shares at an average price of $23.30 per share. Beginning September 14, 1999, the Company's repurchase program resumed and, as of November 10, 1999, the Company has purchased an additional 341,600 common shares at an average purchase price of $21.84 per share. Since the inception of the share repurchase program, the Company has repurchased 1,340,400 common shares of the 2,000,000 common shares authorized by the Board of Trustees.

     On September 17, 1999, the Company privately placed 2,000,000, $25 par value, Series C Cumulative Redeemable Perpetual Preferred Units (the "Series C Perpetual Preferred Units") with an institutional investor. The issue resulted in gross consideration of $50 million. Such proceeds were used to repay borrowings under the Company's line of credit (as defined in Note 4). The Series C Perpetual Preferred Units are callable by the Company in five years at par value and have a coupon rate of 9.45% per annum. The Series C Perpetual Preferred Units are accounted for at their $50 million redemption value in the line item "Minority interest in operating partnership" on the Company's balance sheet.

2.   Basis of Presentation

     The accompanying financial statements are unaudited; however, the financial statements of the Company have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the rules and regulations of the SEC. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results to be obtained for the full fiscal year. These financial statements should be read

                           PRENTISS PROPERTIES TRUST
                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS


in conjunction with the December 31, 1998 audited financial statements and notes thereto of the Company, included in its annual report on Form 10-K for the fiscal year ended December 31, 1998.

3.   Real Estate

     During the three months ended September 30, 1999, the Company completed the following real estate transactions:

     On July 1, 1999, the Company disposed of the Regents Centre office buildings, located in the Phoenix, Arizona, area, which contained 101,000 square feet. In connection with the sale, the Company received gross proceeds of approximately $11.2 million and recorded a gain on sale of $744,000.

     On July 2, 1999, the Company disposed of the six industrial buildings comprising Shadowridge Plaza in San Diego, California for gross proceeds of approximately $5.0 million, resulting in a gain on sale of $152,000. Shadowridge Plaza contained 32,000 square feet of industrial space.

     On July 20, 1999 the Company acquired two office buildings for a purchase price of $9.8 million. The two buildings ("Orchard Place I and II") contain approximately 105,000 square feet and are located in the Denver, Colorado, area.

     On August 23, 1999, the Company sold the Simpson Business Park industrial buildings in the San Diego, California, area, for gross proceeds of approximately $3.3 million, resulting in a gain on sale of $458,000. Simpson Business Park contained 56,000 square feet of industrial space.

4.   Debt on Real Estate

     At September 30, 1999, the Company had debt on real estate of $854.8 million, excluding the Company's proportionate share of debt on its 50% and 20% equity investments in the joint ventures owning the Broadmoor Austin Properties (as defined herein) and the Burnett Plaza Property, respectively.

     The Company's debt transactions for the three months ended September 30, 1999 are summarized in the table below:

                                                                  (in thousands)
Debt on real estate at June 30, 1999.............................     $883,576
 Net payments under the line of credit...........................      (28,000)
 Net payment on mortgage loans...................................         (734)
                                                                      --------
Debt on real estate at September 30, 1999........................     $854,842
                                                                      ========

     During the period, the Company made net payments against its $300.0 million line of credit (the "Line of Credit") of $28.0 million resulting in an outstanding balance of $188.1 million at September 30, 1999. The Company's Line of Credit bears interest at LIBOR plus 137.5 basis points and matures on January 2, 2001. At September 30, 1999, LIBOR was equal to 5.40%.

     Of the Company's debt balance at September 30, 1999, $548.2 million is fixed rate, non-recourse, long-term mortgages. The remaining $306.6 million is floating rate debt, of which $50.0 million is hedged through interest rate swaps until September 2003 and $110.0 million is hedged through interest rate swaps until September 2004. Future scheduled principal repayments of debt on real estate are as follows:

                                                                  (in thousands)
1999......................................................           $    864
2000......................................................              8,751
2001......................................................            207,722
2002......................................................            105,539
2003......................................................             64,397
Thereafter................................................            467,569
                                                                     --------
  Total                                                              $854,842
                                                                     ========

                           PRENTISS PROPERTIES TRUST
                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS

5.  Distribution

    On September 9, 1999, the Company declared a cash distribution for the third quarter of 1999 in the amount of $.44 per share, payable on October 15, 1999 to common shareholders of record on September 30, 1999. Additionally, it was determined that a distribution of $.44 per unit would be made to the partners of the Operating Partnership, and the holders of the Company's Series A Convertible Preferred Shares (the "Series A Convertible Preferred Shares"). The total distributions were paid on October 15, 1999, totaling approximately $19.0 million.

    In addition, quarterly distributions were declared on September 30, 1999 to the holders of the Series B Perpetual Preferred Units (the "Series B Perpetual Preferred Units") and the Series C Perpetual Preferred Units. The quarterly distributions equal to an annualized 8.3% of the face amount of the Series B Perpetual Preferred Units and an annualized, pro-rated 9.45% of the face amount of the Series C Perpetual Preferred Units totaling, in the aggregate, approximately $2.2 million were paid on October 1, 1999.

6.  Investment in Joint Ventures and Unconsolidated Subsidiary

    Included in Investments in Joint Ventures and Unconsolidated Subsidiary are the Company's investment in Broadmoor Austin Associates ("Broadmoor Austin"), the Company's investment in the Oaklands 21 and 27 development projects, the Company's investment in the Burnett Plaza Property and the Company's investment in the Manager. The Company accounts for its 50%, 60%, 20% and 95% investments in Broadmoor Austin, Oaklands 21 and 27, Burnett Plaza and the Manager, respectively, using the equity method of accounting, and thus reports its share of income and losses based on its ownership interest in the respective entities. At September 30, 1999, the carrying value of the Company's interest in Broadmoor Austin, Oaklands 21 and 27, Burnett Plaza and the Manager totaled $5.9 million, $1.2 million, $8.7 million and $4.0 million, respectively.

    The following is summarized financial information for 100% of Broadmoor Austin at September 30, 1999 and December 31, 1998 and for the three and nine months ended September 30, 1999 and 1998:

                                                     Sept. 30, 1999        Dec. 31, 1998
                                                  --------------------  -------------------
Balance sheets:                                              (in thousands)
---------------
Real estate and deferred charges, net.........             $104,761             $108,013
Total assets..................................             $120,583             $123,255
Mortgage note payable.........................             $154,000             $154,000
Venturers' deficit............................             $(34,132)            $(32,915)

                                                   Three Months        Three Months        Nine Months        Nine Months
                                                       Ended               Ended               Ended             Ended
                                                   Sept. 30, 1999       Sept. 30, 1998     Sept. 30, 1999    Sept. 30, 1998
                                                   --------------     ----------------    ----------------   --------------
                                                                                (in thousands)
Income statements:
------------------
Rental and other income........................          $4,950              $4,950           $14,845          $ 14,846
Interest expense...............................          $2,771              $2,771           $ 8,222          $  8,840
Depreciation and amortization..................          $1,084              $1,085           $ 3,252          $  3,251
Extraordinary items............................                                                                $ 12,900
Net income (loss)..............................          $  948              $  942           $ 2,923          $(10,620)

   The Company acquired a 20% equity interest in the joint venture owning the Burnett Plaza Property on March 25, 1999. The following is summarized financial information for 100% of Burnett Plaza at September 30, 1999, for the three months ended September 30, 1999 and the period from acquisition through September 30, 1999:

                           PRENTISS PROPERTIES TRUST
                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS



                                                    Sept. 30, 1999
                                                 --------------------
Balance sheet:                                      (in thousands)
--------------
Real estate and deferred charges, net..........          $88,757
Total assets...................................          $92,606
Mortgage note payable..........................          $47,000
Venturers' equity..............................          $43,379

                                                   Three Months         March 25, 1999
                                                       Ended                Through
                                                   Sept. 30, 1999       Sept. 30, 1999
                                                 -------------------  -------------------
Income statements:                                            (in thousands)
------------------
Rental and other income........................           $3,384               $6,723
Interest expense...............................           $  881               $1,829
Depreciation and amortization..................           $  596               $1,103
Extraordinary item.............................                -                    -
Net income (loss)..............................           $  233               $  507

   The following is summarized financial information for 100% of the Manager at September 30, 1999 and December 31, 1998 and for the three and nine months ended September 30, 1999 and 1998:

                                                   Sept. 30, 1999       Dec. 31, 1998
                                                 -------------------  ------------------
Balance sheets:                                              (in thousands)
---------------
Total assets...................................           $15,366             $15,326
Total liabilities..............................           $11,159             $11,119
Owners' equity.................................           $ 4,207             $ 4,207

                                                   Three Months         Three Months        Nine Months         Nine Months
                                                       Ended                Ended               Ended              Ended
                                                   Sept. 30, 1999       Sept. 30, 1998      Sept. 30, 1999      Sept. 30, 1998
                                                 -------------------  ------------------  ------------------  ------------------
Income statements:                                                               (in thousands)
------------------
Fee income.....................................               $5,498              $7,887             $15,939             $22,736
General and administrative and personnel
 costs, net....................................               $4,618              $6,009             $13,772             $18,685
Net income.....................................               $  452              $1,784             $ 1,654             $ 4,070

     The Oaklands 21 and 27 development projects had no operations for the periods ended September 30, 1999. The projects' assets totaled $2.6 million at September 30, 1999.

7.   Supplemental Disclosure of Non-Cash Activities

     During the three months ended September 30, 1999, the Company declared cash distributions totaling $19.0 million payable to holders of common shares, Operating Partnership units ("Units") and Series A Convertible Preferred Shares. The distributions were paid on October 15, 1999. In addition, distributions totaling $2.2 million were declared in September 1999 payable to holders of the Company's Series B and Series C Perpetual Preferred Units. Such distributions were paid on October 1, 1999.

     On January 21, 1999, pursuant to provisions of a forward stock contract, the Company reacquired 1,100,000 common shares from the Union Bank of Switzerland. $3.7 million of the proceeds used to reacquire the common shares were previously escrowed funds placed as collateral, in 1998, on the forward stock contract.

8.   Impact of the Year 2000 Issue

     The Year 2000 ("Y2K") compliance problem is the result of computer programs designed to use two-digit rather than four-digit years. Thus, the year 1999 is represented as 99 and the year 2000 would be represented as 00. This could be interpreted as either 1900 or 2000. Systems that have Y2K-related issues may
perceive time to have reverted back 100 years.   Systems, equipment and software
with exposure to Y2K-related problems exist not only in

                           PRENTISS PROPERTIES TRUST
                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS


computerized information systems ("Information Systems") but also in building operating systems such as elevators, alarm systems, energy management systems, phone systems, and numerous other systems and equipment ("Non-Information Technology Systems" and collectively, "Systems"). Failure to adequately identify and correct Y2K-related problems could result in a Systems failure or malfunction with potential adverse effects including personal injury, property damage, and disruption of operations. Any or all of these failures could materially and adversely affect the Company's business, financial condition, or results of operations.

     Due to the exposure and potential liabilities inherent in both the Systems used internally by the Company and those Systems used by third parties to conduct business with the Company, in September 1997, the Company created a Y2K committee (the "Y2K Committee") headed by the Vice President of Information Systems and co-chaired by the Vice President of National Property Operations. Due to the national presence of the Company, the Y2K Committee appointed approximately 85 employees (the "Y2K Coordinators") designated as either Y2K property coordinators ("Y2K Property Coordinators") or Y2K corporate office coordinators ("Y2K Corporate Office Coordinators"). The purpose of the Y2K Committee was to develop a plan to assess and mitigate the Company's exposure to potential Y2K-related problems (the "Company's Y2K Plan"). In order to implement the Company's Y2K Plan in a timely and uniform manner, during August 1998 the Y2K Committee held classes to educate the Y2K Coordinators on the steps to be taken to implement the Company's Y2K Plan. Due to the risks associated with inadequate assessment and remediation of the Systems, the Company engaged various independent sources to assist in the review of the Company's Y2K Plan, including:

 .  An embedded systems specialist to focus on building Systems
 .  A Big 5 Accounting firm to focus on financial Systems
 .  A legal firm specializing in Y2K-related issues(S)
 .  Computer Sciences Corporation ("CSC") to perform an overall review

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

Category                          Low            High         Q4/98        Q1/99        Q2/99        Q3/99        Q4/99
                               -----------    -----------  -----------  -----------  -----------  ------------  ----------
Non-Information Technology           $400,000     $475,000         8%         61%           4%           14%         13%
Information Systems                    40,000       50,000        20%         70%          10%
Y2K Committee                          60,000       75,000        80%         10%           5%            5%
                                --------------------------
Total                                $500,000     $600,000

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

Contingency Plans

     The Company has been developing contingency plans to be implemented as part of its efforts to identify and correct Y2K-related issues. The Company has substantially completed the contingency plans for assets owned as of September 30, 1999. These contingency plans range from manual overrides to alternative processes such as building lock-downs in the event of a long-term power failure. Fortunately, most buildings currently have contingency plans in place for natural disasters such as earthquakes, floods, ice storms, and the like, which provide a basis for the Y2K contingency plans. These plans may also include short-term use of backup equipment and software, increased work

                           PRENTISS PROPERTIES TRUST
                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS


hours for Company personnel or use of contract personnel, and orderly shut-down of buildings on December 31, 1999 and January 1, 2000 in order to perform tests of critical systems.

9.   Recently Issued Accounting Standards

     In September 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS No. 133"). FAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In September 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133" ("FAS No. 137"). FAS No. 133 was originally effective for all fiscal quarters of fiscal years beginning after September 15, 1999. FAS No. 137 deferred the effective date of FAS No. 133 to all fiscal quarters of all fiscal years beginning after September 15, 2000. The Company believes that upon implementation, FAS No. 133 will not have a material impact on the financial statements of the Company.

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

     The tables below present information about net income/(loss) and segment assets used by the chief operating decision maker of the Company as of and for the three and nine months ended September 30, 1999:

                                          For the Three Months Ended September 30, 1999
                                                          (in thousands)
                                                                                                   Corporate
                       Mid-                                                             Total     Not Allocable      Consolidated
                     Atlantic     Midwest   Northeast  Southeast  Southwest    West    Segments    to Segments          Total
                     --------    --------  ---------  ---------  ---------  --------  --------    -------------      ------------
Revenues                $14,212   $14,789     $7,043     $3,523    $19,734   $17,386   $76,687         $     41            $76,728
                        =======   =======     ======     ======    =======   =======   =======         ========            =======
Income before
 extraordinary item     $ 7,309   $ 6,568     $3,752     $1,268    $ 8,599   $10,321   $37,817         $(20,621)           $17,196
                        =======   =======     ======     ======    =======   =======   =======         ========            =======

                                            For the Nine Months Ended September 30, 1999
                                                           (in thousands)

                                                                                                    Corporate
                         Mid-                                                          Total      Not Allocable      Consolidated
                       Atlantic  Midwest   Northeast  Southeast  Southwest    West    Segments     to Segments          Total
                       --------  --------  ---------  ---------  ---------  --------  --------    -------------      ------------
Revenues               $ 43,225  $ 43,172   $ 20,150    $ 9,963   $ 54,112  $ 51,281  $  221,903       $     80       $  221,983
                       ========  ========   ========    =======   ========  ========  ==========       ========       ==========

Income before
 extraordinary
 Item                  $ 22,847  $ 20,607   $ 10,768    $ 3,237   $ 23,018  $ 28,162  $  108,639       $(57,787)      $   50,852
                       ========  ========   ========    =======   ========  ========  ==========       ========       ==========

                                                     As of September 30, 1999
                                                          (in thousands)

Assets                 $374,851  $367,871   $207,706    $71,614   $454,090  $428,025  $1,904,157       $ 35,721       $1,939,878
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

Reconciliation of Earnings per Share Numerator          Three Months     Three Months      Nine Months      Nine Months
                                                            Ended            Ended            Ended            Ended
                                                       Sept. 30, 1999   Sept. 30, 1998   Sept. 30, 1999   Sept. 30, 1998
                                                       ---------------  ---------------  ---------------  ---------------
                                                                     (in thousands, except per share data)
Net income...........................................         $17,196          $21,232          $50,852          $49,779
Preferred dividends..................................          (1,660)          (1,505)          (4,830)          (4,146)
                                                              -------          -------          -------          -------
Net income available to common shareholders..........         $15,536          $19,727          $46,022          $45,633
                                                              =======          =======          =======          =======
Reconciliation of Earnings per Share Denominator

Weighted average common shares outstanding...........          37,930           39,349           37,973           38,680
                                                              =======          =======          =======          =======

Basic Earnings per Share.............................         $  0.41          $  0.50          $  1.21          $  1.18
                                                              =======          =======          =======          =======

Dilutive Effect of Common Share Equivalents

Dilutive options.....................................             133              157               95              279
Dilutive preferred shares............................             (A)            3,774              (A)            3,466
Weighted average common shares outstanding...........          37,930           39,349           37,973           38,680
                                                              -------          -------          -------          -------
Weighted average common shares and common share
   equivalents.......................................          38,063           43,280           38,068           42,425
                                                              =======          =======          =======          =======

Diluted Earnings per Share...........................         $  0.41          $  0.49          $  1.21          $  1.17
                                                              =======          =======          =======          =======

(A) Preferred shares for the three and nine months ended September 30, 1999 are excluded from the calculation of Dilutive Earnings per Share as such shares are anti-dilutive for the respective periods.

12.  Subsequent Events

     On October 1, 1999, the Company disposed of the two office and seven industrial buildings in the Kansas City area, (the "Kansas City portfolio"). The Kansas City portfolio contained 148,000 square feet of office and approximately
1.5 million square feet of industrial space. In connection with the sale, the Company received gross proceeds of approximately $58.0 million and recorded a gain on sale of approximately $10.5 million.

     On October 1, 1999, the Company closed a collateral substitution whereby certain of the Kansas City Industrial Properties were released as collateral for the Company's $180.1 million mortgage loan (the "PPREFI Portfolio Loan"). In exchange, the Company provided new collateral which includes the Horsepen Road and Cottonwood Office Center Properties. The Horsepen Road Property consists of a 104,000 square feet, Class A office building located in the Metropolitan Washington, D.C., area. Cottonwood Office Center is comprised of three Class A office buildings, totaling 164,000 square feet, and is located in Suburban Dallas/Fort Worth.

     On October 4, 1999, the Company closed a $72.5 million five-year floating rate bank term loan priced at LIBOR plus 162.5 basis points. The loan is collateralized by the following four Properties: Willow Oaks I and II and 8521 Leesburg Pike in Metropolitan Washington, D.C., and Croton Road Corporate Center in Suburban Philadelphia, Pennsylvania. The proceeds from this loan were used to pay down the Company's outstanding balance on the Line of Credit.

                           PRENTISS PROPERTIES TRUST
                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS

     On October 5, 1999, the Company closed a $29.5 million, 11-year term loan with a fixed interest rate of 7.91%. The loan is collateralized by the World Savings Center Property in Oakland, California. The proceeds from this loan were used to pay down the Company's outstanding balance on the Line of Credit.

     On October 22, 1999, the Company acquired a single industrial building for gross proceeds of approximately $5.2 million. The property ("935 First Avenue") contains approximately 118,000 square feet and is located in Suburban Philadelphia.

     On October 29, 1999, the Company disposed of eight industrial buildings in the San Diego, California, area, (the "Copperwood Center"). Copperwood Center contained 126,000 square feet of industrial space. In connection with the sale, the Company received gross proceeds of approximately $6.05 million and recorded a gain on sale of approximately $784,000.

     On November 4, 1999, the Company acquired a single Class A office building for gross proceeds of approximately $21.6 million. The property (the "Fairmont Building") contains approximately 122,500 square feet and is located in Metropolitan Washington, D.C.

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

     At December 31, 1998, the Company owned 233 properties consisting of 128 office and 105 industrial properties containing in the aggregate 21.0 million net rentable square feet. During the nine months ended September 30, 1999, the Company acquired three office Properties totaling approximately 1.1 million square feet including a 20% equity interest in Burnett Plaza Associates ("Burnett Plaza"), a joint venture owning one Class A office property containing approximately 1.0 million square feet. Additionally, the Company sold 14 properties, transitioned six properties to operations, and acquired a 60% equity interest in two land parcels in Suburban Philadelphia, Pennsylvania (the "Oaklands 21 and 27 Development Projects"). The Company also began development of various projects containing 244,000 square feet. Inclusive of the Company's proportionate share of the net rentable square feet of Burnett Plaza and the development projects, at September 30, 1999, the Company had 225 properties (the "Properties") containing 21.0 million net rentable square feet. The Company's Properties include 11 Properties containing 1.3 million square feet that are in various stages of development or have been recently developed by the Company and are in various stages of lease-up. As of September 30, 1999, the 11 development Properties had incurred total costs of approximately $116.7 million and were 86% leased or committed.

Results of Operations

     The results of operations for the three month periods ended September 30, 1999 and 1998 include the respective operations of the Company. During the period from July 1, 1998 through September 30, 1999, the Company had significant property transactions including 14 Property acquisitions and 36 property dispositions. Consequently, the comparison of the periods provides only limited information regarding the operations of the Company as currently constituted.

Comparison of the Three Months Ended September 30, 1999 to the Three Months Ended September 30, 1998

     General. As a result of the Company's significant property transactions, with respect to the comparison of the results of operations for the three months ended September 30, 1999 to the three months ended September 30, 1998, the following should be considered:

     .  183  Properties that consolidated into the Company's results of operations were owned and fully operational at July 1, 1998 and remained in the Company's portfolio at September 30, 1999;
     .    8  Properties, including the Broadmoor Austin Properties and the recently acquired Burnett Plaza Property, are accounted for using the equity method of accounting;
     .   14  Properties, which are wholly-owned by the Company, were acquired subsequent to July 1, 1998 and remained in the Company's portfolio at September 30, 1999;
     .   36  properties were sold subsequent to July 1, 1998;
     .    1  Property, the World Savings Center Property, the economics of which were owned during the comparative periods, was converted to real estate from a mortgage note receivable in December 1998;
     .    8  Properties that were developed by the Company became operational subsequent to July 1, 1998 and remained in the portfolio at
             September 30, 1999; and
     .   11  Properties were in various stages of development or in various stages of lease-up at September 30, 1999.

     Rental Revenue. Rental revenues increased by $12.6 million, or 19.8%, to $76.1 million from $63.5 million primarily as a result of Properties acquired or development Properties becoming operational subsequent to July 1, 1998, offset by properties that were sold subsequent to July 1, 1998. Rental income for the 183 Properties that were owned and fully operational at July 1, 1998 and remained in the Company's portfolio at September 30, 1999 increased by $4.6 million, or 8.3%, from $55.3 million for the three months ended September 30, 1998 to $59.9 million for the three months ended September 30, 1999. The increase for such 183 Properties was attributable to the Company's six regions as follows:

     .    21  Properties in the Mid-Atlantic Region increased $556,000, or 5.1%;
     .    24  Properties in the Midwest Region decreased $44,000, or .44%;
     .    20  Properties in the Northeast Region increased $157,000, or 2.9%;
     .    10  Properties in the Southeast Region increased $348,000, or 14.0%;
     .    28  Properties in the Southwest Region increased $2.1 million, or
              15.4%; and
     .    80  Properties in the West Region increased $1.4 million, or 10.9%.

     Property Operating and Maintenance. Property operating and maintenance increased by $2.3 million, or 14.7%, to $18.2 million from $15.9 million primarily as a result of Properties acquired or development Properties becoming operational subsequent to July 1, 1998, offset by properties that were sold subsequent to July 1, 1998. Property operating and maintenance for the 183 Properties that were owned and fully operational at July 1, 1998 and remained in the Company's portfolio at September 30, 1999 increased by $1.3 million, or 8.2%, from $15.3 million for the three months ended September 30, 1998 to $16.6 million for the three months ended September 30, 1999. The increase for such 183 Properties was attributable to the Company's six regions as follows:

     .    21  Properties in the Mid-Atlantic Region increased $111,000, or 3.6%;
     .    24  Properties in the Midwest Region increased $199,000, or 9.5%;
     .    20  Properties in the Northeast Region decreased $103,000, or 7.6%;
     .    10  Properties in the Southeast Region increased $219,000, or 21.8%;
     .    28  Properties in the Southwest Region increased $445,000, or 10.2%;
              and
     .    80  Properties in the West Region increased $374,000, or 11.0%.

     Real Estate Taxes. Real estate taxes increased by $1.9 million, or 27.4%, to $8.7 million from $6.8 million primarily as a result of Properties acquired or development Properties becoming operational subsequent to July 1, 1998, offset by properties that were sold subsequent to July 1, 1998. Real estate taxes for the 183 Properties that were owned and fully operational at July 1, 1998, and remained in the Company's portfolio at September 30, 1999 increased by $757,000, or 13.3%, from $5.7 million for the three months ended September 30, 1998, to $6.4 million for the three months ended September 30, 1999. The increase for such 183 Properties was attributable to the Company's six regions as follows:

     .    21  Properties in the Mid-Atlantic Region increased $46,000, or 5.8%;
     .    24  Properties in the Midwest Region increased $182,000, or 15.5%;
     .    20  Properties in the Northeast Region increased $65,000, or 15.3%;
     .    10  Properties in the Southeast Region increased $57,000, or 30.7%;
     .    28  Properties in the Southwest Region increased $435,000, or 21.5%;
              and
     .    80  Properties in the West Region decreased $28,000, or 2.6%.

       General and Administrative and Personnel Costs, Net. General and administrative and personnel costs increased by $233,000, or 12.3%, to $2.1 million from $1.9 million primarily as a result of Properties acquired or development Properties becoming operational subsequent to July 1, 1998, offset by properties that were sold subsequent to July 1, 1998.

     Interest Expense. Interest expense increased by $3.9 million, or 33.5%, to $15.4 million from $11.6 million primarily as a result of the increase of the debt on real estate from $593.9 million at July 1, 1998 to $854.8 million at September 30, 1999. The increase in debt on real estate during the period resulted primarily from the significant property transactions occurring between July 1, 1998 and September 30, 1999.

       Depreciation and Amortization. Depreciation and amortization increased by $3.0 million, or 26.7%, to $14.2 million from $11.2 million primarily as a result of Properties acquired or development Properties becoming operational subsequent to July 1, 1998, offset by properties that were sold subsequent to July 1, 1998. Depreciation and amortization for the 183 Properties that were owned and fully operational at July 1, 1998 and remained in the Company's portfolio at September 30, 1999, increased by $920,000, or 10.0%, from $9.2 million for the three months ended September 30, 1998, to $10.1 million for the three months ended September 30, 1999. The increase for such 183 Properties was attributable to the Company's six regions as follows:

     .    21  Properties in the Mid-Atlantic Region increased $90,000, or 4.7%;
     .    24  Properties in the Midwest Region increased $130,000, or 8.0%;
     .    20  Properties in the Northeast Region increased $55,000, or 6.2%;
     .    10  Properties in the Southeast Region increased $8,000, or 1.2%;
     .    28  Properties in the Southwest Region increased $452,000, or 20.8%;
              and
     .    80  Properties in the West Region increased $186,000, or 9.4%.

       Equity in Income of Joint Ventures and Unconsolidated Subsidiary. Equity in income of joint ventures and unconsolidated subsidiary decreased from $2.2 million for the three months ended September 30, 1998 to $1.0 million for the three months ended September 30, 1999. The net decrease was primarily attributable to a decrease of $1.3 million in the Company's proportionate share of net income from the Manager, offset by $47,000 which represents the Company's proportionate share of the operations of Burnett Plaza. The management of certain third party properties were transferred from the Manager to Prentiss Properties Trust which decreased management fees for the Manager.

       Gains on Sale. Gains on sale decreased by $3.0 million, to $1.4 million, from $4.4 million. During the three months ended September 30, 1998, the Company sold two properties containing 197,000 square feet. During the three months ended September 30, 1999, the Company sold 12 properties comprising 189,000 square feet. It is the Company's strategy to obtain the maximum value from each of its Properties, which is occasionally achieved through the sale of properties.

       Minority Interests. Minority interests increased by $24,000, or 1.0%. The increase in minority interests is primarily attributable to an increase in the minority interests holdings resulting from the issuance of 2,000,000, $25 par value, Series C Cumulative Redeemable Perpetual Preferred Units (the "Series C Perpetual Preferred Units") on September 17, 1999, offset by minority interests effect of lower net income before minority interests for the three month period ended September 30, 1999 from the three month period ended September 30, 1998.

Comparison of the Nine Months Ended September 30, 1999 to the Nine Months Ended September 30, 1998

     General. As a result of the Company's significant property transactions, with respect to the comparison of the results of operations for the nine months ended September 30, 1999 to the nine months ended September 30, 1998, the following should be considered:

     .   120  Properties that consolidated into the Company's results of operations were owned and fully operational at January 1, 1998 and remained in the Company's portfolio at September 30, 1999;
     .     8  Properties, including the Broadmoor Austin Properties and the recently acquired Burnett Plaza Property, are accounted for using the equity method of accounting;
     .    76  Properties, which are wholly-owned by the Company, were acquired subsequent to January 1, 1998 and remained in the Company's portfolio at September 30, 1999;
     .    43  properties were sold subsequent to January 1, 1998;
     .     1  Property, the World Savings Center Property, the economics of which were owned during the comparative periods, was converted to real estate from a mortgage note receivable in December 1998;
     .     9  Properties that were developed by the Company became operational subsequent to January 1, 1998 and remained in the portfolio at
              September 30, 1999; and
     .    11  Properties were in various stages of development or in various stages of lease-up at September 30, 1999.

     Rental Revenue. Rental revenues increased by $52.7 million, or 31.5%, to $220.2 million from $167.5 million primarily as a result of Properties acquired or development Properties becoming operational subsequent to January 1, 1998, offset by properties that were sold subsequent to January 1, 1998. Rental income for the 120 Properties that were owned and fully operational at January 1, 1998 and remained in the Company's portfolio at September 30, 1999 increased by $4.9 million, or 3.9%, from $126.2 million for the nine months ended September 30, 1998 to $131.0 million for the nine months ended September 30, 1999. The increase for such 120 Properties was attributable to the Company's six regions as follows:

     .    20  Properties in the Mid-Atlantic Region increased $1.5 million, or
              5.1%;
     .    21  Properties in the Midwest Region decreased $137,000, or .52%;
     .    15  Properties in the Northeast Region increased $599,000, or 4.3%;
     .    10  Properties in the Southeast Region increased $214,000, or 2.7%;
     .    20  Properties in the Southwest Region increased $1.6 million, or
              5.5%; and
     .    34  Properties in the West Region increased $1.1 million, or 5.4%.

     Property Operating and Maintenance. Property operating and maintenance increased by $11.6 million, or 29.4%, to $51.0 million from $39.4 million primarily as a result of Properties acquired or development Properties becoming operational subsequent to January 1, 1998, offset by properties that were sold subsequent to January 1, 1998. Property operating and maintenance for the 120 Properties that were owned and fully operational at January 1, 1998 and remained in the Company's portfolio at September 30, 1999 increased by $1.5 million, or 4.5%, from $33.3 million for the nine months ended September 30, 1998 to $34.8 million for the nine months ended September 30, 1999. The increase for such 120 Properties was attributable to the Company's six regions as follows:

     .    20  Properties in the Mid-Atlantic Region increased $507,000, or 6.4%;
     .    21  Properties in the Midwest Region increased $878,000, or 16.7%;
     .    15  Properties in the Northeast Region decreased $20,000, or .59%;
     .    10  Properties in the Southeast Region increased $38,000, or 1.1%;
     .    20  Properties in the Southwest Region increased $245,000, or 2.9%;
              and
     .    34  Properties in the West Region decreased $144,000, or 2.9%.

     Real Estate Taxes. Real estate taxes increased by $8.0 million, or 44.3%, to $26.1 million from $18.1 million primarily as a result of Properties acquired or development Properties becoming operational subsequent to January 1, 1998, offset by properties that were sold subsequent to January 1, 1998. Real estate taxes for the 120 Properties that were owned and fully operational at January 1, 1998, and remained in the Company's portfolio at September 30, 1999 increased by $1.4 million, or 10.3%, from $13.6 million for the nine months ended September 30, 1998, to $15.0 million for the nine months ended September 30, 1999. The increase for such 120 Properties was attributable to the Company's six regions as follows:

     .    20  Properties in the Mid-Atlantic Region increased $199,000, or 8.9%;
     .    21  Properties in the Midwest Region increased $294,000, or 8.1%;
     .    15  Properties in the Northeast Region decreased $7,000, or .58%;
     .    10  Properties in the Southeast Region increased $44,000, or 7.6%;
     .    20  Properties in the Southwest Region increased $1.1 million, or
              26.4%; and
     .    34  Properties in the West Region decreased $221,000, or 12.4%.

       General and Administrative and Personnel Costs, Net. General and administrative and personnel costs increased by $764,000, or 13.2%, from $5.8 million to $6.5 million primarily due to one-time severance and travel costs and cash bonuses paid during the second quarter of 1999.

     Interest Expense. Interest expense increased by $15.3 million, or 54.1%, to $43.5 million from $28.2 million primarily as a result of the increase of the debt on real estate from $420.0 million at January 1, 1998 to $854.8 million at September 30, 1999. The increase in debt on real estate during the period resulted primarily from the significant property transactions occurring between January 1, 1998 and September 30, 1999.

       Depreciation and Amortization. Depreciation and amortization increased by $10.3 million, or 35.1%, to $39.7 million from $29.4 million primarily as a result of Properties acquired or development Properties becoming operational subsequent to January 1, 1998, offset by properties that were sold subsequent to January 1, 1998. Depreciation and amortization for the 120 Properties that were owned and fully operational at January 1, 1998 and remained in the Company's portfolio at September 30, 1999 increased by $1.7 million, or 8.1%, from $21.1 million for the nine months ended September 30, 1998 to $22.9 million for the nine months ended September 30, 1999. The increase for such 120 Properties was attributable to the Company's six regions as follows:

     .    20  Properties in the Mid-Atlantic Region increased $289,000, or 5.7%;
     .    21  Properties in the Midwest Region increased $230,000, or 5.5%;
     .    15  Properties in the Northeast Region increased $220,000, or 9.8%;
     .    10  Properties in the Southeast Region decreased $62,000, or 3.2%;
     .    20  Properties in the Southwest Region increased $656,000, or 13.9%;
              and
     .    34  Properties in the West Region increased $366,000, or 12.1%.

       Equity in Income of Joint Ventures and Unconsolidated Subsidiary. Equity in income of joint ventures and unconsolidated subsidiary decreased from $5.2 million for the nine months ended September 30, 1998 to $3.2 million for the nine months ended September 30, 1999. The net decrease was attributable to a decrease of $2.4 million in the Company's proportionate share of net income from the Manager, offset by an increase of $375,000 of the Company's proportionate share of the net income, before extraordinary items, of the Broadmoor Austin Properties. The decrease in the income of the Manager is due to the gain on sale recorded in connection with the Oceanside Distribution Center property in the second quarter of 1998. Additionally, certain third-party properties were transferred from the Manager to Prentiss Properties Trust which decreased management fees for the Manager. Such fees are the primary reason for the comparative period increase in consolidated management and other fees.

       Gains on Sale. Gains on sale decreased by $6.6 million, to $1.6 million, from $8.2 million. During the nine months ended September 30, 1998, the Company sold nine properties containing 533,000 square feet. During the nine months ended September 30, 1999, the Company sold a 12.6 acre parcel of land and 14 properties, containing 417,000 square feet. It is the Company's strategy to obtain the maximum value from each of its Properties, which is occasionally achieved through the sale of a property.

       Minority Interests. Minority interests increased by $3.2 million, or 64.3%, from $5.0 million for the nine months ended September 30, 1998, to $8.3 million for the nine months ended September 30, 1999. The increase was primarily attributable to the increase in minority interests holdings resulting from the issuance of 1,900,000, $50 par value. Series B Perpetual Preferred Units (the "Series B Perpetual Preferred Units") in September 1998, and the issuance of 2,000,000, $25 par value, Series C Perpetual Preferred Units in September 1999, offset by the conversion in February 1998 of 2,432,541 and 113,500 Operating Partnership units ("Units") into common shares. The increase is also attributable to the issuance of Units in conjunction with Property acquisitions subsequent to January 1, 1998.

       Extraordinary Items. During the nine months ended September 30, 1998, the Company had extraordinary items totaling $8.9 million, resulting from two significant transactions during 1998, including (i) the Company's recognition of its 50% proportionate share of Broadmoor Austin's $12.9 million, or $6.45 million, of prepayment penalties paid and recognition of unamortized financing during the period; and (ii) the distribution of 113,500 Operating Partnership Units by an affiliate of the Company to certain employees of the Company resulting in a non-cash charge to the Company of $3.1 million. The transactions were recorded net of the minority interest holders' proportionate share of each charge totaling $406,000 and $193,000, respectively.

Liquidity and Capital Resources

     Cash and cash equivalents were $12.6 million and $3.5 million at September 30, 1999 and September 30, 1998, respectively. The increase in cash and cash equivalents is primarily a result of cash flows provided by operating and financing activities exceeding those used in investing activities. Net cash provided by operating activities was $78.6 million for the nine months ended September 30, 1999 compared to $82.8 million for the nine months ended September 30, 1998.

     Net cash used in investing activities decreased from $579.7 million for the nine months ended September 30, 1998 to $89.9 million for the nine months ended September 30, 1999. This decrease is due primarily to fewer acquisitions of real estate in 1999 than 1998.

     Net cash provided by financing activities of $18.4 million for the nine months ended September 30, 1999 decreased from $493.3 million for the nine months ended September 30, 1998. This decrease is primarily attributable to proceeds from securities offerings, mortgage loans and other indebtedness incurred to fund the 1998 acquisitions exceeding the proceeds raised from such sources in 1999, including the net proceeds from the sale of the Series C Cumulative Redeemable Perpetual Preferred Units (the "Series C Perpetual Preferred Units").

     As of September 30, 1999, the Company had outstanding total indebtedness, including its pro rata share of joint venture debt and construction loans of approximately $941.2 million, or approximately 45.98% of total market capitalization based on a common share price of $22.19 per common share. As of November 10, 1999, the Company had the approximate capacity to borrow up to an additional $121.0 million under its debt limitation policy. The amount of indebtedness that the Company may incur, and the policies with respect thereto, are not limited by the Company's declaration of trust and bylaws, and are solely within the discretion of the Company's board of trustees (the "Board of Trustees"). Although it is the Company's general policy to limit combined indebtedness plus its pro rata share of joint venture debt and construction loans so that, at the time such debt is incurred, it does not exceed 50% of the Company's total market capitalization, the Company views ratios such as interest coverage and fixed charge coverage as more stable and indicative measures of its ability to meet debt obligations. For the three months ended September 30, 1999, the Company's interest coverage (earnings before interest, taxes and depreciation and amortization over interest expense) and fixed charge coverage (earnings before interest, taxes and depreciation and amortization over interest expense and perpetual preferred distributions) totaled 2.96 and 2.63 times, respectively.

     The Company has in place a $300 million unsecured line of credit with a group of 12 banks (the "Line of Credit"). The Line of Credit has an interest rate on borrowings of LIBOR plus 137.5 basis points. The Line of Credit is unsecured and matures on January 2, 2001. Additionally, the Company is required to pay an average daily unused commitment fee of 20 basis points per annum if the daily unused portion of the Line of Credit is greater than the related daily balance outstanding. The fee is reduced to 15 basis points per annum if the daily unused portion is less than the daily balance outstanding. The Company made net payments to the Line of Credit during the three months ended September 30, 1999 of $28.0 million and had an outstanding balance of $188.1 million at September 30, 1999, resulting in an available balance of $111.9 million.

     In September 1997, the Company entered into a seven-year interest rate swap locking in cost of funds of 6.25% (before the spread over LIBOR) on $110 million. In June 1999, the Company entered into a four-year interest rate swap locking in cost of funds of 6.16% (before the spread over LIBOR) on $50 million (collectively, the "Interest Rate Swaps"). The Interest Rate Swaps consist of three separate agreements intended to manage the relative mix of the Company's debt between fixed and variable rate instruments. The Interest Rate Swaps modify a portion of the interest characteristics of the Company's variable rate debt, effectively converting variable rate debt to fixed rate debt. The fixed rates to be paid, the effective fixed rate and the variable rate to be received by the Company, are summarized in the following table:

                                                                  Swap Rate
                       Swap Rate Paid     Effective Fixed     Received (Variable)
Notional Amount            (Fixed)              Rate           at Sept. 30, 1999          Swap Maturity
---------------            -------             -----           -----------------          -------------
$50 million                 6.155%             7.530%              5.40%                September 30, 2003
$50 million                 6.253%             7.628%              5.40%                September 30, 2004
$60 million                 6.248%             7.623%              5.40%                September 30, 2004

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

     The following table sets forth the Company's debt as of September 30, 1999:

                                       Current
                                       Balance                     Interest                                                Annual
Description                             (000s)    Amortization       Rate                     Maturity                   Interest
-----------                             ------    ------------       ----                     --------                   --------
Line of Credit                        $188,100       None            6.94%(10)              January 2, 2001               $13,054
Executive Center Del Mar                13,267       None            6.75%(11)            December 19, 2001 (14)              896
Burnett Plaza /(1)/                      9,400       None            7.50%                 February 1, 2002                   705
Bank Term Facility                     100,000       None            7.63%(12)             October 13, 2002                 7,630
Bachman West                             2,987       25 yr           8.63%                 December 1, 2003                   258
Northeast Portfolio Loan /(2)/          60,000       None (6)        6.80%                December 10, 2003                 4,080
One Westchase Center                    25,039       25 yr           7.84%                 February 1, 2004                 1,963
Crescent Centre                         12,000       None            7.95%                    March 1, 2004                   954
Walnut Glen Tower                       35,000       None (7)        6.92%                    April 1, 2005                 2,422
Highland Court                           4,962       25 yr           7.27%                    April 1, 2006                   361
Westheimer Central Plaza                 5,990       25 yr           8.38%                   August 1, 2006                   502
Oaklands Corporate Center /(3)/          1,331       20 yr           8.65%                   August 1, 2006                   115
Creamery Way /(3)/                       3,742       20 yr           8.30%               September 19, 2006                   311
PPREFI Portfolio Loan /(4)/            180,100       None            7.58%                February 26, 2007                13,652
Oaklands Corporate Center /(3)/          6,322       25 yr           8.55%                     July 1, 2007                   541
Oaklands Corporate Center /(3)/          2,665       25 yr           8.40%                 November 1, 2007                   224
Natomas Corporate Center                37,794       30 yr           7.02%                 February 1, 2009                 2,653
Corporetum Office Campus                25,859       30 yr           7.02%                 February 1, 2009                 1,815
7101 Wisconsin Avenue                   21,415       30 yr           7.25%                    April 1, 2009                 1,553
2500 Cumberland Parkway                 14,500       None(8)         7.46%                    July 15, 2009                 1,082
Park West C2                            35,427       30 yr           7.36%(13)            November 10, 2010                 2,349
One O'Hare Centre                       41,956       30 yr           7.03%(13)             January 10, 2011                 2,853
Broadmoor Austin /(5)/                  77,000       None (9)        7.04%                   April 10, 2011                 5,421
3130 Fairview Park Drive                23,422       30 yr           7.00%                   April 11, 2001                 1,640
Southpoint (III) /(3)/                   7,732       20 yr           7.75%                   April 14, 2014                   599
Other Corporate Debt                     5,232       None            7.40%                          Various                   387
                                      --------                       -----                                                -------
Total Fiancing/Weighted Average Rate  $941,242                       7.22%                                                $68,020
                                      ========                       =====                                                =======

(1) The Company, through the Operating Partnership, owns a 20% non-controlling partnership interest in the entity that owns the Burnett Plaza Property, which interest is accounted for using the equity method of accounting. The amount shown reflects the Company's proportionate share of the mortgage indebtedness collateralized by the Property.
(2)  The Northeast Portfolio Loan is collateralized by the following 11
     Properties: Valleybrooke (five Properties), Lake Center (two Properties), certain of the Southpoint Properties (two Properties), and certain of the Woodland Falls Properties (two Properties).
(3) The mortgage loan is collateralized by certain of the Properties in the respective office Property grouping.
(4) The PPREFI Portfolio Loan is collateralized by the following 38 Properties: certain of the Los Angeles Industrial Properties (18 Properties), certain of the Kansas City Industrial Properties (six Properties), certain of the Chicago Industrial Properties (four Properties), Park West E1 and E2 (two Properties), One Northwestern Plaza, 3141 Fairview Park Drive, O'Hare Plaza II, 1717 Deerfield Road, 2411 Dulles Corner Road, 4401 Fair Lakes Court, the WestPoint Office Building and the PacifiCare Building.
(5) The Company, through the Operating Partnership, owns a 50% non-controlling partnership interest in the entity that owns the Broadmoor Austin Properties, which interest is accounted for using the equity method of accounting. The amount shown reflects the Company's proportionate share of the mortgage indebtedness collateralized by the Properties.
(6) The loan, which was entered into in December 1997, has no principal amortization during the first 24 months of the loan term. Principal and interest are payable for the remaining loan term based on a 25-year amortization.
(7) The loan, which was entered into in March 1998, has no principal amortization during the first 24 months of the loan term. Principal and interest are payable for the remaining loan term based on a 30-year amortization.
(8) The loan, which was entered into in May 1999, has no principal amortization during the first 58 months of the loan term. Principal and interest are payable for the remaining loan term. All repayments are based on a 30-year amortization.
(9) The loan, which was entered into in March 1998, has no principal amortization during the first 36 months of the loan term. Principal and interest are payable for the remaining loan term based on a 16.25-year amortization.
(10) Represents the weighted average interest rate for $10 million of the $60 million Interest Rate Swap at an effective rate of 7.623% and the $50 million Interest Rate Swap at an effective interest rate of 7.530%. Interest on the remaining, unhedged balance of $128.1 million is at a variable rate equal to LIBOR + 1.375%; on September 30, 1999, LIBOR was equal to 5.40%.
(11) Represents a variable rate equal to LIBOR + 1.35%; on September 30, 1999, LIBOR was equal to 5.40%.
(12) Represents the weighted average interest rate for the Interest Rate Swap of $50 million at an effective rate of 7.628% and $50 million of the $60 million Interest Rate Swap at an effective rate of 7.623%.
(13) Includes the effect of the settlement cost of $4.3 million on the $49.25 million treasury lock agreement that was terminated on October 6, 1998. The settlement cost related to $35.75 million of the treasury lock is being amortized over the 12-year term of the Park West C2 loan, with the remaining $13.5 million amortized over the 12-year term of the One O'Hare Centre loan.
(14) December 19, 2001 represents a maturity date based on the Company's anticipated execution of its option to extend the term of the loan one year beyond the original maturity date of December 19, 2000.

     The Company's Properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. For the three months ended September 30, 1999, the Company's recurring non-incremental revenue-generating capital expenditures totaled $4.8 million. The Company's recurring non-incremental revenue-generating capital expenditures were attributable to the Company's six regions as follows: (1) Mid-Atlantic-$475,000;
(2) Midwest-$1,037,000; (3) Northeast-$524,000; (4) Southeast-$428,000; (5)
Southwest-$1,166,000; and (6) West-$1,126,000.

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

Funds from Operations

     "Funds from Operations" as defined by NAREIT means net income, computed in accordance with GAAP excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. The Company believes that Funds from Operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. The Company's Funds from Operations is not comparable to Funds from Operations reported by other REITs that do not define that term using the current NAREIT definition. The Company believes that in order to facilitate a clear understanding of its operating results, Funds from Operations should be examined in conjunction with net income as presented in the audited Consolidated Financial Statements of the Company. Funds from Operations does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income as an indication of the Company's performance or to cash flows as a measure of liquidity or ability to make distributions.

        (in thousands)                             Three Months       Three Months       Nine Months         Nine Months
                                                       Ended              Ended             Ended               Ended
                                                   Sept 30, 1999      Sept. 30, 1998    Sept. 30, 1999      Sept. 30, 1998
                                                   -------------      --------------    --------------      --------------
Funds from Operations
Net income.........................................   $17,196            $21,232            $50,852             $49,779
Add:
 Real estate depreciation and amortization.........    14,203             11,221             39,663              29,380
 Real estate depreciation and amortization of
  unconsolidated joint ventures....................       651                532              1,816               1,664
 Minority interests(1).............................     2,846              2,832              8,168               4,948
 Extraordinary items...............................                            -                                  8,908
Less:
 Gains on sale.....................................    (1,354)            (4,379)            (1,643)             (8,203)
 Dividend on perpetual preferred units.............    (2,155)            (1,971)            (6,098)             (2,102)
                                                      -------            -------            -------             -------
Funds from Operations..............................   $31,387            $29,467            $92,758             $84,374
                                                      =======            =======            =======             =======

     (1) Represents the minority interests applicable to the common and preferred Unit holders of the Operating Partnership.

     Funds from Operations increased by $1.9 million and $8.4 million for the three and nine months ended September 30, 1999 from the three and nine months ended September 30, 1998, respectively, as a result of the factors discussed in the analysis of operating results.

Impact of the Year 2000 Issue

     The Year 2000 ("Y2K") compliance problem is the result of computer programs designed to use two-digit rather than four-digit years. Thus, the year 1999 is represented as 99 and the year 2000 would be represented as 00. This could be interpreted as either 1900 or 2000. Systems that have Y2K-related issues may perceive time to have reverted back 100 years. Systems, equipment and software with exposure to Y2K-related problems exist not only in computerized information systems ("Information Systems") but also in building operating systems such as elevators, alarm systems, energy management systems, phone systems, and numerous other systems and equipment ("Non-Information Technology Systems" and collectively, "Systems"). Failure to adequately identify and correct Y2K-related problems could result in a Systems failure or malfunction with potential adverse effects including personal injury, property damage, and disruption of operations. Any or all of these failures could materially and adversely affect the Company's business, financial condition, or results of operations.

     Due to the exposure and potential liabilities inherent in both the Systems used internally by the Company and those Systems used by third parties to conduct business with the Company, in September 1997, the Company created a Y2K committee (the "Y2K Committee") headed by the Vice President of Information Systems and co-chaired by the Vice President of National Property Operations. Due to the national presence of the Company, the Y2K Committee appointed approximately 85 employees (the "Y2K Coordinators") designated as either Y2K property coordinators ("Y2K Property Coordinators") or Y2K corporate office coordinators ("Y2K Corporate Office Coordinators"). The purpose of the Y2K Committee was to develop a plan to assess and mitigate the Company's exposure to potential Y2K-related problems (the "Company's Y2K Plan"). In order to implement the Company's Y2K Plan in a timely and uniform manner, during August 1998 the Y2K Committee held classes to educate the Y2K Coordinators on the steps to be taken to implement the Company's Y2K Plan. Due to the risks associated with inadequate assessment and remediation of the Systems, the Company engaged various independent sources to assist in the review of the Company's Y2K Plan, including:

 .  An embedded systems specialist to focus on building Systems
 .  A Big 5 Accounting firm to focus on financial Systems
 .  A legal firm specializing in Y2K-related issues
 .  Computer Sciences Corporation ("CSC") to perform an overall review

Additional Internal Reviews

     During April 1999 the Y2K Committee, in cooperation with the Company's Property Managers, performed internal reviews on each of the Company's buildings. This effort was to further assure that remediation and progress to date is on track by reviewing for full compliance with the Company's Y2K Plan. During the internal reviews, no significant issues were found.

     In October the Y2K Committee conducted a second round of internal reviews on each of the Company's buildings. Emphasis was placed on:

          -  Finalizing building readiness
          -  Updating contingency plans
          - Establishing detailed building checklists for managing the transition
          -  Perpetuating awareness through the last quarter of 1999

Once again during this second round of internal reviews no significant issues were found.

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

     With respect to assets existing at September 30, 1999, the Company has completed its Y2K inventory and assessment of Internal Systems and has substantially completed the testing phase of the Y2K effort. The results of these tests minimize the doubt as to whether or not the inventoried Internal Systems have any Y2K issues. These findings have enabled the Company to reasonably determine the remaining financial commitment necessary to remedy the Y2K problems for existing Internal Systems.

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

     The Company uses a number of personal computers and networks in the course of its operations. Employees use off-the-shelf software such as Microsoft Word, Microsoft Excel and Lotus Notes for productivity purposes. Personal computer hardware is tested using software distributed by the National Software Testing Laboratory. The desktop software applications require software updates that were to be distributed Company-wide in the second quarter of 1999. While preparing CD's for distribution in June, the Company received word from Microsoft regarding an upcoming update to the Microsoft Year 2000 Resource CD. As a result, the Company deferred shipping the updates. The Company received the new Microsoft Year 2000 Resource CD on August 1, 1999. The Company prepared and shipped the new CD's August 31, 1999. Server operating systems that demonstrated Y2K-related problems were upgraded as scheduled by June 30, 1999.

Non-Information Technology Systems

     Non-Information Technology Systems at Properties owned as of September 30, 1999 have been substantially assessed with respect to date-sensitive operating controls in order to quantify the Y2K exposure. Assessments will continue as the Company acquires additional properties. An evaluation of Y2K exposure has been incorporated into the Company's normal acquisition due diligence process. The Company's investment committee formally considers the Y2K status of each investment during the approval process.

     The methodology for assessing and testing building Systems will vary by equipment and is typically dictated by the building type. In 1998 the Company used an outside embedded systems specialist firm to benchmark and review its methodology in representative samples of each building type in the Company's portfolio (i.e., low-rise/industrial, mid-rise office, and high-rise office).

     Although building Systems may be similar from building to building within a given building type, implementations can vary. Therefore, testing for compliance is necessary where possible. Testing is substantially complete for the known building Systems on assets owned as of September 30, 1999. The Company's staff, outside vendors, or a combination of both have performed these tests.

Third-Party Systems

     In addition to the Company's Y2K Plan with respect to Internal Systems, it is also taking proactive steps to determine the impact on the Company of Y2K-related issues with Third-Party Systems.

     The Company has been identifying and contacting critical suppliers, service providers, contractors, and clients to determine the extent to which the Company's operations could be impacted as a result of third parties' failure to remedy their own Y2K-related problems. The Company substantially completed this process for assets owned as of September 30, 1999. To the extent the Y2K readiness responses of the critical suppliers, service providers, contractors and clients are unsatisfactory, the Company will evaluate the impact of this relationship. Should this relationship prove materially detrimental, the Company will make every effort to change to a critical supplier, service provider, contractor, or client that demonstrates Y2K readiness. The Company is not currently aware of any such situations, but the inability to locate an alternative supplier, service provider, contractor, or client in a timely manner could materially and adversely affect the Company's business, financial condition or results of operations.

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

Category                  Low            High           Q4/98          Q1/99          Q2/99          Q3/99          Q4/99
                          ---            ----           -----          -----          -----          -----          -----
Non-Information        $400,000       $475,000             8%            61%             4%             14%          13%
 Technology
Information Systems      40,000         50,000            20%            70%            10%
Y2K Committee            60,000         75,000            80%            10%             5%              5%
                    -------------------------------
Total                  $500,000       $600,000

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

Contingency Plans

     The Company has been developing contingency plans to be implemented as part of its efforts to identify and correct Y2K-related issues. The Company has substantially completed the contingency plans for assets owned as of September 30, 1999. These contingency plans range from manual overrides, as described in the aforementioned example, to alternative processes such as building lock-downs in the event of a long-term power failure. Fortunately, most buildings currently have contingency plans in place for natural disasters such as earthquakes, floods, ice storms, and the like, which provide a basis for the Y2K contingency plans. These plans may also include short-term use of backup equipment and software, increased work hours for Company personnel or use of contract personnel, and orderly shut-down of buildings on December 31, 1999 and January 1, 2000 in order to perform tests of critical systems.

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

Recently Issued Accounting Standards

     In September 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS No. 133"). FAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In September 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("FAS No. 137"). FAS No. 133 was originally effective for all fiscal quarters of fiscal years beginning after September 15, 1999. FAS No. 137 deferred the effective date of FAS No. 133 to all fiscal quarters of all fiscal years beginning after September 15, 2000. The Company believes that upon implementation, FAS No. 133 will not have a material impact on the financial statements of the Company.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     The Company's primary market risk exposure is to changes in interest rates as a result of its Line of Credit and long-term debt. At September 30, 1999, the Company had outstanding total indebtedness, including its pro rata share of joint venture debt and construction loans, of approximately $941.2 million, or approximately 46% of total market capitalization. The Company's interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower its overall borrowing costs. To achieve this objective, the Company manages its exposure to fluctuations in market interest rates for its borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks to mitigate its interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of its variable debt. The Company does not enter into derivative or interest rate transactions for speculative purposes. Approximately 67.4% of the Company's outstanding debt was subject to fixed rates with a weighted average interest rate of 7.26% at September 30, 1999. An additional 5.3% of the Company's outstanding debt at September 30, 1999 was effectively locked at an interest rate (before the spread over LIBOR) of 6.16% through an interest rate swap agreement for a notional amount of $50.0 million. Further, 11.7% of the Company's debt at September 30, 1999 was effectively locked at a rate (before the spread over LIBOR) of 6.25% through an interest rate swap agreement for a notional amount of $110.0 million. The Company regularly reviews interest rate exposure on its outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

     The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations outstanding at September 30, 1999, the table presents principal cash flows and related weighted average interest rates by expected maturity dates including the Company's pro rata share of joint venture debt totaling $86.4 million. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve as of September 30, 1999.

                                            Expected Maturity Date
                                                (in thousands)
                           ----------------------------------------------------------------------------------
                                                                                                        Fair
                            1999      2000       2001       2002      2003   Thereafter    Total        Value
                            ----      ----       ----       ----      ----   ----------    -----        -----
    Liabilities
Long-Term Debt:
  Fixed Rate               $ 864    $4,718   $  7,113   $ 17,711   $67,371     $536,866   $634,643    $634,643
    Average Interest       7.30%     7.30%      7.30%      7.30%     7.30%        7.18%
       Rate
  Variable Rate                     $4,033   $202,566   $100,000                          $306,599    $306,599
    Average Interest                 6.78%      6.78%      6.78%
       Rate

Interest Rate Derivatives
Interest Rate Swaps:
  Variable to Fixed                                                $50,000     $110,000   $160,000        $672
    Avg. Pay Rate          6.22%     6.22%      6.22%      6.22%     6.16%        6.25%
    Avg. Receive Rate      5.40%     5.40%      5.40%      5.40%     5.40%        5.40%

     The table incorporates only those exposures that exist as of September 30, 1999 and does not consider exposures or positions which could arise after that date. In addition, because firm commitments are not represented in the table above, the information presented therein has limited predictive value. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the future period, prevailing interest rates, and the Company's hedging strategies at that time. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's financing requirements.

                                    PART II
                               OTHER INFORMATION

Item 1.  Legal Proceedings

     Not applicable.

Item 2.  Changes in Securities

     On September 17, 1999, the Company privately placed 2,000,000, $25 par value, Series C Cumulative Redeemable Perpetual Preferred Units (the "Series C Perpetual Preferred Units") with an institutional investor. The issue resulted in gross consideration of $50 million. Such proceeds were used to repay borrowings under the Company's Line of Credit (as earlier defined). The Series C Perpetual Preferred Units are callable by the Company in five years at par value and have a coupon rate of 9.45% per annum. The private placement is exempt from registration under the Securities Act pursuant to Section 4(2) thereof.

Item 3.  Defaults Upon Mortgages and Notes Payable

     Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 5.  Other Information

     Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     EXHIBIT NO.  DESCRIPTION
     -----------  -----------

        3.1       -- Form of Amended and Restated Declaration of Trust of the
                  Registrant (filed as Exhibit 3.1 to the Company's Registration
                  Statement on Amendment No. 1 of Form S-11, File No. 333-09863,
                  and incorporated by reference herein).
        3.2       -- Bylaws of the Registrant (filed as Exhibit 3.2 to the
                  Company's Registration Statement on Amendment No. 1 of Form S-
                  11, File No. 333-09863, and incorporated by reference herein).
        3.3       -- Articles Supplementary, dated December 18, 1997,
                  Classifying and Designating a Series of Preferred Shares of
                  Beneficial Interest as Series A Cumulative Convertible
                  Redeemable Preferred Shares of Beneficial Interest and Fixing
                  Distribution and Other Preferences and Rights of Such Shares
                  (filed as Exhibit 3.1 to the Company's Current Report on Form
                  8-K filed on January 15, 1998, File No. 001-14516).
        3.4       -- Articles Supplementary, dated February 17, 1998,
                  Classifying and Designating a Series of Preferred Shares of
                  Beneficial Interest as Junior Participating Cumulative
                  Convertible Redeemable Preferred Shares of Beneficial
                  Interest, Series B, and Fixing Distribution and Other
                  Preferences and Rights of Such Shares (filed as an Exhibit to the Company's Registration Statement on Form 8-A filed on
                  February 17, 1998, File No. 000-23813).
        3.5       -- Articles Supplementary, dated September 25, 1998,
                  Classifying and Designating a Series of Preferred Shares of
                  Beneficial Interest as Series B Cumulative Redeemable
                  Perpetual Preferred Shares of Beneficial Interest and Fixing
                  Distribution and Other Preferences and Rights of Such Shares
                  (filed as an exhibit to the Company's Form 10-Q filed on
                  August 12, 1998, File No. 001-14516)
        3.6*      -- Articles Supplementary, dated September 17, 1999,
                  Classifying and Designating a Series of Preferred Shares of
                  Beneficial Interest as Series C Cumulative Redeemable
                  Perpetual Preferred Shares of Beneficial Interest and Fixing
                  Distribution and other Preferences and Rights of Such Shares.
        4.1       -- Form of Common Share Certificate (filed as Exhibit 4.1 to the Company's Registration Statement on Amendment No. 1 of
                  Form S-11, File No. 333-09863, and incorporated by reference herein).
        4.2       -- Rights Agreement, dated February 6, 1998, between the
                  Company and First Chicago Trust Company of New York, as Rights
                  Agent (filed as an Exhibit 4.1 to the Company's Registration
                  Statement on Form 8-A filed on February 17, 1998, File No.
                  000-23813).
        4.3       -- Form of Rights Certificate (included as Exhibit A to the
                  Rights Agreement (Exhibit 4.2)).
        4.4       -- Form of Series A Preferred Share Certificate (filed as
                  Exhibit 4.2 to the Company's Registration Statement on Form S-
                  3, filed on October 16, 1998, File No. 333-65793)
        10.1*     -- Eighth Amendment to the Second Amended and Restated
                  Agreement of Limited Partnership of Prentiss Properties
                  Acquisition Partners, L.P.
        10.2*     -- Contribution Agreement, dated as of September 17, 1999, by and among Belcrest Realty Corporation, Belair Real Estate
                  Corporation, Prentiss Properties Acquisition Partners, L.P.,
                  and the Company.
        27.1*     -- Financial Data Schedule.
        --------  ---------------------------

     * Filed herewith.

(b)  Reports on Form 8-K

     Not applicable.

                                   SIGNATURE
                                   ---------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              PRENTISS PROPERTIES TRUST



Date:  November 10, 1999      By: /s/ Thomas P. Simon
                                  ----------------------------------------------
                                  Thomas P. Simon
                                  Senior Vice President and Chief Accounting
                                  Officer
                                  (Principal Accounting Officer and Duly
                                  Authorized Officer of the Company)