Form 10-K405
period 1999-12-31
PRENTISS PROPERTIES TRUST/MD
filed 2000-03-24
CIK 1011699

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K


(Mark One)
   [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

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

                                (214) 654-0886
             (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:


                  Title of each class                               Name of each exchange on which registered
                  ------------------                                -----------------------------------------
         Common Shares of Beneficial Interest,                            New York Stock Exchange, Inc.
                par value $.01 per share

            Preferred Share Purchase Rights                               New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:

                                     None
                               (Title of class)

     Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 17, 2000, was approximately $682,758,736.

     As of March 17, 2000, the number of Common Shares of Beneficial Interest outstanding was 36,073,247, and the number of outstanding Participating Cumulative Redeemable Preferred Shares of Beneficial Interest, Series A, was 3,773,585.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates by reference the Company's Definitive Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held on May 10, 2000.

                           PRENTISS PROPERTIES TRUST

                                     INDEX

                                                                                               Form 10-K
                                                                                                 Report
Item No.                                                                                          Page
--------                                                                                       ---------
Forward-Looking Statements....................................................................     3

                                    PART I

  1.  Business................................................................................     3
  2.  Properties..............................................................................     7
  3.  Legal Proceedings.......................................................................    12
  4.  Submission of Matters to a Vote of Security Holders.....................................    13

                                    PART II

   5.  Market for Registrant's Common Equity and Related Shareholder Matters..................    14
   6.  Selected Financial and Operating Data..................................................    16
   7.  Management's Discussion and Analysis of Financial Condition and Results of Operations..    19
  7A.  Quantitative and Qualitative Disclosures About Market Risk.............................    40
   8.  Financial Statements and Supplementary Data............................................    41
   9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...    41

                                   PART III

  10.  Trustees and Executive Officers of the Company.........................................    42
  11.  Executive Compensation.................................................................    42
  12.  Security Ownership of Certain Beneficial Owners and Management.........................    42
  13.  Certain Relationships and Related Transactions.........................................    42

                                    PART IV

  14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......................    43

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

 .  our real estate acquisition, redevelopment,                   .  change in our investment, financing and borrowing
   development and construction activities;                         policies without shareholder approval;

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

                                    PART I

Item 1.  Business

Overview

     The Company is a Maryland real estate investment trust ("REIT") that acquires, owns, manages, leases, develops and builds primarily office properties throughout the United States. The Company is self-administered, in that it provides its own administrative services, such as accounting, tax and legal, internally through its own employees. The Company is self-managed, in that it internally provides all the management and maintenance services that its properties require through its own employees, such as property managers, leasing professionals and engineers. The Company operates principally through Prentiss Properties Acquisition Partners, L.P. and its subsidiaries (the "Operating Partnership") and Prentiss Properties Limited, Inc. (the "Manager") (collectively referred to herein as the "Company"). As of December 31, 1999 the Company owned interests in a diversified portfolio of 199 primarily suburban Class A office and suburban industrial properties containing approximately 19.8 million net rentable square feet. The properties consist of 133 office buildings (the "Office Properties") containing approximately 14.9 million net rentable square feet and 66 industrial buildings (the "Industrial Properties" and together with the Office Properties, the "Properties") containing approximately
4.9 million net rentable square feet. The Properties include 10 Office

Properties containing 1.0 million square feet that are in various stages of development or have been recently developed by the Company and are in various stages of lease-up (the "Development Properties"). As of December 31, 1999, the Office Properties and Industrial Properties, exclusive of the Development Properties, were approximately 95% leased to approximately 1,200 tenants and approximately 97% leased to approximately 150 tenants, respectively. In addition to managing the Properties that the Company owns or has ownership interest in, the Company manages approximately 25.3 million net rentable square feet in office, industrial and other properties that are owned by third parties.

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

     The Company's Properties are located in 12 core markets and two other markets which are included in the Company's reportable segments as follows:

Reportable Segment                       Market
------------------                       ------
Mid-Atlantic                             Metropolitan Washington, D.C.
Midwest                                  Chicago, Suburban Detroit
Northeast                                Suburban Philadelphia
Southeast                                Atlanta
Southwest                                Austin, Dallas/Fort Worth, Denver, Houston
West                                     Arizona, Los Angeles, Sacramento, San Diego, San Francisco Bay Area

     For revenues, profit and loss, and total asset information on each of the Company's segments, see Note (19) to the Company's Consolidated Financial Statements.

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

  External Growth


     Development

     The Company intends to capitalize on its development capabilities by selectively developing (and redeveloping) properties in markets with favorable current and projected long-term demographic characteristics and supply-demand imbalances. The Company controls all aspects of the development process, including site selection, project concept, design and construction, financing, leasing and property management. The Company intends to continue developing primarily office properties on a build-to-suit basis, but it will also consider selective opportunities for speculative development, when appropriate. During the year ended December 31, 1999, the Company completed construction of seven Office Properties and one Industrial Property containing 877,000 and 112,000 square feet, respectively, that were leased and phased into operations. In addition, the Company began development of 439,000 net rentable square feet of Office Properties during the year. The following tables present the development completions and development starts during 1999:

                                                                                    Number of                        Net Rentable
Development Completions                Market                     Segment           Buildings         Type          Square Feet/(1)/
-----------------------                ------                     -------           ---------         ----          ----------------
                                                                                                                     (in thousands)
225 N. Fairway Drive                   Chicago                    Midwest              1            Industrial                 112
2500 Cumberland Parkway                Atlanta                    Southeast            1              Office                   143
3130 Fairview Park Drive               Metro. Washington, DC      Mid-Atlantic         1              Office                   183
Bannockburn Centre                     Chicago                    Midwest              1              Office                   257
Executive Center Del Mar               San Diego                  West                 2              Office                   113
Millennium Center                      Dallas/Fort Worth          Southwest            1              Office                    90
Seven Mile Crossing Building C         Suburban Detroit           Midwest              1              Office                    91
                                                                                       -                                       ---
          Total                                                                        8                                       989
                                                                                       =                                       ===
Development Starts
------------------
1247 Ward Avenue                       Suburban Philadelphia      Northeast            1              Office                    27
Barton Skyway II                       Austin                     Southwest            1              Office                   195
Del Mar Gateway                        San Diego                  West                 1              Office                   164
Oaklands 21/27/(2)/                    Suburban Philadelphia      Northeast            2              Office                    53
                                                                                       -                                       ---
           Total                                                                       5                                       439
                                                                                       =                                       ===

/(1)/ The area of a Property for which a tenant is required to pay rent, which includes the actual rentable area plus a portion of the common areas of the Property allocated to a tenant.
/(2)/ The Company has a 60% joint venture interest in these Properties. The net rentable square feet presented above represent 100% of the Properties square footage since the Company has an option to acquire the remaining 40% joint venture interest.

           Acquisitions

In addition to development opportunities, the Company invests opportunistically, pursuing assets that are:

 .   managed by the Company or owned by the Company's existing management clients which become available for sale;
 .   performing at a level believed to be substantially below potential due to identifiable management weaknesses or temporary market conditions;
 .   encumbered by indebtedness that is in default or is not performing;
 .   held or controlled by short-term owners (such as assets held by insurance companies and financial institutions under regulatory pressure to sell); or
 .   properties with below market leases which may be re-leased in the near term to improve cash flow.

The Company believes it is particularly well-positioned to acquire properties because of its:
 .   presence in and knowledge of its 12 core markets and two other markets across the United States through a diversified base of approximately 2,800 tenants and existing relationships with 61 different management clients;
 .   access to capital as a public company, including its credit facilities;
 .   reputation as a buyer with the ability to execute complicated transactions;
 .   fully-integrated operations which allow rapid response to opportunities;
 .   UPREIT structure, which may allow sellers to defer tax consequences on sale;
    and
 .   relationships with real estate brokers, institutional owners, and third-
    party management clients, which often allow preferential access to opportunities.

In evaluating potential acquisition opportunities, the Company relies on the experience of its employees and on its internal research capabilities in considering a number of factors, including:

 .   macro-economic issues that impact the market in which the property is located;
 .   location and competition in the property's market;
 .   occupancy of and demand for properties of a similar type in the same market;
 .   the construction quality and condition of the property;
 .   the potential for increased cash flow after benefiting from the Company's renovations, refurbishment and upgrades;
 .   purchase price relative to replacement costs;  and

 .   the potential to generate revenue growth at or above levels of economic growth in the property's market. Further, the Company believes its development expertise enables it to identify the potential for improvement in an acquisition opportunity, which might not be apparent to a buyer without similar expertise.

          During the year ended December 31, 1999, the Company acquired six Properties. The following table sets forth the market, Company segment, month of acquisition, number of buildings, building type, net rentable square feet and purchase price of the Properties the Company acquired in 1999 ("Acquired Properties"). See "Item 2. Properties" for additional information relating to the Company's Properties.


                                                                   Month of      Number of              Net Rentable     Purchase
Acquired Properties      Market                  Segment         Acquisition     Buildings     Type     Square Feet/(1)/   Price
-------------------      ------                  -------         -------------   ----------    ----     -------------  -------------
                                                                                                        (in thousands) (in millions)
123 North Wacker Drive   Chicago                 Midwest         November 1999       1        Office              537        $ 87.3
935 First Avenue         Suburban Philadelphia   Northeast        October 1999       1        Office              119           5.0
Burnett Plaza/(2)/       Dallas/Fort Worth       Southwest          March 1999       1        Office              205          17.6
Fairmont Building        Metro. Washington, DC   Mid-Atlantic    November 1999       1        Office              122          21.2
Orchard Place I & II     Denver                  Southwest           July 1999       2        Office              105           9.8
                                                                                     -                          -----        ------
        Total Acquired Properties                                                    6                          1,088        $140.9
                                                                                     =                          =====        ======

/(1)/ The area of a Property for which a tenant is required to pay rent, which includes the actual rentable area plus a portion of the common areas of the Property allocated to a tenant.
/(2)/ The Company acquired a 20% joint venture interest in this Property. The net rentable square feet and purchase price presented above represents the Company's proportionate share of the Property.

  Internal Growth

     The Company seeks to maximize the profitability of the Properties by renewing leases, maintaining high occupancy rates, increasing rental revenues, and reducing operating costs.

     The Company strives to achieve increases in rental revenues by negotiating leases that include increases in rent during the lease term, by replacing expiring leases with new leases at higher rental rates and by improving occupancy rates. The Company also seeks to renew existing leases, which reduces the costs of lease rollovers, reduces rental revenue fluctuations and enhances long-term relationships with national tenants that may have space needs in the Company's other markets.

     The Company strives to achieve reductions in operating costs by performing many functions (e.g., engineering, tax and legal) in-house instead of hiring third parties and by employing benchmarking and best practices methodologies. The Company's benchmarking program compares operating costs and efficiencies of each Property with other Company Properties and with other office and industrial properties. Under the program, the Company conducts periodic evaluations of key performance indicators at each building and compares the results to a variety of benchmarks (e.g., specific buildings, portfolios, regions and the industry).
The Company's best practices methodology involves continuously analyzing benchmarking data, investigating Properties that perform better than the norm and regularly disseminating and sharing information with respect to the best practices employed at the better performing Properties throughout the Company's management system. By employing these methodologies, the Company believes that it can continue to capitalize on opportunities to reduce operating costs and operate the Properties more efficiently and effectively.

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

Third-Party Management

     At December 31, 1999, the Company managed 216 office, industrial and other properties for 61 third-party management clients. These properties are located throughout the United States, contain approximately 25.3 million net rentable square feet and are leased to over 1,400 tenants.

     The Company's management business serves a broad base of clients, including major financial institutions and pension funds, large corporate users, real estate advisory firms and real estate investment groups. In addition to property management and leasing, the Company offers its clients a full range of fee-based services, including tenant construction, leasing, insurance, accounting, tax, acquisition, disposition, facilities management, and corporate and asset management services.

Financing Strategy

     As of December 31, 1999, the Company had outstanding total indebtedness, including its pro rata share of joint venture debt and construction loans, of approximately $983.2 million, or approximately 48.1% of total market capitalization based on a common share price of $21.375 per common share. As of March 17, 2000, the Company had the approximate capacity to borrow up to an additional $2.6 million under its debt limitation policy. The amount of indebtedness that the Company may incur, and the policies with respect thereto, are not limited by the Company's declaration of trust and bylaws, and are solely within the discretion of the Company's board of trustees. Although it is the Company's general policy to limit combined indebtedness plus its pro rata share of joint venture debt and construction loans so that, at the time such debt is incurred, it does not exceed 50% of the Company's total market capitalization, the Company views ratios such as interest coverage and fixed charge coverage as more stable and indicative measures of its ability to meet debt obligations. For the year ended December 31, 1999, the Company's interest coverage (earnings before interest, taxes and depreciation and amortization over interest expense) and fixed charge coverage (earnings before interest, taxes and depreciation and amortization over interest expense and perpetual preferred distributions) totaled 3.02 and 2.65 times, respectively.

Item 2.  Properties

     At December 31, 1999, the Company owned an interest in 199 Properties totaling 19.8 million square feet with no individual Property representing 10% or more of the Company's total assets at December 31, 1999 or gross revenues for the year ended December 31, 1999. The Properties consist of 133 Office Properties comprising approximately 14.9 million net rentable square feet and 66 Industrial Properties comprising approximately 4.9 million net rentable square feet. All of the Properties are wholly-owned by the Company (through its subsidiaries), except (i) the Broadmoor Austin Properties, which are held pursuant to a 100% leasehold interest by a joint venture in which the Company owns an approximate 50% non-controlling interest; (ii) the Burnett Plaza Property, which is owned by a joint venture in which the Company owns a 20% non-controlling joint venture interest; (iii) the Oaklands 21/27 Development Properties, which are owned by a joint venture in which the Company owns a 60% non-controlling joint venture interest; (iv) One Northwestern Plaza, in which the Company owns a 100% leasehold interest; (v) the Seven Mile Crossing Properties, in which the Company owns a 100% leasehold interest; and (vi) the 6600 Rockledge Drive Property, in which the Company also owns a 100% leasehold interest.

     Properties

                                                                    Year(s)
                              Building                               Built/    Number of
Property Name                   Type             Market            Renovated   Buildings
-------------                   ----             ------            ---------   ---------
2411 Dulles Corner Road       Office        Metro. Wash., DC              1990     1
2455 Horsepen Road            Office        Metro. Wash., DC              1989     1
3130 Fairview Park Drive      Office        Metro. Wash., DC              1999     1
3141 Fairview Park Drive      Office        Metro. Wash., DC              1988     1
4401 Fair Lakes Court         Office        Metro. Wash., DC              1988     1
6600 Rockledge Drive          Office        Metro. Wash., DC              1981     1
7101 Wisconsin Avenue         Office        Metro. Wash., DC              1975     1
8521 Leesburg Pike            Office        Metro. Wash., DC              1984     1
Calverton Office Park         Office        Metro. Wash., DC         1981-1987     3
Fairmont Building             Office        Metro, Wash., DC         1964/1997     1
Research Office Center        Office        Metro. Wash., DC         1986-1990     2
Research Office Center III    Office        Metro. Wash., DC          (A)          1
Willow Oaks I & II            Office        Metro. Wash., DC         1986-1989     2
Metro. Wash., DC Industrial   Industrial    Metro. Wash., DC         1974-1989     7
                                                                                 ---
  Total Mid-Atlantic Region                                                       24
                                                                                 ---

123 North Wacker Drive        Office        Chicago                       1986     1
1717 Deerfield Road           Office        Chicago                       1985     1
1800 Sherman Avenue           Office        Chicago                       1986     1
701 Warrenville Road          Office        Chicago                       1988     1
Bannockburn Centre            Office        Chicago                       1999     1
Corporetum Office Campus      Office        Chicago                  1984-1987     5
O'Hare Plaza II               Office        Chicago                       1986     1
One O'Hare Centre             Office        Chicago                       1984     1
Chicago Industrial            Industrial    Chicago                  1987-1999     6
One Northwestern Plaza        Office        Sub. Detroit                  1989     1
Seven Mile Crossing           Office        Sub. Detroit             1988-1999     3
                                                                                 ---
  Total Midwest Region                                                            22
                                                                                 ---

1247 Ward Avenue              Office        Sub. Philadelphia         (A)          1
935 First Avenue              Office        Sub. Philadelphia             1964     1
Centerpointe                  Office        Sub. Philadelphia             1987     1
Creamery Way                  Office        Sub. Philadelphia        1988-1996     3
Croton Road Corporate Center  Office        Sub. Philadelphia         (A)          1
Lake Center                   Office        Sub. Philadelphia        1986-1989     2
Oaklands 21/27/(B)/           Office        Sub. Philadelphia         (A)          2
Oaklands Corporate Center     Office        Sub. Philadelphia        1988-1997     7
Pencader Courtyards           Office        Sub. Philadelphia             1990     2
Southpoint                    Office        Sub. Philadelphia        1986-1997     4
Valleybrooke                  Office        Sub. Philadelphia        1984-1988     5
Woodland Falls                Office        Sub. Philadelphia        1986-1989     3
                                                                                 ---
  Total Northeast Region                                                          32
                                                                                 ---

Crescent Centre               Office        Atlanta                       1986     1
Cumberland Office Park        Office        Atlanta                  1972-1999    10
                                                                                 ---
  Total Southeast Region                                                          11
                                                                                 ---

Barton Skyway I               Office        Austin                    (A)          1
Barton Skyway II              Office        Austin                    (A)          1
Broadmoor Austin/(C)/         Office        Austin                        1991     7
Spyglass Point                Office        Austin                    (A)          1
Bachman East                  Office        Dallas/Fort Worth             1986     1

                                            Net           Total Base Rent         Percent
                                          Rentable              for               Leased
                                           Square            Year Ended            As of
                                          Feet/(E)/           12/31/99           12/31/999
                                          ---------           --------           ---------
                                        (in thousands)     (in thousands)
2411 Dulles Corner Road                       177           $  3,753                100
2455 Horsepen Road                            104              2,419                 95
3130 Fairview Park Drive                      183              4,577                100
3141 Fairview Park Drive                      192              2,680                 94
4401 Fair Lakes Court                          59              1,078                 95
6600 Rockledge Drive                          156              3,611                100
7101 Wisconsin Avenue                         237              5,102                 96
8521 Leesburg Pike                            145              3,008                 99
Calverton Office Park                         307              5,468                 86
Fairmont Building                             122                402                 98
Research Office Center                        286              5,793                100
Research Office Center III                    148                                   100
Willow Oaks I & II                            387              8,082                100
Metro. Wash., DC Industrial                   875              3,556                 93
                                           ------           --------
  Total Mid-Atlantic Region                 3,378             49,529
                                           ------           --------

123 North Wacker Drive                        537              1,182                100
1717 Deerfield Road                           138              2,390                100
1800 Sherman Avenue                           136              3,342                100
701 Warrenville Road                           67                875                100
Bannockburn Centre                            257              1,508                100
Corporetum Office Campus                      324              5,326                 99
O'Hare Plaza II                               234              5,942                 94
One O'Hare Centre                             380              5,837                 94
Chicago Industrial                            930              3,147                100
One Northwestern Plaza                        242              4,839                 94
Seven Mile Crossing                           336              5,948                 98
                                           ------           --------
  Total Midwest Region                      3,581             40,336
                                           ------           --------

1247 Ward Avenue                               27                                     0
935 First Avenue                              119                 91                100
Centerpointe                                   42                716                 90
Creamery Way                                  141              1,419                100
Croton Road Corporate Center                   97              1,280                 98
Lake Center                                   117              2,184                 86
Oaklands 21/27/(B)/                            53                                    33
Oaklands Corporate Center                     348              3,020                 84
Pencader Courtyards                            53                585                100
Southpoint                                    250              4,962                100
Valleybrooke                                  280              5,051                100
Woodland Falls                                215              3,867                 94
                                           ------           --------
  Total Northeast Region                    1,742             23,175
                                           ------           --------

Crescent Centre                               243              3,116                 78
Cumberland Office Park                        673              9,329                 95
                                           ------           --------
  Total Southeast Region                      916             12,445
                                           ------           --------

Barton Skyway I                               195              1,030                 99
Barton Skyway II                              195                                    70
Broadmoor Austin/(C)/                         556                                   100
Spyglass Point                                 58                371                100
Bachman East                                  126              1,975                100

Bachman West                  Office        Dallas/Fort Worth             1986     1
Burnett Plaza/(D)/            Office        Dallas/Fort Worth             1983     1
Cottonwood Office Center      Office        Dallas/Fort Worth             1986     3
IBM Call Center               Office        Dallas/Fort Worth             1998     1
Lakeview Center               Office        Dallas/Fort Worth         (A)          1
Millennium Center             Office        Dallas/Fort Worth             1999     1
Park West C2                  Office        Dallas/Fort Worth             1989     1
Park West E1                  Office        Dallas/Fort Worth             1982     1
Park West E2                  Office        Dallas/Fort Worth             1985     1
Walnut Glen Tower             Office        Dallas/Fort Worth             1985     1
WestPoint Office Building     Office        Dallas/Fort Worth             1998     1
Dallas Industrial             Industrial    Dallas/Fort Worth        1970-1987     8
Carrara Place                 Office        Denver                        1982     1
Highland Court                Office        Denver                        1986     1
Orchard Place I & II          Office        Denver                        1980     2
PacifiCare Building           Office        Denver                        1983     1
Panorama Point                Office        Denver                        1983     1
14425 Torrey Chase            Office        Houston                  1982/1989     1
14505 Torrey Chase            Office        Houston                  1982/1993     1
7575 San Felipe               Office        Houston                       1976     1
International Energy Center   Office        Houston                  1982/1990     1
Northchase Place              Office        Houston                  1982/1989     1
One Westchase Center          Office        Houston                       1982     1
Westheimer Central Plaza      Office        Houston                       1982     1
                                                                                 ---
  Total Southwest Region                                                          45
                                                                                 ---

Arizona Industrial            Industrial    Arizona                       1987     7
The Academy                   Office        Los Angeles                   1991     3
Los Angeles Industrial        Industrial    Los Angeles              1973-1992    23
Natomas Corporate Center      Office        Sacramento               1984-1991     6
Carlsbad Pacific Center       Office        San Diego                1986-1989     2
Carlsbad Pacifica             Office        San Diego                     1986     1
Del Mar Gateway               Office        San Diego                 (A)          1
Executive Center Del Mar      Office        San Diego                     1998     2
Plaza I & II                  Office        San Diego                1988-1989     2
The Campus                    Office        San Diego                     1988     1
San Diego Industrial          Industrial    San Diego                1981-1988     9
The Ordway                    Office        San Francisco Bay Area        1970     1
World Savings Center          Office        San Francisco Bay Area        1985     1
San Francisco Bay Area        Industrial    San Francisco Bay Area   1973-1988     6
 Industrial                                                                      ---
  Total West Region                                                               65
                                                                                 ---

Total Properties                                                                 199
                                                                                 ===

Bachman West                                70              1,097                100
Burnett Plaza/(D)/                         205                                    71
Cottonwood Office Center                   164              2,462                100
IBM Call Center                            150              2,172                100
Lakeview Center                            101                682                 79
Millennium Center                           90                380                100
Park West C2                               349              8,304                 99
Park West E1                               183              3,125                100
Park West E2                               201              2,398                 96
Walnut Glen Tower                          464              6,899                 91
WestPoint Office Building                  150              3,460                100
Dallas Industrial                          664              2,376                 95
Carrara Place                              235              3,841                 71
Highland Court                              99              1,442                100
Orchard Place I & II                       105                698                 91
PacifiCare Building                        201              3,547                100
Panorama Point                              79              1,403                100
14425 Torrey Chase                          54                564                 89
14505 Torrey Chase                          67                695                 93
7575 San Felipe                             53                627                 89
International Energy Center                156              1,456                 87
Northchase Place                            68                701                 93
One Westchase Center                       466              7,610                 94
Westheimer Central Plaza                   181              2,318                 91
                                        ------           --------
  Total Southwest Region                 5,685             61,633
                                        ------           --------

Arizona Industrial                         139                847                 96
The Academy                                194              3,749                 91
Los Angeles Industrial                   1,554              7,369                 99
Natomas Corporate Center                   566             12,369                 98
Carlsbad Pacific Center                     90              1,724                 94
Carlsbad Pacifica                           49                879                 88
Del Mar Gateway                            164                                    83
Executive Center Del Mar                   113              2,826                100
Plaza I & II                                89              1,861                 98
The Campus                                  45                738                 80
San Diego Industrial                       359              3,175                 84
The Ordway                                 531             12,547                 97
World Savings Center                       271              6,798                 99
San Francisco Bay Area                     382              2,438                100
 Industrial                             ------           --------
  Total West Region                      4,546             57,320
                                        ------           --------

Total Properties                        19,848            244,438
                                        ======           ========


     /(A)/ Represents Properties in various stages of development or Properties that have been recently developed by the Company and are in various stages of lease-up. See "Item 1. Business - Business and Growth Strategies" for further disclosure on the Company's Development Properties.

     /(B)/ The Company holds a non-controlling, 60% interest in the Oakland 21 and 27 Joint Ventures ("Oaklands 21/27"). Oaklands 21/27 consist of two Development Properties. The Company accounts for its interest using the equity method of accounting.

     /(C)/ The Company holds a non-controlling, 50% interest in the Broadmoor Austin Associates Joint Venture ("Broadmoor Austin"). Broadmoor Austin owns and operates an office complex in Austin, Texas, consisting of seven Properties. The Company accounts for its interest using the equity method of accounting.

     /(D)/ The Company holds a non-controlling, 20% interest in the Burnett Plaza Associates Joint Venture in Fort Worth, Texas. The Company accounts for its interest using the equity method of accounting.

     /(E)/ The area of a Property for which a tenant is required to pay rent, which includes the actual rentable area plus a portion of the common areas of the Property allocated to a tenant.

     At December 31, 1999, the Company's 199 Properties were subject to existing mortgage indebtedness totaling $983.2 million which includes the Company's pro rata share of joint venture debt. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of mortgage debt related to the Properties.

     The Company's Properties are leased by numerous tenants pursuant to operating leases ranging, on average, from three to seven years in length. The following table sets forth a 10-year schedule of the operating Properties lease expirations for leases in place as of December 31, 1999.

Office Properties                                            2000      2001       2002       2003        2004       2005
-----------------                                            ----      ----       ----       ----        ----       ----
Atlanta              Square Feet Expiring (000's)                91        75        112        207         180        76
                     Square Feet as a % of NRA                   10%        8%        12%        23%         20%        8%
                     Annualized Base Rent in Expiring
                         Year (000's)                        $1,410   $ 1,227     $2,061    $ 3,820     $ 3,715    $1,578
                     Annualized Base Rent PSF in
                         Expiring Year                       $15.49   $ 16.36     $18.40    $ 18.45     $ 20.64    $20.76
                     Number of Leases Expiring                   27        24         28         17          18         2

Austin, Dallas/Fort  Square Feet Expiring (000's)               384       382        424        527         556       402
Worth, Denver,       Square Feet as a % of NRA                    9%        9%         9%        12%         12%        9%
Houston              Annualized Base Rent in Expiring
                         Year (000's)                        $5,713   $ 5,825     $6,949    $10,835     $ 9,737    $7,170
                     Annualized Base Rent PSF in
                         Expiring Year                       $14.88   $ 15.25     $16.39    $ 20.56     $ 17.51    $17.84
                     Number of Leases Expiring                   91        75         74         49          44        18

Metro. Washington,   Square Feet Expiring (000's)               145       264        231        203         553       162
D.C.                 Square Feet as a % of NRA                    6%       11%        10%         9%         23%        7%
                     Annualized Base Rent in Expiring
                         Year (000's)                        $3,122   $ 4,944     $5,230    $ 4,824     $12,012    $3,945
                     Annualized Base Rent PSF in
                         Expiring Year                       $21.53   $ 18.73     $22.64    $ 23.76     $ 21.72    $24.35
                     Number of Leases Expiring                   28        31         21         20          25         4

Suburban             Square Feet Expiring (000's)               324       152        169        158         209        92
Philadelphia         Square Feet as a % of NRA                   21%       10%        11%        10%         13%        6%
                     Annualized Base Rent in Expiring
                         Year (000's)                        $3,942   $ 2,267     $2,600    $ 2,914     $ 3,799    $2,145
                     Annualized Base Rent PSF in
                         Expiring Year                       $12.17   $ 14.91     $15.38    $ 18.44     $ 18.18    $23.32
                     Number of Leases Expiring                   23        17         16         18          17        15

Chicago,             Square Feet Expiring (000's)               238       773        231        558         295        71
Suburban Detroit     Square Feet as a % of NRA                    9%       29%         9%        21%         11%        3%
                     Annualized Base Rent in Expiring
                         Year (000's)                        $4,294   $15,349     $5,385    $11,769     $ 7,257    $1,506
                     Annualized Base Rent PSF in
                         Expiring Year                       $18.04   $ 19.86     $23.31    $ 21.09     $ 24.60    $21.21
                     Number of Leases Expiring                   49        42         25         35          42         7

Arizona, Los         Square Feet Expiring (000's)               208       283        121        254         261       189
Angeles,
Sacramento, San      Square Feet as a % of NRA                   11%       15%         6%        13%         13%       10%
Diego, San Francisco Annualized Base Rent in Expiring
Bay Area                 Year (000's)                        $4,763   $ 6,227     $2,780     $6,294     $ 5,906    $4,272
                     Annualized Base Rent PSF in
                         Expiring Year                       $22.90   $ 22.00     $22.98     $24.78     $ 22.63    $22.60
                     Number of Leases Expiring                   54        50         36         34          36         9

Office Properties                                              2006       2007       2008      2009     Thereafter
-----------------                                              ----       ----       ----      ----     ----------
Atlanta              Square Feet Expiring (000's)                24         61         3          0            0
                     Square Feet as a % of NRA                    3%         7%        0%         0%           0%
                     Annualized Base Rent in Expiring
                         Year (000's)                        $  602     $1,475    $   30         $0      $     0
                     Annualized Base Rent PSF in
                         Expiring Year                       $25.08     $24.18    $10.00    $  0.00      $  0.00
                     Number of Leases Expiring                    1          2         2          0            0

Austin, Dallas/Fort  Square Feet Expiring (000's)               197        229       150        449          489
Worth, Denver,       Square Feet as a % of NRA                    4%         5%        3%        10%          11%
Houston              Annualized Base Rent in Expiring
                         Year (000's)                        $3,741     $4,548    $2,232    $10,034      $10,106
                     Annualized Base Rent PSF in
                         Expiring Year                       $19.04     $19.86    $14.88    $ 22.35      $ 20.65
                     Number of Leases Expiring                    6          7         1          8            7

Metro. Washington,   Square Feet Expiring (000's)               338        259         1         30           95
D.C.                 Square Feet as a % of NRA                   14%        11%        0%         1%           4%
                     Annualized Base Rent in Expiring
                         Year (000's)                        $8,509     $6,077    $   13    $   918      $ 3,134
                     Annualized Base Rent PSF in
                         Expiring Year                       $25.17     $23.46    $13.00    $ 30.60      $ 32.99
                     Number of Leases Expiring                   10         10         1          2            2

Suburban             Square Feet Expiring (000's)                41         94        55         19          162
Philadelphia         Square Feet as a % of NRA                    3%         6%        4%         1%          10%
                     Annualized Base Rent in Expiring
                         Year (000's)                        $  840     $1,273    $1,377    $   405      $ 3,694
                     Annualized Base Rent PSF in
                         Expiring Year                       $20.49     $13.54    $25.04    $ 21.32      $ 22.80
                     Number of Leases Expiring                    3          3         3          1            3

Chicago,             Square Feet Expiring (000's)                50         31        10         47          288
Suburban Detroit     Square Feet as a % of NRA                    2%         1%        0%         2%          11%
                     Annualized Base Rent in Expiring
                         Year (000's)                        $1,329     $  742    $  311    $ 1,257      $ 6,929
                     Annualized Base Rent PSF in
                         Expiring Year                       $26.58     $23.94    $31.10    $ 26.74      $ 24.06
                     Number of Leases Expiring                    5          2         1          1            5

Arizona, Los         Square Feet Expiring (000's)                33        188        20         95          223
Angeles,
Sacramento, San      Square Feet as a % of NRA                    2%        10%        1%         5%          11%
Diego, San Francisco Annualized Base Rent in Expiring
Bay Area                 Year (000's)                        $  928     $5,098    $  572    $ 2,287      $ 7,237
                     Annualized Base Rent PSF in
                         Expiring Year                       $28.12     $27.12    $28.60    $ 24.07      $ 32.45
                     Number of Leases Expiring                    4          4         2          1            1

Total Office         Square Feet Expiring (000's)             1,390      1,929      1,288      1,907       2,054       992
Properties           Square Feet as a % of NRA                   10%        14%         9%        14%         15%        7%
                     Annualized Base Rent in Expiring
                         Year (000's)                       $23,244    $35,839    $25,005    $40,456     $42,426    $20,616
                     Annualized Base Rent PSF in
                         Expiring Year                      $ 16.72    $ 18.58    $ 19.41    $ 21.21     $ 20.66    $20.78
                     Number of Leases Expiring                  272        239        200        173         182        55

Industrial Properties
---------------------

Dallas/Fort Worth    Square Feet Expiring (000's)                42        190        197        161          24        20
                     Square Feet as a % of NRA                    6%        29%        30%        24%          4%        3%
                     Annualized Base Rent in Expiring
                         Year (000's)                       $   170    $   573    $   793    $   658     $    96    $   69
                     Annualized Base Rent PSF in
                         Expiring Year                      $  4.05    $  3.02    $  4.03    $  4.09     $  4.00    $ 3.45
                     Number of Leases Expiring                    3          4          4          4           2         1

Metro. Washington,   Square Feet Expiring (000's)               457         51         17        181           0       108
D.C.                 Square Feet as a % of NRA                   52%         6%         2%        21%          0%       12%
                     Annualized Base Rent in Expiring
                         Year (000's)                       $ 1,816    $   223    $    88    $   840     $     0    $  566
                     Annualized Base Rent PSF in
                         Expiring Year                      $  3.97    $  4.37    $  5.18    $  4.64     $  0.00    $ 5.24
                     Number of Leases Expiring                    7          2          2          3           0         1

Chicago              Square Feet Expiring (000's)                 0        204         75          0         248       136
                     Square Feet as a % of NRA                    0%        22%         8%         0%         27%       15%
                     Annualized Base Rent in Expiring
                         Year (000's)                       $     0    $   613    $   396    $     0     $ 1,093    $  749
                     Annualized Base Rent PSF in
                         Expiring Year                      $  0.00    $  3.00    $  5.28    $  0.00     $  4.41    $ 5.51
                     Number of Leases Expiring                    0          2          4          0           3         1

Arizona, Los
Angeles,             Square Feet Expiring (000's)               865        526        191        335         213       143
Sacramento, San      Square Feet as a % of NRA                   36%        22%         8%        14%          9%        6%
Diego, San           Annualized Base Rent in Expiring
Francisco Bay Area       Year (000's)                       $ 4,659    $ 3,078    $ 1,648    $ 2,174     $ 1,116    $1,194
                     Annualized Base Rent PSF in
                         Expiring Year                      $  5.39    $  5.85    $  8.63    $  6.49     $  5.24    $ 8.35
                     Number of Leases Expiring                   35         23         23         12           8         4

Total Industrial     Square Feet Expiring (000's)             1,364        971        480        677         485       407
Properties           Square Feet as a % of NRA                   28%        20%        10%        14%         10%        8%
                     Annualized Base Rent in Expiring
                         Year (000's)                       $ 6,645    $ 4,487    $ 2,925    $ 3,672     $ 2,305    $2,578
                     Annualized Base Rent PSF in
                         Expiring Year                      $  4.87    $  4.62    $  6.09    $  5.42     $  4.75    $ 6.33
                     Number of Leases Expiring                   45         31         33         19          13         7

Total Office         Square Feet Expiring (000's)               683        862       239        640      1,257
Properties           Square Feet as a % of NRA                    5%         6%        2%         5%         9%
                     Annualized Base Rent in Expiring
                         Year (000's)                       $15,949    $19,213    $4,535    $14,901    $31,100
                     Annualized Base Rent PSF in
                         Expiring Year                      $ 23.37    $ 22.29    $18.97    $ 23.28    $ 24.73
                     Number of Leases Expiring                   29         28        10         13         18

Industrial Properties
---------------------

Dallas/Fort Worth    Square Feet Expiring (000's)                 0          0         0          0          0
                     Square Feet as a % of NRA                    0%         0%        0%         0%         0%
                     Annualized Base Rent in Expiring
                         Year (000's)                       $     0    $     0    $    0    $     0    $     0
                     Annualized Base Rent PSF in
                         Expiring Year                      $  0.00    $  0.00    $ 0.00    $  0.00    $  0.00
                     Number of Leases Expiring                    0          0         0          0          0

Metro. Washington,   Square Feet Expiring (000's)                 0          0         0          0          0
D.C.                 Square Feet as a % of NRA                    0%         0%        0%         0%         0%
                     Annualized Base Rent in Expiring
                         Year (000's)                       $     0    $     0    $    0    $     0    $     0
                     Annualized Base Rent PSF in
                         Expiring Year                      $  0.00    $  0.00    $ 0.00    $  0.00    $  0.00
                     Number of Leases Expiring                    0          0         0          0          0

Chicago              Square Feet Expiring (000's)                 0          0       267          0          0
                     Square Feet as a % of NRA                    0%         0%       29%         0%         0%
                     Annualized Base Rent in Expiring
                         Year (000's)                       $     0    $     0    $  988    $     0    $     0
                     Annualized Base Rent PSF in
                         Expiring Year                      $  0.00    $  0.00    $ 3.70    $  0.00    $  0.00
                     Number of Leases Expiring                    0          0         1          0          0

Arizona, Los
 Angeles,            Square Feet Expiring (000's)                10          0        48         31          0
Sacramento, San      Square Feet as a % of NRA                    0%         0%        2%         1%         0%
Diego, San           Annualized Base Rent in Expiring
Francisco Bay Area       Year (000's)                       $   132    $     0    $  276    $   300    $     0
                     Annualized Base Rent PSF in
                         Expiring Year                      $ 13.20    $  0.00    $ 5.75    $  9.68    $  0.00
                     Number of Leases Expiring                    1          0         1          1          0

Total Industrial     Square Feet Expiring (000's)                10          0       315         31          0
Properties           Square Feet as a % of NRA                    0%         0%        6%         1%         0%
                     Annualized Base Rent in Expiring
                         Year (000's)                       $   132    $     0    $1,264    $   300    $     0
                     Annualized Base Rent PSF in
                         Expiring Year                      $ 13.20    $  0.00    $ 4.01    $  9.68    $  0.00
                     Number of Leases Expiring                    1          0         2          1          0

     The Company is actively engaged in and has significant experience in the development, redevelopment and renovation of office and industrial properties. The Company expects to have the total projected costs of Development Properties comprise 10-15% of its total market capitalization at any point in time. At December 31, 1999, the Company had 1.0 million square feet of Properties under development. In addition to new building construction, the Company is involved in substantial levels of construction activity in the normal course of owning and operating buildings. Such activity includes building out interior space for tenants, expansions of existing buildings, and repairs necessary to upgrade or maintain the quality of the buildings. The table below sets forth a schedule of the building type, market, square feet and estimated cost of each Development Property.

Development Properties              Type             Market                   Square Feet/(1)/     Estimated Cost
----------------------              ----             ------                   ----------------     --------------
                                                                              (in thousands)       (in millions)
Croton Road Corporate Center        Office           Sub.Philadelphia                  97              $ 16.8
Lakeview Center                     Office           Dallas/Fort Worth                101                 9.7
Spyglass Point                      Office           Austin                            58                10.0
Barton Skyway I                     Office           Austin                           195                28.2
Barton Skyway II                    Office           Austin                           195                31.0
Research Office Center III          Office           Metro. Wash., DC                 148                24.1
Oaklands 21/27 /(2)/                Office           Sub. Philadelphia                 53                 6.8
1247 Ward Avenue                    Office           Sub. Philadelphia                 27                 3.6
Del Mar Gateway                     Office           San Diego                        164                33.8
                                                                                    -----              ------
       Total Development Properties                                                 1,038              $164.0
                                                                                    =====              ======

/(1)/ The area of a Property for which a tenant is required to pay rent, which includes the actual rentable area plus a portion of the common areas of the Property allocated to a tenant.
/(2)/ The Company has a 60% joint venture interest in these Properties. The net rentable square feet presented above represents 100% of the Properties square footage since the Company has an option to acquire the remaining 40% joint venture interest.

Competition

       The Company operates in six regions: Mid-Atlantic, Midwest, Northeast, Southeast, Southwest and West and competes with many local, regional and national competitors in the office and industrial sectors. These six regions comprise 12 core markets and two other markets, nationwide. None of the markets in which the Company operates are dominated by any one owner or by the Company. In each market the Company competes on a number of factors including rental rates, tenant concession allowances, quality and location of buildings, quality of property management, and other economic and non-economic factors. Major competitors in each region include the following companies:

Market                             Competitors
------                             -----------

Austin, Dallas/Fort Worth,         CarrAmerica Realty Corp., Equity Office
                                   Properties, Mack-Cali Realty Corp., Crescent
Denver, Houston                    Real Estate Equities, ProLogis, Trammell Crow
                                   Company, Lincoln Property Co.

Metro. Washington, D.C.            CarrAmerica Realty Corp., Equity Office
                                   Properties, Brandywine Realty Trust, Boston
                                   Properties

Chicago, Suburban Detroit          CarrAmerica Realty Corp., Equity Office
                                   Properties, CenterPoint Properties, ProLogis,
                                   Duke-Weeks Realty Corporation, First
                                   Industrial Realty

Suburban Philadelphia              Liberty Property Trust, Equity Office
                                   Properties, Mack-Cali Realty Corp.,
                                   Brandywine Realty Trust

Atlanta Cousins Properties, Equity Office Properties, CarrAmerica Realty Corp., Duke-Weeks Realty Corporation

Arizona, Los Angeles,              CarrAmerica Realty Corp., Spieker Properties,
                                   Kilroy Realty Corp., Cornerstone
Sacramento, San Diego,             Properties, Arden Realty, Shorenstein Co.,
                                   Equity Office Properties, ProLogis, Boston
San Francisco Bay Area             Properties


Item 3.   Legal Proceedings

       Neither the Company nor its affiliates (other than in a representative capacity) is presently subject to any material litigation. To the Company's knowledge, no litigation has been threatened against it or its affiliates other than routine actions and administrative proceedings, substantially all of which are expected to be covered by liability insurance and which, in the aggregate, are not expected to have a material adverse effect on the business or financial condition of the Company.

Item 4.   Submission of Matters to a Vote of Security Holders

       No matter was submitted to a vote of security holders of the Company during the fourth quarter of 1999 through the solicitation of proxies or otherwise.

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Shareholder Matters

Market Information

       The Company's common shares commenced trading on The New York Stock Exchange (the "NYSE") on October 17, 1996 under the symbol "PP." As of March 17, 2000, the last reported sales price per common share on the NYSE was $21.438 per common share. The following table sets forth the high and low sales price per common share reported on the NYSE as traded for the periods indicated.

     Period                                                    High             Low
     ------                                                    ----             ---
     1999
       Fourth Quarter......................................    22 1/2         18 5/8
       Third Quarter.......................................    24             21 1/2
       Second Quarter......................................    24 3/8         18 7/16
       First Quarter.......................................    22 3/16        18 1/8
     1998
       Fourth Quarter......................................    22 13/16       18 1/2
       Third Quarter.......................................    26             19 1/8
       Second Quarter......................................    26 11/16       22 15/16
       First Quarter.......................................    28 1/4         25

     The foregoing over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Shareholder Information

     At March 17, 2000, the Company had approximately 387 holders of record and approximately 11,000 beneficial owners of its common shares. As of March 17, 2000, all of the Company's 3,773,585 Series A Preferred Shares, which are convertible into the Company's common shares subject to certain limitations, were held by Security Capital Preferred Growth, Incorporated ("SCPG"). In addition, the units of limited partnership interest in the Operating Partnership, which are redeemable for common shares subject to certain limitations, were held by 22 entities or persons.

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

Distribution Information

     The Company has adopted a policy of paying regular quarterly distributions on its common shares and cash distributions have been paid on the Company's common shares with respect to the period since its inception. The following table sets forth information regarding the declaration and payment of distributions by the Company in 1999 and 1998.

                                                 Distribution  Distribution    Per Share
                                                    Record        Payment    Distribution
     Period Which Distribution Relates               Date          Date         Amount
     ---------------------------------           ------------  ------------  ------------
     1999
       Fourth Quarter                                12/31/99       1/14/00         $0.44
       Third Quarter                                  9/30/99      10/15/99         $0.44
       Second Quarter                                 6/30/99       7/16/99         $0.44
       First Quarter                                  3/31/99       4/16/99         $0.40
     1998
       Fourth Quarter                                12/31/98       1/15/99         $0.40
       Third Quarter                                  9/30/98      10/16/98         $0.40
       Second Quarter                                 6/30/98       7/17/98         $0.40
       First Quarter                                  3/31/98       4/17/98         $0.40

     The foregoing distributions represent an approximate 10.1% and 18.5% return of capital in 1999 and 1998, respectively. In order to maintain its qualification as a REIT, the Company must make annual distributions to its shareholders of at least 95% of its taxable income, excluding net capital gains. During the year ended December 31, 1999, the Company declared distributions totaling $1.72. During the year ended December 31, 1998, the Company declared distributions totaling $1.60. Under certain circumstances the Company may be required to make distributions in excess of cash available for distribution in order to meet such REIT distribution requirements. In such event, the Company presently would expect to borrow funds, or to sell assets for cash, to the extent necessary to obtain cash sufficient to make the distributions required to retain its qualification as a REIT for federal income tax purposes.

     The Company has declared a cash distribution for the first quarter of 2000 in the amount of $.44 per share, payable on April 14, 2000 to holders of record on March 31, 2000. The Company currently anticipates that it will maintain at least the current distribution rate for the immediate future, unless actual results of operations, economic conditions or other factors differ from its current expectations. Future distributions, if any, paid by the Company will be at the discretion of the board of trustees of the Company and will depend on the actual cash flow of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors as the board of trustees of the Company deems relevant.

Recent Sales of Unregistered Securities

     On September 17, 1999, the Company privately placed 2,000,000 series C cumulative redeemable perpetual preferred units (the "Series C Perpetual Preferred Units") with Belair Capital Fund LLC for approximately $50.0 million. The proceeds were used to repay borrowings under the Company's line of credit. The Series C Perpetual Preferred Units are callable by the Company in five years at par value and have a coupon rate of 9.45%. The private placement was exempt from registration under Section 4(2) of the Securities Act.

Item 6.   Selected Financial and Operating Data

     The following sets forth selected financial and operating data for the Company and selected combined historical financial data for the predecessor company. The following data should be read in conjunction with the historical Consolidated Financial Statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.

     The selected historical consolidated financial data for the Company for the years ended December 31, 1999, 1998 and 1997 and the period October 22, 1996 through December 31, 1996 and the selected historical combined financial data for the period January 1, 1996 through October 21, 1996 and the year ended December 31, 1995 has been derived from the historical Consolidated and Combined Financial Statements of the Company and the predecessor company, respectively, and the notes thereto audited by PricewaterhouseCoopers LLP, independent accountants.

                                                                       Company Historical
                                                  ---------------------------------------------------------------
                                                   Year Ended      Year Ended      Year Ended      Oct. 22, 1996
                                                  Dec. 31, 1999   Dec. 31, 1998   Dec. 31, 1997   - Dec. 31, 1996
                                                  -------------  --------------  --------------   ---------------
Statements of Operations Data:
Rental income.....................................  $  297,147      $  235,650      $  127,089        $  13,485
Fee and other income/(1)/.........................       3,325           5,964           4,639              302
                                                    ----------      ----------      ----------        ---------
   Total revenues.................................     300,472         241,614         131,728           13,787
Operating expenses/(1)/...........................      78,446          65,191          37,221            4,670
Real estate taxes.................................      34,201          25,512          13,742            1,162
Interest expense..................................      60,472          42,681          21,955              846
Real estate depreciation and
 Amortization.....................................      54,482          41,828          21,600            2,696
Other depreciation and amortization...............          53
Equity in income of joint ventures and
 Unconsolidated subsidiary/(1)/...................       4,294           7,398           5,208            1,427
                                                    ----------      ----------      ----------        ---------
Income before gain on sales, minority
 Interests, and extraordinary items...............      77,112          73,800          42,418            5,840
Gain on sales.....................................      16,105          14,416             641
Minority interests/(2)/...........................     (12,735)         (7,796)         (5,235)            (844)
                                                    ----------      ----------      ----------        ---------
Income before extraordinary items.................      80,482          80,420          37,824            4,996
Extraordinary items...............................                      (9,001)           (878)
                                                    ----------      ----------      ----------        ---------
Net income........................................      80,482          71,419          36,946            4,996
Preferred dividends...............................      (6,491)         (5,655)            (25)
                                                    ----------      ----------      ----------        ---------
Net income applicable to common
 Shareholders.....................................      73,991          65,764          36,921            4,996
                                                    ==========      ==========      ==========        =========
Net income per common share - basic...............  $     1.95      $     1.70      $     1.48        $     .25
                                                    ==========      ==========      ==========        =========

Net income per common share
 Before extraordinary items - basic...............  $     1.95      $     1.93      $     1.52        $     .25
                                                    ==========      ==========      ==========        =========

Weighted average number of common
 Shares outstanding...............................      37,875          38,742          24,930           20,002
                                                    ==========      ==========      ==========        =========

Net income per common share -
 Diluted..........................................  $     1.93      $     1.68      $     1.46        $     .25
                                                    ==========      ==========      ==========        =========

Net income per common share before
  Extraordinary items - diluted...................  $     1.93      $     1.89      $     1.49        $     .25
                                                    ==========      ==========      ==========        =========
Weighted average number of common
 Shares and common share equivalents
  Outstanding.....................................      41,729          42,497          25,307           20,332
                                                    ==========      ==========      ==========        =========

Balance Sheet Data (end of period):
  Real estate, before accumulated
   depreciation...................................  $1,898,482      $1,810,735      $1,170,992        $ 501,035
  Real estate, after accumulated
   Depreciation...................................   1,807,021       1,749,503       1,134,849          482,528
  Cash and cash equivalents.......................      13,313           5,523           7,075            7,226
  Total assets....................................   1,994,663       1,871,145       1,239,846          531,026
  Debt on real estate.............................     896,810         800,263         420,030          128,800
  Total liabilities...............................     983,850         880,447         470,607          151,977
  Shareholders' equity............................     831,493         860,578         696,632          325,221

Other Data:
EBITDA/(3)/.......................................  $  201,243      $  166,454      $   95,551        $  11,445
Funds from Operations/(4)/........................     124,665         113,620      $   66,047        $   8,935
Cash flow from operations.........................     119,664         101,986          61,458            9,142
Cash flow from investing..........................    (140,377)       (563,851)       (660,263)        (353,809)
Cash flow from financing..........................      28,503         460,313         598,654          351,892

Property Data (end of period):
Number of Properties..............................         199             233             161               95
Total GLA in sq. ft...............................      19,848          20,963          18,082            9,944
Occupancy %.......................................          96%             97%             96%              97%

                                                        Predecessor Company
                                                             Historical
                                                  -------------------------------
                                                    Jan. 1, 1996     Year Ended
                                                  - Oct. 21, 1996   Dec. 31, 1995
                                                  ---------------  --------------
Statements of Operations Data:
Rental income.....................................    $ 27,086        $ 29,423
Fee and other income/(1)/.........................      17,510          25,741
                                                      --------        --------
   Total revenues.................................      44,596          55,164
Operating expenses/(1)/...........................      24,845          31,127
Real estate taxes.................................       3,085           3,030
Interest expense..................................       5,951           3,882
Real estate depreciation and
 Amortization.....................................       5,993           7,060
Other depreciation and amortization...............                         106
Equity in income of joint ventures and
 Unconsolidated subsidiary/(1)/...................          18              11
                                                      --------        --------
Income before gain on sales, minority
 Interests, and extraordinary items...............       4,740           9,970
Gain on sales.....................................         378
Minority interests/(2)/...........................
                                                      --------        --------
Income before extraordinary items.................       5,118           9,970
Extraordinary items...............................
                                                      --------        --------
Net income........................................       5,118           9,970
Preferred dividends...............................
                                                      --------        --------
Net income applicable to common
 Shareholders.....................................       5,118           9,970
                                                      ========        ========
Net income per common share - basic...............

Net income per common share
 Before extraordinary items - basic...............


Weighted average number of common
 Shares outstanding...............................


Net income per common share -
 Diluted..........................................


Net income per common share before
  Extraordinary items - diluted...................

Weighted average number of common
 Shares and common share equivalents
  Outstanding.....................................

Balance Sheet Data (end of period):
  Real estate, before accumulated
   depreciation...................................                    $153,148
  Real estate, after accumulated
   Depreciation...................................                     141,368
  Cash and cash equivalents.......................                       1,033
  Total assets....................................                     154,635
  Debt on real estate.............................                      46,442
  Total liabilities...............................                      50,769
  Shareholders' equity............................                     103,866

Other Data:
EBITDA/(3)/.......................................    $ 20,458        $ 25,705
Funds from Operations/(4)/........................    $ 11,608        $ 18,114
Cash flow from operations.........................      10,268        $ 16,238
Cash flow from investing..........................     (32,985)       $ (4,301)
Cash flow from financing..........................      23,283        $(20,037)

Property Data (end of period):
Number of Properties..............................          57              55
Total GLA in sq. ft...............................       6,641           6,323
Occupancy %.......................................          95%             97%

/(1)/ The Manager's operations are combined with the property operations in the historical statements of the predecessor company and are accounted for under the equity method in the Company's historical statements; therefore, the historical statements of the predecessor company include the Manager's revenues and expenses on a gross basis in the respective income and expense line items and the Company's historical statements present the Manager's net operations in the line item titled "Equity in income of joint ventures and unconsolidated subsidiary."

      Equity in income of joint ventures and unconsolidated subsidiary includes the Company's approximate 50% interest in the Broadmoor Austin Joint Venture on a historical basis, and the predecessor company's 25% interest in the Broadmoor Austin Joint Venture, which is accounted for on the equity method for all periods presented. For more information on the operations and accounts of the Broadmoor Austin Joint Venture, refer to Note (5) in the footnotes to the Consolidated Financial Statements of the Company.

/(2)/ Represents the interest in the Operating Partnership which is owned by the minority interest holders.

/(3)/ EBITDA means operating income before mortgage and other interest expense, income taxes, depreciation and amortization. The Company believes EBITDA is useful to investors as an indicator of the Company's ability to service debt and pay cash distributions. EBITDA, as calculated by the Company, is not comparable to EBITDA reported by other REITs that do not define EBITDA exactly as the Company defines that term. EBITDA does not represent cash generated from operating activities in accordance with GAAP, and should not be considered as an alternative to operating income or net income as an indicator of performance or as an alternative to cash flows from operating activities as an indicator of liquidity. The Company's EBITDA for the respective periods is calculated as follows:

                                                                                    Company
                                                                                   Historical
                                                      --------------------------------------------------------------------
(in thousands)                                         Year Ended        Year Ended        Year Ended      Oct. 22, 1996 -
                                                      Dec. 31, 1999     Dec. 31, 1998     Dec. 31, 1997     Dec. 31, 1996
                                                      -------------     -------------     -------------    ---------------
EBITDA
Net Income.........................................         $ 80,482          $ 71,419           $36,946           $ 4,996
Add:
 Interest expense..................................           60,472            42,681            21,995               846
 Real estate depreciation and amortization.........           54,482            41,828            21,600             2,696
 Other depreciation and amortization...............               53
 EBITDA of unconsolidated subsidiary...............            2,837             6,086             5,434             1,700
 EBITDA of unconsolidated joint ventures...........           10,739             9,588             9,419             1,810
Extraordinary items................................                              9,001               878
Minority interests/(1)/............................           12,577             7,665             5,128               824
Less:
 Gain on sales.....................................          (16,105)          (14,416)             (641)
 Equity in income of joint ventures and
  unconsolidated subsidiary........................           (4,294)           (7,398)           (5,208)           (1,427)
                                                            --------          --------           -------           -------
EBITDA.............................................         $201,243          $166,454           $95,551           $11,445
                                                            ========          ========           =======           =======
                                                          Predecessor Company
                                                               Historical
                                                       ------------------------------
(in thousands)                                         Jan. 1, 1996 -     Year Ended
                                                       Oct. 21, 1996    Dec. 31, 1995
                                                       --------------   -------------
EBITDA
Net Income.........................................        $ 5,118             $ 9,970
Add:
 Interest expense..................................          5,951               3,882
 Real estate depreciation and amortization.........          5,993               7,060
 Other depreciation and amortization...............                                106
 EBITDA of unconsolidated subsidiary...............
 EBITDA of unconsolidated joint ventures...........          3,792               4,698
Extraordinary items................................
Minority interests/(1)/............................
Less:
 Gain on sales.....................................           (378)
 Equity in income of joint ventures and
  unconsolidated subsidiary........................            (18)                (11)
                                                           -------             -------
EBITDA.............................................        $20,458             $25,705
                                                           =======             =======

  /(1)/ Represents the minority interests applicable to common and preferred unit holders of the Operating Partnership.

(4) "Funds from Operations," as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), means net income, computed in accordance with generally accepted accounting principles ("GAAP") excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships, joint ventures and subsidiaries. The Company believes that Funds from Operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. The Company's Funds from Operations is not comparable to Funds from Operations reported by other REITs that do not define that term using the current NAREIT definition. The Company believes that in order to facilitate a clear understanding of the combined historical operating results of the predecessor company and the Company, Funds from Operations should be examined in conjunction with net income as presented in the audited Consolidated Financial Statements and notes thereto of the Company included elsewhere in this Form 10-K. Funds from Operations does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income as an indication of the Company's performance or to cash flows as a measure of liquidity or ability to make distributions. The Company's and predecessor company's Funds from Operations for the respective periods is calculated as follows:

                                                                                    Company
                                                                                   Historical
                                                      --------------------------------------------------------------------
(in thousands)                                         Year Ended        Year Ended        Year Ended      Oct. 22, 1996 -
                                                      Dec. 31, 1999     Dec. 31, 1998     Dec. 31, 1997     Dec. 31, 1996
                                                      -------------     -------------     -------------    ---------------
Funds from Operations
Net Income.....................................          $ 80,482          $ 71,419         $36,946             $4,996
Add:
 Real estate depreciation and amortization.....            54,482            41,828          21,600              2,696
 Real estate depreciation and amortization of
  unconsolidated joint ventures................             2,480             2,196           2,136                419
 Minority interests/(1)/.......................            12,577             7,665           5,128                824
Extraordinary items............................                               9,001             878
Less:
 Gain on sales.................................           (16,105)          (14,416)           (641)
 Dividend on perpetual preferred...............            (9,251)           (4,073)
                                                         --------          --------         -------             ------
Funds from Operations..........................          $124,665          $113,620         $66,047             $8,935
                                                         ========          ========         =======             ======
                                                          Predecessor Company
                                                               Historical
                                                       ------------------------------
(in thousands)                                         Jan. 1, 1996 -     Year Ended
                                                       Oct. 21, 1996    Dec. 31, 1995
                                                       --------------   -------------
Funds from Operations
Net Income.....................................            $ 5,118           $ 9,970
Add:
 Real estate depreciation and amortization.....              5,993             7,060
 Real estate depreciation and amortization of
  unconsolidated joint ventures................                875             1,084
 Minority interests/(1)/.......................
Extraordinary items............................
Less:
 Gain on sales.................................               (378)
 Dividend on perpetual preferred...............

Funds from Operations..........................            $11,608           $18,114
                                                           =======           =======

   (1) Represents the minority interests applicable to the common and preferred unit holders of the Operating Partnership.

   Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the "Selected Financial and Operating Data" and the historical Consolidated Financial Statements and related notes thereto for the Company. Historical results set forth in the "Selected Financial and Operating Data," and the Consolidated Financial Statements of the Company should not be taken as an indication of future operations of the Company.

Overview

     Prentiss Properties Trust is a Maryland Real Estate Investment Trust (the "REIT") that acquires, owns, manages, leases, develops and builds office and industrial properties throughout the United States. The REIT operates principally through Prentiss Properties Acquisition Partners, L.P. and its subsidiaries (the "Operating Partnership") and Prentiss Properties Limited, Inc. (the "Manager" and together with the REIT and the Operating Partnership, the "Company"). The Company is self-administered, in that it provides its own administrative services, such as accounting, tax and legal, internally through its own employees. The Company is self-managed, in that it internally provides all the management and maintenance services that its properties require through its own employees, such as property managers, leasing professionals and engineers.

     At January 1, 1999, the Company owned 233 properties consisting of 128 office and 105 industrial properties containing in the aggregate 21.0 million net rentable square feet. During the year ended December 31, 1999, the Company acquired six office properties totaling approximately 1.1 million square feet. Additionally, the Company sold 45 properties totaling approximately 2.6 million square feet and transitioned eight development projects to operations. The Company also began development of five office properties containing, 439,000 square feet. Inclusive of the Company's proportionate share of the net rentable square feet of the Companys 50% and 20% joint venture interests in the Broadmoor Austin properties and Burnett Plaza Property, respectively, at December 31, 1999, the Company had 199 properties (the "Properties") containing 19.8 million net rentable square feet. The Company's Properties include 10 Properties containing 1.0 million square feet that are in various stages of development or have been recently developed by the Company and are in various stages of lease-up (the "Development Properties"). As of December 31, 1999, the 10 Development Properties had incurred total costs of approximately $104.6 million and were 94% leased or committed.

                                                                                  Number of
                                                                                  Buildings     Square Feet
                                                                                  ---------     -----------
                                                                                               (in thousands)
Properties at December 31, 1996.............................................             97          9,829

Activity for the Year Ended December 31, 1997
   Property Acquisitions....................................................             66          6,817
   Property Dispositions....................................................             (1)          (284)
   Development Starts.......................................................              8          1,164
                                                                                  ---------     -----------
                                                                                        170         17,526

Activity for the Year Ended December 31, 1998
   Property Acquisitions....................................................             84          5,016
   Property Dispositions....................................................            (29)        (2,595)
   Development Starts.......................................................              8          1,016
                                                                                  ---------     -----------
                                                                                        233         20,963

Activity for the Year Ended December 31, 1999
   Property Acquisitions....................................................              6          1,088
   Property Dispositions....................................................            (45)        (2,642)
   Development Starts.......................................................              5            439
                                                                                  ---------     -----------

Properties at December 31, 1999.............................................            199         19,848
                                                                                  =========     ===========

Results of Operations

     As noted above, the Company has had significant property transactions during the periods subsequent to December 31, 1996 and consequently, the comparisons of the years provide only limited information regarding the operations of the Company as currently constituted.

Comparison of the Year Ended December 31, 1999 to the Year Ended December 31,
1998

     General. As a result of the Company's significant property transactions, with respect to the comparison of the results of operations for the year ended December 31, 1999 to the year ended December 31, 1998, the following should be considered:

     .  111  Properties that consolidated into the Company's results of operations were owned and fully operational at January 1, 1998 and remained in the Company's portfolio at December 31, 1999;
     .    8  Properties, the Broadmoor Austin Properties and the Burnett Plaza
             Property (which was acquired in 1999), were accounted for using the equity method of accounting;
     .   58  Properties, which are wholly owned by the Company, were acquired subsequent to January 1, 1998 and prior to December 31, 1999 that remained in the Company's portfolio at December 31, 1999;
     .   74  Properties were sold during the two-year period ended December 31,
             1999;
     .    1  Property, World Savings Center, the economics of which were owned during the comparative periods, was converted to real estate from a mortgage note receivable in December 1998.
     .   11  Properties that were developed by the Company became operational subsequent to January 1, 1998 and remained in the portfolio at
             December 31, 1999; and
     .   10  Properties were in various stages of development or in various stages of lease-up at December 31, 1999.

     Rental Revenue. Rental revenues increased by $61.5 million, or 26.1% to $297.1 million from $235.7 million primarily as a result of Properties acquired or Development Properties becoming operational subsequent to January 1, 1998, offset by properties that were sold during the two years ended December 31, 1999. Rental income for the 111

Properties that were owned and fully operational at January 1, 1998 and remained in the Company's portfolio at December 31, 1999 increased by $4.3 million, or 2.7%, from $161.1 million for the year ended December 31, 1998 to $165.4 million for the year ended December 31, 1999. The increase was attributable to the Company's six regions as follows:

     .   18  Properties in the Mid-Atlantic Region increased $833,000, or 2.3%;
     .   14  Properties in the Midwest Region decreased $104,000, or .3%;
     .   15  Properties in the Northeast Region increased $534,000, or 2.9%;
     .   10  Properties in the Southeast Region increased $354,000, or 3.3%;
     .   20  Properties in the Southwest Region increased $2.2 million, or 5.8%;
             and
     .   34  Properties in the West Region increased $471,000, or 1.7%.

     Property Operating and Maintenance. Property operating and maintenance increased by $12.4 million, or 21.7%, to $69.6 million from $57.2 million primarily as a result of Properties acquired or Development Properties becoming operational subsequent to January 1, 1998, offset by properties that were sold during the two years ended December 31, 1999. Property operating and maintenance for the 111 Properties that were owned and fully operational at January 1, 1998 and remained in the Company's portfolio at December 31, 1999 increased by $586,000, or 1.5%, from $39.4 million for the year ended December 31, 1998 to $40.0 million for the year ended December 31, 1999. However, for these 111 Properties, these costs were consistent as a percent of rental revenues of approximately 24% for both years. The increase was attributable to the Company's six regions as follows:

     .   18  Properties in the Mid-Atlantic Region increased $267,000, or 3.1%;
     .   14  Properties in the Midwest Region increased $240,000, or 3.8%;
     .   15  Properties in the Northeast Region increased $58,000, or 1.4%;
     .   10  Properties in the Southeast Region increased $77,000, or 1.8%;
     .   20  Properties in the Southwest Region decreased $84,000, or less than
             1%; and
     .   34  Properties in the West Region increased $28,000, or less than 1%.

     Real Estate Taxes. Real estate taxes increased by $8.7 million, or 34.1%, to $34.2 million from $25.5 million primarily as a result of Properties acquired or Development Properties becoming operational subsequent to January 1, 1998, offset by properties that were sold during the two years ended December 31, 1999. Real estate taxes for the 111 Properties that were owned and fully operational at January 1, 1998 and remained in the Company's portfolio at December 31, 1999 increased by $1.5 million, or 8.5%, from $17.2 million for the year ended December 31, 1998, to $18.7 million for the year ended December 31, 1999. The increase was attributable to the Company's six regions as follows:


     .   18  Properties in the Mid-Atlantic Region increased $200,000 , or 7.1%;
     .   14  Properties in the Midwest Region increased $215,000 , or 4.9%
     .   15  Properties in the Northeast Region decreased $24,000, or 1.5%;
     .   10  Properties in the Southeast Region increased $99,000, or 13.2%;
     .   20  Properties in the Southwest Region increased $1.1 million, or
             21.0%; and
     .   34  Properties in the West Region decreased $150,000, or 6.6%.

     General and Administrative and Personnel Costs. General and administrative and personnel costs increased by $843,000, or 10.5%, from $8.0 million to $8.8 million primarily due to a general overall increase in employee salaries accompanied by one-time severance costs incurred during 1999.

     Interest Expense. Interest expense increased by $17.6 million, or 42.3%, to $59.3 million from $41.7 million primarily as a result of the increase of the debt on real estate from $420.0 million at January 1, 1998 to $800.3 million at December 31, 1998 and $896.8 million at December 31, 1999. The increase in debt on real estate during the two years ended December 31, 1999 results primarily from the significant property acquisitions occurring between January 1, 1998 and December 31, 1999.

     Depreciation and Amortization. Depreciation and amortization increased by $12.7 million, or 30.4%, to $54.5 million from $41.8 million primarily as a result of Properties acquired or Development Properties becoming operational subsequent to January 1, 1998, offset by properties that were sold during the two years ended December 31, 1999. Depreciation and amortization for the 111 Properties that were owned and fully operational at January 1, 1998 and remained in the Company's portfolio at December 31, 1999, increased by $2.3 million, or 8.7% from $26.8 million for the year ended December 31, 1998, to $29.1 million for the year ended December 31, 1999. The increase was attributable to the Company's six regions as follows:

     .   18  Properties in the Mid-Atlantic Region increased $251,000, or 4.0%;
     .   14  Properties in the Midwest Region increased $418,000, or 9.4%;
     .   15  Properties in the Northeast Region increased $307,000, or 10.2%;
     .   10  Properties in the Southeast Region decreased $88,000, or 3.5%;
     .   20  Properties in the Southwest Region increased $800,000, or 12.6%;
             and
     .   34  Properties in the West Region increased $653,000, or 15.9%.

     Equity in Income of Joint Ventures and Unconsolidated Subsidiary. Equity in income of joint ventures and unconsolidated subsidiary decreased by $3.1 million, or 42.0%, from $7.4 million for the year ended December 31, 1998 to $4.3 million for the year ended December 31, 1999. The decrease was attributable to a decrease of $3.6 million representing the Company's 95% proportionate share of the decrease in net income of the Manager, offset by an increase of $361,000 representing the Company's proportionate share of the increase in net income before extraordinary item from the Broadmoor Austin Properties and an increase of $159,000 which represents the Company's proportionate share of operations of Burnett Plaza which was acquired in March 1999.

     Gain on Sales. Gain on sales increased by $1.7 million, to $16.1 million, from $14.4 million as a result of the Company's property sales occurring during 1999. It is the Company's strategy to obtain the maximum value from each of its Properties, which is occasionally achieved through the sale of a property.

     Minority Interests. Minority interests increased by $4.9 million, or 63.4%, from $7.8 million for the year ended December 31, 1998, to $12.7 million for the year ended December 31, 1999. The increase was primarily attributable to the income allocation from the issuance by the Operating Partnership of (i) 1,900,000, $50 par value, Series B Perpetual Preferred Units in June 1998; and
(ii) the issuance of 2,000,000, $25 par value, Series C Perpetual Preferred Units in September 1999.

     Extraordinary Items. During the year ended December 31, 1998, the Company had extraordinary items totaling $9.0 million resulting from two significant transactions during 1998, including (i) the Company's recognition of its 50% proportionate share of Broadmoor Austin's $12.9 million, or $6.45 million, of prepayment penalties and unamortized financing during the period; and (ii) the distribution of 113,500 Operating Partnership units by an affiliate of the Company to certain employees of the Company resulting in a non-cash charge to the Company of $3.1 million. The transactions were recorded net of the minority interest holders' proportionate share of each charge totaling $406,000 and $193,000, respectively. In addition, the Company incurred a charge of $93,000 (net of the minority interest holders' $4,000 proportionate share) related to early repayment of debt during 1998.

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

     Interest Expense. Interest expense increased by $20.6 million, or 97.4%, to $41.7 million from $21.1 million primarily as a result of the increase of the debt on real estate from $128.8 million at January 1, 1997 to $420.0 million at December 31, 1997 and $800.3 million at December 31, 1998. The increase in debt on real estate during the two years ended December 31, 1998 results primarily from the significant property acquisitions occurring between January 1, 1997 and December 31, 1998.

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

     Equity in Income of Joint Ventures and Unconsolidated Subsidiary. Equity in income of joint ventures and unconsolidated subsidiary increased by $2.2 million, or 42.1%, from $5.2 million for the year ended December 31, 1997 to $7.4 million for the year ended December 31, 1998. The increase was attributable to (i) an increase of $1.2 million, representing the Company's 50% proportionate share of the increase in net income, before extraordinary item, of the Broadmoor Austin Properties; and (ii) an increase of $1.0 million, representing the Company's 95% proportionate share of the increase in net income of the Manager.

         Gain on Sales. Gains on sale increased by $13.8 million, to $14.4 million, from $641,000 as a result of the Company's property sales occurring during 1998. It is the Company's strategy to obtain the maximum value from each of its Properties, which is occasionally achieved through the sale of a property.

         Minority Interests. Minority interests increased by $2.6 million, or 48.9%, from $5.2 million for the year ended December 31, 1997 to $7.8 million for the year ended December 31, 1998. The increase was primarily attributable to the issuance by the Operating Partnership of 1,900,000 Series B Perpetual Preferred Units in June 1998, offset by the conversion in February 1998 of 2,432,541 and 113,500 Operating Partnership units into common shares. The increase is also attributable to the issuance of units in conjunction with Property acquisitions between January 1, 1997 and December 31, 1998.

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

Liquidity and Capital Resources

     Cash and cash equivalents were $13.3 million and $5.5 million at December 31, 1999 and December 31, 1998, respectively. The increase in cash and cash equivalents is primarily a result of cash flows provided by operating and financing activities exceeding cash flows used in investing activities.

     Cash Provided by Operating Activities. Net cash provided by operating activities was $119.7 million for the year ended December 31, 1999 compared to $102.0 million for the year ended December 31, 1998. The increase is due primarily to the net operating income generated in 1999 from Properties acquired in 1998 exceeding the net operating income generated in 1998 from these Properties.

     Cash Used in Investing Activities. Net cash used in investing activities decreased from $563.9 million for the year ended December 31, 1998 to $140.4 million for the year ended December 31, 1999. This decrease is due primarily to the significant property acquisitions in 1998 exceeding those in 1999.

     Cash Provided by Financing Activities. Net cash provided by financing activities of $28.5 million for the year ended December 31, 1999 decreased from $460.3 million for the year ended December 31, 1998. This decrease is primarily attributable to proceeds from mortgage loans and other indebtedness incurred to fund the 1998 acquisitions exceeding the proceeds raised from such sources in 1999 as well as a decrease in capital raised through the issuances of common shares, preferred shares and preferred units from 1998 to 1999.

     As of December 31, 1999, the Company had outstanding total indebtedness, including its pro rata share of joint venture debt and construction loans of approximately $983.2 million, or approximately 48.1% of total market capitalization based on a common share price of $21.375 per common share. The Company's policy is to limit combined indebtedness plus its pro rata share of joint venture debt and construction loans so that at the time such debt is incurred, it does not exceed 50% of the Company's total market capitalization. As of December 31, 1999, the Company had the approximate capacity to borrow up to an additional $79.7 million under the debt limitation. The amount of indebtedness that the Company may incur, and the policies with respect thereto, are not limited by the Company's declaration of trust and bylaws, and are solely within the discretion of the Company's board of trustees.

     On December 31, 1997, the Company obtained a $300 million unsecured line of credit with a group of 12 banks (the "Line of Credit"). The Line of Credit has an interest rate on borrowings of LIBOR plus 137.5 basis points. The Line of Credit is unsecured and has a term of three years. Additionally, the Company is required to pay an average daily unused commitment fee of 20 basis points per annum if the daily unused portion of the Line of Credit is greater than the related daily balance outstanding. The fee is reduced to 15 basis points per annum if the daily unused portion is less than the daily balance outstanding. The Company had net borrowings from the Line of Credit during the period of $7.0 million and an outstanding balance of $129.0 million at December 31, 1999, resulting in an available balance of $171.0 million.

     The following table sets forth the Company's debt balance as of December 31, 1999:

                                            Current                               Interest
Description                                 Balance          Amortization           Rate                   Maturity
-----------                                 -------          ------------           ----                   --------
                                         (in thousands)
Line of Credit                              $129,022             None           LIBOR + 1.375%          January 2, 2001
Executive Center Del Mar                      13,267             None           LIBOR + 1.35%           December 19, 2001 (12)
Burnett Plaza (1)                              9,400             None               7.50%               February 1, 2002
Bank Term Facility                           100,000             None           LIBOR + 1.375%          October 13, 2002
Bachman West                                   2,972             25 yr              8.63%               December 1, 2003
Northeast Portfolio Loan (2)                  60,000             None (7)           6.80%               December 10, 2003
One Westchase Center                          24,901             25 yr              7.84%               February 1, 2004
Crescent Centre                               12,000             None               7.95%               March 1, 2004
Bank Term Loan (3)                            72,500             None (8)       LIBOR + 1.625%          September 30, 2004
Walnut Glen Tower                             35,000             None (9)           6.92%               April 1, 2005
Highland Court                                 4,930             25 yr              7.27%               April 1, 2006
Oaklands Corporate Center (4)                  1,319             20 yr              8.65%               August 1, 2006
Westheimer Central Plaza                       5,966             25 yr              8.38%               August 1, 2006
Creamery Way (4)                               3,708             20 yr              8.30%               September 19, 2006
PPREFI Portfolio Loan (5)                    180,100             None               7.58%               February 26, 2007
Oaklands Corporate Center (4)                  6,292             25 yr              8.55%               July 1, 2007
Oaklands Corporate Center (4)                  2,652             25 yr              8.40%               November 1, 2007
Corporetum Office Campus                      25,780             30 yr              7.02%               February 1, 2009
Natomas Corporate Center                      37,679             30 yr              7.02%               February 1, 2009
7101 Wisconsin Avenue                         21,345             30 yr              7.25%               April 1, 2009
2500 Cumberland Parkway                       14,500             None(10)           7.46%               July 15, 2009
World Savings Center                          29,480             30 yr              7.91%               November 1, 2010
Park West C2                                  35,327             30 yr              6.63%               November 10, 2010
One O'Hare Centre                             41,842             30 yr              6.80%               January 10, 2011
3130 Fairview Park Drive Loan                 23,342             30 yr              7.00%               April 1, 2011
Broadmoor Austin (6)                          77,000             None(11)           7.04%               April 10, 2011
Southpoint (III) (4)                           7,635             20 yr              7.75%               April 14, 2014
Other Corporate Debt                           5,251             None               7.40%               Various
                                            --------

                Total                       $983,210
                                            ========

(1) The Company, through the Operating Partnership, owns a 20% non-controlling partnership interest in the entity that owns the Burnett Plaza Property, which interest is accounted for using the equity method of accounting. The amount shown reflects the Company's proportionate share of the mortgage indebtedness collateralized by the Property.
(2)  The Northeast Portfolio Loan is collateralized by the following 11
     Properties: Valleybrooke (five Properties), Lake Center (two Properties), certain of the Southpoint Properties (two Properties), and certain of the Woodland Falls Properties (two Properties).
(3)  The Bank Term Loan which is collateralized by the following four
     Properties: Willow Oaks I & II (two Properties), 8521 Leesburg Pike and Croton Road Corporate Center.
(4) The mortgage loan is collateralized by certain of the Properties in the respective office Property grouping.
(5) The PPREFI Portfolio Loan is collateralized by the following 36 Properties: certain of the Los Angeles Industrial Properties (18 Properties), certain of the Chicago Industrial Properties (four Properties), the Cottonwood Office Properties (three Properties), Park West E1 and E2 (two Properties), One Northwestern Plaza, 3141 Fairview Park Drive, 2455 Horsepen Road, O'Hare Plaza II, 1717 Deerfield Road, 2411 Dulles Corner Road, 4401 Fair Lakes Court, the WestPoint Office Building and the PacifiCare Building.
(6) The Company, through the Operating Partnership, owns a 50% non-controlling partnership interest in the entity that owns the Broadmoor Austin Properties, which interest is accounted for using the equity method of accounting. The amount shown reflects the Company's proportionate share of the mortgage indebtedness collateralized by the Properties.
(7) The loan, which was entered into in December 1997, has no principal amortization during the first 24 months of the loan term. Principal and interest are payable for the remaining loan term based on a 25-year amortization.
(8) The loan, which was entered into in October 1999, has no principal amortization during the first 24 months of the loan term. Principal and interest are payable for the remaining loan term based on a 25-year amortization.
(9) The loan, which was entered into in March 1998, has no principal amortization during the first 24 months of the loan term. Principal and interest are payable for the remaining loan term based on a 30-year amortization.
(10) The loan, which was entered into in May 1999, has no principal amortization during the first 58 months of the loan term. Principal and interest are payable for the remaining loan term based on a 30-year amortization.
(11) The loan, which was entered into in March 1998, has no principal amortization during the first 36 months of the loan term. Principal and interest are payable for the remaining loan term based on a 16.25-year amortization.
(12) December 19, 2001 represents a maturity date based on the Company's anticipated execution of its option to extend the term of the loan one year beyond the original maturity date of December 19, 2000.

     In September 1997, the Company entered into a seven-year interest rate swap locking in cost of funds of 6.25% (before the spread over LIBOR) on $110 million. In June 1999, the Company entered into a four-year interest rate swap locking in cost of funds of 6.16% (before the spread over LIBOR) on $50 million (collectively, the "Interest Rate Swaps"). The Interest Rate Swaps consist of three separate agreements intended to manage the relative mix of the Company's debt between fixed and variable rate instruments. The Interest Rate Swaps modify a portion of the interest characteristics of the Company's variable rate debt effectively converting in the aggregate, $160.0 million of variable rate debt to fixed rate debt. The fixed rates to be paid, the effective fixed rate and the variable rate to be received by the Company, are summarized in the following table:

                                                                      Swap Rate Received
                      Swap Rate Paid          Effective Fixed            (Variable) at
Notional Amount          (Fixed)                   Rate                December 31, 1999        Swap Maturity
---------------          ------                    ----                -----------------        -------------
$50 million               6.155%                   7.780%                     5.822%            June 2, 2003
$50 million               6.253%                   7.628%                     5.822%            September 30, 2004
$60 million               6.248%                   7.623%                     5.822%            September 30, 2004

     The differences to be paid or received by the Company under the terms of the Interest Rate Swaps are accrued as interest rates change and recognized as an adjustment to interest expense by the Company pursuant to the terms of the agreements and will have a corresponding effect on its future cash flows. Agreements such as these contain a credit risk that the counterparties may be unable to meet the terms of the agreement. The Company minimizes that risk by evaluating the creditworthiness of its counterparties, which is limited to major banks and financial institutions, and does not anticipate non-performance by the counterparties.

     On August 25, 1998, the Company entered into two treasury rate lock agreements with Societe Generale, New York Branch, and UBS AG, London Branch, each covering a notional amount of $49.25 million. These agreements were executed in anticipation of closing mortgage loans over the course of the next six months. The agreements effectively locked the cost of the underlying 10-year treasury rate, which is the security used as a benchmark to price the mortgages the Company anticipated entering into. On October 6, 1998, the Company terminated one $49.25 million agreement with Societe Generale, New York Branch, and, as a result of the substantial downward movement in the underlying treasury security, incurred settlement costs of $4.3 million. These settlement costs are being amortized over the 12-year term of the $35.75 million Park West C2 loan, with the remainder being amortized over $13.5 million of the $42.25 million One O'Hare Centre loan. The effective interest rate on the $49.25 million is 7.40% per annum.

     On December 29, 1998, the Company terminated the $49.25 million treasury lock agreement with UBS AG, London Branch, and incurred settlement costs of approximately $1.8 million. These settlement costs are being amortized over the term of the Corporetum Office Campus and Natomas Corporate Center loans. The effective interest rate on the $49.25 million is 7.30% per annum.

  The Company's Properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. For the year ended December 31, 1999, the Company's recurring non-incremental revenue-generating capital expenditures totaled $18.5 million. The Company's recurring non-incremental revenue-generating capital expenditures were attributable to the Company's six regions as follows: (1) Mid-Atlantic-$2.1 million; (2) Midwest- $2.0 million; (3) Northeast-$2.1 million; (4) Southeast-$3.3 million; (5) Southwest-$3.9 million; and (6) West-$5.1 million.

     The Company has considered its short-term liquidity needs and the adequacy of adjusted estimated cash flows and other expected liquidity sources to meet these needs. The Company believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements and the minimum distribution required to maintain the Company's REIT qualification under the Internal Revenue Code. The Company anticipates that these needs will be fully funded from the Company's cash flows provided by operating activities and, when necessary to fund shortfalls resulting from the timing of collections of accounts receivable in the ordinary course of business, from the Line of Credit, leasing, development and construction business and from the Manager. The

Manager's sole sources of income are fees generated by its office and industrial real estate management, leasing, development and construction business.

     The Company expects to meet its long-term liquidity requirements for the funding of activities, such as development, property acquisitions, scheduled debt maturities, major renovations, expansions and other non-recurring capital improvements through long-term secured and unsecured indebtedness and through the issuance of additional debt and equity securities. The Company also intends to use proceeds from the Line of Credit to fund property acquisitions, development, redevelopment, expansions and capital improvements on an interim basis.

     The Company expects to make distributions to its shareholders primarily based on its distributions from the Operating Partnership. The Operating Partnership's income will be derived primarily from lease revenues from the Properties and, to a limited extent, from fees generated by its office and industrial real estate management service business.

Funds from Operations

     "Funds from Operations," as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), means net income, computed in accordance with generally accepted account principles ("GAAP") excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships, joint ventures and subsidiaries. The Company believes that Funds from Operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. The Company's Funds from Operations is not comparable to Funds from Operations reported by other REITs that do not define that term using the current NAREIT definition. The Company believes that in order to facilitate a clear understanding of its operating results, Funds from Operations should be examined in conjunction with net income as presented in the audited Consolidated Financial Statements of the Company. Funds from Operations does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income as an indication of the Company's performance or to cash flows as a measure of liquidity or ability to make distributions.

                                                                      Company                              Predecessor Company
                                                                     Historical                                Historical
                                          ------------------------------------------------------------ -----------------------------
(in thousands)                              Year Ended     Year Ended     Year Ended    Oct. 22, 1996-  Jan. 1, 1996-   Year Ended
                                           Dec. 31, 1999  Dec. 31, 1998  Dec. 31, 1997  Dec. 31, 1996   Oct. 21, 1996  Dec. 31, 1995
                                          --------------  -------------  -------------  --------------  -------------  -------------
Funds from Operations
Net Income...............................       $ 80,482       $ 71,419       $36,946          $4,996       $ 5,118        $ 9,970
Add:
 Real estate depreciation and
  amortization...........................         54,482         41,828        21,600           2,696         5,993          7,060
 Real estate depreciation and
  amortization of unconsolidated joint
  ventures...............................          2,480          2,196         2,136             419           875          1,084
 Minority interests(1)...................         12,577          7,665         5,128             824
Extraordinary items......................                         9,001           878

Less:
 Gain on sales...........................        (16,105)       (14,416)         (641)                         (378)
 Dividend on perpetual preferred.........         (9,251)        (4,073)
                                                --------       --------     ---------       ---------     ---------     ----------
Funds from Operations....................       $124,665       $113,620       $66,047          $8,935       $11,608        $18,114
                                                ========       ========     =========       =========     =========     ==========

(1) Represents the minority interests applicable to the common and preferred unit holders of the Operating Partnership.

     Funds from Operations increased by $11.0 million for the year ended December 31, 1999 from the year ended December 31, 1998 and increased by $47.6 million for the year ended December 31, 1998 from the year ended December 31, 1997 as a result of the factors discussed in the analysis of operating results.

Impact of the Year 2000 Issue

     The Year 2000 ("Y2K") compliance problem is the result of computer programs designed to use two-digit rather than four-digit years. Thus, the year 1999 is represented as 99 and the year 2000 would be represented as 00. This could be interpreted as either 1900 or 2000. Systems that have Y2K-related problems may perceive time to have reverted back 100 years. Systems, equipment and software with exposure to Y2K-related problems exist not only in computerized information systems but also in building operating systems, such as elevators, alarm systems, energy management systems, phone systems, and numerous other systems and equipment (collectively, "Systems"). The occurrence of Y2K-related problems could result in a Systems failure or malfunction with potential adverse effects including personal injury, property damage, and disruption of operations.

     The Company's cost related to Y2K preparation, readiness and remediation, expended through December 31, 1999 totaled approximately $500,000. Although the Company has not experienced any Y2K-related problems that have resulted in a material adverse effect on the Company's business, financial condition, or results of operations, and does not anticipate any such problems in the future, it is possible that not all Y2K-related problems have been revealed. Any Y2K-related problems revealed in the future could have a materially adverse effect on the Company's business, financial condition, or results of operations.

Recently Issued Accounting Standards

     In September 1998, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In September 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 133 was originally effective for all fiscal quarters of fiscal years beginning after September 15, 1999. SFAS No. 137 deferred the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. The impact of SFAS No. 133 will be dependent upon the extent of derivative instruments held by the Company and the market for such instruments as of the effective date of SFAS No. 133.

Potential Changes in Law Regarding Ownership of Subsidiaries

     At any time, future legislation or administrative or judicial decisions or actions could affect our tax treatment or qualification as a REIT. The REIT Modernization Act ("RMA"), signed into law in late 1999 and effective for 2001 and later years, contains several provisions affecting REITs. Currently, a REIT may not hold more than 10% of the voting stock of another company. Under RMA, this limitation is expanded to include 10% of the value of another company's securities, with these exceptions: (1) subsidiary's stock held by the REIT on July 12, 1999; (2) straight debt; and (3) stock of a taxable REIT subsidiary (as defined below). Thus, the Manager's stock would be grandfathered.

     RMA allows a REIT subsidiary to perform services for REIT tenants without disqualifying the rents received (as under current law). These subsidiaries, called taxable REIT subsidiaries ("TRS"), will be subject to taxation and will be limited in the amount of debt and rental payments between the REIT and the TRS. Existing subsidiaries, such as the Manager, will be grandfathered in a one-time tax-free conversion as TRS. They will not be subject to these limitations, unless engaging in a new line of business or increasing assets. If either of these events occurs, new restrictions on debt and rental payments will apply to these entities as well. It is anticipated that any new lines of business will be conducted in a new TRS, therefore not negatively impacting the Manager.

     Under the new law, the fair market value of all TRS securities cannot exceed 20% of the REIT's fair market value. At this time, the Company does not believe its investments in all future TRS will exceed 20% of the value of the Company. The RMA returns the REIT distribution requirement to 90% from 95%, putting REITs back in line with mutual fund distribution requirements. It is unclear at this time what impact this change will have on future dividends made by the Company.

Inflation

  Most of the leases on the Properties require tenants to pay increases in operating expenses, including common area charges and real estate taxes, thereby reducing the impact on the Company of the adverse effects of inflation. Leases also vary in term from one month to 18 years, further reducing the impact on the Company of the adverse effects of inflation.

RISK FACTORS

     An investment in us involves various risks. The following describes factors that in some cases may have affected, and in the future could affect, our actual operating results and could cause such results to differ materially from those in any forward-looking statements. This list is not necessarily exhaustive, and new risk factors emerge from time to time. We cannot assure you that the factors described below are all material risks to us at any specific point in time. You should carefully consider the following factors in reviewing this Form 10-K which qualify in their entirety each forward-looking statement.

The geographic concentration of our Properties in markets which are in economic decline could have a material adverse effect on operating performance.

     Properties located in the Metropolitan Washington, D.C, Dallas/Fort Worth and Chicago areas provided approximately 19.5%, 14.0% and 13.8% of total revenues in 1999, respectively. Like other real estate markets, these commercial real estate markets have experienced economic downturns in the past, and future declines in any of these economies or real estate markets could adversely affect our cash available for distribution. Our financial performance and ability to make distributions to our shareholders are, therefore, particularly sensitive to the economic conditions in these markets. The local economic climate, which may be adversely impacted by business layoffs or downsizing, industry slowdowns, changing demographics and other factors, and local real estate conditions, such as oversupply of or reduced demand for office, industrial and other competing commercial properties, may affect our revenues and the value of our Properties, including properties to be acquired or developed. We cannot assure you that these local economies will continue to grow at the current pace or at all.

Our acquisition, redevelopment, development and construction activities may give rise to unexpected costs and can make it difficult to predict revenue potential. Our acquisition of new properties and lack of operating history give rise to difficulties in predicting revenue potential.

     We intend to, from time to time, acquire office properties. These acquisitions could fail to perform in accordance with expectations. If we fail to accurately estimate occupancy levels, operating costs or costs of improvements to bring an acquired property up to the standards established for its intended market position, the operating performance of the property may be below our expectations. Acquired properties may have characteristics or deficiencies affecting their valuation or revenue potential that we have not yet discovered. We cannot assure you that the operating performance of acquired properties will increase or be maintained under our management.

     During 1999, we acquired a total of six Properties containing 1.1 million square feet. Our ability to manage our growth effectively will require us to integrate successfully our new acquisitions into our existing management structure. Many of our Properties have relatively short or no operating history under our management. We have had limited control over the operation of these buildings.

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

Cost variances, tenant defaults, property maintenance costs, non-renewal of leases, competition, environmental issues and other factors could cause or contribute to poor operating performance of our properties.

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

     A significant portion of our income is derived from rental income on our Properties. As a result, our distributable cash flow and ability to make expected distributions to our shareholders would be adversely affected if a significant number of our tenants fails to pay their rent due to bankruptcy, weakened financial condition or otherwise. At any time, a tenant may seek the protection of the bankruptcy laws, which could result in delays in rental payments or in the rejection and termination of such tenant's lease. These events would cause a reduction in our cash flow and the amounts available for distributions to our shareholders. We cannot assure you that tenants will not file for bankruptcy protection in the future or, if any tenants file, that they will affirm their leases and continue to make rental payments in a timely manner. In addition, a tenant from time to time may experience a downturn in its business. Such a downturn may weaken its financial condition, and it may stop paying rent when due.

Property maintenance costs may escalate beyond our ability to recover such costs through rents.

     Our Properties are subject to increases in operating expenses, such as cleaning; electricity; heating, ventilation and air conditioning; elevator repair and maintenance; insurance and administrative costs; and other general costs associated with security, landscaping, and repairs and maintenance. While our tenants generally are obligated to pay a portion of these escalating costs, there can be no assurance that our tenants will agree to pay such costs upon renewal or that new tenants will agree to pay such costs. If operating expenses increase, the local rental market may limit the extent to which rents may be increased to meet increased expenses without decreasing occupancy rates. Although we implement incentive measures, including evaluation and bonus plans based in part on cost savings at each of our Properties, our ability to make distributions to our shareholders could be adversely affected if operating expenses increase without a corresponding increase in revenues.

Non-renewal of leases and non-reletting of space could adversely affect our rental revenues.

     We are subject to several risks upon expiration of leases for space located at our Properties. The leases may not be renewed, the space may not be relet or the terms of renewal or reletting, including the costs of required renovations, may be less favorable than current lease terms. Leases on a total of approximately 13.9% of the total net rentable square feet in our Properties will expire in the 12 months ending December 31, 2000. If we are unable to relet promptly or renew the leases for a particular Property or Properties, if the rental rates upon such renewal or reletting are significantly lower than expected rates or if our budgets for these purposes prove to be inadequate, then our cash flow and ability to make expected distributions to our shareholders may be adversely affected.

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

     Numerous office and industrial properties compete with our Properties in attracting tenants to lease space. In each market we compete on a number of factors including rental rates, tenant concession allowances, quality and location of buildings, quality of property management, and other economic and non-economic factors. Our major competitors in each market include the following companies:

Markets                         Competitors
-------                         -----------
Austin, Dallas/Fort Worth,      CarrAmerica Realty Corp., Equity Office Properties, Mack-Cali Realty Corp.,
Denver, Houston                 Crescent Real Estate Equities, ProLogis, Trammell Crow Company, Lincoln Property
                                Co.

Metro. Washington, D.C.         CarrAmerica Realty Corp., Equity Office Properties, Brandywine Realty Trust,
                                Boston Properties

Chicago, Suburban Detroit       CarrAmerica Realty Corp., Equity Office Properties, CenterPoint Properties,
                                ProLogis, Duke-Weeks Realty Corporation, First Industrial Realty

Suburban Philadelphia           Liberty Property Trust, Equity Office Properties, Mack-Cali Realty Corp.,
                                Brandywine Realty Trust

Atlanta                         Cousins Properties, Equity Office Properties, CarrAmerica Realty Corp., Duke-Weeks
                                Realty Corporation

Arizona, Los Angeles,           CarrAmerica Realty Corp., Spieker Properties, Kilroy Realty Corp., Cornerstone
Sacramento, San Diego, San      Properties, Arden Realty, Shorenstein Co., Equity Office Properties, ProLogis,
Francisco Bay Area,             Boston Properties

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

     The environmental site assessments have not revealed any environmental condition, liability or compliance concern that we believe could have a material adverse effect on our business, assets or results of operations. It is possible that the environmental site assessments relating to any one of our Properties do not reveal all environmental conditions, liabilities or compliance concerns. In addition, there could be material environmental conditions, liabilities or compliance concerns that arose at a Property after the related environmental site assessments report was completed.

     Effective January 1, 1999, the Company purchased insurance to cover environmental conditions if and when they occur. The policy also covers third-party claims, which may arise due to the environmental conditions and covers business interruption. The Company's limits for loss under the policy is $5.0 million per occurrence with a $10.0 million aggregate policy limit.

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

     Through an affiliate of Prentiss Properties Acquisition Partners, L.P., the Operating Partnership, we own non-controlling interests, including (1) a 50% interest in the Broadmoor Austin Joint Venture; (2) a 20% interest in the Burnett Plaza Joint Venture; and (3) a 60% interest in both Lot 21 Associates, L.P. and Project 127 Partners, L.P. (collectively, "Oaklands 21/27"). Through these interests, we act as managing venture partner and have the authority to conduct business affairs of each Joint Venture, subject to approval and veto rights of the other venture partner. In addition, the Operating Partnership has an approximate 10% ownership interest in Urban Media Communications Corporation, which provides broadband internet access to tenants of commercial office buildings.

     We may also participate with other entities in property ownership or in providing property-related services through joint ventures or partnerships. Partnership or joint venture investments may involve risks such as the following:

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

     In September, 1997 we entered into two interest rate swap agreements with Bank of America and Societe Generale covering $60 million and $50 million, respectively, of our outstanding indebtedness. Our cost of seven-year funds, before adding the spread, is fixed by these swap agreements at an average of 6.25%. Further, in June 1999, we entered into an interest rate swap agreement for a notional amount of $50 million. With respect to the interest rate swap entered into in June 1999, our cost of four year funds before adding the spread is fixed at a rate of 6.16%.

If we are unable to replace construction loans with permanent refinancing, we may have to sell the development Property at a loss.

     If new developments are financed through construction loans or if acquisitions are financed with short-term bridge loans in anticipation of later, permanent financing, there is a risk that upon completion of construction or the maturity of the bridge loans, permanent financing may not be available or may be available only on disadvantageous terms. As of December 31, 1999, we have $13.3 million in construction loan commitments all of which have been drawn. We have the option to extend and we anticipate extending the loan maturity from December 19, 2000 to December 19, 2001. In the event that we are unable to obtain permanent financing for a Property on favorable terms, we could be forced to sell such Property at a loss or the Property could be foreclosed upon by the lender and result in loss of income and asset value.

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

     In order to avoid corporate income taxation of the earnings that we distribute, we are required each year to distribute to our shareholders at least 95% of our net taxable income, excluding any net capital gain. In addition, we will be subject to a 4% non-deductible excise tax on the amount, if any, by which distributions paid by us with respect to any calendar year are less than the sum of the following:

     . 85% of our ordinary income for that year, . 95% of our capital gain net income for that year, and . 100% of our undistributed taxable income from prior years.

     Annually, we may elect to retain and pay income tax on net capital gains. These retained amounts will be treated as having been distributed for purposes of the 4% excise tax.

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

     At any time, future legislation or administrative or judicial decisions or actions could affect our tax treatment or qualification as a REIT. The REIT Modernization Act ("RMA"), signed into law in late 1999 and effective for 2001 and later years, contains several provisions affecting REITs. Currently, a REIT may not hold more than 10% of the voting stock of another company. Under RMA, this limitation is expanded to include 10% of the value of another company's securities, with these exceptions: (1) subsidiary's stock held by the REIT on July 12, 1999; (2) straight debt; and (3) stock of a taxable REIT subsidiary (as defined below). Thus, the Manager's stock would be grandfathered.

     RMA allows a REIT subsidiary to perform services for REIT tenants without disqualifying the rents received (as under current law). These subsidiaries, called taxable REIT subsidiaries ("TRS"), will be subject to taxation, and will be limited in the amount of debt and rental payments between the REIT and the TRS. Existing subsidiaries, such as the Manager, will be grandfathered in a one-time tax-free conversion as TRS. They will not be subject to these limitations, unless engaging in a new line of business or increasing assets. If either of these events occurs, new restrictions on debt and rental payments will apply to these entities as well. It is anticipated that any new lines of business will be conducted in a new TRS, therefore not negatively impacting the Manager.

     Under the new law, the fair market value of all TRS securities cannot exceed 20% of the REIT's fair market value. At this time, the Company does not believe its investments in all future TRS will exceed 20% of the value of the Company. The RMA returns the REIT distribution requirement to 90% from 95%, putting REITs back in line with mutual fund distribution requirements. It is unclear at this time what impact this change will have on future dividends made by the Company.

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

     We have adopted policies intended to minimize conflicts of interest. For example, our bylaws require that all transactions in which executive officers or trustees have a conflicting interest with us must be approved by a majority of our trustees that are not affiliated with any of our affiliates or by the holders of a majority of the common shares held by disinterested shareholders. In 1999, the Company adopted a code of business conduct governing the conduct of all employees which further reduces the potential for conflicts of interest. There can be no assurance that our policies will be successful in eliminating the influence of conflicts. Decisions could be made that might fail to reflect fully the interests of all our shareholders. Our declaration of trust includes a provision permitting each individual trustee to engage in the type of business activities conducted by us without first presenting any investment opportunities to us, even though such investment opportunities may be within the scope of our investment policies.

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

We are dependent on the services of Michael V. Prentiss and Thomas F. August

     We are dependent on the efforts of our chairman and executive officers, particularly Messrs. Prentiss and August. The loss of their services could have an adverse effect on our operations. Each of Messrs. Prentiss and August have entered into an employment agreement. Messrs. Prentiss and August have agreed in their employment agreements that for a period of two years after they are no longer employed by the Company they will not enter into employment with any company which is in a business that is competitive to the business of the Company. If this provision, or if similar provisions in other employment agreements with our other employees, are determined to not be binding on Messrs. Prentiss or August, or any other employee, those persons would be able to enter into employment with companies which compete with the Company immediately after those persons ceased to be employed by us. Certain assets of affiliates of the predecessor entities were not contributed to us in the transactions in which we were formed, and our executive officers, including Messrs. Prentiss and August, may devote some of their management time to those excluded assets.

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

     The capital stock of the Manager is divided into two classes: voting common stock, all of which is owned by Mr. Prentiss; and non-voting common stock, all of which we hold through the Operating Partnership. The voting common stock represents 5% of the ownership interests in the Manager and the non-voting common stock represents 95% of the ownership interests in the Manager. Mr. Prentiss, as the holder of all of the Manager's voting common stock, has the ability to elect the directors of the Manager. We are not able to elect directors and, therefore, are not able to influence the day-to-day management decisions of the Manager. As a result, the board of directors and management of the Manager may implement business policies or decisions that we would not have implemented and that are adverse to our interests and which could adversely impact our net operating income and cash flow.

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

     As of December 31, 1999, we have authorized 100,000,000 common shares, of which 62,513,257 common shares are unissued or held in treasury. In addition, we have granted options to purchase 2,936,937 common shares to executives officers, employees and trustees, of which options to purchase 2,365,691 common shares remain outstanding. Sales or issuances of a substantial number of common shares, or the perception that such sales could occur could adversely affect prevailing market prices of the common shares and dilute the percentage ownership held by our shareholders.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     The Company's primary market risk exposure is to changes in interest rates as a result of its line of credit and long-term debt. At December 31, 1999, the Company had outstanding total indebtedness, including its pro rata share of joint venture debt and construction loans, of approximately $983.2 million, or approximately 48.1% of total market capitalization. The Company's interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower its overall borrowing costs. To achieve this objective, the Company manages its exposure to fluctuations in market interest rates for its borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks to mitigate its interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of its variable debt. The Company does not enter into derivative or interest rate transactions for speculative purposes. Approximately 67.4% of the Company's outstanding debt was subject to fixed rates with a weighted average interest rate of 7.28% at December 31, 1999. An additional 5.1% of the Company's outstanding debt at December 31, 1999 was effectively locked at an interest rate (before the spread over LIBOR) of 6.16% through an interest rate swap agreement for a notional amount of $50.0 million. Further, 11.2% of the Company's debt at December 31, 1999 was effectively locked at a rate (before the spread over LIBOR) of 6.25% through an interest rate swap agreement for a notional amount of $110.0 million. The Company regularly reviews interest rate exposure on its outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

     The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations outstanding at December 31, 1999, the table presents principal cash flows and related weighted average interest rates by expected maturity dates including the Company's pro rata share of joint venture debt totaling $86.4 million. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve as of December 31, 1999.

                                                           Expected Maturity Date
                                                                (in thousands)
                          ---------------------------------------------------------------------------------------
                                                                                                          Fair
                            2000       2001       2002      2003       2004     Thereafter    Total       Value
                          --------   --------   --------   -------   --------   ----------   --------   ---------
    Liabilities
Long-Term Debt:
   Fixed Rate               $4,728   $  7,187   $ 17,888   $67,814   $ 43,073     $522,480   $663,170    $663,170
      Average Interest
       Rate                   7.29%      7.29%      7.29%     7.29%      7.30%        7.20%
   Variable Rate            $4,033   $143,628   $100,592   $   640   $ 71,147                $320,040    $320,040
      Average Interest
       Rate                   7.25%      7.29%      7.31%     7.45%      7.45%

Interest Rate Derivatives
Interest Rate Swaps:
   Variable to Fixed                                       $50,000   $110,000                $160,000    $  3,046
      Avg. Pay Rate           6.22%      6.22%      6.22%     6.23%      6.25%
      Avg. Receive Rate       5.82%      5.82%      5.82%     5.82%      5.82%

The table incorporates only those exposures that exist as of December 31, 1999 and does not consider exposures or positions which could arise after that date. In addition, because firm commitments are not represented in the table above, the information presented therein has limited predictive value. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the future period, prevailing interest rates, and the Company's hedging strategies at that time. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's financing requirements.

Item 8.  Financial Statements and Supplementary Data

     Financial Statements and the Financial Statement Schedule appear at page F-
1 to page F-27 of this Form    10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

     None.

                                   PART III

Item 10.  Trustees and Executive Officers of the Company

     The information regarding the Trustees and Executive Officers of the Company is incorporated herein by reference to the captions "Proposal One-- Election of Trustees," "Trustees and Executive Officers of the Company" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Shareholders.

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

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)  Financial Statements, Financial Statement Schedule and Exhibits

     (1)  Financial Statements

          Report of Independent Accountants

          Consolidated Balance Sheets of Prentiss Properties Trust (the "Company") as of December 31, 1999 and December 31, 1998

          Consolidated Statements of Income of the Company for the Years Ended December 31, 1999, 1998 and 1997

          Consolidated Statements of Changes in Shareholders' Equity of the Company for the Years Ended December 31, 1999, 1998 and 1997

          Consolidated Statements of Cash Flows of the Company for the Years Ended December 31, 1999, 1998 and 1997

          Notes to Consolidated Financial Statements

     (2)  Financial Statement Schedule

          Report of Independent Accountants

          Schedule III: Real Estate and Accumulated Depreciation

     (3)  Exhibits

     EXHIBIT NO.  DESCRIPTION
     -----------  -----------

         3.1 -- Form of Amended and Restated Declaration of Trust of the Registrant (filed as Exhibit 3.1 to the Company's Registration Statement on Amendment No. 1 of Form S-11, File No. 333-09863, and incorporated by reference herein).
         3.2 -- Bylaws of the Registrant (filed as Exhibit 3.2 to the Company's Registration Statement on Amendment No. 1 of Form S-11, File No. 333-09863, and incorporated by reference herein).
         3.3 -- Articles Supplementary, dated December 18, 1997, Classifying and Designating a Series of Preferred Shares of Beneficial Interest as Series A Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest and Fixing Distribution and Other Preferences and Rights of Such Shares (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K, filed January 15, 1998, SEC File No. 001-14516).
         3.4 -- Articles Supplementary, dated February 17, 1998, Classifying and Designating a Series of Preferred Shares of Beneficial Interest as Junior Participating Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest, Series B and Fixing Distribution and Other Preferences and Rights of Such Shares (filed as an Exhibit to the Company's Registration Statement on Form 8-A filed on February 17, 1998, SEC FileNo.000-23813).
         3.5 -- Articles Supplementary, dated June 25, 1998, Classifying and Designating a Series of Preferred Shares of Beneficial Interest as Series B Cumulative Redeemable Perpetual Preferred Shares of Beneficial Interest and Fixing Distribution and Other Preferences and

               Rights of Such Shares (filed as an exhibit to the Company's Form 10-Q filed on August 12, 1998).
        3.6 -- Articles Supplementary, dated September 17, 1999, Classifying and Designating a Series of Preferred Shares of Beneficial Interest as Series C Cumulative Redeemable Perpetual Preferred Shares of Beneficial Interest and Fixing Distribution and other Preferences and Rights of Such Shares (filed as Exhibit 3.6 to the Company's Report on Form 10-Q, filed November 11, 1999).
         4.1 -- Form of Common Share Certificate (filed as Exhibit 4.1 to the Company's Registration Statement on Amendment No. 1 of Form S-11, File No. 333-09863 and incorporated by reference herein).
         4.2 -- Rights Agreement dated February 6, 1998, between the Company and First Chicago Trust Company of New York, as Rights Agent (filed as an Exhibit 4.1 to the Company's Registration Statement on Form 8-A filed on February 17, 1998, File No.000-23813).
         4.3 -- Form of Rights Certificate (included as Exhibit A to the Rights Agreement (Exhibit 4.2).
         4.4   -- Form of Series A Preferred Share Certificate (filed as
               Exhibit 4.2 to the Company's Registration Statement on Form S-3, file no. 333-65793, filed on October 16, 1998)
        10.1 -- Second Amended and Restated Agreement of Limited Partnership (included as exhibit 10.2 in the Company's Annual Report on Form 10-K, filed March 25, 1997).
        10.2 -- First Amendment to Second Amended and Restated Agreement of Limited Partnership of Prentiss Properties Acquisition Partners, L.P. (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K, filed January 15, 1998).
        10.3 -- Second Amendment to Second Amended and Restated Agreement of Limited Partnership of Prentiss Properties Acquisition Partners, L.P. (filed as an exhibit to the Company's Form 10-Q filed on August 12, 1998).
        10.4 -- Credit Agreement, dated October 6, 1997, among Prentiss Properties Acquisition Partners, L.P., as Borrower, NationsBank of Texas, N.A., as Administrative Agent and Lender, Bank One,Texas, N.A., as Documentation Agent and Lender, Crestar Bank,as Lender, Comerica Bank, as Lender, and First National Bank of Chicago, as Lender (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed November 3, 1997).
        10.5 -- Credit Agreement, dated December 30, 1997, among Prentiss Properties Acquisition Partners, L.P., as Borrower, each of the lenders that are a signatory therein, Bank One, Texas, N.A., as Administrative Agent, and NationsBank of Texas, N.A., as Syndication Agent (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed February 10, 1998).
        10.6   -- Form of Employment Agreement for Michael V. Prentiss (filed as
               Exhibit 10.3 to the Company's Registration Statement on Amendment No. 1 of Form S-11, File No. 333-09863, and incorporated by reference herein).
        10.7   -- Form of Employment Agreement for Thomas F. August (filed as
               Exhibit 10.4 to the Company's Registration Statement on Amendment No. 1 of Form S-11, File No. 333-09863, and incorporated by reference herein).
        10.8 -- Form of Agreement Not to Compete for Dennis J. DuBois (filed as Exhibit 10.6 to the Company's Registration Statement on Amendment No. 1 of Form S-11, File No. 333-09863, and incorporated by reference herein).
        10.9 -- Purchase Agreement entered into by and between Jacob Brouwer and Jeanette Brouwer (as "Sellers") and Prentiss Properties Acquisition Partners, L.P. (as "Buyer") in respect to the purchase and sale of the properties referred to therein as "Carlsbad Pacifica" (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 10, 1998).
        10.10 -- Purchase Agreement entered into by and between JJB Land Company, LLC (as "Seller") and Prentiss Properties Acquisition Partners, L.P. (as "Buyer") in respect to the purchase and sale of the properties referred to therein as "The Plaza" (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed February 10, 1998).
        10.11 -- Contribution/Purchase Agreement entered into by and between the Sellers (therein identified) and Prentiss Properties Acquisition Partners, L.P. (as "Buyer") in respect to the purchase and sale of the properties referred to therein as the "Shiley Interests" and "NNC Interests" (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed February 10,
               1998).

       10.12 -- 1996 Share Incentive Plan (filed as Exhibit 10.25 to the Company's Registration Statement on Amendment No. 1 of Form S-11, File No. 333-09863, and incorporated by reference herein).
       10.13* --Third Amendment to the Second Amended and Restated Agreement of Limited Partnership of Prentiss Properties Acquisition Partners, L.P.
       10.14* --Fourth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Prentiss Properties Acquisition Partners, L.P.
       10.15* --Fifth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Prentiss Properties Acquisition Partners, L.P.
       10.16* --Seventh Amendment to the Second Amended and Restated Agreement of Limited Partnership of Prentiss Properties Acquisition Partners, L.P.
       10.17 --Eighth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Prentiss Properties Acquisition Partners, L.P. (filed as Exhibit 10.1 to the Company's Report on Form 10-Q, filed November 11, 1999).
       10.18 --Contribution Agreement, dated as of September 17, 1999, by and among Belcrest Realty Corporation, Belair Real Estate Corporation, Prentiss Properties Acquisition Partners, L.P., and the Company (filed as Exhibit 10.2 to the Company's Report on Form 10-Q, filed November 11, 1999).

       23.1*   --Consent of PricewaterhouseCoopers LLP.
       27.1*   --Financial Data Schedule
       -----   -------------------------

     * Filed herewith.

(b)  Reports on Form 8-K

     The Company has not filed any Reports on Form 8-K for or during the period October 1, 1999 through December 31, 1999.

                           PRENTISS PROPERTIES TRUST

                         INDEX TO FINANCIAL STATEMENTS

FINANCIAL STATEMENTS                                                                PAGE
--------------------                                                                ----
       Report of Independent Accountants.......................................      F-2

       Consolidated Balance Sheets of Prentiss Properties Trust (the
       "Company") as of December 31, 1999 and December 31, 1998...............       F-3


       Consolidated Statements of Income of the Company for the Years Ended
       December 31, 1999, 1998 and 1997.......................................       F-4


       Consolidated Statements of Changes in Shareholders' Equity of the
       Company for the Years Ended December 31, 1999, 1998 and 1997...........       F-5


       Consolidated Statements of Cash Flows of the Company for the Years
       Ended December 31, 1999, 1998 and 1997.................................       F-6


       Notes to Consolidated Financial Statements.............................       F-7


FINANCIAL STATEMENT SCHEDULE
----------------------------

       Report of Independent Accountants......................................      F-24

       Schedule III:  Real Estate and Accumulated Depreciation................      F-25

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Trustees and Shareholders of Prentiss Properties Trust

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Prentiss Properties Trust (the "Company") at December 31, 1999 and 1998, and the consolidated results of operations and cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP


Dallas, Texas
February 9, 2000

                           PRENTISS PROPERTIES TRUST
                          CONSOLIDATED BALANCE SHEETS

              (in thousands, except share and per share amounts)

                                                                                        December 31,
                                                                           -------------------------------------
                                                                                 1999                  1998
                                                                           ----------------       --------------
                                                     ASSETS
Real estate:
 Land..........................................................                 $  298,555            $  285,385
 Buildings and improvements....................................                  1,481,831             1,363,347
 Construction in progress......................................                     87,860               137,785
 Land held for development.....................................                     30,236                24,218
                                                                                ----------            ----------
                                                                                 1,898,482             1,810,735
 Less: accumulated depreciation................................                    (91,461)              (61,232)
                                                                                ----------            ----------
 Total real estate assets                                                        1,807,021             1,749,503

Deferred charges and other assets, net.........................                    115,250                74,560
Receivables, net...............................................                     28,277                20,484
Cash and cash equivalents......................................                     13,313                 5,523
Escrowed cash..................................................                      6,481                 8,172
Other receivables (affiliates).................................                      3,617                 2,245
Investments in joint ventures and unconsolidated subsidiary....                     20,704                10,658
                                                                                ----------            ----------
 Total assets..................................................                 $1,994,663            $1,871,145
                                                                                ==========            ==========

                              LIABILITIES AND SHAREHOLDERS' EQUITY

Debt on real estate............................................                 $  896,810            $  800,263
Accounts payable and other liabilities.........................                     68,144                62,410
Distributions payable..........................................                     18,896                17,774
                                                                                ----------            ----------
  Total liabilities............................................                    983,850               880,447
                                                                                ----------            ----------
                                                                                   177,817               128,775
Minority interest in operating partnership.....................                 ----------            ----------
                                                                                     1,503                 1,345
Minority interest in real estate partnerships..................                 ----------            ----------
Commitments and contingencies

Preferred shares $.01 par value, 20,000,000 shares
   authorized, 3,773,585 shares issued and outstanding
   at December 31, 1999 and 1998...............................                    100,000               100,000
Common shares $.01 par value, 100,000,000 shares
     authorized, 40,078,643 and 39,930,288 (includes
    2,591,900 and 998,800 in treasury) shares issued and
    outstanding at December 31, 1999 and 1998,
    respectively...............................................
Additional paid-in capital.....................................                        401                   399
Retained earnings (distributions in excess of earnings)........                    789,554               787,193
Common shares in treasury, at cost, 2,591,900 and 998,800                            5,329                (3,700)
 shares at December 31, 1999 and 1998, respectively............                    (63,791)              (23,314)
                                                                                ----------            ----------
  Total shareholders' equity...................................                    831,493               860,578
                                                                                ----------            ----------
  Total liabilities and shareholders' equity...................                 $1,994,663            $1,871,145
                                                                                ==========            ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                           PRENTISS PROPERTIES TRUST
                       CONSOLIDATED STATEMENTS OF INCOME

                   (in thousands, except per share amounts)

                                                                  Years Ended December 31,
                                                             ------------------------------------
                                                               1999         1998          1997
                                                               ----         ----          ----
Revenues:
    Rental income.................................           $297,147      $235,650      $127,089
    Mortgage interest.............................                            3,835         1,780
      Management and other fees, net..............              3,325         2,129         2,859
                                                             --------      --------      --------
            Total revenues                                    300,472       241,614       131,728
                                                             --------      --------      --------
Expenses:

    Property operating and maintenance............             69,603        57,191        30,602
    Real estate taxes.............................             34,201        25,512        13,742
    General and administrative and personnel cost.              8,843         8,000         6,619
    Interest expense..............................             59,346        41,718        21,131
    Amortization of deferred financing costs......              1,126           963           824
    Depreciation and amortization.................             54,535        41,828        21,600
                                                             --------      --------      --------
         Total expenses...........................            227,654       175,212        94,518
                                                             --------      --------      --------

Equity in income of joint ventures and
 unconsolidated subsidiary........................              4,294         7,398         5,208
                                                             --------      --------      --------


Income before gain on sales, minority interests
 and extraordinary items..........................             77,112        73,800        42,418
Gain on sales.....................................             16,105        14,416           641
Minority interests................................            (12,735)       (7,796)       (5,235)
                                                             --------      --------      --------

Income before extraordinary items.................             80,482        80,420        37,824
Extraordinary items...............................                           (9,001)         (878)
                                                             --------      --------      --------
Net income........................................             80,482        71,419        36,946
Preferred dividends...............................             (6,491)       (5,655)          (25)
                                                             --------      --------      --------
Net income applicable to common shareholders......           $ 73,991      $ 65,764      $ 36,921
                                                             ========      ========      ========

Net income per common share before extraordinary
    items - basic.................................           $   1.95      $   1.93      $   1.52

Extraordinary items...............................                            (0.23)         (.04)
                                                             --------      --------      --------
Net income per common share - basic...............           $   1.95      $   1.70      $   1.48
                                                             ========      ========      ========
Weighted average number of common shares
    outstanding - basic...........................             37,875        38,742        24,930
                                                             ========      ========      ========
Net income per common share before extraordinary
 items - diluted..................................           $   1.93      $   1.89      $   1.49

Extraordinary items...............................                            (0.21)         (.03)
                                                             --------      --------      --------
Net income per common share - diluted.............           $   1.93      $   1.68      $   1.46
                                                             ========      ========      ========
Weighted average number of common shares
     and common share equivalents
     outstanding - diluted........................             41,729        42,497        25,307
                                                             ========      ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           PRENTISS PROPERTIES TRUST
                     CONSOLIDATED STATEMENTS OF CHANGES IN
                             SHAREHOLDERS' EQUITY

                 (dollars in thousands, except per share data)

                                                                           Additional   Retained earnings       Common
                                                        Preferred  Common   paid-in     (distributions in     shares in
                                               Total     shares    shares   capital    excess of earnings)     treasury
                                             ---------  ---------  ------   -------    -------------------     --------
Balance at December 31, 1996..........       $325,221              $  203    $326,309        $ (1,291)
   Net proceeds from issuance of
       common shares (12,911,586
       common shares).................        301,906                 129     301,777
   Net proceeds from issuance of
      preferred shares (2,830,189
      preferred shares)...............         75,000    $ 75,000
   Distributions declared
       ($1.60 per common share).......        (42,416)                                        (42,416)
   Preferred distributions declared
       ($1.60 per preferred share for
        the prorated period outstanding)..        (25)                                            (25)

    Net income........................         36,946                                          36,946
                                             --------   ---------  ------    --------        --------          --------
Balance at December 31, 1997..........        696,632      75,000     332     628,086          (6,786)
   Net proceeds from issuance of
        common shares (6,738,805
        common shares)................        159,174                  67     159,107
   Net proceeds from issuance of
        preferred shares (943,396
        preferred shares).............         25,000      25,000
   Proceeds used to purchase treasury                                                                          $(23,314)
         shares (998,800 treasury             (23,314)
          shares).....................
   Distributions declared
         ($1.60 per common share).....        (62,678)                                        (62,678)
   Preferred distributions declared
         ($1.60 per preferred share for the
       prorated period outstanding)...         (5,655)                                         (5,655)

   Net income.........................         71,419                                          71,419
                                             --------   ---------  ------    --------        --------          --------
Balance at December 31, 1998..........        860,578     100,000     399     787,193          (3,700)          (23,314)
   Net proceeds from issuance of
        common shares (148,355
        common shares)................          2,363                   2       2,361
   Proceeds used to purchase treasury
         shares (1,593,100 treasury           (40,477)                                                          (40,477)
          shares).....................
   Distributions declared
         ($1.72 per common share).....        (64,962)                                        (64,962)
   Preferred distributions declared
       ($1.72 per preferred share)....         (6,491)                                         (6,491)
   Net income.........................         80,482                                          80,482
                                             --------   ---------  ------    --------        --------          --------
Balance at December 31, 1999..........       $831,493    $100,000  $  401    $789,554        $  5,329          $(63,791)
                                             ========   =========  ======    ========        ========          ========


  The accompanying notes are an integral part of these consolidated financial statements.

                           PRENTISS PROPERTIES TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (dollars in thousands)

                                                                                Years Ended December 31,
                                                                        ------------------------------------------
                                                                            1999          1998          1997
                                                                            ----          ----          ----
Cash Flows from Operating Activities:
 Net income...........................................................    $  80,482     $  71,419     $  36,946

 Adjustments to reconcile net income to net cash provided by operating activities:
  Minority interests..................................................       12,735         7,796         5,235
  Extraordinary items.................................................                      9,001           878
  Gain on sales.......................................................      (16,105)      (14,416)         (641)
  Provision for doubtful accounts.....................................        1,225         1,160            59
  Depreciation and amortization.......................................       54,535        41,828        21,600
  Amortization of deferred financing costs............................        1,126           963           824
  Equity in income of joint ventures and unconsolidated subsidiary....       (4,294)       (7,398)       (5,208)
  Non-cash compensation...............................................          100            99            50
 Changes in assets and liabilities:
  Deferred charges and other assets...................................       (2,316)       (8,362)       (5,277)
  Receivables.........................................................       (9,846)      (13,320)       (5,499)
  Escrowed cash.......................................................       (1,973)       (2,951)       (2,376)
   Other receivables (affiliates).....................................       (1,372)         (317)         (582)
   Accounts payable and other liabilities.............................        5,367        16,484        15,449
                                                                          ---------     ---------     ---------

 Net cash provided by operating activities............................      119,664       101,986        61,458
                                                                          ---------     ---------     ---------
Cash Flows from Investing Activities:
 Purchase and development of real estate..............................     (204,346)     (632,998)     (587,495)
 Investment in real estate............................................      (56,754)      (53,092)      (63,809)
 Investment in mortgage note receivable...............................                                  (36,331)
 Investment in joint ventures and unconsolidated subsidiary...........      (11,032)                       (667)
 Proceeds from sales of real estate...................................      126,729       112,565        21,593
 Increase in deposits on real estate..................................                                     (824)
 Distributions received from joint ventures and unconsolidated
  subsidiary..........................................................        5,026         9,674         7,270
                                                                          ---------     ---------     ---------
  Net cash used in investing activities...............................     (140,377)     (563,851)     (660,263)
                                                                          ---------     ---------     ---------

Cash Flows from Financing Activities:
 Net proceeds from sale of common shares..............................        1,273       106,940       306,785
 Net proceeds from sale of preferred shares...........................                     25,000        75,000
 Net proceeds from sale of preferred units............................       50,000        95,000
 Purchase of treasury shares..........................................      (36,813)      (23,314)
 Distributions paid to limited partners...............................       (2,869)       (3,748)       (4,977)
 Distributions paid to common shareholders............................      (64,045)      (60,369)      (35,427)
 Distributions paid to preferred shareholders.........................       (6,339)       (4,180)
 Distributions paid to preferred unit holders.........................       (9,251)       (4,074)
 Distributions paid for minority interest in consolidated
  subsidiaries........................................................                                      (17)
 Proceeds from debt on real estate....................................      536,113       850,491       745,286
 Repayments of debt on real estate....................................     (439,566)     (521,433)     (487,996)
                                                                          ---------     ---------     ---------

 Net cash provided by financing activities                                   28,503       460,313       598,654
                                                                          ---------     ---------     ---------

 Net change in cash and cash equivalents..............................        7,790        (1,552)         (151)
 Cash and cash equivalents, beginning of year.........................        5,523         7,075         7,226
                                                                          ---------     ---------     ---------
 Cash and cash equivalents, end of year...............................    $  13,313     $   5,523     $   7,075
                                                                          =========     =========     =========

Supplemental Cash Flow Information:
 Cash paid for interest...............................................    $  63,825     $  45,894     $  17,815
                                                                          =========     =========     =========

  The accompanying notes are an integral part of these consolidated financial statements.

                           PRENTISS PROPERTIES TRUST
                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS

(1)  The Organization and Significant Transactions

       Prentiss Properties Trust is a Maryland Real Estate Investment Trust ("REIT") that acquires, owns, manages, leases, develops and builds office and industrial properties throughout the United States. The Company (as defined below) is self-administered, in that it provides its own administrative services, such as accounting, tax and legal, internally through its own employees. The Company is self-managed, in that it internally provides all the management and maintenance services that its properties require through its own employees such as property managers, leasing professionals and engineers. The Company operates principally through Prentiss Properties Acquisition Partners, L.P. and its subsidiaries (the "Operating Partnership") and Prentiss Properties Limited, Inc. (the "Manager") (collectively referred to herein as the "Company"). As of December 31, 1999, the Company owned interests in a diversified portfolio of 199 primarily suburban Class A office and suburban industrial properties containing approximately 19.8 million net rentable square feet. The properties consist of 133 office buildings (the "Office Properties") containing approximately 14.9 million net rentable square feet and 66 industrial buildings (the "Industrial Properties" and together with the Office Properties, the "Properties") containing approximately 4.9 million net rentable square feet. The Properties include 10 Properties containing 1.0 million square feet that are in various stages of development or have been recently developed by the Company and are in various stages of lease-up (the "Development Properties"). As of December 31, 1999, the Office Properties and Industrial Properties, exclusive of the Development Properties, were approximately 95% leased to approximately 1,200 tenants and approximately 97% leased to approximately 150 tenants, respectively. In addition to managing the Properties that the Company owns or has ownership interest in, the Company manages approximately 25.3 million net rentable square feet in office, industrial and other properties that are owned by third parties.

Real Estate Transactions

       During the year ended December 31, 1999, the Company disposed of 45 properties containing 2.5 million square feet and two land parcels containing
27.06 acres for an aggregate sales price of $131.6 million, resulting in a gain on sale of $16.1 million.

       During the year ended December 31, 1999, the Company acquired six Properties containing 1.1 million square feet in five markets for an aggregate purchase price of $140.9 million. The following table presents the Properties acquired during the period:

Property Description      Square Footage     Location                Month of Acquisition     Purchase Price
--------------------      --------------     --------                --------------------     --------------
                                (000's)
Burnett Plaza /(1)/               205        Fort Worth, TX          March 1999               $ 17.6 million
Orchard Place I & II              105        Denver, CO              July 1999                   9.8 million
935 First Avenue /(2)/            119        Suburban Philadelphia   October 1999                5.0 million
Fairmont Building                 122        Metro. Washington, DC   November 1999              21.2 million
123 North Wacker Drive            537        Chicago, IL             November 1999              87.3 million
                                                                                              ------
                                                                                              $140.9 million
                                                                                              ======

/(1)/  The Company acquired a 20% equity interest in Burnett Plaza..
/(2)/ The Company intends to redevelop this single tenant building subsequent to the lease expiration in August 2000.

       In addition to the Properties acquired during 1999, the Company acquired four parcels of land totaling 28.5 acres for an aggregate purchase price of $16.6 million.

(2)    Summary of Significant Accounting Policies

Principles of Consolidation

       The consolidated financial statements include the accounts of the Company, the Operating Partnership and other subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to current year presentation.

                           PRENTISS PROPERTIES TRUST
                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS

Real Estate

     Real estate and leasehold improvements are stated at the lower of depreciated cost or net realizable value. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, ''Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of,'' the Operating Partnership will record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the estimated undiscounted cash flows, without interest charges, to be generated by those assets are less than the carrying amounts of those assets. The Company periodically reviews its Properties to determine if its carrying costs will be recovered from future operating cash flows. In cases where the Company does not expect to recover its carrying costs, the Company recognizes an impairment loss. No such impairment losses have been recognized to date.

     Depreciation on buildings and improvements is provided under the straight-line method over an estimated useful life of 30 to 40 years for office buildings and 25 to 30 years for industrial buildings. Interest expense and other directly related expenses incurred during construction periods are capitalized and depreciated commencing with the date placed in service, on the same basis as the related assets. For the year ended December 31, 1999 and December 31, 1998, capitalized interest costs totaled $5.2 million and $5.8 million, respectively.

     Maintenance and repairs are charged to operations as incurred; major renewals and betterments are capitalized. When assets are sold or retired, their costs and related accumulated depreciation are removed from the accounts with the resulting gains or losses reflected in net income.

Deferred Charges

     Deferred financing costs are recorded at cost and are amortized using the effective interest method over the life of the related debt. Leasing commissions and leasehold improvements are deferred and amortized on a straight-line basis over the terms of the related leases. Other deferred charges are amortized over terms applicable to the expenditure.

Cash and Cash Equivalents

     Cash and cash equivalents consist of cash on hand and investments with maturities of three months or less when purchased.

Escrowed Cash

     Escrowed cash includes real estate tax, insurance and capital reserve deposits required pursuant to certain of the Company's mortgage loan agreements.

Investment in Joint Ventures and Unconsolidated Subsidiary

     Included in investments in joint ventures and unconsolidated subsidiary are the Company's 50% interest in the joint venture owning the Broadmoor Austin Properties, the Company's 60% interest in the joint venture owning the Oaklands 21/27 development projects, the Company's 20% interest in the joint venture owning the Burnett Plaza Property and the Company's 95% interest in the Manager. The Company accounts for its investments in these entities using the equity method of accounting, and thus reports its share of income and losses based on its ownership interest in the respective entities. The difference between the carrying value of the Company's interest in the Broadmoor Austin Properties and the book value of the underlying equity is being amortized over 40 years.

     Also included in investment in joint ventures and unconsolidated subsidiary is the Company's approximate 10% interest in the newly formed Urban Media Communications Corporation which provides broadband internet access to tenants of commercial office buildings. The Company accounts for this investment using the cost method of accounting.

                           PRENTISS PROPERTIES TRUST
                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS

Income Taxes

     The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax on its taxable income that is distributed to its shareholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 95% of its annual taxable income. The Manager consists of a legal entity subject to federal income tax on its taxable income at regular corporate rates.

Leases

     The Company, as lessor, has retained substantially all of the risks and benefits of ownership and accounts for its leases as operating leases.

Revenue Recognition

     In accordance with SFAS No. 13 income on leases which include scheduled rental rate increases over the lease term is recognized on a straight-line basis.

     Management fees, leasing and other fee income items received are recognized
as earned.   Leasing fees are generally recognized upon tenant occupancy of the leased premises unless such fees are irrevocably due and payable upon lease execution, in which case recognition occurs on the lease execution date.

Distributions

     The Company pays regular quarterly distributions on the Company's common shares ("Common Shares") outstanding which are dependent on receipt of distributions from the Operating Partnership. The Company pays a quarterly dividend to holders of the Company's Series A Convertible Preferred Shares (the "Series A Convertible Preferred Shares") which is equal to the dividends paid for Common Shares.

     Earnings and profits, which will determine the taxability of distributions to shareholders, will differ from income reported for financial reporting purposes due to the differences for federal tax purposes, primarily in the estimated useful lives used to compute depreciation. Distributions declared in 1999, 1998 and 1997 represent an approximate 10.1%, 18.5% and 10.6% return of capital for federal income tax purposes, respectively.

Minority Interest

     Minority interest in the Operating Partnership represents the limited partners' proportionate share of the equity in the Operating Partnership. The Operating Partnership pays a regular quarterly distribution to the holders of common and preferred units. Income is allocated to minority interest based on the weighted average percentage ownership during the year.

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

                           PRENTISS PROPERTIES TRUST
                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS

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


Fair Value of Financial Instruments

     SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," effective for years ending after December 15, 1992, requires disclosures about the fair value of financial instruments whether or not such instruments are recognizable in the balance sheet. The Company's financial instruments include short-term investments, tenant accounts receivable, accounts payable, other accrued expenses, mortgage loans payable and interest rate swap agreements. The fair values of these financial instruments other than the interest rate swap agreements are not materially different from their carrying or contract values The fair value of the interest rate swaps is estimated based on quotes from the market makers of these instruments and represents the estimated amounts the Company would expect to receive or pay to terminate the agreements. Credit and market risk exposures are limited to the net interest differentials. The estimated unrealized net gain on these instruments was approximately $3.0 at December 31, 1999.


(3)  Deferred Charges and Other Assets, Net

       Deferred charges and other assets consisted of the following at December 31, 1999 and 1998:

                                                                         (in thousands)
                                                                     1999             1998
                                                                     ----             ----
          Deferred leasing and tenant charges....................  $118,629         $ 69,392
          Deferred financing costs...............................    13,269           12,071
          Prepaid and other assets...............................     8,259            5,100
                                                                   --------         --------
             Total...............................................   140,157           86,563
          Less:  accumulated amortization........................   (24,907)         (12,003)
                                                                   --------         --------
                                                                   $115,250         $ 74,560
                                                                   ========         ========

(4)  Receivables, Net

       Receivables consisted of the following at December 31, 1999 and 1998:

                                                                         (in thousands)
                                                                     1999             1998
                                                                     ----             ----
          Rents and services.....................................  $ 9,144          $10,677
          Accruable rental income................................   15,686           10,943
          Other..................................................    6,337              529
                                                                   -------          -------
            Total................................................   31,167           22,149
          Less: allowance for doubtful accounts..................   (2,890)          (1,665)
                                                                   -------          -------
                                                                   $28,277          $20,484
                                                                   =======          =======

     Accruable rental income represents rental income recognized on a straight-line basis in excess of rental revenue accrued in accordance with individual lease agreements.

     Effective June 30, 1999, the Company loaned $4.2 million to various key employees as part of the Company's long-term incentive plan to retain such employees. The funds were used to purchase Common Shares of the Company in the open market. The loans are full recourse notes which accrue interest quarterly at a fixed rate of

                           PRENTISS PROPERTIES TRUST
                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS

7% and have a term of five years. Interest payments are due quarterly. The loan balances are to be forgiven, contingent upon each key employees' continued service to the Company, in the following manner: one-third of the principal balance will be forgiven at the end of the third year of the loan term, one-third will be forgiven at the end of the fourth year of the loan term, and the remaining principal balance will be forgiven at the end of the fifth year of the loan term. The effect of the loans is reflected in the Company's other receivable balance as of December 31, 1999.

(5)  Investment in Joint Ventures and Unconsolidated Subsidiary

     The following information summarizes the financial position at December 31, 1999 and 1998 and the results of operations for the years ended December 31, 1999, 1998, and 1997 of the unconsolidated joint ventures and subsidiary of the Company which are accounted for using the equity method of accounting during the periods presented:

                                                               (in thousands)
                                                                                                         Company's
Summary of Financial Position:             Total Assets         Total Debt          Total Equity        Investment
                                           ------------         ----------          ------------        ----------
                                          1999      1998      1999      1998       1999      1998     1999    1998
                                          ----      ----      ----      ----       ----      ----     ----    ----
Broadmoor Austin Properties             $121,813  $123,255  $154,000  $154,000   ($34,544) ($32,915) $ 5,638 $ 6,707
Oaklands 21/27/(1)/                        4,597               1,943                2,057              1,216
Burnett Plaza Property                    94,066              47,000               44,327              8,899
Manager                                   15,827    15,326                          4,190     4,207    3,951   3,951
                                        --------  --------  --------  --------    -------  --------  ------- -------
                                        $236,303  $138,581  $202,943  $154,000    $16,030  ($28,708) $19,704 $10,658
                                        ========  ========  ========  ========    =======  ========  ======= =======

                                                                       (in thousands)
                                                                                                            Company's
Summary of Operations:                        Total Revenues                  Net Income               Share of Net Income
                                              --------------                  ----------               -------------------
                                          1999      1998      1997      1999       1998      1997     1999    1998     1997
                                          ----      ----      ----      ----       ----      ----     ----    ----     ----
Broadmoor Austin Properties/(1)/        $19,845   $19,795   $19,534   $  3,921    ($9,696) $    884  $ 1,961 $ 1,601  $  442
Oaklands 21/27/(2)/
Burnett Plaza Property                   10,763                            793                           159
Manager                                  22,583    28,566    26,682      2,174      5,864     4,788    2,174   5,797   4,766
                                        -------   -------   -------   --------    -------  --------  ------- -------  ------
                                        $53,191   $48,361   $46,216   $  6,888    ($3,832) $  5,672  $ 4,294 $ 7,398  $5,208
                                        =======   =======   =======   ========    =======  ========  ======= =======  ======


(1) The Company's share of net income from the Broadmoor Austin Properties represents the Company's share of income before extraordinary items which totaled $6.45 million in 1998. The extraordinary items were reflected as extraordinary items, net of the minority interest share, on the Company's consolidated statement of income for the year ended December 31, 1998.
(2) The Oaklands 21/27 development projects had no operations for the two-year period ended December 31, 1999.

          In addition to the above, in November 1999, the Company invested $1.0 million in Urban Media Communications Corporation which provides broadband Internet access to tenants of commerical office buildings. The Company's $1.0 million investment, which represents less than a 10% interest in Urban Media Communications Corporation, is accounted for using the cost method of accounting.

                           PRENTISS PROPERTIES TRUST
                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS

(6)  Debt on Real Estate

     The following table sets forth the Company's debt balances as of December 31, 1999 and 1998:

                                               (000s)                            Interest
                                               ------
Description                             1999           1998    Amortization        Rate                  Maturity
-----------                             ----           ----    ------------        ----                  --------
Bridge Loan/(1)/                                     $120,000     None         LIBOR + 1.25%         January 4, 1999
Line of Credit                        $129,022        122,000     None         LIBOR + 1.375%        January 2, 2001
Executive Center Del Mar                13,267         13,225     None         LIBOR + 1.35%         December 19, 2001/(13)/
Bank Term Facility                     100,000        100,000     None         LIBOR + 1.375%        October 13, 2002
Bachman West                             2,972          3,020     25 yr             8.63%            December 1, 2003
Northeast Portfolio Loan                60,000         60,000     None/(9)/         6.80%            December 10, 2003
One Westchase Center                    24,901         25,339     25 yr             7.84%            February 1, 2004
Crescent Centre                         12,000         12,000     None              7.95%            March 1, 2004
Bank Term Loan/(2)/                     72,500                    None/(10)/   LIBOR + 1.625%        September 30, 2004
Walnut Glen Tower                       35,000         35,000     None/(11)/        6.92%            April 1, 2005
Highland Court                           4,930          5,031     25 yr             7.27%            April 1, 2006
Oaklands Corporate Center                1,319          1,356     20 yr             8.65%            August 1, 2006
Westheimer Central Plaza                 5,966          6,060     25 yr             8.38%            August 1, 2006
Creamery Way                             3,708          3,814     20 yr             8.30%            September 19, 2006
PPREFI Portfolio Loan/(3)/             180,100        180,100     None              7.58%            February 26, 2007
Oaklands Corporate Center                6,292          6,388     25 yr             8.55%            July 1, 2007
Oaklands Corporate Center                2,652          2,692     25 yr             8.40%            November 1, 2007
Corporetum Office Campus/(4)/           25,780                    30 yr             7.02%            February 1, 2009
Natomas Corporate Center/(5)/           37,679                    30 yr             7.02%            February 1, 2009
7101 Wisconsin Avenue/(6)/              21,345                    30 yr             7.25%            April 1, 2009
2500 Cumberland Parkway                 14,500         13,151     None/(12)/        7.46%            July 15, 2009
World Savings Center/(7)/               29,480                    30 yr             7.91%            November 1, 2010
Park West C2                            35,327         35,718     30 yr             6.63%            November 10, 2010
One O'Hare Centre                       41,842         42,250     30 yr             6.80%            January 10, 2011
3130 Fairview Park Drive Loan/(8)/      23,342                    30 yr             7.00%            April 1, 2011
Southpoint (III)                         7,635          7,941     20 yr             7.75%            April 14, 2014
Other Corporate Debt                     5,251          5,178     None              7.40%            Various
                                      --------       --------

Total debt on real estate             $896,810       $800,263
                                      ========       ========

(1) The Bridge Loan was repaid on January 4, 1999 with proceeds from the Company's Line of Credit.
(2) On October 4, 1999, the Company closed the Bank Term Loan, which is collateralized by the following four Properties: Willow Oaks I & II (two Properties), 8521 Leesburg Pike and Croton Road Corporate Center.
(3) During 1999, six of the Kansas City industrial properties, which collateralized the PREFI Portfolio Loan, were sold. As a result, four Properties were added as collateral substitution, bringing the total to 36 Properties. The four substituted Properties include the Cottonwood Office Properties (three Properties) and the 2455 Horsepen Road Property.
(4) On January 6, 1999, the Company closed the Corporetum Office Campus loan, which is collateralized by the Corporetum Office Campus Properties (five Properties).
(5) On January 6, 1999, the Company closed the Natomas Corporate Center loan, which is collateralized by the Natomas Corporate Center Properties (six Properties).
(6) On March 9, 1999, the Company closed the 7101 Wisconsin Avenue loan, which is collateralized by the 7101 Wisconsin Avenue Property.
(7) On October 5, 1999, the Company closed the Word Savings Center loan, which is collateralized by the World Savings Center Property.
(8) On April 16, 1999, the Company closed the 3130 Farview Park Drive loan, which is collateralized by the 3130 Fairview Park Drive Property.
(9) The loan, which was entered into in December 1997, has no principal amortization during the first 24 months of the loan term. Principal and interest are payable for the remaining loan term based on a 25-year amortization.
(10) The loan, which was entered into in October 1999, has no principal amortization during the first 24 months of the loan term. Principal and interest are payable for the remaining loan term based on a 25-year amortization.
(11) The loan, which was entered into in March 1998, has no principal amortization during the first 24 months of the loan term. Principal and interest are payable for the remaining loan term based on a 30-year amortization.
(12) The construction loan in place at December 31, 1998 was repaid in May 1999 with proceeds from the permanent loan. The loan, which was entered into in May 1999, has no principal amortization during the first 58 months of the loan term. Principal and interest are payable for the remaining loan term based on a 30-year amortization.

                           PRENTISS PROPERTIES TRUST
                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS

(13) December 19, 2001 represents a maturity date based on the Company's anticipated execution of its option to extend the term of the loan one year beyond the original maturity date of December 19, 2000.

       In September 1997, the Company entered into a seven-year interest rate swap locking in cost of funds of 6.25% (before the spread over LIBOR) on $110 million. In June 1999, the Company entered into a four-year interest rate swap locking in cost of funds of 6.16% (before the spread over LIBOR) on $50 million (collectively, the "Interest Rate Swaps"). The Interest Rate Swaps consist of three separate agreements intended to manage the relative mix of the Company's debt between fixed and variable rate instruments. The Interest Rate Swaps modify a portion of the interest characteristics of the Company's variable rate debt effectively converting in the aggregate, $160.0 million of variable rate debt to fixed rate debt. The fixed rates to be paid, the effective fixed rate and the variable rate to be received by the Company, are summarized in the following table:

                                                                 Swap Rate Received
                         Swap Rate Paid      Effective Fixed       (Variable) at
Notional Amount             (Fixed)               Rate           December 31, 1999        Swap Maturity
---------------             -------               ----           -----------------        -------------
$50 million                   6.155%             7.780%                 5.822%            June 2, 2003
$50 million                   6.253%             7.628%                 5.822%            September 30, 2004
$60 million                   6.248%             7.623%                 5.822%            September 30, 2004

       The differences to be paid or received by the Company under the terms of the Interest Rate Swaps are accrued as interest rates change and recognized as an adjustment to interest expense by the Company pursuant to the terms of the agreements and will have a corresponding effect on its future cash flows. Agreements such as these contain a credit risk that the counterparties may be unable to meet the terms of the agreement. The Company minimizes that risk by evaluating the creditworthiness of its counterparties, which is limited to major banks and financial institutions, and does not anticipate non-performance by the counterparties.

       The fair value of the Interest Rate Swaps is estimated based on quotes from the market makers of these instruments and represents the estimated amounts the Company would expect to receive or pay to terminate the agreements. Credit and market risk exposures are limited to the net interest differentials. The estimated unrealized net gain on these instruments was approximately $3.0 at December 31, 1999.

       On August 25, 1998, the Company entered into two treasury rate lock agreements with Societe Generale, New York Branch, and UBS AG, London Branch, each covering a notional amount of $49.25 million. These agreements were executed in anticipation of closing mortgage loans over the course of the next six months. The agreements effectively locked the cost of the underlying 10-year treasury rate, which is the security used as a benchmark to price the mortgages the Company anticipated entering into. On October 6, 1998, the Company terminated one $49.25 million agreement with Societe Generale, New York Branch, and as a result of the substantial downward movement in the underlying treasury security, incurred settlement costs of $4.3 million. These settlement costs are being amortized over the 12-year term of the $35.75 million Park West C2 loan with the remainder being amortized over $13.5 million of the $42.25 million One O'Hare Centre loan. The effective interest rate on the $49.25 million is 7.40% per annum.

       On December 29, 1998, the Company terminated the $49.25 million treasury lock agreement with UBS AG, London Branch, and incurred settlement costs of approximately $1.8 million. These settlement costs are being amortized over the term of the Corporetum Office Campus and Natomas Corporate Center loans. The effective interest rate on the $49.25 million is 7.30% per annum.

       Future scheduled principal repayments of debt on real estate are as follows:

                                                          (in thousands)
                    2000....................................  $  8,761
                    2001....................................   148,911
                    2002....................................   106,428
                    2003....................................    65,606

                           PRENTISS PROPERTIES TRUST
                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS

                    2004....................................   110,900
                    Thereafter..............................   456,204
                                                              --------
                                                              $896,810
                                                              ========

       Under its loan agreements, the Company is required to satisfy various affirmative and negative covenants, including limitations on total indebtedness, total collateralized indebtedness and cash distributions, as well as obligations to maintain a certain minimum tangible net worth and certain minimum interest coverage ratios. The Company was in compliance with these covenants at December 31, 1999.

(7)  Accounts Payable and Other Liabilities

       Accounts payable and other liabilities consisted of the following at December 31, 1999 and 1998:

                                                                 (in thousands)
                                                                1999       1998
                                                              -------     -------
               Accounts payable and other liabilities.....    $26,010     $33,027
               Accrued real estate taxes..................     24,824      17,163
               Advance rent and deposits..................     17,310      12,220
                                                              -------     -------
                                                              $68,144     $62,410
                                                              =======     =======

(8)   Distributions

       In December 1999, the Company declared a cash distribution for the fourth quarter of 1999 in the amount of $.44 per share, payable on January 14, 2000, to common shareholders of record on December 31, 1999. Additionally, it was determined that a distribution of $.44 per unit would be made to the partners of the Operating Partnership and the holders of the Company's Series A Convertible Preferred Shares. The distributions, totaling $18.9 million, were paid on January 14, 2000.

       In addition, a quarterly distribution totaling $3.2 million in the aggregate was declared and paid on December 31, 1999 to the holders of the Series B Perpetual Preferred Units (the "Series B Perpetual Preferred Units") and the Series C Perpetual Preferred Units (the "Series C Perpetual Preferred Units"). The quarterly distribution equates to an annualized 8.3% of the face amount of the Series B Perpetual Preferred Units and an annualized 9.45% of the face amount of the Series C Perpetual Preferred Units.

(9)  Leasing Activities

       The future minimum lease payments to be received by the Company as of December 31, 1999, under non-cancelable operating leases, which expire on various dates through 2017, are as follows:

                                                        (in thousands)
                    Years ending December 31:
                    2000................................. $  258,007
                    2001.................................    230,921
                    2002.................................    199,177
                    2003.................................    170,015
                    2004.................................    130,984
                    Thereafter...........................    333,010
                                                          ----------
                                                          $1,322,114
                                                          ==========

       The geographic concentration of the future minimum lease payments to be received is detailed as follows:

                           PRENTISS PROPERTIES TRUST
                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS

                                                          (in thousands)
                    Markets
                    -------
                    Metro. Washington, D.C............... $  274,107
                    Dallas/Fort Worth....................    221,159
                    Chicago..............................    186,339
                    Suburban Philadelphia................    143,049
                    San Diego............................     85,657
                    San Francisco Bay Area...............     79,445
                    Atlanta..............................     58,621
                    Austin...............................     50,071
                    Sacramento...........................     49,722
                    Suburban Detroit.....................     49,115
                    Denver...............................     46,742
                    Houston..............................     46,236
                    Los Angeles..........................     30,586
                    Other markets........................      1,265
                                                          ----------
                                                          $1,322,114
                                                          ==========

       For the years ended December 31, 1999 and December 31, 1998, no individual tenant accounted for more than 10% of the Company's total rental income.

(10) Supplemental Disclosure of Non-Cash Financing Activities

       During December 1999 and 1998, the Company declared cash distributions totaling $18.9 million and $17.8 million that were paid January 2000 and 1999, respectively.

       On January 21, 1999, pursuant to provisions of a forward stock contract, the Company reacquired 1,100,000 Common Shares from Union Bank of Switzerland ("UBS"). $3.7 million of the proceeds used to reacquire the Common Shares was previously placed as collateral, in 1998, on the forward stock contract.

       In relation to the sale of properties during the year ended December 31, 1999, the Company removed from real estate and deferred charges $9.0 million and $1.1 million of fully depreciated assets, respectively, as well as receivables totaling $828,000. The Company removed an additional $2.2 million of deferred charges related to fully depreciated leasing and financing costs.

(11) Related Party Transactions

       The Company owns a 95% economic interest in the Manager which is not consolidated in these financial statements. The Manager incurs certain personnel and other overhead-related expenses on behalf of the Company which are subsequently reimbursed to the Manager. Such expenses totaled $3.5 million and $2.9 million for the years ended December 31, 1999 and December 31, 1998, respectively. In addition, the Company funds short-term capital needs of the Manager which are subsequently reimbursed to the Company. The net unreimbursed cost has been included in other receivables (affiliates) on the balance sheets of the Company and consisted of the following at December 31, 1999 and 1998:

                                                                      (in thousands)
                                                                      1999      1998
                                                                     ------    ------
     Short-term borrowings due from affiliates....................   $2,963    $1,770
     Payroll and staff benefits due from affiliates...............      654       475
                                                                     ------    ------
                                                                     $3,617    $2,245
                                                                     ======    ======

(12) Employee Benefit Plan

                           PRENTISS PROPERTIES TRUST
                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS


     The Company has a 401(k) Savings Plan (the ''Plan'') for its employees. Under the Plan, as amended, employees, age 21 and older, are eligible to participate in the Plan after they have completed one year and 1,000 hours of service. Participants are immediately vested in their contributions, the Company's matching contributions and earnings thereon.

     The Company matches 25% of an employees contribution, not to exceed 25% of 6% of each employee's wages. The cost to the Company totaled approximately $331,000 and $288,000 for the years ended December 31, 1999 and 1998, respectively.

     The Company has registered 500,000 Common Shares in connection with its share purchase plan ("Share Purchase Plan"). The Share Purchase Plan enables eligible employees to purchase shares, subject to certain restrictions, of the Company at a 15% discount to fair market value. A total of 71,190 and 26,463 Common Shares were issued, in accordance with the Share Purchase Plan, during the years ended December 31, 1999 and 1998, respectively.

(13)  Share Incentive Plans

     The Company sponsors the Prentiss Properties Trust Trustees' Share Incentive Plan (the "Trustees' Automatic Grant Plan") and the Prentiss Properties Trust 1996 Share Incentive Plan (the "Employees' Plan") (collectively, the "Plans"), which are stock-based incentive compensation plans as described below. The Company applies APB Opinion 25 and related Interpretations in accounting for the Plans. In 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation" which, if fully adopted by the Company, would change the methods the Company applies in recognizing the cost of its Plans. Adoption of the cost recognition provisions of SFAS No. 123 is optional and the Company has decided not to elect these provisions of SFAS No.
123. However, pro forma disclosures as if the Company adopted the cost recognition provisions of SFAS No. 123 in 1995 are required by SFAS No. 123 and are presented herein.

     Under the Plans, the Company is authorized to issue shares of common stock or cash pursuant to "Awards" granted in the form of non-qualified stock options not intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, restricted or non-restricted shares, stock appreciation rights ("SARs"), and performance shares. Awards may be granted to selected employees and trustees of the Company or an affiliate. In 1999, 1998, and 1997 the Company granted nonqualified stock options under the Plans.

The Trustees' Automatic Grant Plan

     On the first day of each fiscal quarter, the Company shall issue to each trustee on that date Common Shares having an aggregate value of $5,000, based on the per share value of the Common Shares on the date of grant. Common Shares are 100% vested at grant and, therefore, expensed upon issuance. A total of 4,620 and 3,970 Common Shares were granted pursuant to the plan for the years ended December 31, 1999 and 1998, respectively.

The Employees' Plan

     Under the Employees' Plan, the Company is authorized to issue, at the discretion of the Plan Administrator, Awards with respect to a maximum of 4,500,000 Common Shares. Awards may be granted to employees of the Company. No participant may be granted, in any calendar year, Awards in the form of stock options or SARs with respect to more than 390,000 Common Shares or restricted share Awards for more than 50,000 Common Shares. The Plan Administrator has broad discretion in determining the vesting terms and other terms applicable to Awards granted under the Plan.

     The exercise price of each option granted during 1999 was equal to the per share fair market value of the Common Share on the date of grant. These options vest 33-1/3% per year on each anniversary of the date of grant, commencing with the first anniversary of the date of grant.

                           PRENTISS PROPERTIES TRUST
                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS


     A summary of the status of the Company's stock options as of December 31, 1999, December 31, 1998 and December 31, 1997 and the changes during the year ended on those dates is presented below:


                                                1999                            1998                            1997
                                    -----------------------------  ------------------------------  ------------------------------
                                                      Weighted                        Weighted                        Weighted
                                     # Shares of      Average       # Shares of       Average       # Shares of       Average
                                     Underlying       Exercise       Underlying       Exercise       Underlying       Exercise
                                      Options          Prices          Options         Prices         Options          Prices
                                      -------          ------          -------         -------        -------          ------
Outstanding at beginning of the
year..............................      2,358,359          $22.47       2,194,415          $20.76       1,651,938          $20.82
Granted...........................        101,000          $22.01         547,500          $26.30         636,499          $25.08
Exercised.........................         25,500          $20.02          48,168          $21.30           9,500          $20.63
Forfeited.........................         68,168          $22.75         335,388          $26.66          84,522          $20.86
Expired...........................     ----------                      ----------                      ----------
Outstanding at end of year........      2,365,691          $22.48       2,358,359          $22.47       2,194,415          $22.06
                                       ==========                      ==========                      ==========
Exercisable at end of year........      1,639,722          $22.23       1,205,656          $21.53         525,317          $20.76
                                       ==========                      ==========                      ==========
Weighted-average fair value.......                         $ 1.44                          $ 1.29                          $ 1.42
                                                           ======                          ======                          ======

     The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                   1999        1998       1997
                                                  ------      ------     ------
                              Expected term           5            5          5
                    Expected dividend yield        7.86%        8.00%      8.00%
                        Expected volatility       18.56%       16.30%     13.11%
                    Risk-free interest rate        6.50%        5.46%      6.28%


     The following table summarizes information about employee stock options outstanding at December 31, 1999:

                                         Options Outstanding                              Options Exercisable
                                         -------------------                              --------------------
                                                                     Weighted
  Range of Exercise        Number                 Weighted            Average            Number             Weighted
      Prices             Outstanding               Average           Remaining        Exercisable            Average
      ------
                         at 12/31/99            Exercise Price      Contr. Life       at 12/31/99        Exercise Price
                         -----------            --------------      -----------       -----------        --------------
  $20.00 to $25.00         1,913,692                $   21.42           7.12            1,395,059            $   21.42
  $25.01 to $30.00           451,999                $   26.98           7.91              244,663            $   26.94
  ----------------         ---------                ---------           ----            ---------            ---------
  $20.00 to $30.00         2,365,691                $   22.48           7.27            1,639,722            $   22.24
  ================         =========                =========           ====            =========            =========

     Had the compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS No. 123, the Company's net income and net income per Common Share for 1999 would approximate the pro forma amounts below:

                                                                          (amounts in thousands, except per share data)
                                                     As Reported    Pro Forma    As Reported    Pro Forma    As Reported   Pro Forma
                                                       12/31/99      12/31/99     12/31/98       12/31/98      12/31/97     12/31/97
                                                      ---------     ---------    ---------      ---------     ---------    ---------
SFAS No. 123 charge.............................                    $     944                   $   1,321                  $     894
Net income applicable to common shareholders....        $73,991     $  73,047    $  65,764      $  64,443     $36,921      $  36,027
Net income per common share-basic...............        $  1.95     $    1.93    $    1.70      $    1.66     $  1.48      $    1.45
Net income per common share-diluted.............        $  1.93     $    1.91    $    1.68      $    1.65     $  1.46      $    1.42

     The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

                           PRENTISS PROPERTIES TRUST
                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS


(14)   Capital Shares

     The Company's board of trustees (the "Board of Trustees") is authorized to provide for the issuance of 100,000,000 Common Shares and 20,000,000 preferred shares in one or more series, to establish the number of shares in each series and to fix the designation, powers, preferences and rights of each such series and the qualifications, limitations or restrictions thereof. As of December 31, 1999, 37,486,743 and 3,773,585 Common Shares and Series A Convertible Preferred Shares were issued and outstanding, respectively. The Series A Convertible Preferred Shares are convertible at the shareholder's option on a one-for-one basis into Common Shares of the Company, subject to certain adjustments, and may not be redeemed by the Company before December 29, 2004.

     In addition to the common units held by the Company, at December 31, 1999, the Operating Partnership had (i) 1,681,767 common units outstanding, all of which are redeemable at the option of the holder for a like number of Common Shares, or at the option of the Company, the cash equivalent thereof; (ii) 1,900,000, $50 par value, Series B Perpetual Preferred Units, which are callable by the Company in five years at par value and have a coupon rate of 8.3% per annum; and (iii) 2,000,000, $25 par value, Series C Perpetual Preferred Units, which are callable by the Company in five years at par value and have a coupon rate of 9.45% per annum.

     On February 2, 1998, the Company closed a direct placement of 1,100,000 Common Shares to an affiliate of UBS for a gross consideration of $29.7 million, or $27.00 per share. The sales to UBS and its affiliates were exempt from registration under Section 4(2) of the Securities Act. In a related transaction, the Company entered into a forward stock contract with UBS which provided that during the first year after the closing of the direct placement, the Company would have the right to consummate a share settlement with UBS based on the then market price for the Common Shares. On January 21, 1999, the Company reacquired all of the 1,100,000 Common Shares for approximately $30.0 million. The acquisition of the Common Shares was funded with $3.7 million of previously escrowed cash and proceeds from borrowings under the Company's line of credit.

     During 1998, the Company's Board of Trustees authorized the repurchase of up to 2.0 million Common Shares in the open market or negotiated private transactions (the "Share Repurchase Program"). In fiscal 1998, the Company repurchased 998,800 Common Shares at an average price of $23.34 per share. Beginning September 14, 1999, the Company resumed the Share Repurchase Program and as of December 31, 1999 the Company had purchased an additional 493,100 Common Shares at an average purchase price of $21.41 per share. Through December 31, 1999, pursuant to the Share Repurchase Program, the Company has purchased 1,491,900 Common Shares of the 2,000,000 Common Shares authorized by the Board of Trustees.

     On September 17, 1999, the Company privately placed 2,000,000, $25 par value, Series C Perpetual Preferred Units with an institutional investor. The issue resulted in gross consideration of $50 million which was used to repay borrowings under the line of credit.

     The Series B and C Perpetual Preferred Units are accounted for at their redemption value in the line item "Minority interest in operating partnership" on the Company's balance sheet.

(15)  Earnings per Share

     The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings per Share." SFAS No. 128 requires a dual presentation of basic and diluted Earnings per Share on the face of the income statement. Additionally, SFAS No. 128 requires a reconciliation of the numerator and denominator used in computing basic and diluted Earnings per Share.

                                           (in thousands, except per share data)
                                                                           Year Ended            Year Ended
Reconciliation of the Earnings per Share numerator                        Dec. 31, 1999         Dec. 31, 1998
                                                                          -------------         -------------
Net income                                                                    $  80,482             $  71,419
Preferred dividends                                                              (6,491)               (5,655)
                                                                              ---------             ---------
Net income available to common shareholders                                   $  73,991             $  65,764
                                                                              =========             =========

                           PRENTISS PROPERTIES TRUST
                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS


Reconciliation of the Earnings per Share denominator
Weighted average common shares outstanding                                  37,875                   38,742
                                                                           =======                  =======

Basic earnings per share                                                   $  1.95                  $  1.70
                                                                           =======                  =======

Dilutive effect of common share equivalents
Preferred shares                                                             3,774                    3,544
Options                                                                         80                      211
                                                                           -------                  -------
Total common share equivalents                                               3,854                    3,755

Weighted average common shares outstanding                                  37,875                   38,742
                                                                           -------                  -------
Weighted average common shares and common share equivalents                 41,729                   42,497
                                                                           =======                  =======

Diluted earnings per share                                                 $  1.93                  $  1.68
                                                                           =======                  =======

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

     The ESAs have not revealed any environmental condition, liability or compliance concern that the Company believes may have a material adverse affect on the Company's business, assets or results of operations, nor is the Company aware of any such condition, liability or concern. It is possible that the ESAs relating to any one of the Properties or the properties to be acquired in the future do not reveal all environmental conditions, liabilities or compliance concerns or that there are material environmental conditions, liabilities or compliance concerns that arose at such property after the related ESA report was completed, of which the Company is otherwise unaware.

Development Activity

     The Company is party to several construction contracts as part of its development activities. The following Properties are currently under development:

                                                                            Square                               Estimated Shell
              Property                 Type          Market                 Footage      Estimated Costs (2)     Completion Date
              --------                 -----         ------                 -------      -------------------     ----------------
                                                                            (000s)         (in millions)
Research Office Center III             Office     Metro. Wash., D.C.            148             $ 24.1           October 1999(1)
Croton Road Corporate Center           Office     Suburban Philadelphia          97               16.8           February1999(1)
Barton Skyway I                        Office     Austin                        195               28.2           June 1999(1)
Barton Skyway II                       Office     Austin                        195               31.0           November 2000
Spyglass Point                         Office     Austin                         58               10.0           June 1999(1)
Lakeview Center                        Office     Dallas/Fort Worth             101                9.7           May 1999(1)
1247 Ward Avenue                       Office     Suburban Philadelphia          27                3.6           January 2000
Del Mar Gateway                        Office     San Diego                     164               33.8           September 2000
                                                                                ---             ------
Total Development in Process                                                    985             $157.2
                                                                                ===             ======

                           PRENTISS PROPERTIES TRUST
                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS


(1) Although development was completed prior to year-end, these buildings were in the "lease-up" stage at December 31, 1999. Thus, the projects are categorized as under development at December 31, 1999.
(2) As of December 31, 1999, the Company has incurred $100.1 million of the total estimated cost of these development projects.

     In addition to the development projects included above, the Company has a 60% interest in the Oaklands 21/27 development projects. The total estimated cost of the Oaklands 21/27 development projects is $6.8 million, of which $4.5 million has been incurred to date.

(17)   Recently Issued Accounting Standards

     In September 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In September 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 133 was originally effective for all fiscal quarters of fiscal years beginning after September 15, 1999. SFAS No. 137 deferred the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. The impact of SFAS No. 133 will be dependent upon the extent of derivative instruments held by the Company and the market for such instruments as of the effective date of SFAS No. 133.

(18) Impact of the Year 2000 Issue

     The Year 2000 ("Y2K") compliance problem is the result of computer programs designed to use two-digit rather than four-digit years. Thus, the year 1999 is represented as 99 and the year 2000 would be represented as 00. This could be interpreted as either 1900 or 2000. Systems that have Y2K-related problems may perceive time to have reverted back 100 years. Systems, equipment and software with exposure to Y2K-related problems exist not only in computerized information systems but also in building operating systems such as elevators, alarm systems, energy management systems, phone systems, and numerous other systems and equipment (collectively, "Systems"). The occurrence of Y2K-related problems could result in a Systems failure or malfunction with potential adverse effects, including personal injury, property damage, and disruption of operations.

     The Company's cost related to Y2K preparation, readiness and remediation, expended through December 31, 1999, totaled approximately $500,000 which was within the Company's estimate. Although the Company has not experienced any Y2K-related problems that have resulted in a material adverse effect on the Company's business, financial condition, or results of operations, and does not anticipate any such problems in the future, it is possible that not all Y2K-related problems have been revealed. Any Y2K-related problems revealed in the future could have a materially adverse effect on the Company's business, financial condition, or results of operations.

(19)    Segment Information

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

     The table below presents information about net income and segment assets used by the chief operating decision maker of the Company as of and for the years ended December 31, 1999 and 1998, respectively:

                           PRENTISS PROPERTIES TRUST
                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS

                 For the Year Ended and As of December 31, 1999

(in thousands)                                                                                        Corporate
                         Mid-                                                            Total      not allocable    Consolidated
                       Atlantic   Midwest   Northeast  Southeast  Southwest    West     Segments     to Segments        Total
                       --------  --------  ----------  ---------  ---------    ----     --------    -------------       -----
Revenues:
 Rental income         $ 57,962  $ 58,976   $  26,968   $ 13,562   $ 72,687  $ 66,992  $  297,147                      $  297,147
 Management and
  other
   fees, net                 12        18         294         18      2,048       171       2,561      $      764           3,325
                       --------  --------   ---------   --------   --------  --------  ----------      ----------      ----------
 Total revenues          57,974    58,994      27,262     13,580     74,735    67,163     299,708             764         300,472
                       --------  --------   ---------   --------   --------  --------  ----------      ----------      ----------

Expenses:
 Property
  operating and
  maintenance            13,028    12,210       5,327      4,846     19,071    15,121      69,603                          69,603
 Real estate              4,297    10,277       2,037        981     11,100     5,509      34,201                          34,201
  taxes
 General &
  administrative
  and personnel
   costs                    282       446         384        146        409       683       2,350           6,493           8,843
 Interest expense                                                                                          59,346          59,346
 Amortization of
  deferred
  financing costs                                                                                           1,126           1,126
 Depreciation and
  amortization           10,575    10,020       4,969      3,396     14,028    11,494      54,482              53          54,535
                       --------  --------   ---------   --------   --------  --------  ----------      ----------      ----------
 Total expenses          28,182    32,953      12,717      9,369     44,608    32,807     160,636          67,018         227,654
                       --------  --------   ---------   --------   --------  --------  ----------      ----------      ----------

Equity in income
 of joint
 ventures and
 unconsolidated
 subsidiary               1,252     2,411        (169)       379      2,600       531       7,004          (2,710)          4,294
                       --------  --------   ---------   --------   --------  --------  ----------      ----------      ----------

Income before
 gain on sales,
 minority
  interests, and
 extraordinary items     31,044    28,452      14,376      4,590     32,727    34,887     146,076         (68,964)         77,112
Gain on sales             2,732    10,587                                23     2,763      16,105                          16,105
Minority interest                                                                                         (12,735)        (12,735)
                       --------  --------   ---------   --------   --------  --------  ----------      ----------      ----------
income before
 extraordinary
 items                 $ 33,776  $ 39,039   $  14,376   $  4,590   $ 32,750  $ 37,650  $  162,181      $  (81,699)     $   80,482
                       ========  ========   =========   ========   ========  ========  ==========      ==========      ==========

Total assets           $374,573  $412,712   $ 214,959   $ 73,533   $463,446  $420,600  $1,959,823      $   34,840      $1,994,663
                       ========  ========   =========   ========   ========  ========  ==========      ==========      ==========

                For the Year Ended and As of December 31, 1998

(in thousands)                                                                                        Corporate
                         Mid-                                                            Total      not allocable    Consolidated
                       Atlantic   Midwest   Northeast  Southeast  Southwest    West     Segments     to Segments        Total
                       --------  --------  ----------  ---------  ---------    ----     --------    -------------       -----
Revenues:
 Rental income         $ 44,424  $ 50,653    $ 22,122   $ 11,067   $ 53,069  $ 54,315  $  235,650                      $  235,650
 Mortgage                                                                       3,835       3,835                           3,835
  interest
 Management and
  other fees, net            21         8         361          9        701       478       1,578      $      551           2,129
                       --------  --------   ---------   --------   --------  --------  ----------      ----------      ----------
 Total revenues          44,445    50,661      22,483     11,076     53,770    58,628     241,063             551         241,614
                       --------  --------   ---------   --------   --------  --------  ----------      ----------      ----------

Expenses:
 Property
  operating and
  maintenance            10,876     9,900       4,623      4,350     15,258    12,184      57,191                          57,191
 Real estate taxes        3,292     7,767       1,821        755      7,268     4,609      25,512                          25,512
 General &
  administrative
  and personnel
   costs                    290       332         608        256        539       729       2,754           5,246           8,000
 Interest expense                                                                                          41,718          41,718

                           PRENTISS PROPERTIES TRUST
                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS

 Amortization of
  deferred
  financing costs                                                                                          963          963
 Depreciation and
  amortization            7,733     9,300      3,674      2,713       9,762     8,646      41,828                    41,828
                       --------  --------   --------    -------    --------  --------  ----------     --------   ----------
 Total expenses          22,191    27,299     10,726      8,074      32,827    26,168     127,285       47,927      175,212
                       --------  --------   --------    -------    --------  --------  ----------     --------   ----------
Equity in income
 of joint
 ventures and
 unconsolidated
subsidiary                  892       795        337      1,636       4,661     1,764      10,085       (2,687)       7,398
                       --------  --------   --------    -------    --------  --------  ----------     --------   ----------

Income before
 gain on sales,
 minority
  interests, and
 extraordinary
  items                  23,146    24,157     12,094      4,638      25,604    34,224     123,863      (50,063)      73,800
Gain on sales                       6,162                   (11)      3,613     4,652      14,416                    14,416
Minority interest                                                                                       (7,796)      (7,796)
                       --------  --------   --------   --------   --------  --------  ----------      ---------  ----------
Income before
 extraordinary
                       ========  ========   ========  =========   =========  ========  ==========     ========   ==========
    items              $ 23,146  $ 30,319   $ 12,094    $ 4,627    $ 29,217  $ 38,876  $  138,279     $(57,859)  $   80,420
                       ========  ========  =========  =========   =========  ========  ==========     ========   ==========

Total assets           $366,002  $353,817   $199,722    $70,460    $413,463  $441,654  $1,845,118     $ 26,027   $1,871,145
                       ========  ========   ========  =========    ========  ========  ==========     ========   ==========


     (20)  Selected Quarterly Financial Data (Unaudited)

               The following scheduled is a summary of the quarterly results of operations for the year ended December 31, 1999, 1998 and 1997:

                                                           (amounts in thousands, except per share data)
                                                      First       Second      Third       Fourth
                      --                             Quarter      Quarter     Quarter     Quarter      Total
                                                   -----------  ----------  ----------  ----------  ------------
     Year ended December 31, 1999
     Revenue....................................      $71,362     $73,893     $76,728     $78,489      $300,472
     Income from operations ....................       19,880      18,882      18,728      19,622        77,112
     Net income.................................       17,255      16,401      17,196      29,630        80,482
     Net income per common share-basic..........      $  0.41     $  0.39     $  0.41     $  0.74      $   1.95
     Net income per common share-diluted........      $  0.41     $  0.39     $  0.41     $  0.72      $   1.93

     Year ended December 31, 1998
     Revenue....................................      $51,373     $55,449     $65,071     $69,721      $241,614
     Income from operations.....................       17,119      18,691      19,715      18,275        73,800
     Net income.................................        9,496      19,051      21,232      21,640        71,419
     Net income per common share-basic..........      $  0.23     $  0.44     $  0.50     $  0.52      $   1.70
     Net income per common share-diluted........      $  0.23     $  0.43     $  0.49     $  0.51      $   1.68

     Year ended December 31, 1997
     Revenue....................................      $22,654     $29,778     $35,580     $43,716      $131,728
     Income from operations.....................        8,379      10,171      11,414      12,454        42,418
     Net income.................................        7,080       9,147      10,116      10,603        36,946
     Net income per common share-basic..........      $  0.35     $  0.38     $  0.38     $  0.37      $   1.48
     Net income per common share-diluted........      $  0.35     $  0.37     $  0.38     $  0.36      $   1.46

     (21)  Subsequent Events

               On January 4, 2000, the Company's Board of Trustees authorized a
1.5 million share increase in the current Share Repurchase Program bringing the total authorization to 3.5 million shares. Following such authorization, the

                           PRENTISS PROPERTIES TRUST
                            NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS

Company repurchased 1.5 million shares from an institutional owner at $19.00 per share which was funded with borrowings under the Company's line of credit. Pursuant to the Share Repurchase Program, the Company has purchased 2,991,900 Common Shares at an average price of $ 20.85 per share.

                     REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULE


To the Board of Trustees and Shareholders of Prentiss Properties Trust


Our audits of the consolidated financial statements referred to in our report dated February 9, 2000 appearing on page F-2 of the Annual Report on Form 10-K of Prentiss Properties Trust also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ PricewaterhouseCoopers LLP


Dallas, Texas
February 9, 2000

                                                                    Schedule III

                            PRENTISS PROPERTIES TRUST
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1999
                             (dollars in thousands)

                                                                                          Costs               Gross amount
                                                                  Initial cost         capitalized      carried at close of period
                                                             -----------------------                 -------------------------------
                                                                       Buildings and    subsequent       Land and       Building and
      Property Name              Market       Encumbrances    Land     Improvements   to acquisition    Improvements    Improvements
      -------------              ------       ------------    ----     ------------   --------------    ------------    ------------
Operating Properties
Arizona Industrial          Arizona                          $ 1,043       $ 4,174            $ 5        $ 1,043          $ 4,179
Crescent Centre             Atlanta              $ 12,000      3,711        21,039             51          3,711           21,090
Cumberland Office Park      Atlanta                14,500     10,986        28,908          4,263         10,986           33,171
Chicago Industrial          Chicago                11,630      5,251        25,582                         5,251           25,582
123 North Wacker Drive      Chicago                           13,738        77,902                        13,738           77,902
1717 Deerfield Road         Chicago                14,200      3,237        18,551                         3,237           18,551
1800 Sherman Avenue         Chicago                            2,253        13,275                         2,253           13,275
701 Warrenville Road        Chicago                            1,564         8,863              7          1,564            8,869
Bannockburn Centre          Chicago                            7,928        23,602                         7,928           23,602
Corporetum Office Campus    Chicago                25,780      7,645        43,318            114          7,645           43,432
O'Hare Plaza II             Chicago                11,400      3,861        22,131             90          3,861           22,221
One O'Hare Centre           Chicago                41,842     10,202        57,792            188         10,202           57,980
Bachman East                Dallas/Fort Worth                  1,305         8,773             25          1,305            8,798
Bachman West                Dallas/Fort Worth       2,972        831         4,703             36            831            4,739
Cottonwood Office Center    Dallas/Fort Worth       8,348      1,735         9,865                         1,735            9,865
Dallas Industrial           Dallas/Fort Worth                  2,787        13,999          2,737          2,942           16,581
IBM Call Center             Dallas/Fort Worth                  1,418         6,063                         1,418            6,063
Millennium Center           Dallas/Fort Worth                    989         6,363                           989            6,363
Park West C2                Dallas/Fort Worth      35,327      8,360        29,640          6,238          9,696           34,542
Park West E1                Dallas/Fort Worth      12,100      2,857        16,499                         2,857           16,499
Park West E2                Dallas/Fort Worth       7,900      2,079        11,863                         2,079           11,863
Walnut Glen Tower           Dallas/Fort Worth      35,000      4,300        32,669          3,496          5,612           34,853
WestPoint Office Building   Dallas/Fort Worth      12,610      2,853        12,165                         2,853           12,165
Carrara Place               Denver                             4,702        26,646             36          4,702           26,682
Highland Court              Denver                  4,930      1,594         9,039             56          1,594            9,095
Orchard Place I & II        Denver                             1,531         8,653             19          1,531            8,672
PacifiCare Building         Denver                 12,060      3,045        17,457            326          3,045           17,783
Panorama Point              Denver                             1,245         7,065             49          1,245            7,114
14425 Torrey Chase          Houston                              389         2,208             25            389            2,233
14505 Torrey Chase          Houston                              957         5,423             65            957            5,488
7575 San Felipe             Houston                              545         3,090             57            545            3,148
International Energy Center Houston                              854         4,871            142            854            5,013
Northchase Place            Houston                              416         2,360             55            416            2,415
One Westchase Center        Houston                24,901      7,876        44,632            150          7,876           44,782
Westheimer Central Plaza    Houston                 5,966      2,266        12,845            112          2,266           12,957
Los Angeles Industrial      Los Angeles            31,300     11,256        43,662            963         11,256           44,625
The Academy                 Los Angeles                        4,654        18,617             31          4,654           18,648
2411 Dulles Corner Road     Metro. Wash., DC       16,700      3,973        22,768             56          3,973           22,824
2455 Horsepen Road          Metro. Wash., DC        8,052      2,099        12,028             93          2,099           12,121
3130 Fairview Park Drive    Metro. Wash., DC       23,342      3,151        21,345                         3,151           21,345
3141 Fairview Park Drive    Metro. Wash., DC       12,800      4,000        15,980            389          4,007           16,362
4401 Fair Lakes Court       Metro. Wash., DC        3,200        936         5,249            173            936            5,422
6600 Rockledge Drive        Metro. Wash., DC                                22,428                                         22,428
7101 Wisconsin Avenue       Metro. Wash., DC       21,345      5,187        29,391            712          5,187           30,103

                                                                                              Depreciable
                                              Accumulated            Date of          Date       lives
      Property Name               Total      depreciation         construction      acquired    (years)
      -------------               -----      ------------         ------------      --------    -------
Operating Properties
Arizona Industrial                $ 5,222          $ 265                  1987        2/4/98      (1)
Crescent Centre                    24,801          1,452                  1986        4/8/97      (1)
Cumberland Office Park             44,157          5,058             1972-1999       1/16/91      (1)
Chicago Industrial                 30,833          1,993        1986-1987,1998       Various      (1)
123 North Wacker Drive             91,640            225                  1986      11/18/99      (1)
1717 Deerfield Road                21,788          1,418                  1985      12/11/96      (1)
1800 Sherman Avenue                15,528            471                  1986        8/5/98      (1)
701 Warrenville Road               10,433            315                  1988       8/10/98      (1)
Bannockburn Centre                 31,530            262             1998-1999                    (1)
Corporetum Office Campus           51,077          2,885             1984-1987        5/6/97      (1)
O'Hare Plaza II                    26,082          1,695                  1986      12/13/96      (1)
One O'Hare Centre                  68,182          1,931                  1986       8/27/98      (1)
Bachman East                       10,103            726                  1986       8/20/96      (1)
Bachman West                        5,570            307                  1986        6/4/97      (1)
Cottonwood Office Center           11,600            766                  1986      10/24/96      (1)
Dallas Industrial                  19,523          2,752             1970-1988       Various      (1)
IBM Call Center                     7,481            198                  1998                    (1)
Millennium Center                   7,352             66             1998-1999                    (1)
Park West C2                       44,238          3,566                  1989        9/5/95      (1)
Park West E1                       19,356          1,316                  1982      10/23/96      (1)
Park West E2                       13,942            946                  1985      10/23/96      (1)
Walnut Glen Tower                  40,465          6,805                  1985        1/1/94      (1)
WestPoint Office Building          15,018            403                  1998                    (1)
Carrara Place                      31,384          1,279                  1982       1/30/98      (1)
Highland Court                     10,689            464                  1986      12/12/97      (1)
Orchard Place I & II               10,203             98                  1980       7/20/99      (1)
PacifiCare Building                20,828          1,338                  1983      12/20/96      (1)
Panorama Point                      8,359            356                  1983      12/30/97      (1)
14425 Torrey Chase                  2,622             88                  1982       6/12/98      (1)
14505 Torrey Chase                  6,445            215                  1982       6/12/98      (1)
7575 San Felipe                     3,693            122                  1976       6/12/98      (1)
International Energy Center         5,867            202                  1982       6/12/98      (1)
Northchase Place                    2,831             96                  1982       6/12/98      (1)
One Westchase Center               52,658          1,765                  1982       6/12/98      (1)
Westheimer Central Plaza           15,223            512                  1982       6/12/98      (1)
Los Angeles Industrial             55,881          4,639             1985-1988       Various      (1)
The Academy                        23,302          1,128                  1991       7/31/97      (1)
2411 Dulles Corner Road            26,797          1,694                  1990      12/31/96      (1)
2455 Horsepen Road                 14,220            920                  1989      12/31/96      (1)
3130 Fairview Park Drive           24,496            438             1997-1999                    (1)
3141 Fairview Park Drive           20,369          1,638                  1988       2/22/96      (1)
4401 Fair Lakes Court               6,358            421                  1988       1/14/97      (1)
6600 Rockledge Drive               22,428            762                  1981       6/30/98      (1)
7101 Wisconsin Avenue              35,290          1,591                  1991      12/30/97      (1)

                                                                                          Costs               Gross amount
                                                                  Initial cost         capitalized      carried at close of period
                                                             -----------------------                 -------------------------------
                                                                       Buildings and    subsequent       Land and       Building and
      Property Name              Market       Encumbrances    Land     Improvements   to acquisition    Improvements    Improvements
      -------------              ------       ------------    ----     ------------   --------------    ------------    ------------
8521 Leesburg Pike        Metro. Wash., DC          15,475    2,130           5,955            4,685           2,259        10,511
Calverton Office Park     Metro. Wash., DC                    2,894          26,048              737           2,894        26,785
Fairmont Building         Metro. Wash., DC                    3,750          17,656                            3,750        17,656
Metro. Wash., D.C.
  Industrial              Metro. Wash., DC                    5,011          23,768            2,168           5,074        25,873
Research Office Center    Metro. Wash., DC                    5,763          32,658              114           5,763        32,772
Willow Oaks I & II        Metro. Wash., DC          43,460   10,857          61,526               28          10,857        61,554
Natomas Corporate Center  Sacramento                37,679   11,237          63,593              368          11,237        63,961
Carlsbad Pacific Center   San Diego                           4,218           9,843              189           4,218        10,032
Carlsbad Pacifica         San Diego                           1,535           6,141              112           1,535         6,253
Executive Center Del Mar  San Diego                 13,267    3,953          12,063              101           3,953        12,164
Plaza I & II              San Diego                           2,817          11,268              159           2,817        11,427
San Diego Industrial      San Diego                           6,294          25,178              291           6,294        25,469
The Campus                San Diego                           1,197           4,789              125           1,197         4,914
San Francisco Bay Area
  Industrial              San Francisco Bay Area              8,036          18,760              142           8,036        18,902
The Ordway                San Francisco Bay Area             23,316          54,402              390          23,316        54,792
World Savings Center      San Francisco Bay Area    29,480    7,714          30,856                            7,714        30,856
935 First Avenue          Sub. Philadelphia                   5,105             115                            5,105           115
Centerpointe              Sub. Philadelphia                     848           4,805                7             848         4,812
Creamery Way              Sub. Philadelphia          3,708    2,122          12,030               35           2,122        12,065
Lake Center               Sub. Philadelphia         10,150    2,226          12,617               20           2,226        12,637
Oaklands Corporate Center Sub. Philadelphia         10,263    5,309          30,095              175           5,309        30,270
Pencader Courtyards       Sub. Philadelphia                     796           4,523                              796         4,523
Southpoint                Sub. Philadelphia         19,685    6,681          37,882               91           6,681        37,973
Valleybrooke              Sub. Philadelphia         27,600    5,985          33,928               47           5,985        33,975
Woodland Falls            Sub. Philadelphia         10,200    4,015          22,752              162           4,015        22,914
One Northwestern Plaza    Sub. Detroit              17,800                   27,448                2                        27,450
Seven Mile Crossing       Sub. Detroit                          135          29,715               16             135        29,731
                                                 --------- --------     -----------         --------       ---------   -----------
  Total Operating
    Properties                                     648,972  295,554       1,453,910           30,922         298,555     1,481,831

Construction in Progress
Barton Skyway I           Austin                              3,459          21,248                            3,459        21,248
Barton Skyway II          Austin                              3,317           4,475                            3,317         4,475
Spyglass Point            Austin                              1,612           6,443                            1,612         6,443
Lakeview Center           Dallas/Fort Worth                     756           4,923                              756         4,923
Research Office
  Center III              Metro. Wash., DC                    3,407          13,695                            3,407        13,695
Del Mar Gateway           San Diego                           5,250           3,987                            5,250         3,987
1247 Ward Avenue          Sub. Philadelphia                     654           1,797                              654         1,797
Croton Road Corporate
  Center                  Sub. Philadelphia         13,565    2,859           9,978                            2,859         9,978
                                                 --------- --------     -----------         --------       ---------   -----------
  Total Construction in Progress                    13,565   21,314          66,546                           21,314        66,546

Land Held for Future
     Development                                             26,249           3,987                           26,249         3,987
                                                 --------- --------     -----------         --------       ---------   -----------
  Total Real Estate                              $ 662,537 $343,117     $ 1,524,443         $ 30,922       $ 346,118   $ 1,552,364
                                                 ========  ========     ===========         ========       =========   ===========

                                                                                                              Depreciable
                                                              Accumulated            Date of          Date       lives
      Property Name                               Total      depreciation         construction      acquired    (years)
      -------------                               -----      ------------         ------------      --------    -------
8521 Leesburg Pike                               12,770             1,567                 1984       8/17/94     (1)
Calverton Office Park                            29,679             1,586                 1987       8/27/97     (1)
Fairmont Building                                21,406                70           1964, 1997       11/4/99     (1)
Metro. Wash., D.C. Industrial                    30,947             4,437            1974-1990       Various     (1)
Research Office Center                           38,535             1,901           1984, 1999        9/9/97     (1)
Willow Oaks I & II                               72,411             2,128            1986-1989       8/18/98     (1)
Natomas Corporate Center                         75,198             4,395                 1987        4/2/97     (1)
Carlsbad Pacific Center                          14,250               533                 1986      11/13/97     (1)
Carlsbad Pacifica                                 7,788               297            1972-1990        2/4/98     (1)
Executive Center Del Mar                         16,117               403            1997-1998                   (1)
Plaza I & II                                     14,244               543            1972-1990        2/4/98     (1)
San Diego Industrial                             31,763             1,614            1972-1990       Various     (1)
The Campus                                        6,111               233            1972-1990        2/4/98     (1)
San Francisco Bay Area Industrial                26,938             1,232            1973-1992       1/13/98     (1)
The Ordway                                       78,108             2,200                 1970       5/21/98     (1)
World Savings Center                             38,570               771                 1985       7/29/97     (1)
935 First Avenue                                  5,220                23                 1964      10/22/99     (1)
Centerpointe                                      5,660               263                 1987      10/22/97     (1)
Creamery Way                                     14,187               595                 1987        1/9/98     (1)
Lake Center                                      14,863               691           1986, 1989      10/22/97     (1)
Oaklands Corporate Center                        35,579             1,016            1988-1997       8/26/98     (1)
Pencader Courtyards                               5,319               191                 1990       4/24/98     (1)
Southpoint                                       44,654             2,075            1986-1997      10/22/97     (1)
Valleybrooke                                     39,960             1,857            1984-1997      10/22/97     (1)
Woodland Falls                                   26,929             1,247            1985-1989      10/22/97     (1)
One Northwestern Plaza                           27,450             1,963                 1989      10/23/96     (1)
Seven Mile Crossing                              29,866             1,584            1988-1990        6/4/97     (1)
                                               ---------      -----------
  Total Operating Properties                   1,780,386           91,002

Construction in Progress
Barton Skyway I                                  24,707               217            1998-1999                   (1)
Barton Skyway II                                  7,792                                   1999                   (1)
Spyglass Point                                    8,055                69            1998-1999                   (1)
Lakeview Center                                   5,679                51            1998-1999                   (1)
Research Office Center III                       17,102                                   1999                   (1)
Del Mar Gateway                                   9,237                                   1999                   (1)
1247 Ward Avenue                                  2,451                                   1999                   (1)
Croton Road Corporate Center                     12,837               122            1998-1999                   (1)
                                               ---------      -----------
  Total Construction in Progress                 87,860               459

Land Held for Future Development                 30,236
                                               ---------      -----------
  Total Real Estate                            $ 1,898,4         $ 91,461
                                               =========      ===========

----------
(1)  Buildings & improvements - 25 to 40 years
(2) The aggregate cost for federal income tax purposes was approximately $2,001,358.

                           PRENTISS PROPERTIES TRUST
                            NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS

     Real Estate and Accumulated Depreciation

                            (dollars in thousands)

A summary of activity for real estate and accumulated depreciation is as follows:

                                                                 1999           1998           1997
                                                              ----------     ----------     ----------
     Real estate:
       Balance at beginning of year.........................  $1,810,735     $1,170,992     $  501,035
        Additions to and improvement of real estate.........     204,346        735,447        685,690
        Cost of real estate sold............................    (116,599)       (95,704)       (15,733)
                                                              ----------     ----------     ----------
          Balance at end of year............................  $1,898,482     $1,810,735     $1,170,992
                                                              ==========     ==========     ==========
     Accumulated depreciation:
       Balance at beginning of year.........................  $   61,232     $   36,143     $   18,507
        Depreciation expense................................      39,197         32,864         17,636
        Accumulated depreciation of real estate sold........      (8,968)        (7,775)
                                                              ----------     ----------     ----------
          Balance at end of year............................  $   91,461     $   61,232     $   36,143
                                                              ==========     ==========     ==========

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     PRENTISS PROPERTIES TRUST



                                     By /s/ Thomas P. Simon
                                        ---------------------------------------
                                                  Thomas P. Simon
                                     Senior Vice President and Chief Accounting
                                     Officer
Date:  March 17, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, the s report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Date                                 Signature
              ----                                 ---------

         March 17, 2000           /s/ Michael V. Prentiss
                                  -------------------------------------------
                                              Michael V. Prentiss
                                      Chairman of  the Board and Trustee

         March 17, 2000           /s/ Thomas F. August
                                  -------------------------------------------
                                               Thomas F. August
                                     President and Chief Executive Officer
                                                    Trustee

         March 17, 2000           /s/ Michael A. Ernst
                                  -------------------------------------------
                                               Michael A. Ernst
                               Senior Vice President and Chief Financial Officer

         March 17, 2000           /s/ Thomas P. Simon
                                  -------------------------------------------
                                                Thomas P. Simon
                              Senior Vice President and Chief Accounting Officer

         March 17, 2000           /s/ Thomas J. Hynes, Jr.
                                  -------------------------------------------
                                              Thomas J. Hynes, Jr.
                                                    Trustee

         March 17, 2000           /s/ Barry J.C. Parker
                                  -------------------------------------------
                                               Barry J.C. Parker
                                                    Trustee

         March 17, 2000           /s/ Leonard M. Riggs, Jr.
                                  -------------------------------------------
                                           Dr. Leonard M. Riggs, Jr.
                                                    Trustee

         March 17, 2000           /s/ Ronald G. Steinhart
                                  -------------------------------------------
                                              Ronald G. Steinhart
                                                    Trustee

         March 17, 2000           /s/ Lawrence A. Wilson
                                  -------------------------------------------
                                              Lawrence A. Wilson
                                                    Trustee