Form 10-Q
period 2000-03-31
PRENTISS PROPERTIES TRUST/MD
filed 2000-05-11
CIK 1011699

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                   FORM 10-Q




                 Quarterly Report under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934



For the Quarter Ended March 31, 2000             Commission File Number  1-14516


                           PRENTISS PROPERTIES TRUST
            (Exact Name of Registrant as Specified in its Charter)



         Maryland                                                75-2661588
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)



         3890 West Northwest Highway, Suite 400, Dallas, Texas  75220
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

     The number of Common Shares of Beneficial Interest, $0.01 par value, outstanding as of May 10, 2000, was 36,095,480 and the number of outstanding Participating Cumulative Redeemable Preferred Shares of Beneficial Interest, Series A, was 3,773,585.

PRENTISS PROPERIES TRUST


                                     INDEX
                                     -----

Part I:   FINANCIAL INFORMATION                                     Page Number
                                                                    -----------
          Item 1.  Financial Statements

                   Consolidated Balance Sheets of Prentiss
                   Properties Trust (the "Company") at March
                   31, 2000 (unaudited) and December 31, 1999               4

                   Consolidated Statements of Income of the
                   Company for the three month periods
                   ended March 31, 2000 and 1999 (unaudited)                5

                   Consolidated Statements of Cash Flows of the
                   Company for the three month periods ended March
                   31, 2000 and 1999 (unaudited)                            6

                   Notes to Consolidated Financial Statements            7-12

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                  13-19

          Item 3.  Quantitative and Qualitative Disclosures about
                   Market Risk                                          19-20

Part II:  OTHER INFORMATION

          Item 1.  Legal Proceedings                                       21
          Item 2.  Changes in Securities                                   21
          Item 3.  Defaults Upon Mortgages and Notes Payable               21
          Item 4.  Submission of Matters to a Vote of Security Holders     21
          Item 5.  Other Information                                       21
          Item 6.  Exhibits and Reports on Form 8-K                        21

SIGNATURE                                                                  23

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

 . operating performance of our properties;                  . our dependence on key personnel;

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

 . our failure to qualify as a REIT;

     Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected or projected. Such forward-looking statements reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions, relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. A detailed discussion of risks is included, under the caption "Risk Factors," in the Company's Form 10-K, filed on March 24, 2000.



                                    PART I
                             FINANCIAL INFORMATION
Item 1.   Financial Statements

                           PRENTISS PROPERTIES TRUST
                          CONSOLIDATED BALANCE SHEETS

              (in thousands, except share and per share amounts)

                                                                                 March 31,             December 31,
                                                                                   2000                    1999
                                                                                ----------             ------------
                                                                                (unaudited)
                             ASSETS
Real estate:
     Land......................................................                 $  306,475             $  298,555
     Buildings and improvements................................                  1,519,996              1,481,831
     Construction in progress..................................                     60,712                 87,860
     Land held for development.................................                     26,379                 30,236
                                                                                ----------             ----------
                                                                                 1,913,562              1,898,482
     Less: accumulated depreciation............................                   (101,637)               (91,461)
                                                                                ----------             ----------
     Total real estate assets..................................                  1,811,925              1,807,021

Deferred charges and other assets, net.........................                    125,363                115,250
Receivables, net...............................................                     30,496                 28,277
Cash and cash equivalents......................................                     12,210                 13,313
Escrowed cash..................................................                      4,548                  6,481
Other receivables (affiliates).................................                      5,039                  3,617
Investments in joint ventures and unconsolidated subsidiary....                     19,956                 20,704
                                                                                ----------             ----------
     Total assets..............................................                 $2,009,537             $1,994,663
                                                                                ==========             ==========
               LIABILITIES AND SHAREHOLDERS' EQUITY
Debt on real estate............................................                 $  954,052             $  896,810
Accounts payable and other liabilities.........................                     52,330                 68,144
Distributions payable..........................................                     21,425                 18,896
                                                                                ----------             ----------
     Total liabilities.........................................                  1,027,807                983,850
                                                                                ----------             ----------
Minority interest in operating partnership.....................                    177,748                177,817
                                                                                ----------             ----------
Minority interest in real estate partnerships..................                      1,543                  1,503
Commitments and contingencies                                                   ----------             ----------

Preferred shares $.01 par value, 20,000,000 shares
   authorized, 3,773,585 shares issued and outstanding
   at March 31, 2000 and December 31, 1999.....................                    100,000                100,000
Common shares $.01 par value, 100,000,000 shares
   authorized, 40,171,383 and 40,078,643 (includes                         ---------------        ---------------
   4,098,136 and 2,591,900 in treasury) shares issued and
   outstanding at March 31, 2000 and December 31, 1999,
   respectively................................................                        402                    401
Additional paid-in capital.....................................                    791,506                789,554
Unearned compensation..........................................                     (1,730)
Retained earnings..............................................                      4,743                  5,329
Common shares in treasury, at cost, 4,098,136 and 2,591,900
   shares at March 31, 2000 and December 31, 1999, respectively                  (92,482)               (63,791)
                                                                           ---------------        ---------------

     Total shareholders' equity................................                    802,439                831,493
                                                                                ----------             ----------
     Total liabilities and shareholders' equity................                 $2,009,537             $1,994,663
                                                                                ==========             ==========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                           PRENTISS PROPERTIES TRUST
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                   (in thousands, except per share amounts)

                                                                              Three Months           Three Months
                                                                                  Ended                 Ended
                                                                             March 31, 2000         March 31, 1999
                                                                          ---------------------  --------------------
Revenues:
  Rental income....................................................                    $80,443               $70,960
  Management and other fees, net...................................                        670                   432
                                                                                       -------               -------
   Total revenues..................................................                     81,113                71,392
                                                                                       -------               -------
Expenses:
  Property operating and maintenance...............................                     17,846                16,080
  Real estate taxes................................................                      9,933                 8,586
  General and administrative and personnel costs, net..............                      2,290                 2,100
  Interest expense.................................................                     17,026                13,494
  Amortization of deferred financing costs.........................                        328                   249
  Depreciation and amortization....................................                     14,834                12,144
                                                                                       -------               -------
   Total expenses..................................................                     62,257                52,653
                                                                                       -------               -------

Equity in income of joint ventures and unconsolidated subsidiary...
                                                                                           949                 1,142
                                                                                       -------               -------

Income before gain on sales and minority interests.................                     19,805                19,881

Gain on sales......................................................                      1,047                    96
Minority interests.................................................                     (3,905)               (2,720)
                                                                                       -------               -------
Net income.........................................................                    $16,947               $17,257
Preferred dividends................................................                     (1,660)               (1,509)
                                                                                       -------               -------
Net income applicable to common shareholders.......................                    $15,287               $15,748
                                                                                       =======               =======
Net income per common share - basic................................                      $0.42                 $0.41
                                                                                       =======               =======
Weighted average number of common shares outstanding -
  basic............................................................                     36,067                38,101
                                                                                       =======               =======
Net income per common share - diluted..............................                      $0.42                 $0.41
                                                                                       =======               =======
Weighted average number of common shares and
  common share equivalents outstanding - diluted...................                     36,123                41,891
                                                                                       =======               =======




             The accompanying notes are an integral part of these
                      consolidated financial statements.

                           PRENTISS PROPERTIES TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (dollars in thousands)

                                                                            Three Months                Three Months
                                                                               Ended                        Ended
                                                                           March 31, 2000              March 31, 1999
                                                                        --------------------       -----------------------
Cash Flows from Operating Activities:
   Net income....................................................                  $ 16,947                     $  17,257

   Adjustments to reconcile net income to net cash provided by operating activities:
    Minority interests  Minority interests........................                     3,905                         2,720
    Gain on sales................................................                    (1,047)                          (96)
    Provision for doubtful accounts..............................                      (256)                           20
    Depreciation and amortization................................                    14,834                        12,144
    Amortization of deferred financing costs.....................                       328                           249
    Equity in income of joint ventures and unconsolidated
      subsidiary.................................................                      (949)                       (1,142)
    Non-cash compensation........................................                       182                            25
 Changes in assets and liabilities:
    Deferred charges and other assets............................                    (5,305)                       (1,108)
    Receivables..................................................                    (1,501)                         (114)
    Escrowed cash................................................                     1,933                         1,228
    Other receivables (affiliates)...............................                    (1,422)                       (1,442)
    Accounts payable and other liabilities.......................                   (15,814)                      (11,062)
                                                                                   --------                     ---------
 Net cash provided by operating activities.......................                    11,835                        18,679
                                                                                   --------                     ---------
Cash Flows from Investing Activities:
 Purchase and development of real estate.........................                   (46,995)                      (21,535)
 Investment in real estate.......................................                    (9,731)                       (9,870)
 Investment in joint ventures....................................                       (11)                       (8,228)
 Proceeds from sale of real estate...............................                    32,962                         3,207
 Distributions received from joint ventures and unconsolidated
  subsidiary.....................................................                     1,182                         1,356
                                                                                   --------                     ---------
 Net cash used in investing activities...........................                   (22,593)                      (35,070)
                                                                                   --------                     ---------
Cash Flows from Financing Activities:
 Net proceeds from sale of common shares.........................                                                     536
 Purchase of treasury shares.....................................                   (28,691)                      (26,257)
 Distributions paid to limited partners..........................                      (743)                         (692)
 Distributions paid to common shareholders.......................                   (16,492)                      (15,573)
 Distributions paid to preferred shareholders....................                    (1,661)                       (1,509)
 Proceeds from debt on real estate...............................                    58,091                       276,343
 Repayments of debt on real estate...............................                      (849)                     (204,829)
                                                                                   --------                     ---------
 Net cash provided by financing activities.......................                     9,655                        28,019
                                                                                   --------                     ---------

 Net change in cash and cash equivalents.........................                    (1,103)                       11,628
 Cash and cash equivalents, beginning of period..................                    13,313                         5,523
                                                                                   --------                     ---------
 Cash and cash equivalents, end of period........................                  $ 12,210                     $  17,151
                                                                                   ========                     =========
Supplemental Cash Flow Information:
 Cash paid for interest..........................................                  $ 15,283                     $  14,406
                                                                                   ========                     =========


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                           PRENTISS PROPERTIES TRUST
                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS

1.   The Organization

     Prentiss Properties Trust is a Maryland Real Estate Investment Trust ("REIT") that acquires, owns, manages, leases, develops and builds office and industrial properties throughout the United States. The Company (as defined below) is self-administered, in that it provides its own administrative services, such as accounting, tax and legal, internally through its own employees. The Company is self-managed, in that it internally provides all the management and maintenance services that its properties require through its own employees, such as property managers, leasing professionals and engineers. The Company operates principally through Prentiss Properties Acquisition Partners, L.P. and its subsidiaries (the "Operating Partnership") and Prentiss Properties Limited, Inc. (the "Manager") (collectively referred to herein as the "Company"). As of March 31, 2000, the Company owned interests in a diversified portfolio of 200 primarily Class A office and industrial properties containing approximately 20.0 million net rentable square feet (the "Properties"). The Properties consist of 134 office buildings (the "Office Properties") containing approximately 15.1 million net rentable square feet and 66 industrial buildings (the "Industrial Properties") containing approximately 4.9 million net rentable square feet. The Properties include 8 Properties containing 855,000 square feet that are in various stages of development or have been recently developed by the Company and are in various stages of lease-up (the "Development Properties").
As of March 31, 2000, the Office Properties and Industrial Properties, exclusive of the Development Properties, were approximately 95% leased to approximately 1200 tenants and approximately 96% leased to approximately 150 tenants, respectively. In addition to managing the Properties that the Company owns, the Company manages approximately 25.8 million net rentable square feet in office, industrial and other properties that are owned by third parties.

     Real Estate Transactions

     During the three months ended March 31, 2000, the Company: (i) took ownership of and concurrently sold an office building totaling 225,000 square feet in the Chicago area, which resulted in a gain on sale of approximately $1.05 million; (ii) acquired a 5.7 acre parcel of land which is currently under development in the Austin area (iii) sold a 1.8 acre parcel of land for $3.8 million that was acquired in connection with the site acquisition for the Del Mar Gateway Development Property; and (iv) transitioned three Properties, totaling 350,000 square feet, from development into operations and as a result moved the real estate from construction in progress into the respective land and building and improvement line items on the consolidated balance sheet.

2.   Basis of Presentation

     The accompanying financial statements are unaudited; however, the financial statements of the Company have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results for the three months ended March 31, 2000 are not necessarily indicative of the results to be obtained for the full fiscal year. These financial statements should be read in conjunction with the December 31, 1999 audited financial statements and notes thereto of the Company, included in its annual report on Form 10-K.

3.   Debt on Real Estate

     At March 31, 2000, the Company had debt on real estate of $954.1 million, excluding the Company's proportionate share of debt of its equity investments. See Note (5) - Investment in Joint Ventures and Unconsolidated Subsidiary for further information on the Company's equity investments.

                           PRENTISS PROPERTIES TRUST
                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS

     The Company's mortgage debt transactions for the three months ended March 31, 2000 are summarized in the table below:

                                                                                    (in thousands)
          Debt on real estate at December 31, 1999.........................            $896,810

          Activity for the three months ending March 31, 2000:
           Net borrowings under the line of credit.........................              54,978
           Construction loan draws.........................................               3,072
           Net payments on mortgage loans..................................                (808)
                                                                                       --------
          Debt on real estate at March 31, 2000............................            $954,052
                                                                                       ========


     On March 22, 2000, the Company closed a 3-year $26.2 million construction loan. The borrowings under the loan bear interest at LIBOR plus 175 basis points per annum and are collateralized by the Del Mar Gateway Development Property. At March 31, 2000, outstanding borrowings under the loan totaled $3.1 million.

     During the period, the Company had net borrowings under its $300.0 million line of credit of $55.0 million resulting in an outstanding balance of $184.0 million at March 31, 2000. The Company's line of credit bears interest at LIBOR plus 137.5 basis points and matures January 2, 2001.

     The Company's debt balance at March 31, 2000, excluding its proportionate share of debt on its equity investments, was $954.1 million. Of this amount, $575.9 million was fixed rate, non-recourse, long-term mortgages. The remaining $378.2 million was floating rate debt, of which, $160.0 million was hedged pursuant to four separate interest rate swap agreements which effectively fixed the interest rates on $110.0 million until September 2004 and $50.0 million until June 2003. Future scheduled principal repayments of debt on real estate are as follows:

                                                                                 (in thousands)
          2000.....................................................                  $  7,678
          2001.....................................................                   203,866
          2002.....................................................                   106,352
          2003.....................................................                    68,699
          2004.....................................................                   111,060
          Thereafter...............................................                   456,397
                                                                                     --------
                                                                                     $954,052
                                                                                     ========

4.   Distribution

     On March 15, 2000, the Company declared a cash distribution for the first quarter of 2000 in the amount of $.44 per share, payable on April 14, 2000 to common shareholders of record on March 31, 2000. Additionally, it was determined that a distribution of $.44 per unit would be made to the partners of the Operating Partnership, and the holders of the Company's Series A Convertible Preferred Shares (the "Series A Convertible Preferred Shares"). The total distributions were paid on April 14, 2000, totaling approximately $18.3 million. In addition, a quarterly distribution totaling $3.2 million in the aggregate was declared on March 15, 2000 for the holders of the Series B Perpetual Preferred Units (the "Series B Perpetual Preferred Units") and the Series C Perpetual Preferred Units (the "Series C Perpetual Preferred Units"). The quarterly distribution which equates to an annualized 8.3% of the face amount of the Series B Perpetual Preferred Units and an annualized 9.45% of the face amount of the Series C Perpetual Preferred Units was paid on April 3, 2000.

                           PRENTISS PROPERTIES TRUST
                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS

5.   Investment in Joint Ventures and Unconsolidated Subsidiary

     Included in investments in joint ventures and unconsolidated subsidiary are the Company's 50% interest in the joint venture owning the Broadmoor Austin Properties, the Company's 60% interest in the joint venture owning the Oaklands 21/27 Development Properties, the Company's 20% interest in the joint venture owning the Burnett Plaza Property and the Company's 95% interest in the Manager. The following information summarizes the financial position at March 31, 2000 and December 31, 1999 and the results of operations for the three months ended March 31, 2000 and 1999 of the unconsolidated joint ventures and subsidiary of the Company which are accounted for using the equity method of accounting during the periods presented:


                                                                                                           Company's
Summary of Financial Position:        Total Assets          Total Debt           Total Equity             Investment
(in thousands)                        ------------          ----------           ------------             ----------
                                  March 31,  Dec. 31,  March 31,  Dec. 31,  March 31,   Dec. 31,   March 31,    Dec. 31,
                                    2000       1999      2000       1999      2000        1999       2000        1999
                                    ----       ----      ----       ----      ----        ----       ----        ----
Broadmoor Austin Properties/(1)/   $119,785  $121,813   $154,000  $154,000   $(34,918)  $(34,544)    $ 5,388       $ 5,638
Oaklands 21/27/(2)/                   5,007     4,597      2,641     1,943      2,064      2,057)      1,239         1,216
Burnett Plaza Property               92,795    94,066     47,000    47,000     44,035     44,327       8,840         8,899
Manager                              15,863    15,827                           4,192      4,190       3,951         3,951
                                   --------  --------   --------  --------   --------   --------     -------       -------
                                   $233,450  $236,303   $203,641  $202,943   $ 15,373   $ 16,030     $19,418       $19,704
                                   ========  ========   ========  ========   ========   ========     =======       =======


                                                                      For the Three Months Ended March 31,
                                                                                                             Company's
Summary of Operations                              Total Revenue               Net Income               Share of Net Income
                                                   -------------               ----------               -------------------
(in thousands)
                                                2000          1999          2000          1999          2000          1999
                                                ----          ----          ----          ----          ----          ----
Broadmoor Austin Properties                  $ 4,948        $4,947        $  966        $1,002         $ 483        $  501
Oaklands 21/27/(2)/                               57                          19                          11
Burnett Plaza Property/(3)/                    4,071                         583                         117
Manager                                        5,366         4,864           338           641           338           641
                                             -------        ------        ------        ------         -----        ------
                                             $14,442        $9,811        $1,906        $1,643         $ 949        $1,142
                                             =======        ======        ======        ======         =====        ======

/(1)/The difference between the carrying value of the Company's interest in the Broadmoor Austin Properties and the book value of the underlying equity is being amortized over 40 years.
/(2)/Oaklands 21/27 consist of two Development Properties in the suburban
     Philadelphia area. The Properties had no operations during the three months ended March 31, 1999 and at March 31, 2000 are in the lease-up phase of development.
/(3)/The Company's 20% interest in the Burnett Plaza Property was acquired on March 25, 1999. The Company's recognition of its proportionate share of earnings from the Burnett Plaza Property began in April 1999.

     In addition to the above, in November 1999, the Company invested $1.0 million in Urban Media Communications Corporation which provides broadband internet access to tenants of commercial office buildings. During the first quarter of 2000, the Company's investment was reduced to $537,500, as a result of the sale of a portion of the Company's investment in Urban Media Communication Corporation to certain key employees of the Company. The sale, which is subject to certain restrictions, is part of the Company's long-term incentive plan to

                           PRENTISS PROPERTIES TRUST
                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS

retain such employees. The Company's net investment in Urban Media Communications Corporation is accounted for using the cost method of accounting.

6.   Capital Shares

     On January 4, 2000, the Company's board of trustees authorized a 1.5 million share increase in the number of shares that the Company was authorized to repurchase (the "Share Repurchase Program") bringing the total authorization to 3.5 million shares. Following such authorization, the Company repurchased
1.5 million shares from an institutional owner at $19.00 per share which was funded with borrowings under the Company's line of credit. Pursuant to the Share Repurchase Program, the Company has purchased approximately 3.0 million shares at an average price of $20.85 per share.

     During the period, the Company issued 91,500 restricted shares of the Company's common stock to various key employees as part of the Company's long-term incentive plan to retain such employees. The restricted shares vest after three years. An amount equal to the market price on the date of grant is included as unearned compensation in the shareholders' equity section of the Company's balance sheet. The unearned compensation is amortized quarterly as compensation expense over the 3-year vesting period of the restricted share grants.

7.   Supplemental Disclosure of Non-Cash Activities

     During the three months ended March 31, 2000, the Company declared cash distributions totaling $18.3 million payable to holders of common shares, Operating Partnership units and Series A Convertible Preferred Shares. The distributions were paid April 14, 2000. In addition, a distribution totaling $3.2 million in the aggregate was declared on March 15, 2000 payable to holders of the Company's Series B Perpetual Preferred Units and Series C Perpetual Preferred Units. The distribution was paid on April 3, 2000.

     During the period, the Company sold a portion of its investment in Urban Media Communications Corporation to certain key employees of the Company as part of the Company's long-term incentive plan to retain such employees. In return for the investment in Urban Media Communications Corporation, the Company received, from each employee participating in the plan, an individual note receivable. The individual note receivables from the employees total $462,500 in the aggregate.

     Pursuant to the Company's long-term incentive plan, during the period, the Company issued 91,500 restricted shares of the Company's stock to various key employees of the Company. An amount equal to the market price of the shares on the date of grant, $1.9 million, was recorded as unearned compensation in the shareholders' equity section of the Company's balance sheet. The unearned compensation is amortized quarterly as compensation expense over the three-year vesting period.

8.           Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 133 was originally effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS No. 137 deferred the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. The impact of SFAS No. 133 will be dependent upon the extent of derivative instruments held by the Company and the market for such instruments as of the effective date of SFAS No. 133.

9.  Segment Information

                           PRENTISS PROPERTIES TRUST
                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS

     The Company's primary business is the ownership and operation of Office Properties and Industrial Properties throughout the United States. The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting, which disaggregates its business by geographic region. During the three month period ended March 31, 2000, the Company consolidated the Southeast region into the operations of the Mid-Atlantic region for reporting purposes. The Company's reportable segments are the Company's five regions which include (1) Mid-Atlantic; (2) Midwest; (3) Northeast; (4) Southwest; and (5) West.

     The table below presents information about net income/loss and segment assets used by the chief operating decision maker of the Company as of and for the three months ended March 31, 2000 and March 31, 1999:



2000
----
                                                                                             Corporate
                         Mid-                                                Total         Not Allocable       Consolidated
(in thousands)         Atlantic   Midwest   Northeast  Southwest    West    Segments        to Segments           Total
                       --------   -------   ---------  ---------    ----    --------        -----------           -----
Revenues               $ 18,984  $ 19,289   $  7,105   $ 19,481  $ 16,030  $   80,889         $    224         $   81,113
                       ========  ========   ========   ========  ========  ==========         ========         ==========

Income (loss) before
 extraordinary items   $  8,952  $ 10,872   $  3,342   $  7,580  $  8,091  $   38,837         $(21,890)        $   16,947
                       ========  ========   ========   ========  ========  ==========         ========         ==========

Assets                 $449,627  $412,994   $215,590   $472,307  $426,684  $1,977,202         $ 32,335         $2,009,537
                       ========  ========   ========   ========  ========  ==========         ========         ==========
1999
----
                                                                                             Corporate
                         Mid-                                                Total         Not Allocable       Consolidated
(in thousands)         Atlantic   Midwest   Northeast  Southwest    West    Segments        to Segments           Total
                       --------   -------   ---------  ---------    ----    --------        -----------           -----

Revenues               $ 17,219  $ 14,166   $  6,369   $ 16,517  $ 16,935  $   71,206         $    186         $   71,392
                       ========  ========   ========   ========  ========  ==========         ========         ==========

Income (loss) before
 extraordinary items   $  8,326  $  6,680   $  3,518   $  7,269  $  8,509  $   34,302         $(17,045)        $   17,257
                       ========  ========   ========   ========  ========  ==========         ========         ==========

Assets                 $445,344  $355,120   $201,607   $425,452  $442,567  $1,870,090         $ 34,350         $1,904,440
                       ========  ========   ========   ========  ========  ==========         ========         ==========

                           PRENTISS PROPERTIES TRUST
                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS


10.  Earnings per Share


   The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings per Share." SFAS No. 128 requires a dual presentation of basic and diluted Earnings per Share on the face of the income statements. Additionally, SFAS No. 128 requires a reconciliation of the numerator and denominator used in computing basic and diluted Earnings per Share.

Reconciliation of Earnings per Share Numerator                Three Months               Three Months
                                                                  Ended                      Ended
                                                             March 31, 2000             March 31, 1999
                                                             --------------             --------------
                                                               (in thousands, except per share data)
Net income............................................                   $16,947                    $17,257
Preferred dividends...................................                    (1,660)                    (1,509)
                                                                         -------                    -------
Net income available to common shareholders...........                   $15,287                    $15,748
                                                                         =======                    =======
Reconciliation of Earnings per Share Denominator

Weighted average common shares outstanding............                    36,067                     38,101
                                                                         =======                    =======

Basic Earnings per Share..............................                   $  0.42                    $  0.41
                                                                         =======                    =======


Dilutive Effect of Common Share Equivalents

Dilutive options......................................                        56                         16
Dilutive preferred shares.............................                       /(A)/                     3,774
Weighted average common shares outstanding............                    36,067                     38,101
                                                                         -------                    -------
Weighted average common shares and common share
   equivalents........................................                    36,123                     41,891
                                                                         =======                    =======

Diluted Earnings per Share............................                   $  0.42                    $  0.41
                                                                         =======                    =======

/(A)/Preferred shares for the quarter ended March 31, 2000 are excluded from the calculation of Dilutive Earnings per Share as such shares are anti-dilutive for the period.

11. Subsequent Events

     On April 14, 2000, the Company completed a 3-year $23.3 million construction loan. The borrowings under the loan bear interest at LIBOR plus 175 basis points per annum and are collateralized by the Barton Skyway II Development Property.

     On May 10, 2000, the Company's board of trustees approved a plan to increase the regular quarterly dividend to $.485 per share beginning in the second quarter, 2000.

                           PRENTISS PROPERTIES TRUST
                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS


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

     At December 31, 1999, the Company owned 199 properties consisting of 133 office and 66 industrial properties containing in the aggregate 19.8 million net rentable square feet. During the three months ended March 31, 2000, the
Company: (i) took ownership of and concurrently sold an office building totaling 225,000 square feet in the Chicago area (ii) sold a 1.8 acre parcel of land that was acquired in connection with the site acquisition for the Del Mar Gateway development project; (iii) transitioned three properties, totaling 350,000 square feet, from development into operations; and (iv) began development of a 167,000 square foot office project in the Austin area. Inclusive of the Company's development projects, at March 31, 2000, the Company owned 200 properties (the "Properties") totaling approximately 20.0 million net rentable square feet.

Results of Operations

     The results of operations for the three-month periods ended March 31, 2000 and 1999 include the respective operations of the Company.

     General. In comparing the results of operations for the three months ended March 31, 2000 to the three months ended March 31, 1999, the following should be considered:

     . 168  Properties that consolidated into the Company's results of operations were owned and fully operational at January 1, 1999 and remained in the Company's portfolio at March 31, 2000;
     .   8  Properties, including the Broadmoor Austin Properties and the
            Burnett Plaza Property, are accounted for using the equity method of accounting;
     .   6  Properties, including Burnett Plaza, were acquired subsequent to
            January 1, 1999 and remained in the Company's portfolio at March 31,
            2000;
     .  45  properties were sold subsequent to January 1, 1999;
     .  11  Properties that were developed by the Company became operational subsequent to January 1, 1999 and remained in the portfolio at March
            31, 2000; and
     .   8  Properties were in various stages of development or in various stages of lease-up at March 31, 2000.

     During the three month period ended March 31, 2000, the Company consolidated the Southeast region into the operations of the Mid-Atlantic region for reporting purposes.

Comparison of the Three Months Ended March 31, 2000 to the Three Months Ended March 31, 1999

     Rental Revenue. Rental revenues increased by $9.5 million, or 13.4%, to $80.4 million from $71.0 million primarily as a result of Properties acquired or development Properties becoming operational subsequent to January 1, 1999, offset by properties that were sold subsequent to January 1, 1999. Rental income for the 168 Properties that were owned and fully operational at January 1, 1999 and remained in the Company's portfolio at March 31, 2000 increased by $2.3 million, or 3.6%, from $64.6 million for the three months ended March 31, 1999 to $66.9 million for the three months ended March 31, 2000. The increase for such 168 Properties was attributable to the Company's five regions as follows:


     .    31  Properties in the Mid-Atlantic Region increased $534,000, or 3.5%;
     .    18  Properties in the Midwest Region increased $38,000, or .31%;
     .    27  Properties in the Northeast Region decreased $8,000, or .12%;
     .    30 Properties in the Southwest Region increased $1.0 million, or 6.3%;
          and
     .    62  Properties in the West Region increased $714,000, or 4.9%.

     Property Operating and Maintenance. Property operating and maintenance increased by $1.7 million, or 11.0%, to $17.8 million from $16.1 million primarily as a result of Properties acquired or development Properties becoming operational subsequent to January 1, 1999, offset by properties that were sold subsequent to January 1999. Property operating and maintenance for the 168 Properties that were owned and fully operational at January 1, 1999 and remained in the Company's portfolio at March 31, 2000 increased by $950,000, or 6.5%, from $14.6 million for the three months ended March 31, 1999 to $15.6 million for the three months ended March 31, 2000. The increase for such 168 Properties was attributable to the Company's five regions as follows:

     .    31  Properties in the Mid-Atlantic Region increased $178,000, or 5.0%;
     .    18  Properties in the Midwest Region increased $183,000, or 7.5%;
     .    27  Properties in the Northeast Region increased $167,000, or 14.7%;
     .    30  Properties in the Southwest Region increased $53,000, or 1.2%; and
     .    62  Properties in the West Region increased $368,000, or 12.2%.

     Real Estate Taxes. Real estate taxes increased by $1.3 million, or 15.7%, to $9.9 million from $8.6 million primarily as a result of Properties acquired or development Properties becoming operational subsequent to January 1, 1999, offset by properties that were sold subsequent to January 1, 1999. Real estate taxes for the 168 Properties that were owned and fully operational at January 1, 1999 and remained in the Company's portfolio at March 31, 2000 decreased by $98,000, or 1.2%, from $8.1 million for the three months ended March 31, 1999, to $8.0 million for the three months ended March 31, 2000. The decrease for such 168 Properties was attributable to the Company's five regions as follows:

     .    31  Properties in the Mid-Atlantic Region increased $34,000, or 2.8%;
     .    18  Properties in the Midwest Region decreased $151,000, or 6.4%;
     .    27  Properties in the Northeast Region increased $30,000, or 6.4%;
     .    30  Properties in the Southwest Region decreased $8,000, or .30%; and
     .    62  Properties in the West Region decreased $3,000, or .25%.

     Interest Expense. Interest expense increased by $3.5 million, or 26.2%, to $17.0 million from $13.5 million primarily as a result of the increase of the debt on real estate from $800.3 million at January 1, 1999 to $954.0 million at March 31, 2000. The increase in debt on real estate resulted primarily from borrowings incurred for the repurchase by the Company of 3,099,336 common shares and the Company's development and acquisition activity during the period, offset by net proceeds received from the issuance of 2,000,000, $25 par value, Series C Perpetual Preferred Units ("Series C Perpetual Preferred Units") and asset dispositions during the period.

     Depreciation and Amortization. Depreciation and amortization increased by $2.7 million, or 22.2%, to $14.8 million from $12.1 million primarily as a result of Properties acquired or development Properties becoming operational subsequent to January 1, 1999, offset by properties that were sold subsequent to January 1, 1999. Depreciation and amortization for the 168 Properties that were owned and fully operational at January 1, 1999 and remained in the Company's portfolio at March 31, 2000 increased by $1.2 million, or 11.2%, from $10.5 million for the three months ended March 31, 1999, to $11.7 million for the three months ended March 31, 2000. The increase for such 168 Properties was attributable to the Company's five regions as follows:

     .    31  Properties in the Mid-Atlantic Region increased $239,000, or 8.8%;

     .    18  Properties in the Midwest Region decreased $11,000, or .65%;
     .    27  Properties in the Northeast Region increased $103,000, or 9.4%;
     .    30 Properties in the Southwest Region increased $600,000, or 22.1%;
          and
     .    62  Properties in the West Region increased $250,000, or 11.0%.

     Equity in Income of Joint Ventures and Unconsolidated Subsidiary. Equity in income of joint ventures and unconsolidated subsidiary decreased from $1.1 million for the three months ended March 31, 1999 to $949,000 for the three months ended March 31, 2000. The net decrease was attributable to decreases of $303,000 in the Company's proportionate share of net income from the Manager and $18,000 in the Company's proportionate share of the net income from the Broadmoor Austin Properties, offset by increases of $117,000 attributable to the Company's proportionate share of the Burnett Plaza Property which was acquired March 25, 1999 and $11,000 attributable to the Company's proportionate share of the net income of the Oaklands 21/27 development Properties.

     Gain on Sales. Gain on sales increased by $951,000, to $1.05 million from $96,000. During the three months ended March 31, 1999, the Company sold a 12.6 acre parcel of land in the Chicago area. During the three months ended March 31, 2000, the Company sold a 225,000 square foot building in the Chicago area and a
1.8 acre parcel of land adjacent to the Company's Del Mar Gateway development Property.

     Minority Interests. Minority interests increased by $1.2 million, or 43.6%, from $2.7 million for the three months ended March 31, 1999, to $3.9 million for the three months ended March 31, 2000. The increase was primarily attributable to the income allocation from the issuance by the Operating Partnership of 2,000,000, $25 par value, Series C Perpetual Preferred Units which were issued in September 1999.

Liquidity and Capital Resources

     Cash and cash equivalents were $12.2 million and $13.3 million at March 31, 2000 and March 31, 1999, respectively. The decrease in cash and cash equivalents is primarily a result of cash flows used in investing activities exceeding those provided by operating and financing activities. Net cash provided by operating activities was $11.8 million for the three months ended March 31, 2000 compared to $18.7 million for the three months ended March 31, 1999. The decrease is due primarily to the net operating income generated in the first quarter of 1999 from Properties acquired in 1998 exceeding the net operating income in the first quarter of 2000 from Properties acquired in 1999.

     Net cash used in investing activities decreased from $35.1 million for the three months ended March 31, 1999 to $22.6 million for the three months ended March 31, 2000. This decrease is due primarily to a decrease in cash invested in joint ventures and an increase in proceeds from the sale of real estate, offset by an increase in the cash expended in the purchase of real estate.

     Net cash provided by financing activities of $9.7 million for the three months ended March 31, 2000 decreased from $28.0 million for the three months ended March 31, 1999. This decrease is primarily attributable to a decrease in net borrowings, an increase in cash expended for the purchase of treasury shares and an increase in distributions paid during the period.

     As of March 31, 2000, the Company had outstanding total indebtedness, including its pro rata share of joint venture debt and construction loans of approximately $1.0 billion, or approximately 49.3% of total market capitalization based on a common share price of $22.3125 per common share. The Company's policy is to limit combined indebtedness plus its pro rata share of joint venture debt and construction loans so that at the time such debt is incurred, it does not exceed 50% of the Company's total market capitalization. As of March 31, 2000, the Company had the approximate capacity to borrow up to an additional $31.2 million under the debt limitation. The amount of indebtedness that the Company may incur, and the policies with respect thereto, are not limited by the Company's declaration of trust and bylaws, and are solely within the discretion of the Company's board of trustees.

     The following table sets forth the Company's debt balance as of March 31, 2000:

                                       Current                                    Interest
Description                            Balance         Amortization                 Rate             Maturity
-----------                            -------         ------------               --------           --------
                                   (in thousands)
Line of Credit                      $  184,000             None               LIBOR + 1.375%    January 2, 2001
Executive Center Del Mar                13,267             None               LIBOR + 1.350%    December 19, 2001 /(11)/
Burnett Plaza/(1)/                       9,400             None                    7.50%        February 1, 2002
Bank Term Facility                     100,000             None               LIBOR + 1.375%    October 13, 2002
Del Mar Gateway                          3,073             None               LIBOR + 1.750%    March 21, 2003
Bachman West                             2,964             25 yr.                  8.63%        December 1, 2003
Northeast Portfolio Loan/(2)/           59,847             25 yr.                  6.80%        December 10, 2003
One Westchase Center                    24,830             25 yr.                  7.84%        February 1, 2004
Crescent Centre                         12,000             None                    7.95%        March 1, 2004
Bank Term Loan/(3)/                    72,500             None/(7)/          LIBOR + 1.625%    September 30, 2004
Walnut Glen Tower                       35,000             None/(8)/               6.92%        April 1, 2005
Highland Court                           4,914             25 yr.                  7.27%        April 1, 2006
Oaklands Corporate Center/(4)/           1,313             20 yr.                  8.65%        August 1, 2006
Westheimer Central Plaza                 5,941             25 yr.                  8.38%        August 1, 2006
Creamery Way/(4)/                        3,691             20 yr.                  8.30%        September 19, 2006
PPREFI Portfolio Loan/(5)/             180,100             None                    7.58%        February 26, 2007
Oaklands Corporate Center/(4)/           6,276             25 yr.                  8.55%        July 1, 2007
Oaklands Corporate Center/(4)/           2,646             25 yr.                  8.40%        November 1, 2007
Corporetum Office Campus                25,735             30 yr.                  7.02%        February 1, 2009
Natomas Corporate Center                37,613             30 yr.                  7.02%        February 1, 2009
7101 Wisconsin Avenue                   21,309             30 yr.                  7.25%        April 1, 2009
2500 Cumberland Parkway                 14,500             None/(9)/               7.46%        July 15, 2009
World Savings Center                    29,425             30 yr.                  7.91%        November 1, 2010
Park West C2                            35,225             30 yr.                  6.63%        November 10, 2010
One O'Hare Centre                       41,726             30 yr.                  6.80%        January 10, 2011
3130 Fairview Park Drive Loan           23,302             30 yr.                  7.00%        April 1, 2011
Broadmoor Austin/(6)/                   77,000             None/(10)/              7.04%        April 10, 2011
Southpoint (III)/(4)/                    7,586             20 yr.                  7.75%        April 14, 2014
Other Corporate Debt                     5,269             None                    7.40%        Various
                                    ----------
               Total                $1,040,452
                                    ==========

/(1)/The Company, through the Operating Partnership, owns a 20% non-controlling partnership interest in the entity that owns the Burnett Plaza Property, which interest is accounted for using the equity method of accounting. The amount shown reflects the Company's proportionate share of the mortgage indebtedness collateralized by the Property.
/(2)/The Northeast Portfolio Loan is collateralized by the following 11
     Properties: Valleybrooke (five Properties), Lake Center (two Properties), certain of the Southpoint Properties (two Properties), and certain of the Woodland Falls Properties (two Properties).
/(3)/The Bank Term Loan is collateralized by the following four Properties:
     Willow Oaks I & II (two Properties), 8521 Leesburg Pike and Croton Road Corporate Center.
/(4)/The mortgage loan is collateralized by certain of the Properties in the respective office Property grouping.
/(5)/The PPREFI Portfolio Loan is collateralized by the following 36 Properties:
     certain of the Los Angeles Industrial Properties (18 Properties), certain of the Chicago Industrial Properties (four Properties), the Cottonwood Office Properties (three Properties), Park West E1 and E2 (two Properties), One Northwestern Plaza, 3141 Fairview Park Drive, 2455 Horsepen Road, O'Hare Plaza II, 1717 Deerfield Road, 2411 Dulles Corner Road, 4401 Fair Lakes Court, the WestPoint Office Building and the PacifiCare Building.
/(6)/The Company, through the Operating Partnership, owns a 50% non-controlling partnership interest in the entity that owns the Broadmoor Austin Properties, which interest is accounted for using the equity method of accounting. The amount shown reflects the Company's proportionate share of the mortgage indebtedness collateralized by the Properties.
/(7)/The loan, which was entered into in October 1999, has no principal amortization during the first 24 months of the loan term. Principal and interest are payable for the remaining loan term based on a 25-year amortization.
/(8)/The loan, which was entered into in March 1998, has no principal amortization during the first 24 months of the loan term. Principal and interest are payable for the remaining loan term based on a 30-year amortization.
/(9)/The loan, which was entered into in May 1999, has no principal amortization during the first 58 months of the loan term. Principal and interest are payable for the remaining loan term based on a 30-year amortization.

/(10)/The loan, which was entered into in March 1998, has no principal amortization during the first 36 months of the loan term. Principal and interest are payable for the remaining loan term based on a 16.25-year amortization.
/(11)/December 19, 2001 represents a maturity date based on the Company's anticipated execution of its option to extend the term of the loan one year beyond the original maturity date of December 19, 2000.

     In September 1997, the Company entered into a seven-year interest rate swap locking in cost of funds of 6.25% (before the spread over LIBOR) on $110 million. In June 1999, the Company entered into a four-year interest rate swap locking in cost of funds of 6.16% (before the spread over LIBOR) on $50 million (collectively, the "Interest Rate Swaps"). The Interest Rate Swaps consist of four separate agreements intended to manage the relative mix of the Company's debt between fixed and variable rate instruments. The Interest Rate Swaps modify a portion of the interest characteristics of the Company's variable rate debt effectively converting in the aggregate, $160.0 million of variable rate debt to fixed rate debt. The fixed rates to be paid, the effective fixed rate and the variable rate to be received by the Company, are summarized in the following table:

                                                                                   Swap Rate Received
                              Swap Rate Paid              Effective Fixed             (Variable) at
  Notional Amount                 (Fixed)                      Rate                   March 31, 2000            Swap Maturity
  ---------------                 -------                      ----                   --------------            -------------
$20 million                         6.155%                    7.780%                     6.133%                  June 2, 2003
$30 million                         6.155%                    7.780%                     6.133%                  June 2, 2003
$50 million                         6.253%                    7.628%                     6.133%                  September 30, 2004
$60 million                         6.248%                    7.623%                     6.133%                  September 30, 2004

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

     The Company has in place a $300 million unsecured line of credit with a group of 12 banks (the "Line of Credit"). The Line of Credit has an interest rate on borrowings of LIBOR plus 137.5 basis points. The Line of Credit is unsecured and matures on January 2, 2001. Additionally, the Company is required to pay an average daily unused commitment fee of 20 basis points per annum if the daily unused portion of the Line of Credit is greater than the related daily balance outstanding. The fee is reduced to 15 basis points per annum if the daily-unused portion is less than the daily balance outstanding. The Company had net borrowings from the Line of Credit during the period of $55.0 million and an outstanding balance of $184.0 million at March 31, 2000, resulting in an available balance of $116.0 million.

     The Company's Properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. For the three months ended March 31, 2000, the Company's recurring non-incremental revenue-generating capital expenditures totaled $4.5 million. The Company's recurring non-incremental revenue-generating capital expenditures were attributable to the Company's five regions as follows: (1) Mid-Atlantic-$1.2 million; (2) Midwest-$760,000; (3) Northeast-$513,000; (4) Southwest-$1.2
million; and (5) West-$817,000.

Funds from Operations

     "Funds from Operations" as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), means net income, computed in accordance with generally accepted accounting principles ("GAAP") excluding extraordinary items (as defined by GAAP) and gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. The Company believes that Funds from Operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. The Company's Funds from Operations is not comparable to Funds from Operations reported by other REITs that do not define that term using the current NAREIT definition. The Company believes that in order to facilitate a clear understanding of its operating results, Funds from Operations should be examined in conjunction with net income as presented in the Consolidated Financial Statements of the Company. Funds from Operations does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income as an indication of the Company's performance or to cash flows as a measure of liquidity or ability to make distributions.

    (in thousands)                                                   Three Months Ended     Three Months Ended
                                                                       March 31, 2000         March 31, 1999
                                                                    ---------------------  ---------------------
    Funds from Operations
    Net income...............................................                    $16,947                $17,257
    Add:
     Real estate depreciation and amortization...............                     14,815                 12,135
     Real estate depreciation and amortization of............
      unconsolidated joint ventures..........................                        676                    532
     Minority interests/(1)/.................................                      3,865                  2,686
    Less:
     Gain on sales of property...............................                     (1,047)                   (96)
     Dividend on perpetual preferred units...................                     (3,153)                (1,971)
                                                                                 -------                -------
    Funds from Operations....................................                    $32,103                $30,543
                                                                                 =======                =======

     /(1)/ Represents the minority interest applicable to the common and preferred unit holders of the Operating Partnership.

     Funds from Operations increased by $1.6 million for the three months ended March 31, 2000 from the three months ended March 31, 1999, as a result of the factors discussed in the analysis of operating results.

Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 133 was originally effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS No. 137 deferred the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. The impact of SFAS No. 133 will be dependent upon the extent of derivative instruments held by the Company and the market for such instruments as of the effective date of SFAS No. 133.

Potential Changes in Law Regarding Ownership of Subsidiaries

     At any time, future legislation or administrative or judicial decisions or actions could affect our tax treatment or qualification as a REIT. The REIT Modernization Act ("RMA"), signed into law in late 1999 and effective for 2001 and later years, contains several provisions affecting REITs. Currently, a REIT may not hold more than 10% of the voting stock of another company. Under RMA, this limitation is expanded to include 10% of the value of another company's securities, with these exceptions: (1) subsidiary's stock held by the REIT on July 12, 1999; (2) straight debt; and (3) stock of a taxable REIT subsidiary (as defined below). Thus, the Manager's stock should be grandfathered.

     RMA allows a REIT subsidiary to perform services for REIT tenants without disqualifying the rents received (as under current law). These subsidiaries called taxable REIT subsidiaries ("TRS"), will be subject to taxation and will be limited in the amount of debt and rental and other payments between the REIT and the TRS. Existing subsidiaries, such as the Manager, will be grandfathered in a one-time tax-free conversion as TRS. They will not be subject to these limitations, unless engaging in a new line of business or increasing assets. If either of these events occurs, new restrictions on debt and rental payments will apply to these entities as well. It is anticipated that any new lines of business will be conducted in a new TRS, therefore not negatively impacting the Manager.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     The Company's primary market risk exposure is to changes in interest rates as a result of its Line of Credit and long-term debt. At March 31, 2000, the Company had outstanding total indebtedness, including its pro rata share of joint venture debt and construction loans of approximately $1.0 billion, or approximately 49.3% of total market capitalization. The Company's interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower its overall borrowing costs. To achieve this objective, the Company manages its exposure to fluctuations in market interest rates for its borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks to mitigate its interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of its variable debt. The Company does not enter into derivative or interest rate transactions for speculative purposes. Approximately 63.7% of the Company's outstanding debt was subject to fixed rates with a weighted average interest rate of 7.29% at March 31, 2000. An additional $160.0 million, or 15.4%, of the Company's outstanding debt at March 31, 2000 was effectively locked at an interest rate (before the spread over LIBOR) of 6.22% through its Interest Rate Swap agreements. The Company regularly reviews interest rate exposure on its outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.


     The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates, including Interest Rate Swaps and debt obligations. For debt obligations outstanding at March 31, 2000, the table presents principal cash flows and related weighted average interest rates by expected maturity dates including the Company's pro rata share of joint venture debt totaling $86.4 million. For Interest Rate

Swaps, the table presents notional amounts and weighted average interest rates by expected contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve as of March 31, 2000. The fair value of the Company's fixed rate debt indicates the estimated principal amount of debt having similar debt service requirements, which could have been borrowed by the Company at March 31, 2000. The rate assumed in the fair value calculation of fixed rate debt is equal to 8.03% which consist of the 7-year treasury equal to 6.28% at March 31, 2000 plus 175 basis points. The fair value of the Company's variable to fixed Interest Rate Swaps indicates the estimated amount that would have been received by the Company had they been sold at March 31, 2000.


                                              Expected Maturity Date
                                                  (in thousands)
                    -----------------------------------------------------------------------------------------------
                                                                                                           Fair
                              2000       2001       2002       2003        2004   Thereafter    Total      Value
                            ------   --------   --------    -------    --------   ----------   --------    -----
Liabilities
Long-Term Debt:
   Fixed Rate               $3,649   $  7,187   $ 17,888    $67,814    $ 43,073     $522,732   $662,343    $634,793
      Average Interest        7.29%      7.29%      7.28%      7.29%       7.30%        7.20%
       Rate
   Variable Rate             4,033    198,606    100,591      3,712      71,167                 378,109     378,109
      Average Interest        7.57%      7.61%      7.59%      7.76%       7.76%
       Rate

Interest Rate Derivatives
Interest Rate Swaps:
   Variable to Fixed                                        $50,000    $110,000                $160,000    $  4,345
      Avg. Pay Rate           6.22%      6.22%      6.22%      6.23%       6.25%        6.25%
      Avg. Receive Rate       6.13%      6.13%      6.13%      6.13%       6.13%        6.13%

     The table incorporates only those exposures that exist as of March 31, 2000 and does not consider exposures or positions which could arise after that date. In addition, because firm commitments are not represented in the table above, the information presented therein has limited predictive value. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the future period, prevailing interest rates, and the Company's hedging strategies at that time. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's financing requirements.

                                    PART II
                               OTHER INFORMATION

Item 1.  Legal Proceedings

         Not applicable.

Item 2.  Changes in Securities

         Not applicable.

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

        4.2 -- Rights Agreement, dated February 6, 1998, between the Company and First Chicago Trust Company of New York, as Rights Agent (filed as an Exhibit 4.1 to the Company's Registration Statement on Form 8-A filed on February 17, 1998, File No.(000-23813).

        4.3 -- Form of Rights Certificate (included as Exhibit A to the Rights Agreement (Exhibit 4.2).

        4.4           -- Form of Series A Preferred Share Certificate (filed as
                      Exhibit 4.2 to the Company's Registration Statement on Form S-3, file No. 333-65793, filed on October 16, 1998)

       27.1*          -- Financial Data Schedule.
       -----          ---------------------------

     * Filed herewith.

(b)  Reports on Form 8-K

          The Company did not file any reports on Form 8-K for or during the period January 1, 2000 through March 31, 2000.

                                   SIGNATURE
                                   ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              PRENTISS PROPERTIES TRUST



Date:  May 10, 2000           By:  /s/  Thomas P. Simon
                                   ---------------------------------------
                                               Thomas P. Simon
                             Senior Vice President and Chief Accounting Officer
                            (Principal Accounting Officer and Duly Authorized
                                           Officer of the Company)