Form 10-Q
period 2000-06-30
PRENTISS PROPERTIES TRUST/MD
filed 2000-08-14
CIK 1011699

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-Q




                 Quarterly Report under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934




For the Quarter Ended June 30, 2000              Commission File Number  1-14516



                           PRENTISS PROPERTIES TRUST
             (Exact Name of Registrant as Specified in its Charter)



           Maryland                                              75-2661588
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)




          3890 West Northwest Highway, Suite 400, Dallas, Texas  75220
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

     The number of Common Shares of Beneficial Interest, $0.01 par value, outstanding as of August 10, 2000, was 36,358,902 and the number of outstanding Participating Cumulative Redeemable Preferred Shares of Beneficial Interest, Series A, was 3,773,585.

                            PRENTISS PROPERIES TRUST


                                     INDEX
                                     -----

Part I:   FINANCIAL INFORMATION                                    Page Number
                                                                   -----------

          Item 1.  Financial Statements

                   Consolidated Balance Sheets of Prentiss
                   Properties Trust atJune 30, 2000 (unaudited)
                   and December 31, 1999                                  4

                   Consolidated Statements of Income of Prentiss
                   Properties Trust for the three month periods
                   and the six month periods ended June 30, 2000
                   and 1999 (unaudited)                                   5

                   Consolidated Statements of Cash Flows of
                   Prentiss Properties Trust for the six month
                   periods ended June 30, 2000 and 1999 (unaudited)       6

                   Notes to Consolidated Financial Statements          7-13

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations                                         14-22

          Item 3.  Quantitative and Qualitative Disclosures
                   about Market Risk                                  22-23


Part II:  OTHER INFORMATION

          Item 1.  Legal Proceedings                                     24
          Item 2.  Changes in Securities                                 24
          Item 3.  Default Upon Mortgages and Notes Payable              24
          Item 4.  Submission of Matters to a Vote of Security Holders   24
          Item 5.  Other Information                                     24
          Item 6.  Exhibits and Reports on Form 8-K                   24-26

SIGNATURE                                                                27

                           FORWARD-LOOKING STATEMENTS

     This Form 10-Q and the documents incorporated by reference herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). When used in this Form 10-Q, words such as "anticipate," "believe," "estimate," "expect," "intend," "predict," "project," and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management as well as assumptions made by and information currently available to us. These forward-looking statements are subject to certain risks, uncertainties and assumptions, including, but not limited to, risks, uncertainties and assumptions related to the following:

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



                                     PART I
                             FINANCIAL INFORMATION
Item 1.   Financial Statements

                           PRENTISS PROPERTIES TRUST
                          CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                                  June 30,                       December 31,
                                                                                    2000                             1999
                                                                                ----------                       ----------
                                                                                (unaudited)
                                                              ASSETS
Real estate:
 Land...........................................................                $  296,317                       $  298,555
 Buildings and improvements.....................................                 1,490,913                        1,481,831
 Construction in progress.......................................                    67,896                           87,860
 Land held for development......................................                    26,527                           30,236
                                                                                ----------                       ----------
                                                                                 1,881,653                        1,898,482
 Less: accumulated depreciation.................................                  (107,860)                         (91,461)
                                                                                ----------                       ----------
 Total real estate assets.......................................                 1,773,793                        1,807,021

Deferred charges and other assets, net..........................                   128,711                          115,250
Receivables, net................................................                    31,720                           28,277
Cash and cash equivalents.......................................                    13,784                           13,313
Escrowed cash...................................................                    42,401                            6,481
Other receivables (affiliates)..................................                                                      3,617
Investments in joint ventures and unconsolidated  subsidiaries..                    19,796                           20,704
                                                                                ----------                       ----------
 Total assets...................................................                $2,010,205                       $1,994,663
                                                                                ==========                       ==========
                                               LIABILITIES AND SHAREHOLDERS' EQUITY
Debt on real estate.............................................                $  942,141                       $  896,810
Accounts payable and other liabilities..........................                    59,491                           68,144
Other payables (affiliates).....................................                     1,787
Distributions payable...........................................                    23,412                           18,896
                                                                                ----------                       ----------
Total liabilities...............................................                 1,026,831                          983,850
                                                                                ----------                       ----------

Minority interest in operating partnership......................                   177,608                          177,817
                                                                                ----------                       ----------
Minority interest in real estate partnerships...................                     1,430                            1,503
                                                                                ----------                       ----------
Commitments and contingencies

Preferred shares $.01 par value, 20,000,000 shares
     authorized, 3,773,585 shares issued and outstanding
     at June 30, 2000 and December 31, 1999.........................               100,000                          100,000
Common shares $.01 par value, 100,000,000 shares
   authorized, 40,425,014 and 40,078,643 (includes
   4,098,136 and 2,591,900 in treasury) shares issued and
   outstanding at June 30, 2000 and December 31, 1999,
   respectively.................................................                       404                              401
Additional paid-in capital......................................                   797,179                          789,554
Unearned compensation...........................................                    (3,900)
Retained earnings...............................................                     3,135                            5,329
Common shares in treasury, at cost, 4,098,136 and 2,591,900
 shares at June 30, 2000 and December 31, 1999, respectively....                   (92,482)                         (63,791)
                                                                                ----------                       ----------

 Total shareholders' equity.....................................                   804,336                          831,493
                                                                                ----------                       ----------
 Total liabilities and shareholders' equity.....................                $2,010,205                       $1,994,663
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

                           PRENTISS PROPERTIES TRUST
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                    (in thousands, except per share amounts)

                                                            Three Months    Three Months     Six Months      Six Months
                                                                 Ended           Ended           Ended           Ended
                                                             June 30, 2000   June 30, 1999   June 30, 2000   June 30, 1999
                                                            --------------  --------------  --------------  --------------
Revenues:
  Rental income........................................          $84,222         $73,100        $164,665        $144,060
  Management and other fees, net.......................            1,062             793           1,732           1,195
                                                                 -------         -------        --------        --------
   Total revenues......................................           85,284          73,893         166,397         145,255
                                                                 -------         -------        --------        --------


Expenses:
   Property operating and maintenance..................           19,855          16,738          37,701          32,819
   Real estate taxes...................................            9,639           8,831          19,572          17,417
   General and administrative and personnel costs, net.            2,836           2,339           5,126           4,410
   Interest expense....................................           17,441          14,595          34,467          28,088
   Amortization of deferred financing costs............              361             270             689             519
   Depreciation and amortization.......................           15,435          13,340          30,269          25,484
                                                                 -------         -------        --------        --------
   Total expenses......................................           65,567          56,113         127,824         108,737
                                                                 -------         -------        --------        --------


Equity in income of joint ventures and unconsolidated
 subsidiaries..........................................              855           1,102           1,804           2,244
                                                                 -------         -------        --------        --------

Income before gain on sales and minority interests.....           20,572          18,882          40,377          38,762
Gain on sales..........................................            1,199             193           2,246             289
Minority interests.....................................           (3,936)         (2,674)         (7,841)         (5,395)
                                                                 -------         -------        --------        --------
Net income.............................................          $17,835         $16,401        $ 34,782        $ 33,656
Preferred dividends....................................           (1,830)         (1,660)         (3,491)         (3,170)
                                                                 -------         -------        --------        --------
Net income applicable to common shareholders...........          $16,005         $14,741        $ 31,291        $ 30,486
                                                                 =======         =======        ========        ========
Net income per common share - basic....................            $0.44           $0.39           $0.87           $0.80
                                                                 =======         =======        ========        ========

Weighted average number of common shares outstanding -
 basic.................................................           36,165          37,889          36,116          37,994
                                                                 =======         =======        ========        ========

Net income per common share - diluted..................            $0.44           $0.39           $0.86           $0.80
                                                                 =======         =======        ========        ========
Weighted average number of common shares and
  common share equivalents outstanding - diluted.......           36,433          38,019          36,269          38,070
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

                           PRENTISS PROPERTIES TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (dollars in thousands)

                                                                               Six Months            Six Months
                                                                                 Ended                  Ended
                                                                              June 30, 2000          June 30, 1999
                                                                           --------------------  ---------------------
Cash Flows from Operating Activities:
   Net income.....................................................                $ 34,782              $  33,656

   Adjustments to reconcile net income to net cash provided by operating activities:
       Minority interests.........................................                   7,841                  5,395
       Gain on sales..............................................                  (2,246)                  (289)
       Provision for doubtful accounts............................                   1,026                    382
       Depreciation and amortization..............................                  30,269                 25,484
       Amortization of deferred financing costs...................                     689                    519
       Equity in income of joint ventures & unconsolidated
          subsidiaries............................................                  (1,804)                (2,244)
       Non-cash compensation......................................                     430                     50
  Changes in assets and liabilities:
       Deferred charges and other assets..........................                  (6,035)                   141
       Receivables................................................                  (4,876)                (3,570)
       Escrowed cash..............................................                 (35,920)                  (991)
       Other payables/receivables (affiliates)....................                   5,404                 (1,970)
       Accounts payable and other liabilities.....................                  (6,822)               (12,590)
                                                                                  --------              ---------
   Net cash provided by operating activities......................                  22,738                 43,973
                                                                                  --------              ---------
Cash Flows from Investing Activities:
   Purchase and development of real estate........................                 (70,556)               (40,610)
   Investment in real estate......................................                 (19,908)               (22,254)
   Investment in joint ventures...................................                     (12)                (9,757)
   Proceeds from sale of real estate..............................                  86,719                 11,095
   Distributions received from joint ventures and unconsolidated
       subsidiaries...............................................                   2,135                  2,596
                                                                                  --------              ---------
   Net cash used in investing activities..........................                  (1,622)               (58,930)
                                                                                  --------              ---------
Cash Flows from Financing Activities:
   Net proceeds from sale of common shares........................                   3,187                  1,217
   Purchase of treasury shares....................................                 (28,691)               (26,257)
   Distributions paid to limited partners.........................                  (1,483)                (1,383)
   Distributions paid to common shareholders......................                 (32,364)               (30,716)
   Distributions paid to preferred shareholders...................                  (3,321)                (3,019)
   Distributions paid to preferred unitholders....................                  (3,152)                (1,971)
   Distributions paid for minority interest in consolidated
       subsidiaries...............................................                    (152)
   Proceeds from debt on real estate..............................                 105,317                333,826
   Repayments of debt on real estate..............................                 (59,986)              (250,513)
                                                                                  --------              ---------

   Net cash (used in)/provided by financing activities............                 (20,645)                21,184
                                                                                  --------              ---------
     Net change in cash and cash equivalents......................                     471                  6,227
     Cash and cash equivalents, beginning of period...............                  13,313                  5,523
                                                                                  --------              ---------
   Cash and cash equivalents, end of period.......................                $ 13,784              $  11,750
                                                                                  ========              =========
Supplemental Cash Flow Information:
   Cash paid for interest.........................................                $ 33,817              $  29,854
                                                                                  ========              =========

  The accompanying notes are an integral part of these consolidated financial statements.

                           PRENTISS PROPERTIES TRUST
                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS

1.   The Organization

     Prentiss Properties Trust is a Maryland Real Estate Investment Trust ("REIT") that acquires, owns, manages, leases, develops and builds office and industrial properties throughout the United States. The Company is self-administered in that it provides its own administrative services, such as accounting, tax and legal, internally through its own employees. The Company is self-managed in that it internally provides all the management and maintenance services that its properties require through its own employees such as property managers, leasing professionals and engineers. The Company operates principally through Prentiss Properties Acquisition Partners, L.P. and its subsidiaries (the "Operating Partnership") and Prentiss Properties Limited, Inc. (the "Manager") (collectively referred to herein as the "Company"). As of June 30, 2000, the Company owned interests in a diversified portfolio of 186 primarily suburban Class A office and suburban industrial properties containing approximately 19.1 million net rentable square feet. The properties consist of 133 office buildings (the "Office Properties") containing approximately 15.1 million net rentable square feet and 53 industrial buildings (the "Industrial Properties" and together with the Office Properties, the "Properties") containing approximately
4.0 million net rentable square feet. The Properties include 6 Properties containing 734,000 square feet that are in various stages of development or have been recently developed by the Company and are in various stages of lease-up (the "Development Properties"). The Development Properties, upon completion, will include 734,000 square feet of office space. As of June 30, 2000, the Office Properties and Industrial Properties, exclusive of the Development Properties, were approximately 96% leased to approximately 1,200 tenants and approximately 93% leased to approximately 100 tenants, respectively. In addition to managing the Properties that the Company owns or has ownership interests in, the Company manages approximately 24.7 million net rentable square feet in office, industrial and other properties that are owned by third parties.

     The Merger

     On June 27, 2000, the Company, the Operating Partnership, Mack-Cali Realty Corporation, a Maryland corporation ("Mack-Cali"), and Mack-Cali Realty, L.P., entered into an agreement and plan of merger (the "Merger Agreement"). The Merger Agreement provides for a merger of the Company with and into Mack-Cali (the "Merger"), with Mack-Cali being the surviving corporation and, immediately prior to the merger, a merger of the Operating Partnership with and into Mack-Cali Realty, L.P. (or a limited liability company or a limited partnership owned entirely directly or indirectly by Mack-Cali Realty, L.P.) (the "Partnership Merger" and together with the Merger, the "Mergers").

     Under the terms of the Merger Agreement, the Company's common shares will be exchanged at a fixed ratio of 0.956 of a share of Mack-Cali's common stock for each of the Company's common shares. The exchange ratio is not subject to change based on changes in the market prices of either the Company's common shares or Mack-Cali's common stock and there is no "collar" for the exchange ratio.

     Real Estate Transactions

     During the three months ended June 30, 2000, the Company: (i) sold seven of its Dallas industrial properties for approximately $16.1 million; (ii) sold the 1247 Ward Avenue development project, located in suburban Philadelphia, for approximately $4.0 million; (iii) sold a 9 acre tract of land located in the San Francisco Bay Area for approximately $8.1 million; (iv) sold all six of the San Francisco Bay Area industrial buildings for approximately $28.6 million; and (v) transitioned one Property, totaling 101,000 square feet, from development into operations and as a result moved the real estate from construction in progress to the respective land and buildings and improvements line items on the consolidated balance sheet. The San Francisco Bay Area industrial buildings were sold on June 30, 2000 for approximately $28.6 million. Due to the timing of the transaction, such proceeds were held by the escrow agent on the Company's behalf at June 30, 2000. Thus, these proceeds are included in the escrowed cash line item on the Company's consolidated balance sheet as of June 30, 2000.

                           PRENTISS PROPERTIES TRUST
                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS

2.   Basis of Presentation

     The accompanying financial statements are unaudited; however, the financial statements of the Company have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results for the three and six month periods ended June 30, 2000, are not necessarily indicative of the results to be obtained for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company, included in its annual report on Form 10-K for the fiscal year ended December 31, 1999.

3.   Debt on Real Estate

     At June 30, 2000, the Company had debt on real estate of $942.1 million, excluding the Company's proportionate share of debt on its 50% and 20% equity investments in the joint ventures owning the Broadmoor Austin Properties (as defined herein) and the Burnett Plaza Property, respectively. See note (5) - Investment in Joint Ventures and Unconsolidated Subsidiaries for further information on the Company's equity investments.

     The Company's debt transactions for the three months ended June 30, 2000 are summarized in the table below:

                                                                 (in thousands)
Debt on real estate at March 31, 2000............................  $954,052

Activity for the three months ending June 30, 2000:
 Property mortgage loans completed...............................    27,000
 Net payments under the line of credit...........................   (58,000)
 Construction loan draws.........................................    20,206
 Net payments on mortgage loans..................................    (1,117)
                                                                   --------
Debt on real estate at June 30, 2000.............................  $942,141
                                                                   ========


     On April 13, 2000, the Company closed a $23.3 million, three-year construction loan with Comerica Bank. The loan has an interest rate of LIBOR plus 175 basis points and is collateralized by the Barton Skyway II Development Property in Austin, Texas.

     On May 12, 2000 the Company closed a $27.0 million, 12-year non-recourse mortgage loan with PPM Finance. The loan has an interest rate of 8.05% and is collateralized by the Bannockburn Centre Office Property in the Chicago area.

     On May 23, 2000, the Company closed a three-year renewal of its $300 million unsecured line of credit (the "Line of Credit"). The structure of the new facility is substantially the same as the existing facility, including an initial interest rate of LIBOR plus 137.5 basis points. The interest rate on the facility will fluctuate based on the Company's overall leverage with a range between LIBOR plus 125 basis points and LIBOR plus 175 basis points.

                           PRENTISS PROPERTIES TRUST
                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS

     The Company's debt balance at June 30, 2000, excluding its share of unconsolidated joint ventures debt, was $942.1 million. Of this amount, $601.8 million is fixed rate, non-recourse, long-term mortgages. The remaining $340.3 million is floating rate debt, of which $50.0 million is hedged until June 2003 and $110.0 million is hedged until September 2004. Future scheduled principal repayments of debt on real estate are as follows:

                                                          (in thousands)
2000...............................................          $  6,584
2001...............................................            20,052
2002...............................................           106,504
2003...............................................           214,842
2004...............................................           111,321
Thereafter.........................................           482,838
                                                             --------
                                                             $942,141
                                                             ========

4.   Distribution

     On June 14, 2000, the Company declared a cash distribution for the second quarter of 2000 in the amount of $0.485 per share, payable on July 14, 2000 to common shareholders of record on June 30, 2000. Additionally, it was determined that a distribution of $0.485 per unit would be made to the partners of the Operating Partnership, and the holders of the Company's Series A Convertible Preferred Shares (the "Series A Convertible Preferred Shares"). The distributions, which represented an increase from $0.44 for the first quarter 2000 to $0.485 for the second quarter 2000, were paid on July 14, 2000, totaling approximately $20.3 million. In addition, a quarterly distribution totaling $3.2 million in the aggregate was declared on June 14, 2000, for the holders of the Series B Perpetual Preferred Units (the "Series B Perpetual Preferred Units") and the Series C Perpetual Preferred Units (the "Series C Perpetual Preferred Units"). The quarterly distribution, which equates to an annualized 8.3% of the face amount of the Series B Perpetual Preferred Units and an annualized 9.45% of the face amount of the Series C Perpetual Preferred Units, was paid on July 3, 2000.

5.   Investment in Joint Ventures and Unconsolidated Subsidiaries

     Included in Investments in Joint Ventures and Unconsolidated Subsidiaries are the Company's 50% interest in the joint venture owning the Broadmoor Austin Properties, the Company's 60% interest in the joint ventures owning the Oaklands 21/27 Development Properties, the Company's 20% interest in the joint venture owning the Burnett Plaza Property, the Company's 95% interest in the Manager and the Company's recently acquired interest in PPS Partners LLC. The following information summarizes the financial position at June 30, 2000 and December 31, 1999 and the results of operations for the three and six months ended June 30, 2000 and 1999 of the unconsolidated joint ventures and subsidiaries of the Company which are accounted for using the equity method of accounting during the periods presented.



                                                                                             Company's
Summary of Financial        Total Assets         Total Debt          Total Equity           Investment
 Position:               ------------------  ------------------  --------------------  ---------------------
(in thousands)
                         June 30,  Dec. 31,  June 30,  Dec. 31,  June 30,   Dec. 31,   June 30,   Dec. 31,
                             2000      1999      2000      1999      2000       1999       2000       1999
                         --------  --------  --------  --------  --------   --------    -------   --------
Broadmoor Austin
 Properties(1)           $119,355  $121,813  $154,000  $154,000  $(35,309)  $(34,544)   $ 5,129    $ 5,638
Oaklands 21/27 (2)          6,159     4,597     3,587     1,943     2,065      2,057      1,238      1,216
Burnett Plaza Property     93,183    94,066    47,000    47,000    43,954     44,327      8,825      8,899
Manager                     8,249    15,827                         4,192      4,190      3,951      3,951
PPS Partners LLC(3)           190                                     154                   115
                         --------  --------  --------  --------  --------   --------    -------    -------
                         $227,136  $236,303  $204,587  $202,943  $ 15,056   $ 16,030    $19,258    $19,704
                         ========  ========  ========  ========  ========   ========    =======    =======

                           PRENTISS PROPERTIES TRUST
                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS

                                                                      For the Three Months Ended June 30,
                                                                                                          Company's
Summary of Operations:                           Total Revenue                 Net Income            Share of Net Income
                                                ---------------               ------------          ----------------------
(in thousands)                                 2000          1999          2000          1999           2000         1999
                                               ----          ----          ----          ----           ----         ----
Broadmoor Austin Properties                  $ 4,950       $ 4,948        $  972        $  973         $  486       $  487
Oaklands 21/27 (2)                               139                           1                            1
Burnett Plaza Property (4)                     4,239         3,295           821           275            164           55
Manager                                        4,586         5,577            65           560             65          560
PPS Partners LLC(3)                              286                         186                          139
                                             -------       -------        ------        ------         ------       ------
                                             $14,200       $13,820        $2,045        $1,808         $  855       $1,102
                                             =======       =======        ======        ======         ======       ======

                                                                      For the Six Months Ended June 30,
                                                                                                          Company's
Summary of Operations:                           Total Revenue                 Net Income            Share of Net Income
                                                ---------------               ------------          ---------------------
(in thousands)                                  2000          1999          2000          1999          2000          1999
                                                ----          ----          ----          ----          ----          ----
Broadmoor Austin Properties                  $ 9,898       $ 9,895        $1,938        $1,975        $  969        $  988
Oaklands 21/27 (2)                               196                          20                          12
Burnett Plaza Property (4)                     8,310         3,295         1,404           275           281            55
Manager                                        9,952        10,441           403         1,201           403         1,201
PPS Partners LLC(3)                              286         _____           186         _____           139         _____
                                             -------                      ------                      ------
                                             $28,642       $23,631        $3,951        $3,451        $1,804        $2,244
                                             =======       =======        ======        ======        ======        ======

(1) The difference between the carrying value of the Company's interest in the Broadmoor Austin Properties and the book value of the underlying equity is being amortized over 40 years.
(2) Oaklands 21/27 consist of two Development Properties in the suburban Philadelphia area.
(3) PPS Partners LLC is a joint venture, entered into by the Operating Partnership and a third-party property owner. The third-party property owner will from time to time, at its sole discretion, contribute property management contracts to PPS Partners LLC. The Operating Partnership through a submanagement contract manages the properties and participates in the net income of the venture.
(4) The Company's 20% interest in the Burnett Plaza Property was acquired in March, 1999.


     In addition to the above, in November 1999, the Company invested $1.0 million in Urban Media Communications Corporation which provides broadband internet access to tenants of commercial office buildings. During the first quarter of 2000, the Company's investment was reduced to $537,500, as a result of the sale of a portion of the Company's investment in Urban Media Communication Corporation to certain key employees of the Company. The sale, which is subject to certain restrictions, is part of the Company's long-term incentive plan to retain such employees. The Company's net investment in Urban Media Communications Corporation is accounted for using the cost method of accounting.

6.   Capital Shares

     During the three months ended June 30, 2000, the Company issued 100,000 restricted shares of the Company's common stock to various key employees as part of the Company's long-term incentive plan to retain such employees. The restricted shares vest over three years. An amount equal to the market price on the date of grant is included as unearned compensation in the shareholder's equity section of the Company's consolidated balance sheet. The unearned compensation is amortized quarterly as compensation expense over the three-year vesting period of the restricted share grants.

                           PRENTISS PROPERTIES TRUST
                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS

7.   Supplemental Disclosure of Non-Cash Activities

     During the three months ended June 30, 2000, the Company declared cash distributions totaling $20.3 million payable to holders of common shares, Operating Partnership units and Series A Convertible Preferred Shares. The distributions were paid July 14, 2000. In addition, a distribution totaling $3.2 million in the aggregate was declared on June 14, 2000, payable to holders of the Company's Series B Perpetual Preferred Units and Series C Perpetual Preferred Units. The distribution was paid on July 3, 2000.

     During the six months ended June 30, 2000, the Company sold a portion of its investment in Urban Media Communications Corporation to certain key employees of the Company as part of the Company's long-term incentive plan to retain such employees. In return for the investment in Urban Media Communications Corporation, the Company received, from each employee participating in the plan, an individual note receivable. The individual note receivables from the employees total $462,500 in the aggregate.

     Pursuant to the Company's long-term incentive plan, during the six months ended June 30, 2000, the Company issued 191,500 restricted shares of the Company's stock to various key employees of the Company. An amount equal to the market price of the shares on the respective date of grant, totaling $4.3 million in the aggregate, was recorded as unearned compensation in the shareholders' equity section of the Company's consolidated balance sheet. The unearned compensation is amortized quarterly as compensation expense over the three-year vesting period.

     In relation to the property transactions, including asset acquisition and disposition activity, during the six months ended June 30, 2000, the Company removed from real estate and deferred charges $4.0 million and $630,000 of fully depreciated assets, respectively, as well as receivables of $869,000, liabilities of $1.8 million and prepaid assets of $126,000. The Company removed an additional $3.3 million of deferred charges related to fully depreciated leasing costs.

8.   Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS No. 137"). SFAS No. 133 was originally effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS No. 137 deferred the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. The impact of SFAS No. 133 will be dependent upon the extent of derivative instruments held by the Company and the market for such instruments as of January 1, 2001 and each measurement date thereafter.

9.   Segment Information

     The Company's primary business is the ownership and operation of office and industrial Properties throughout the United States. The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting, which disaggregates its business by geographic region. Effective January 1, 2000, the Company changed its method of internal reporting to consolidate the results of operations and assets for the Southeast region into the Company's Mid-Atlantic region. For comparative purposes, the results of operations for the three and six month periods ended June 30, 1999 and assets as of June 30, 1999 for the Southeast region have been combined into the Company's Mid-Atlantic region. The Company's reportable segments are the Company's five regions which include (1) Mid-Atlantic; (2) Midwest; (3) Northeast; (4) Southwest; and (5) West.

                           PRENTISS PROPERTIES TRUST
                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS

     The tables below present information about net income/(loss) and segment assets used by the chief operating decision maker of the Company as of and for the three and six month periods ended June 30, 2000 and 1999.

For the Three Months Ended June 30, 2000
(in thousands)

                                                                                             Corporate
                         Mid-                                                     Total    Not Allocable   Consolidated
                       Atlantic      Midwest    Northeast  Southwest   West     Segments    to Segments       Total
                       --------      -------    ---------  --------- --------  ----------  -------------  --------------

Revenues               $ 20,023      $ 20,962   $  7,510   $ 19,895  $ 16,654  $   85,044     $    240      $   85,284
                       ========      ========   ========   ========  ========  ==========     ========      ==========

Net income/(loss)      $  9,914      $ 10,176   $  4,183   $  9,348  $  8,933  $   42,554     $(24,719)     $   17,835
                       ========      ========   ========   ========  ========  ==========     ========      ==========

Assets                 $448,803      $409,873   $214,602   $463,150  $434,582  $1,971,010     $ 39,195      $2,010,205
                       ========      ========   ========   ========  ========  ==========     ========      ==========


For the Three Months Ended June 30, 1999
(in thousands)
                                                                                             Corporate
                         Mid-                                                     Total    Not Allocable   Consolidated
                       Atlantic      Midwest    Northeast  Southwest   West     Segments    to Segments       Total
                       --------      -------    ---------  --------- --------  ----------  -------------  --------------
Revenues               $ 18,234      $ 14,217   $  6,738   $ 17,861  $ 16,961  $   74,011     $   (118)     $   73,893
                       ========      ========   ========   ========  ========  ==========     ========      ==========

Net                    $  9,190      $  7,360   $  3,496   $  7,157  $  9,338  $   36,541     $(20,140)     $   16,401
 income/(loss)         ========      ========   ========   ========  ========  ==========     ========      ==========

Assets                 $445,543      $357,614   $204,774   $438,105  $435,903  $1,881,939     $ 33,237      $1,915,176
                       ========      ========   ========   ========  ========  ==========     ========      ==========



For the Six Months Ended June 30, 2000
(in thousands)
                                                                                             Corporate
                         Mid-                                                     Total    Not Allocable   Consolidated
                       Atlantic      Midwest    Northeast  Southwest   West     Segments    to Segments       Total
                       --------      -------    ---------  --------- --------  ----------  -------------  --------------
Revenues               $ 39,007      $ 40,251   $ 14,615   $ 39,376  $ 32,684  $  165,933     $    464      $  166,397
                       ========      ========   ========   ========  ========  ==========     ========      ==========

Net                    $ 18,866      $ 21,048   $  7,525   $ 16,928  $ 17,024  $   81,391     $(46,609)     $   34,782
 income/(loss)         ========      ========   ========   ========  ========  ==========     ========      ==========


For the Six Months Ended June 30, 1999
(in thousands)
                                                                                            Corporate
                         Mid-                                                 Total       Not Allocable   Consolidated
                       Atlantic   Midwest   Northeast   Southwest   West     Segments      to Segments       Total
                       --------   -------   ---------   ---------  -------  ----------    -------------  --------------
Revenues                $35,452   $28,383    $13,108     $34,379   $33,896   $145,218       $     37         $145,255
                        =======   =======    =======     =======   =======   ========       ========         ========

Net income/(loss)       $17,549   $14,066    $ 7,030     $14,457   $17,877   $ 70,979       $(37,323)        $ 33,656
                        =======   =======    =======     =======   =======   ========       ========         ========

                           PRENTISS PROPERTIES TRUST
                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS

10.  Earnings per Share

     The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 requires a dual presentation of basic and diluted Earnings per Share on the face of the income statements. Additionally, SFAS No. 128 requires a reconciliation of the numerator and denominator used in computing basic and diluted Earnings per Share .

Reconciliation of Earnings per Share Numerator          Three Months    Three Months     Six Months      Six Months
                                                           Ended           Ended           Ended           Ended
                                                       June 30, 2000   June 30, 1999   June 30, 2000   June 30, 1999
                                                       --------------  --------------  --------------  --------------
                                                                  (in thousands, except per share amounts)
Net income...........................................      $17,835         $16,401         $34,782         $33,656
Preferred dividends..................................       (1,830)         (1,660)         (3,491)         (3,170)
                                                           -------         -------         -------         -------
Net income available to common shareholders..........      $16,005         $14,741         $31,291         $30,486
                                                           =======         =======         =======         =======
Reconciliation of Earnings per Share Denominator

Weighted average common shares outstanding...........       36,165          37,889          36,116          37,994
                                                           =======         =======         =======         =======

Basic Earnings per Share.............................      $  0.44         $  0.39         $  0.87         $  0.80
                                                           =======         =======         =======         =======

Dilutive Effect of Common Share Equivalents

Dilutive options.....................................          268             130             153              76
Dilutive preferred shares(1).........................
Weighted average common shares outstanding...........       36,165          37,889          36,116          37,994
                                                           -------         -------         -------         -------
Weighted average common shares and common share
   Equivalents.......................................       36,433          38,019          36,269          38,070
                                                           =======         =======         =======         =======

Diluted Earnings per Share...........................      $  0.44         $  0.39         $  0.86         $  0.80
                                                           =======         =======         =======         =======

(1) Preferred shares for the three and six month periods ended June 30, 2000 and 1999 are excluded from the calculation of Dilutive Earnings per Share as such shares are anti-dilutive for the respective periods.

11.  Subsequent Events

     On July 14, 2000, the Company disposed of its remaining Dallas Industrial Property resulting in gross proceeds of approximately $3.6 million. The Property totals 121,000 square feet and is located in the Dallas/Fort Worth area.

     On July 21, 2000, the Company disposed of three Office Properties resulting in gross proceeds of approximately $8.5 million. The three Office Properties total 189,000 square feet and are located in the Houston area.

     On July 31, 2000, the Company closed a 10-year, $49.5 million mortgage loan. The loan bears interest at 7.95% and is collateralized by the Company's Ordway Property located in the San Francisco Bay Area.

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

     At December 31, 1999, the Company owned 199 properties consisting of 133 office and 66 industrial properties containing in the aggregate 19.8 million net rentable square feet. During the six months ended June 30, 2000, the Company:
(i) took ownership of and concurrently sold an office building totaling 225,000 square feet in the Chicago area, (ii) sold 13 industrial properties totaling approximately 925,000 square feet, (iii) sold a 27,000 square foot development project, (iv) sold 10.7 acres of land in the West region, (v) transitioned four properties, totaling approximately 450,000 square feet, from development into operations; and (vi) began development of a 173,000 square foot office project in the Austin area. Inclusive of the Company's development projects, at June 30, 2000, the Company owned 186 properties (the "Properties") totaling approximately 19.1 million net rentable square feet.

Results of Operations

     Effective January 1, 2000, the Company changed its method of internal reporting to consolidate the results of operations for the Southeast region into the Company's Mid-Atlantic region. For comparative purposes, the results of operations for the three and six month periods ended June 30, 1999 for the Southeast region have been combined into the Company's Mid-Atlantic region.

     The results of operations for the three month periods ended June 30, 2000 and 1999 include the respective operations of the Company.

     General. When comparing the results of operations for the three months ended June 30, 2000 to the three months ended June 30, 1999, the following should be considered:

     .    157  Properties that consolidated into the Company's results of operations were owned and fully operational at April 1, 1999 and remained in the Company's portfolio at June 30, 2000;
     .      8  Properties, including the Broadmoor Austin Properties and the
               Burnett Plaza Property, are accounted for using the equity method of accounting;
     .      5  Properties were acquired subsequent to April 1, 1999 and remained in the Company's portfolio at June 30, 2000;
     .     59  Properties were sold subsequent to April 1, 1999;
     .     10  Properties that were developed by the Company became operational subsequent to April 1, 1999 and remained in the portfolio at June
               30, 2000; and
     .      6  Properties were in various stages of development or in various stages of lease-up at June 30, 2000.

     Rental Revenue. Rental revenues increased by $11.1 million, or 15.2%, to $84.2 million from $73.1 million primarily as a result of Properties acquired or development Properties becoming operational subsequent to April 1, 1999, offset by properties that were sold subsequent to April 1, 1999. Rental income for the 157 Properties that were owned and fully operational at April 1, 1999 and remained in the Company's portfolio at June 30, 2000, increased by $2.3 million, or 3.6%, from $64.5 million for the three months ended June 30, 1999 to $66.8 million for the three months ended June 30, 2000. The increase for such 157 Properties was attributable to the Company's five regions as follows:

     .     31  Properties in the Mid-Atlantic Region increased $415,000, or
               2.7%;
     .     18  Properties in the Midwest Region increased $1.3 million, or
               11.0%;
     .     27  Properties in the Northeast Region increased $85,000, or 1.3%;
     .     23  Properties in the Southwest Region decreased $267,000, or 1.6%;
               and
     .     58  Properties in the West Region increased $792,000, or 5.4%.

     Property Operating and Maintenance. Property operating and maintenance increased by $3.1 million, or 18.6%, to $19.8 million from $16.7 million primarily as a result of Properties acquired or development Properties becoming operational subsequent to April 1, 1999 offset by properties that were sold subsequent to April 1, 1999. Property operating and maintenance for the 157 Properties that were owned and fully operational at April 1, 1999 and remained in the Company's portfolio at June 30, 2000, increased by $442,000, or 2.6%, from $17.0 million for the three months ended June 30, 1999 to $17.4 million for the three months ended June 30, 2000. The increase for such 157 Properties was attributable to the Company's five regions as follows:

     .     31  Properties in the Mid-Atlantic Region decreased $66,000, or 1.6%;
     .     18  Properties in the Midwest Region increased $85,000, or 3.1%;
     .     27  Properties in the Northeast Region increased $114,000, or 7.4%;
     .     23  Properties in the Southwest Region decreased $111,000, or 2.3%;
               and
     .     58  Properties in the West Region increased $420,000, or 11.8%.

     Real Estate Taxes. Real estate taxes increased by $808,000, or 9.1%, to $9.6 million from $8.8 million primarily as a result of Properties acquired or development Properties becoming operational subsequent to April 1, 1999, offset by properties that were sold subsequent to April 1, 1999. Real estate taxes for the 157 Properties that were owned and fully operational at April 1, 1999, and remained in the Company's portfolio at June 30, 2000, decreased by $563,000, or 7.0%, from $8.0 million for the three months ended June 30, 1999, to $7.4 million for the three months ended June 30, 2000. The decrease for such 157 Properties was attributable to the Company's five regions as follows:

     .     31  Properties in the Mid-Atlantic Region increased $46,000, or 4.1%;
     .     18  Properties in the Midwest Region decreased $68,000, or 2.9%;
     .     27  Properties in the Northeast Region decreased $21,000, or 4.3%;
     .     23  Properties in the Southwest Region decreased $507,000, or 18.4%;
               and
     .     58  Properties in the West Region decreased $13,000, or 1.1%.

     General and Administrative and Personnel Costs, Net. General and administrative and personnel costs increased by $497,000, or 21.2%, to $2.8 million from $2.3 million primarily due to transaction costs written off as a result of the impending merger with Mack-Cali Realty Corporation, amortization of stock grants issued in May 2000 and slight comparative increases in travel costs.

     Interest Expense. Interest expense increased by $2.8 million, or 19.5%, to $17.4 million from $14.6 million primarily as a result of the increase of the debt on real estate from $871.8 million at April 1, 1999 to $942.1 million at June 30, 2000. The increase in debt on real estate resulted primarily from borrowings incurred for the repurchase of common shares and the Company's development and acquisition activity during the period, offset by net proceeds received from the issuance of 2,000,000, $25 par value, Series C Perpetual Preferred Units (the "Series C Perpetual Preferred Units") and asset dispositions during the period.

     Depreciation and Amortization. Depreciation and amortization increased by $2.1 million, or 15.7%, to $15.4 million from $13.3 million primarily as a result of Properties acquired or development Properties becoming operational subsequent to April 1, 1999, offset by properties that were sold subsequent to April 1, 1999. Depreciation and amortization for the 157 Properties that were owned and fully operational at April 1, 1999 and remained in the Company's portfolio at June 30, 2000, increased by $821,000, or 7.3%, from $11.2 million for the three months ended June 30, 1999, to $12.1 million for the three months ended June 30, 2000. The increase for such 157 Properties was attributable to the Company's five regions as follows:

     .     31  Properties in the Mid-Atlantic Region increased $186,000, or
               6.8%;
     .     18  Properties in the Midwest Region increased $123,000, or 6.9%;

     .     27  Properties in the Northeast Region increased $140,000, or 12.7%;
     .     23  Properties in the Southwest Region increased $133,000, or 4.2%;
               and
     .     58  Properties in the West Region increased $239,000, or 9.7%.

     Equity in Income of Joint Ventures and Unconsolidated Subsidiaries.
Equity in income of joint ventures and unconsolidated subsidiaries decreased from $1.1 million for the three months ended June 30, 1999 to $855,000 for the three months ended June 30, 2000. The net decrease was primarily attributable to a decrease of $495,000 in the Company's proportionate share of net income from the Manager, offset by increases of $109,000 attributable to the Company's share of the net income from the Burnett Plaza Property and $139,000 from the Company's share of the net income from the PPS Partners LLC joint venture.

     Gain on Sales. Gain on sales increased by $1.0 million, to $1.2 million, from $193,000. During the three months ended June 30, 1999, the Company sold two office properties totaling 228,000 square feet. During the three months ended June 30, 2000, the Company sold 13 industrial properties and one development project comprising, in the aggregate, 952,000 square feet. It is the Company's strategy to obtain the maximum value from each of its Properties, which is occasionally achieved through the sale of properties.

     Minority Interests. Minority interests increased by $1.3 million, or 47.2%, from $2.7 million for the three months ended June 30, 1999, to $3.9 million for the three months ended June 30, 2000. The increase was primarily due to the income allocation from the issuance of the Series C Perpetual Preferred Units in September 1999.


     The results of operations for the six month periods ended June 30, 2000 and 1999 include the respective operations of the Company.

     General. When comparing the results of operations for the six months ended June 30, 2000 to the six months ended June 30, 1999, the following should be considered:

     .    155  Properties that consolidated into the Company's results of operations were owned and fully operational at January 1, 1999 and remained in the Company's portfolio at June 30, 2000;
     .      8  Properties, including the Broadmoor Austin Properties and the
               Burnett Plaza Property, are accounted for using the equity method of accounting;
     .      6  Properties, including Burnett Plaza, were acquired subsequent to
               January 1, 1999 and remained in the Company's portfolio at June
               30, 2000;
     .     59  properties were sold subsequent to January 1, 1999;
     .     12  Properties that were developed by the Company became operational subsequent to January 1, 1999 and remained in the portfolio at
               June 30, 2000; and
     .      6  Properties were in various stages of development or in various stages of lease-up at June 30, 2000.

     Rental Revenue. Rental revenues increased by $20.6 million, or 14.3%, to $164.7 million from $144.1 million primarily as a result of Properties acquired or development Properties becoming operational subsequent to January 1, 1999, offset by properties that were sold subsequent to January 1, 1999. Rental income for the 155 Properties that were owned and fully operational at January 1, 1999 and remained in the Company's portfolio at June 30, 2000, increased by $4.5 million, or 3.5%, from $127.0 million for the six months ended June 30, 1999 to $131.5 million for the six months ended June 30, 2000. The increase for such 155 Properties was attributable to the Company's five regions as follows:

     .     31  Properties in the Mid-Atlantic Region increased $949,000, or
               3.1%;
     .     18  Properties in the Midwest Region increased $1.3 million, or 5.6%;
     .     27  Properties in the Northeast Region increased $77,000, or less than 1%;
     .     23  Properties in the Southwest Region increased $786,000, or 2.4%;
               and
     .     56  Properties in the West Region increased $1.4 million, or 4.9%.

     Property Operating and Maintenance. Property operating and maintenance increased by $4.9 million, or 14.9%, to $37.7 million from $32.8 million primarily as a result of Properties acquired or development Properties becoming operational subsequent to January 1,

1999, offset by properties that were sold subsequent to January 1, 1999. Property operating and maintenance for the 155 Properties that were owned and fully operational at January 1, 1999 and remained in the Company's portfolio at June 30, 2000, increased by $1.5 million or 4.4%, from $33.2 million for the six months ended June 30, 1999 to $34.6 million for the six months ended June 30, 2000. The increase for such 155 Properties was attributable to the Company's five regions as follows:

     .     31  Properties in the Mid-Atlantic Region increased $108,000, or
               1.3%;
     .     18  Properties in the Midwest Region increased $296,000, or 5.4%;
     .     27  Properties in the Northeast Region increased $280,000, or 9.9%;
     .     23  Properties in the Southwest Region decreased $13,000, or less than 1%; and
     .     56  Properties in the West Region increased $783,000, or 11.6%.

     Real Estate Taxes. Real estate taxes increased by $2.2 million, or 12.4%, to $19.6 million from $17.4 million primarily as a result of Properties acquired or development Properties becoming operational subsequent to January 1, 1999, offset by properties that were sold subsequent to January 1, 1999. Real estate taxes for the 155 Properties that were owned and fully operational at January 1, 1999, and remained in the Company's portfolio at June 30, 2000, decreased by $647,000, or 4.1%, from $15.8 million for the six months ended June 30, 1999, to $15.2 million for the six months ended June 30, 2000. The decrease for such 155 Properties was attributable to the Company's five regions as follows:

     .     31  Properties in the Mid-Atlantic Region increased $80,000, or 3.4%;
     .     18  Properties in the Midwest Region decreased $219,000, or 4.6%;
     .     27  Properties in the Northeast Region increased $10,000, or 1.0%;
     .     23  Properties in the Southwest Region decreased $519,000, or 9.5%;
               and
     .     56  Properties in the West Region increased $1,000, or less than 1%.

     General and Administrative and Personnel Costs, Net. General and administrative and personnel costs increased by $716,000, or 16.2%, from $4.4 million to $5.1 million. The increase is primarily due to transaction costs written off as a result of the impending merger with Mack-Cali Realty Corporation, amortization of stock grants issued during the six months ended June 30, 2000, and other general year-to-year increases in salaries.

     Interest Expense. Interest expense increased by $6.4 million, or 22.7%, to $34.5 million from $28.1 million primarily as a result of the increase of the debt on real estate from $800.3 million at January 1, 1999 to $942.1 million at June 30, 2000. The increase in debt on real estate resulted primarily from borrowings incurred for the repurchase of common shares and the Company's development and acquisition activity during the period, offset by net proceeds received from the issuance of the Series C Perpetual Preferred Units and asset dispositions during the period.

     Depreciation and Amortization. Depreciation and amortization increased by $4.8 million, or 18.8%, to $30.3 million from $25.5 million primarily as a result of Properties acquired or development Properties becoming operational subsequent to January 1, 1999, offset by properties that were sold subsequent to January 1, 1999. Depreciation and amortization for the 155 Properties that were owned and fully operational at January 1, 1999 and remained in the Company's portfolio at June 30, 2000, increased by $1.9 million, or 9.2%, from $21.2 million for the six months ended June 30, 1999 to $23.1 million for the six months ended June 30, 2000. The increase for such 155 Properties was attributable to the Company's five regions as follows:

     .     31  Properties in the Mid-Atlantic Region increased $424,000, or
               7.8%;
     .     18  Properties in the Midwest Region increased $112,000, or 3.2%;
     .     27  Properties in the Northeast Region increased $243,000, or 11.0%;
     .     23  Properties in the Southwest Region increased $714,000, or 12.4%;
               and
     .     56  Properties in the West Region increased $452,000, or 10.6%.

       Equity in Income of Joint Ventures and Unconsolidated Subsidiaries. Equity in income of joint ventures and unconsolidated subsidiaries decreased from $2.2 million for the six months ended June 30, 1999 to $1.8 million for the six months ended June 30, 2000. The net decrease was primarily attributable to a decrease of $798,000 in the Company's proportionate share of net income from the Manager, offset by increases of $226,000 in the Company's proportionate share of income from the Burnett Plaza Property, which was acquired on March 25, 1999, and $139,000 in the Company's proportionate share of the income from the PPS Partners LLC joint venture.

     Gain on Sales. Gain on sales increased by $2.0 million, to $2.2 million, from $289,000. During the six months ended June 30, 1999, the Company sold a
12.6 acre parcel of land in the Chicago, Illinois area and two industrial properties, containing 228,000 square feet in the Los Angeles, California area. During the six months ended June 30, 2000, the Company sold 13 industrial properties and one development project comprising, in the aggregate, 952,000 square feet. It is the Company's strategy to obtain the maximum value from each of its Properties, which is occasionally achieved through the sale of properties.

     Minority Interests. Minority interests increased by $2.4 million, or 45.3%, from $5.4 million for the six months ended June 30, 1999, to $7.8 million for the six months ended June 30, 2000. The increase was primarily attributable to the income allocation from the issuance of the Series C Perpetual Preferred Units in September 1999.

Liquidity and Capital Resources

     Cash and cash equivalents were $13.8 million and $11.8 million at June 30, 2000 and June 30, 1999, respectively. The increase in cash and cash equivalents is primarily a result of cash flows provided by operating activities exceeding those used in investing and financing activities. Net cash provided by operating activities was $22.7 million for the six months ended June 30, 2000 compared to $44.0 million for the six months ended June 30, 1999.

     Net cash used in investing activities decreased from $58.9 million for the six months ended June 30, 1999 to $1.6 million for the six months ended June 30, 2000. This decrease is due primarily to an increase in asset sales during the six months ended June 30, 2000 from the six months ended June 30, 1999, offset slightly by an increase in the development and investment in real estate during 2000.

     Net cash used in financing activities totaled $20.6 million for the six months ended June 30, 2000, a decrease from $21.2 million of net cash provided by financing activities for the six months ended June 30, 1999. This decrease is primarily attributable to net proceeds from borrowings for the six months ended June 30, 1999 exceeding the net proceeds raised from such sources in 2000.

     As of June 30, 2000, the Company had outstanding total indebtedness, including its pro rata share of joint venture debt and construction loans of approximately $1.0 billion, or approximately 47.25% of total market capitalization based on a common share price of $24.02 per common share. The Company's policy is to limit combined indebtedness plus its pro rata share of joint venture debt and construction loans so that at the time such debt is incurred, it does not exceed 50% of the Company's total market capitalization. As of June 30, 2000, the Company had the approximate capacity to borrow up to an additional $119.9 million under the debt limitation. The amount of indebtedness that the Company may incur, and the policies with respect thereto, are not limited by the Company's declaration of trust and bylaws, and are solely within the discretion of the Company's board of trustees.

     The following table sets forth the Company's debt as of June 30, 2000:



                                            Current                                   Interest
Description                                 Balance            Amortization             Rate                       Maturity
-----------                                                     ------------             ----                      --------
                                        (in thousands)
Executive Center Del Mar                   $ 13,267                 None              LIBOR+1.35%              December 19, 2001(11)
Burnett Plaza (1)                             9,400                 None                7.50%                   February 1, 2002
Bank Term Facility                          100,000                 None              LIBOR+1.375%              October 13, 2002
Del Mar Gateway                              12,369                 None              LIBOR+1.75%                 March 21, 2003
Barton Skyway II                             10,909                 None              LIBOR+1.75%                 April 12, 2003
Line of Credit                              126,000                 None              LIBOR+1.375%                   May 2, 2003
Bachman West                                  2,952                 25 yr.              8.63%                   December 1, 2003
Northeast Portfolio Loan (2)                 59,614                 25 yr.              6.80%                  December 10, 2003
One Westchase Center                         24,722                 25 yr.              7.84%                   February 1, 2004
Crescent Centre                              12,000                 None                7.95%                      March 1, 2004
Bank Term Loan  (3)                          72,500                 None(7)           LIBOR+1.625%            September 30, 2004
Walnut Glen Tower                            34,942                 30 yr.              6.92%                      April 1, 2005
Highland Court                                4,889                 25 yr.              7.27%                      April 1, 2006
Oaklands Corporate Center (4)                 1,305                 20 yr.              8.65%                     August 1, 2006
Westheimer Central Plaza                      5,916                 25 yr.              8.38%                     August 1, 2006
Creamery Way (4)                              3,665                 20 yr.              8.30%                 September 19, 2006
PPREFI Portfolio Loan (5)                   180,100                 None                7.58%                  February 26, 2007
Oaklands Corporate Center (4)                 6,252                 25 yr.              8.55%                       July 1, 2007
Oaklands Corporate Center (4)                 2,636                 25 yr.              8.40%                   November 1, 2007
Corporetum Office Campus                     25,676                 30 yr.              7.02%                   February 1, 2009
Natomas Corporate Center                     37,527                 30 yr.              7.02%                   February 1, 2009
7101 Wisconsin Avenue                        21,255                 30 yr.              7.25%                      April 1, 2009
2500 Cumberland Parkway                      14,500                 None (8)            7.46%                      July 15, 2009
World Savings Center                         29,376                 30 yr.              7.91%                   November 1, 2010
Park West C2                                 35,121                 30 yr.              6.63%                  November 10, 2010
One O'Hare Centre                            41,608                 30 yr.              6.80%                   January 10, 2011
3130 Fairview Park Drive                     23,240                 30 yr.              7.00%                      April 1, 2011
Broadmoor Austin (6)                         77,000                 None (9)            7.04%                     April 10, 2011
Bannockburn Centre                           27,000                 30 yr.(10)          8.05%                       June 1, 2012
Southpoint (III) (4)                          7,511                 20 yr.              7.75%                     April 14, 2014
Other Corporate Debt                          5,289                 None                7.40%                          Various
                                              -----
            Total                        $1,028,541
                                          =========

(1) The Company, through the Operating Partnership, owns a 20% non-controlling partnership interest in the entity that owns the Burnett Plaza Property, which interest is accounted for using the equity method of accounting. The amount shown reflects the Company's proportionate share of the mortgage indebtedness collateralized by the Property.
(2)  The Northeast Portfolio Loan is collateralized by the following 11
     Properties: Valleybrooke (five Properties), Lake Center (two Properties), certain of the Southpoint Properties (two Properties), and certain of the Woodland Falls Properties (two Properties).
(3)  The Bank Term Loan is collateralized by the following four Properties:
     Willow Oaks I & II (two Properties), 8521 Leesburg Pike and Croton Road Corporate Center.
(4) The mortgage loan is collateralized by certain of the Properties in the respective office Property grouping.
(5) The PPREFI Portfolio Loan is collateralized by the following 36 Properties: certain of the Los Angeles Industrial Properties (18 Properties), certain of the Chicago Industrial Properties (four Properties), the Cottonwood Office Center Properties (three Properties), Park West E1 and E2 (two Properties), One Northwestern Plaza, 3141 Fairview Park Drive, 2455 Horsepen Road, O'Hare Plaza II, 1717 Deerfield Road, 2411 Dulles Corner Road, 4401 Fair Lakes Court, the WestPoint Office Building and the PacifiCare Building.
(6) The Company, through the Operating Partnership, owns a 50% non-controlling partnership interest in the entity that owns the Broadmoor Austin Properties, which interest is accounted for using the equity method of accounting. The amount shown reflects the Company's proportionate share of the mortgage indebtedness collateralized by the Properties.
(7) The loan, which was entered into in October 1999, has no principal amortization during the first 24 months of the loan term. Principal and interest are payable for the remaining loan term based on a 25-year amortization.

(8) The loan, which was entered into in May 1999, has no principal amortization during the first 58 months of the loan term. Principal and interest are payable for the remaining loan term based on a 30-year amortization.
(9) The loan, which was entered into in March 1998, has no principal amortization during the first 36 months of the loan term. Principal and interest are payable for the remaining loan term based on a 16.25- year amortization.
(10) In accordance with the underlying loan terms, principal amortization began on July 1, 2000 based on a 30-year amortization.
(11) December 19, 2001 represents a maturity date based on the Company's anticipated execution of its option to extend the term of the loan one year beyond the original maturity date of December 19, 2000.

     In September 1997, the Company entered into a seven-year interest rate swap locking in cost of funds of 6.25% (before the spread over LIBOR) on $110 million. In June, 1999, the Company entered into a four-year interest rate swap locking in cost of funds of 6.16% (before the spread over LIBOR) on $50 million (collectively, the "Interest Rate Swaps"). The Interest Rate Swaps consist of the four separate agreements intended to manage the relative mix of the Company's debt between fixed and variable rate instruments. The Interest Rate Swaps modify a portion of the interest characteristics of the Company's variable rate debt, effectively converting in the aggregate, $160.0 million of variable rate debt to fixed rate debt. The fixed rates to be paid, the effective fixed rate and the variable rate to be received by the Company, are summarized in the following table:



                                                                            Swap Rate Received
                            Swap Rate Paid          Effective Fixed           (Variable) at
Notional Amount                 (fixed)                  Rate                 June 30, 2000            Swap Maturity
---------------                 -------                  ----                 -------------            -------------
$20 million                      6.155%                 7.780%                    6.642%                 June 2, 2003
$30 million                      6.155%                 7.780%                    6.642%                 June 2, 2003
$50 million                      6.253%                 7.628%                    6.642%           September 30, 2004
$60 million                      6.248%                 7.623%                    6.642%           September 30, 2004

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

     The Company has considered its short-term liquidity needs and the adequacy of adjusted estimated cash flows and other expected liquidity sources to meet these needs. The Company believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements and the minimum distribution required to maintain the Company's REIT qualification under the Internal Revenue Code. The Company anticipates that these needs will be fully funded from the Company's cash flows provided by operating activities and, when necessary, to fund shortfalls resulting from the timing of collections of accounts receivable in the ordinary course of business, from the line of credit, and the leasing, development and construction business and from the Manager.
The Manager's sole sources of income are fees generated by its office and industrial real estate management, leasing, development, and other fee businesses.

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

     The Company has in place a $300 million unsecured line of credit with a group of 12 banks (the "Line of Credit"). During the three months ended June 30, 2000, the Company closed a three-year renewal of its Line of Credit. The structure of the new facility is substantially the same as the existing facility, including an initial interest rate of LIBOR plus 137.5 basis points. The Line of Credit is unsecured and matures on May 2, 2003. Additionally, the Company is required to pay an average daily unused commitment fee of 25 basis points per annum if the daily unused portion of the Line of Credit is greater than $200 million. The fee is reduced to 20 basis points per annum if the daily unused portion of the Line of Credit is less than or equal to $100 million. The Company made net payments on the Line of Credit during the three months ended June 30, 2000 of $58.0 million and had an outstanding balance of $126.0 million at June 30, 2000, resulting in an available balance of $174.0 million.

     The Company's Properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. For the three months ended June 30, 2000, the Company's recurring non-incremental revenue-generating capital expenditures totaled $7.9 million. The Company's recurring non-incremental revenue-generating capital expenditures were attributable to the Company's regions as follows: (1) Mid-Atlantic-$1.7 million;
(2) Midwest-$1.3 million; (3) Northeast-$1.5 million; (4) Southwest-$1.3 million; and (5) West-2.1 million.

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


                                                      Three Months     Three Months     Six Months      Six Months
                                                          Ended            Ended           Ended           Ended
                                                      June 30, 2000    June 30,1999    June 30,2000    June 30,1999
                                                      -------------    ------------    ------------    ------------
Funds from operations
Net income........................................    $      17,835    $     16,401    $     34,782    $     33,656
Add:
   Real estate depreciation and amortization......           15,417          13,325          30,232          25,460
   Real estate depreciation and amortization of
      unconsolidated joint ventures...............              694             633           1,370           1,165
   Minority interests (1).........................            3,897           2,635           7,762           5,322
Less:
   Gain on sales of Property......................           (1,199)           (193)         (2,246)           (289)
   Dividend on perpetual preferred units..........           (3,153)         (1,971)         (6,305)         (3,943)
                                                      -------------    ------------    ------------    ------------
Funds from Operations.............................    $      33,491    $     30,830    $     65,595    $     61,371
                                                      =============    ============    ============    ============


(1) Represents the minority interests applicable to the common and preferred unit holders of the Operating Partnership.

     Funds from Operations increased by $2.7 million and $4.2 million for the three and six months ended June 30, 2000 from the three and six months ended June 30, 1999, respectively, as a result of the factors discussed in the analysis of operating results.

Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133").

SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging
Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS No. 137"). SFAS No. 133 was originally effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS No. 137 deferred the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. The impact of SFAS No. 133 will be dependent upon the extent of derivative instruments held by the Company and the market for such instruments as of January 1, 2001 and each measurement date thereafter.

Potential Changes in Law Regarding Ownership of Subsidiaries

     At any time, future legislation or administrative or judicial decisions or actions could affect our tax treatment or qualification as a REIT. The REIT Modernization Act ("RMA"), signed into law in late 1999 and effective for 2001 and later years, contains several provisions affecting REITs. Currently, a REIT may not hold more than 10% of the voting stock of another company. Under RMA, this limitation is expanded to include 10% of the value of another company's securities, with these exceptions: (1) a subsidiary's stock held by the REIT on July 12, 1999; (2) straight debt; and (3) the stock of a taxable REIT subsidiary (as defined below). Thus, the Manager's stock should be grandfathered under the RMA.

     RMA allows a REIT subsidiary to perform services for REIT tenants without disqualifying the rents received (as under current law). These subsidiaries, called taxable REIT subsidiaries ("TRS"), will be subject to taxation and will be limited in the amount of debt and rental and other payments between the REIT and the TRS. Existing subsidiaries, such as the Manager, will be grandfathered in a one-time tax-free conversion as a TRS. They will not be subject to these limitations, unless they engage in a new line of business or increase assets. If either of these events occurs, new restrictions on debt and rental payments will apply to these entities as well. It is anticipated that any new lines of business will be conducted in a new TRS, therefore not negatively impacting the Manager.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     The Company's primary market risk exposure is to changes in interest rates as a result of its Line of Credit and long-term debt. At June 30, 2000, the Company had outstanding total indebtedness, including its pro rata share of joint venture debt and construction loans, of approximately $1.0 billion, or approximately 47.25% of total market capitalization. The Company's interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower its overall borrowing costs. To achieve this objective, the Company manages its exposure to fluctuations in market interest rates for its borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks to mitigate its interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of its variable debt. The Company does not enter into derivative or interest rate transactions for speculative purposes. Approximately 67% of the Company's outstanding debt was subject to fixed rates with a weighted average interest rate of 7.32% at June 30, 2000. An additional $160.0 million, or 15.6%, of the Company's outstanding debt at June 30, 2000, was effectively locked at an interest rate (before the spread over LIBOR) of 6.22% through its Interest Rate Swap agreements. The Company regularly reviews interest rate exposure on its outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

     The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates, including Interest Rate Swaps and debt obligations. For debt obligations outstanding at June 30, 2000, the table presents principal cash flows and related weighted average interest rates by expected maturity dates including the Company's pro rata share of joint venture debt totaling $86.4 million. For Interest Rate Swaps, the table presents notional amounts and weighted average interest rates by expected contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve as of June 30, 2000. The fair value of the Company's fixed rate debt indicates the estimated principal amount of debt having similar debt service requirements, which could have been borrowed by the Company at June 30, 2000. The rate assumed in the fair value calculation of fixed rate debt is equal to 8.00%, which consist of the 7-year treasury of 6.25% at June 20, 2000 plus 175 basis points. The fair value of the Company's variable to fixed Interest Rate Swaps indicates the estimated amount that would have been received by the Company had they been sold at June 30, 2000.

                                                                 Expected Maturity Date
                                                                     (in thousands)
                               ---------------------------------------------------------------------------------------------
                                                                                                                     Fair
                                2000      2001        2002        2003         2004      Thereafter     Total        Value
                               ------    -------    --------    --------     --------    ----------    --------     --------
         Liabilities
Long-Term Debt:
   Fixed Rate                  $2,551    $ 7,425    $ 18,255    $ 68,081     $ 43,306    $  548,589    $688,207     $664,879
      Average Interest Rate      7.32%      7.32%       7.32%       7.32%        7.33%         7.29%
   Variable Rate                4,033     14,590     100,524     149,848       71,339                   340,334      340,334
      Average Interest Rate      8.17%      8.16%       8.16%       8.25%        8.38%

 Interest Rate Derivatives
Interest Rate Swaps:
   Variable to Fixed                                            $ 50,000     $110,000                               $  4,026
      Avg. Pay Rate              6.22%      6.22%       6.22%       6.23%        6.25%
      Avg. Receive Rate          6.64%      6.64%       6.64%       6.64%        6.64%


     The table incorporates only those exposures that exist as of June 30, 2000 and does not consider exposures or positions which could arise after that date. In addition, because firm commitments are not represented in the table above, the information presented therein has limited predictive value. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, prevailing interest rates, and the Company's hedging strategies at that time. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's financing requirements.

                                    PART II
                               OTHER INFORMATION

Item 1.   Legal Proceedings

          Not applicable.

Item 2.   Changes in Securities

          Not applicable.

Item 3.   Defaults Upon Mortgages and Notes Payable

          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

          On May 11, 2000, the Company held its Annual Meeting of shareholders.

     At the meeting, two Class I trustees, Thomas F. August and Lawrence A. Wilson, were elected to serve as trustees until the 2003 Annual Meeting of the shareholders, and until the respective successor of each is duly elected and qualified. Dr. Leonard M. Riggs, Jr., Ronald G. Steinhart, Thomas J. Hynes, Jr., Barry J.C. Parker, and Michael V. Prentiss, the remaining trustees, have terms that continue after the Annual Meeting and did not, therefore, stand for election at the 2000 Annual Meeting of shareholders.

     The votes cast for the trustees were:

     Thomas F. August
          Votes for:               26,293,136
          Votes withheld:           5,484,425
     Lawrence A. Wilson
          Votes for:               31,360,464
          Votes withheld:             417,097

          In addition, the shareholders approved an amendment to the Company's Trustees' Share Incentive Plan to increase (i) the annual fee of the Company's independent trustees to $25,000 per year payable in quarterly grants of the Company's common shares and (ii) the number of options to purchase common shares granted annually to the independent trustees to 7,500 with 28,626,018 shares voting in favor, 2,689,552 shares voting against and 461,991 shares abstaining.

Item 5.   Other Information

          Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

     EXHIBIT NO.    DESCRIPTION
     -----------    -----------

        2.1 -- Agreement and Plan of Merger as of June 27, 2000, by and among Prentiss Properties Trust, Prentiss Properties Acquisition Partners, L.P., Mack-Cali Realty Corporation and Mack-Cali Realty, L.P. (filed as an exhibit to the Company's Form 8-K dated June 27, 2000, filed on July 14, 2000).

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

        3.3 -- Articles Supplementary, dated December 18, 1997, Classifying and Designating a Series of Preferred Shares of Beneficial Interest as Series A Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest and Fixing Distribution and Other Preferences and Rights of Such Shares (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K, filed January 15, 1998, File No. 001-14516).
        3.4 -- Articles Supplementary, dated February 17, 1998, Classifying and Designating a Series of Preferred Shares of Beneficial Interest as Junior Participating Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest, Series B, and Fixing Distribution and Other Preferences and Rights of Such Shares (filed as an Exhibit to the Company's Registration Statement on Form 8-A filed on February 17, 1998, File No. 000-23813).
        3.5 -- Articles Supplementary, dated June 25, 1998, Classifying and Designating a Series of Preferred Shares of Beneficial Interest as Series B Cumulative Redeemable Perpetual Preferred Shares of Beneficial Interest and Fixing Distribution and Other Preferences and Rights of Such Shares (filed as an exhibit to the Company's form 10-Q filed on August 12, 1998, File No. 001-14516)
        3.6 -- Articles Supplementary, dated September 17, 1999, Classifying and Designating a Series of Preferred Shares of Beneficial Interest as Series C Cumulative Redeemable Perpetual Preferred Shares of Beneficial Interest and Fixing Distribution and Other Preferences and Rights of Such Shares (filed as Exhibit 3.6 to the Company's Report on Form 10-Q, filed November 11, 1999, File No. 001-14516).
        4.1 -- Form of Common Share Certificate (filed as Exhibit 4.1 to the Company's Registration Statement on Amendment No. 1 of Form S-11, File No. 333-09863, and incorporated by reference herein).
        4.2 -- Rights Agreement, dated February 6, 1998, between the Company and First Chicago Trust Company of New York, as Rights Agent (filed as an Exhibit 4.1 to the Company's Registration Statement on Form 8-A filed on February 17, 1998, File No.000-23813).
        4.3 -- Form of Rights Certificate (included as Exhibit A to the Rights agreement (Exhibit 4.2)).
        4.4         -- Form of Series A Preferred Share Certificate (filed as
                    Exhibit 4.2 to the Company's Registration Statement on Form S-3, filed on October 16, 1998, File No. 333-65793).
        4.5 -- Amendment No. 1 to the Rights Agreement, dated as of June 27, 2000, by and between Prentiss Properties Trust and First Chicago Trust Company, a Division of Equiserve (filed as an exhibit to the Company's Form 8-K dated June 27, 2000, filed on July 14, 2000) .
        10.1 -- Voting Agreement, dated as of June 27, 2000, by and between William L. Mack, Mitchell E. Hersh, Earle Mack, Fredrick Mack, David Mack and Prentiss Properties Trust (filed as an exhibit to the Company's Form 8-K dated June 27, 2000, filed on July 14, 2000).
        10.2 -- Voting Agreement, dated as of June 27, 2000, by and between Thomas F. August, Richard J Bartel, as trustee of TFA Grantor Retained Annuity Trust and as trustee of MJA Grantor Retained Annuity Trust and Mack Cali Realty Corporation (filed as an exhibit to the Company's Form 8-K dated June 27, 2000, filed on July 14, 2000).

        10.3        -- Voting Agreement, dated as of June 27, 2000, by and
                    between Michael V. Prentiss, Santo Bisignano Jr., as trustee of PEP Grantor Retained Annuity Trust, as trustee of MBP
                    Grantor Retained Annuity Trust and as trustee of KAP Grantor
                    Retained Annuity Trust and Mack-Cali Realty Corporation
                    (filed as an exhibit to the Company's Form 8-K dated June
                    27, 2000, filed on July 14, 2000).
        10.4        -- Employment Agreement, dated as of June 27, 2000, by and between Michael V. Prentiss and Mack-Cali Realty Corporation
                    (filed as an exhibit to the Company's Form 8-K dated June
                    27, 2000, filed on July 14, 2000.
        10.5        -- Stock Purchase Agreement, dated as of June 27, 2000, by and between Mitchell E. Hersh and Ampulla, LLC (filed as an exhibit to the Company's Form 8-K/A dated June 27, 2000,
                    filed on July 17, 2000).
        27.1*       -- Financial Data Schedule.
        99.1        -- Press Release, dated June 28, 2000 (Incorporated by
        ---         reference to exhibit 99.1 of the Company's Current Report on
                    Form 8-K, dated June 27, 2000) (filed as an exhibit to the Company's Form 8-K dated June 27, 2000, filed on July 3,
                    2000).


     * Filed herewith.

(b)  Reports on Form 8-K

     On July 3, 2000, the Company filed with the SEC a Current Report on Form 8-K, dated June 27, 2000. The Current Report on Form 8-K relates to the Company's announcement of a definitive Agreement and Plan of Merger (the "Merger") between the Company and Mack-Cali Realty Corporation. The Merger is scheduled to close in the fourth quarter of 2000.

     On July 14, 2000, the Company filed with the SEC a Current Report on Form 8-K, dated June 27, 2000. The Current Report on Form 8-K relates to the Merger Agreement (the "Merger Agreement") between the Company and Mack-Cali Realty Corporation. The Merger Agreement includes the terms and conditions of the Merger, which is scheduled to close in the fourth quarter of 2000.

     On July 17, 2000, the Company filed with the SEC Amendment No. 1 which amends the Current Report on Form 8-K filed with the SEC on July 14, 2000. The Current Report on Form 8-K relates to the Merger Agreement between the Company and Mack-Cali Realty Corporation.

                                   SIGNATURE
                                   ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                PRENTISS PROPERTIES TRUST

Date:  August 10, 2000          By:     /s/ Thomas P. Simon
                                   -----------------------------
                                         Thomas P. Simon
                                      Senior Vice President and
                                       Chief Accounting Officer
                                    (Principal Accounting Officer
                                    and Duly Authorized Officer of
                                            the Company)