Form 10-Q
period 2000-09-30
PRENTISS PROPERTIES TRUST/MD
filed 2000-11-14
CIK 1011699

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


                 Quarterly Report under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934



For the Quarter Ended September 30, 2000         Commission File Number  1-14516


                           PRENTISS PROPERTIES TRUST
            (Exact Name of Registrant as Specified in its Charter)


           Maryland                                              75-2661588
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)


         3890 West Northwest Highway, Suite 400, Dallas, Texas  75220
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

     The number of Common Shares of Beneficial Interest, $0.01 par value, outstanding as of November 10, 2000, was 36,466,842 and the number of outstanding Participating Cumulative Redeemable Preferred Shares of Beneficial Interest, Series A, was 3,773,585.

                           PRENTISS PROPERTIES TRUST


                                     INDEX
                                     -----

Part I:   FINANCIAL INFORMATION                                                        Page Number
                                                                                       -----------
          Item 1.   Financial Statements

                    Consolidated Balance Sheets of Prentiss Properties Trust at
                    September 30, 2000 (unaudited) and December 31, 1999                        5

                    Consolidated Statements of Income of Prentiss Properties
                    Trust for the three month periods and the nine month
                    periods ended September 30, 2000 and 1999 (unaudited)                       6

                    Consolidated Statements of Cash Flows of Prentiss Properties
                    Trust for the nine month periods ended September 30, 2000
                    and 1999 (unaudited)                                                        7

                    Notes to Consolidated Financial Statements                               8-14

          Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                     15-24

          Item 3.   Quantitative and Qualitative Disclosures about Market Risk              24-25


Part II:  OTHER INFORMATION

          Item 1.   Legal Proceedings                                                          26
          Item 2.   Changes in Securities                                                      26
          Item 3.   Default Upon Mortgages and Notes Payable                                   26
          Item 4.   Submission of Matters to a Vote of Security Holders                        26
          Item 5.   Other Information                                                          26
          Item 6.   Exhibits and Reports on Form 8-K                                        26-28

SIGNATURE                                                                                      29

                          FORWARD-LOOKING STATEMENTS

     This Form 10-Q and the documents incorporated by reference herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). When used in this Form 10-Q, words such as "anticipate," "believe," "estimate," "expect," "intend," "predict," "project," and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management as well as assumptions made by and information currently available to us. These forward-looking statements are subject to certain risks, uncertainties and assumptions, including, but not limited to, risks, uncertainties and assumptions related to the following:

 .    the geographic concentration     .    conflicts of interest;
     of our properties;

 .    our real estate acquisition,     .    change in our investment,
     redevelopment, development and        financing and borrowing policies
     construction activities;              without shareholder approval;

 .    the operating performance of     .    our dependence on key personnel;
     our properties;

 .    our incurrence of debt;          .    our third party property management,
                                           leasing, development and construction
                                           business and related services; and

 .    the limited ability of           .    the effect of shares available
     shareholders to effect a change       for future sale on the price of
     of control;                           common shares.

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

                                    PART I
                             FINANCIAL INFORMATION

Item 1.   Financial Statements





                     (this page intentionally left blank)

                           PRENTISS PROPERTIES TRUST
                          CONSOLIDATED BALANCE SHEETS
              (in thousands, except share and per share amounts)

                                                                         September 30,          December 31,
                    ASSETS                                                   2000                   1999
                                                                         -------------          ------------
Real estate:                                                              (unaudited)
 Land.....................................................                 $  306,040             $  298,555
 Buildings and improvements...............................                  1,570,979              1,481,831
 Construction in progress.................................                     64,762                 87,860
 Land held for development................................                     52,580                 30,236
                                                                         -------------          ------------
                                                                            1,994,361              1,898,482
 Less: accumulated depreciation...........................                   (116,703)               (91,461)
                                                                         -------------          ------------
 Total real estate assets.................................                  1,877,658              1,807,021
Deferred charges and other assets, net....................                    136,582                115,250
Receivables, net..........................................                     34,393                 28,277
Cash and cash equivalents.................................                      4,935                 13,313
Escrowed cash.............................................                     23,221                  6,481
Other receivables (affiliates)............................                                             3,617
Investments in joint ventures and unconsolidated
 subsidiaries.............................................                     20,107                 20,704
                                                                         -------------          ------------
 Total assets.............................................               $  2,096,896           $  1,994,663
                                                                         ============           ============
          LIABILITIES AND SHAREHOLDERS' EQUITY

Debt on real estate.......................................               $    990,396           $    896,810
Accounts payable and other liabilities....................                     77,942                 68,144
Deferred merger termination fee...........................                     17,000
Other payables (affiliates)...............................                      3,306
Distributions payable.....................................                     23,471                 18,896
                                                                         -------------          ------------
Total liabilities.........................................                  1,112,115                983,850
                                                                         -------------          ------------
Minority interest in operating partnership................                    177,575                177,817
                                                                         ------------           ------------
Minority interest in real estate partnerships.............                      1,391                  1,503
                                                                         ------------           ------------
Commitments and contingencies

Preferred shares $.01 par value, 20,000,000
 shares authorized, 3,773,585 shares issued and
 outstanding..............................................                    100,000                100,000
Common shares $.01 par value, 100,000,000 shares
   authorized, 40,543,276 and 40,078,643 (includes
   4,104,371 and 2,591,900 in treasury) shares issued and
   outstanding at September 30, 2000 and December 31,
   1999, respectively.....................................                        405                    401
Additional paid-in capital................................                    799,702                789,554
Unearned compensation.....................................                     (3,543)
Retained earnings.........................................                      1,887                  5,329
Common shares in treasury, at cost, 4,104,371 and
   2,591,900 shares at September 30, 2000 and December 31,
   1999, respectively.....................................                    (92,636)               (63,791)
                                                                         -------------          ------------
     Total shareholders' equity...........................                    805,815                831,493
                                                                         -------------          ------------
     Total liabilities and shareholders' equity...........               $  2,096,896           $  1,994,663
                                                                         =============          ============

  The accompanying notes are an integral part of these consolidated financial statements.

                           PRENTISS PROPERTIES TRUST
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                   (in thousands, except per share amounts)

                                                               Three Months     Three Months      Nine Months      Nine Months
                                                                   Ended            Ended            Ended            Ended
                                                              Sept. 30, 2000   Sept. 30, 1999   Sept. 30, 2000   Sept. 30, 1999
                                                              ---------------  ---------------  ---------------  ---------------
Revenues:
  Rental income...........................................    $       83,104   $       76,119   $      247,769   $      220,179
  Management and other fees, net..........................             1,308              609            3,040            1,804
                                                              ---------------  ---------------  ---------------  ---------------
   Total revenues.........................................            84,412           76,728          250,809          221,983
                                                              ---------------  ---------------  ---------------  ---------------
Expenses:

  Property operating and maintenance......................            19,022           18,218           56,723           51,037
  Real estate taxes.......................................             9,432            8,699           29,004           26,116
  General and administrative and personnel costs, net.....             2,339            2,122            7,465            6,532
  Interest expense........................................            17,521           15,442           51,988           43,530
  Amortization of deferred financing costs................               415              276            1,104              795
  Depreciation and amortization...........................            16,458           14,216           46,727           39,700
                                                              ---------------  ---------------  ---------------  ---------------
   Total expenses.........................................            65,187           58,973          193,011          167,710
                                                              ---------------  ---------------  ---------------  ---------------

Equity in income of joint ventures and unconsolidated
 subsidiaries.............................................               929              973            2,733            3,217
Merger termination fee, net...............................             4,091                             4,091
                                                              ---------------  ---------------  ---------------  ---------------

Income before (loss)/gain on sales and minority interests.            24,245           18,728           64,622           57,490
(Loss)/gain on sales......................................            (2,038)           1,354              208            1,643
Minority interests........................................            (3,949)          (2,886)         (11,790)          (8,281)
                                                              ---------------  ---------------  ---------------  ---------------
Net income................................................    $       18,258   $       17,196   $       53,040   $       50,852
Preferred dividends.......................................            (1,830)          (1,660)          (5,321)          (4,830)
                                                              ---------------  ---------------  ---------------  ---------------
Net income applicable to common shareholders..............           $16,428          $15,536         $ 47,719         $ 46,022
                                                              ===============  ===============  ===============  ===============

Net income per common share - basic.......................    $         0.45   $         0.41   $         1.32   $         1.21
                                                              ===============  ===============  ===============  ===============

Weighted average number of common shares outstanding -
 basic....................................................            36,375           37,930           36,203           37,973
                                                              ===============  ===============  ===============  ===============

Net income per common share - diluted.....................    $         0.45   $         0.41   $         1.31   $         1.21
                                                              ===============  ===============  ===============  ===============

Weighted average number of common shares and
 common share equivalents outstanding - diluted...........            36,720           38,063           36,405           38,068
                                                              ===============  ===============  ===============  ===============



  The accompanying notes are an integral part of these consolidated financial statements.

                           PRENTISS PROPERTIES TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (dollars in thousands)

                                                                                      Nine Months         Nine Months
                                                                                         Ended               Ended
Cash Flows from Operating Activities:                                                Sept. 30, 2000     Sept. 30, 1999
                                                                                   ------------------  -----------------
   Net income........................................................                  $  53,040          $  50,852

   Adjustments to reconcile net income to net cash provided by operating activities:
       Minority interests............................................                     11,790              8,281
       Gain on sales.................................................                       (208)            (1,643)
       Provision for doubtful accounts...............................                      1,062              1,076
       Depreciation and amortization.................................                     46,727             39,700
       Amortization of deferred financing costs......................                      1,104                795
       Equity in income of joint ventures and unconsolidated
         subsidiaries................................................                     (2,733)            (3,217)
       Non-cash compensation.........................................                        819                 75
   Changes in assets and liabilities:
       Deferred charges and other assets.............................                     (7,771)            (2,593)
       Receivables...................................................                     (7,638)            (4,955)
       Escrowed cash.................................................                    (16,740)            (2,113)
       Other payables/receivables (affiliates).......................                      6,923             (2,443)
       Accounts payable and other liabilities........................                     27,353             (5,216)
                                                                                       ---------          ---------
   Net cash provided by operating activities.........................                    113,728             78,599
                                                                                       ---------          ---------
Cash Flows from Investing Activities:
   Purchase and development of real estate...........................                   (196,255)           (69,692)
   Investment in real estate.........................................                    (33,018)           (43,370)
   Investment in joint ventures......................................                       (541)            (9,918)
   Proceeds from sale of real estate.................................                     98,010             29,291
   Distributions received from joint ventures and unconsolidated
     subsidiaries....................................................                      3,218              3,800
                                                                                       ---------          ---------
   Net cash used in investing activities.............................                   (128,586)           (89,889)
                                                                                       ---------          ---------
Cash Flows from Financing Activities:
   Net proceeds from sale of common shares...........................                      5,704                829
   Net proceeds from the sale of preferred units.....................                                        50,000
   Purchase of treasury shares.......................................                    (28,845)           (28,847)
   Distributions paid to limited partners............................                     (2,298)            (2,126)
   Distributions paid to common shareholders.........................                    (49,982)           (47,399)
   Distributions paid to preferred shareholders......................                     (5,151)            (4,679)
   Distributions paid to preferred unitholders.......................                     (6,305)            (3,943)
   Distributions paid for minority interest in real estate
    partnerships.....................................................                       (229)
   Proceeds from debt on real estate.................................                    274,845            355,844
   Repayments of debt on real estate.................................                   (181,259)          (301,265)
                                                                                       ---------          ---------
   Net cash provided by financing activities.........................                      6,480             18,414
                                                                                       ---------          ---------

   Net change in cash and cash equivalents...........................                     (8,378)             7,124
   Cash and cash equivalents, beginning of period....................                     13,313              5,523
                                                                                       ---------          ---------
   Cash and cash equivalents, end of period..........................                  $   4,935          $  12,647
                                                                                       =========          =========
Supplemental Cash Flow Information:
   Cash paid for interest............................................                  $  51,205          $  45,932
                                                                                       =========          =========

  The accompanying notes are an integral part of these consolidated financial statements.

                           PRENTISS PROPERTIES TRUST
                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS

1.   The Organization

     Prentiss Properties Trust is a Maryland Real Estate Investment Trust ("REIT") that acquires, owns, manages, leases, develops and builds office and industrial properties throughout the United States. The Company is self-administered in that it provides its own administrative services, such as accounting, tax and legal, internally through its own employees. The Company is self-managed in that it internally provides all the management and maintenance services that its properties require through its own employees such as property managers, leasing professionals and engineers. The Company operates principally through Prentiss Properties Acquisition Partners, L.P. and its subsidiaries (the "Operating Partnership") and Prentiss Properties Limited, Inc. (the "Manager") (collectively referred to herein as the "Company"). As of September 30, 2000, the Company owned interests in a diversified portfolio of 186 primarily suburban Class A office and suburban industrial properties containing approximately 19.2 million net rentable square feet. The properties consist of 134 office buildings (the "Office Properties") containing approximately 15.3 million net rentable square feet and 52 industrial buildings (the "Industrial Properties" and together with the Office Properties, the "Properties") containing approximately
3.9 million net rentable square feet. The Properties include 6 Office Properties containing 645,000 square feet that are in various stages of development or that have been recently developed by the Company and are in various stages of lease-up (the "Development Properties"). As of September 30, 2000, the Office Properties and Industrial Properties, exclusive of the Development Properties, were 96% leased to approximately 1,200 tenants and 94% leased to approximately 115 tenants, respectively. In addition to managing the Properties that the Company owns or has ownership interests in, the Company manages approximately
22.2 million net rentable square feet in office, industrial and other properties that are owned by third parties.

     Termination of the Merger

     On September 21, 2000, the Company, Mack-Cali Realty Corporation, a Maryland corporation ("Mack-Cali") and Mack-Cali Realty, L.P., a Delaware limited partnership of which Mack- Cali is the sole general partner ("Mack-Cali Partnership"), entered into a Termination and Release Agreement (the "Termination Agreement"). The Termination Agreement provides for termination of the Agreement and Plan of Merger (the "Merger Agreement") among the parties dated June 27, 2000.

     In connection with the Termination Agreement, and pursuant to an Escrow Agreement dated September 21, 2000 (the "Escrow Agreement"), Mack-Cali deposited $25,000,000 in escrow for the benefit of the Company (the "Termination Fee"). Per the Escrow Agreement, the funds are to be held pending delivery to Chicago Title Insurance Company (the "Escrow Agent") and Mack-Cali by the Company of either (i) a letter from the Company's independent accountants indicating the maximum amount of money that can be paid at that time to the Company without causing the Company to fail to maintain its REIT status or (ii) a Fee Tax Opinion (as defined below).

     A "Fee Tax Opinion" shall mean a letter from outside counsel of the Company indicating that the Company has received a ruling from the Internal Revenue Service holding that the receipt by the Company of the funds held in escrow would not cause the Company to fail to maintain its REIT status.

     If any funds remain in the escrow account subsequent to December 31, 2005, the Escrow Agent shall return such funds to Mack-Cali. The Company anticipates having the capacity to request the entire $25.0 million prior to December 31, 2005.

     Also, in connection with the Termination Agreement, the Company and Mack-Cali Texas Property L.P., a Texas limited partnership ("Mack-Cali Texas"), entered into a Purchase and Sale Contract dated September 21, 2000 (the "Purchase and Sale Contract") pursuant to which Mack-Cali Texas sold and the Company acquired the Cielo Center in Austin, Texas for a purchase price of $47.2 million.

     On September 26, 2000, the Company requested and received $8.0 million from the escrow account. The proceeds received were recorded net of merger related cost totaling $3.9 million. The remaining $17.0 million

                           PRENTISS PROPERTIES TRUST
                            NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS

termination fee is presented on the Company's September 30, 2000 consolidated balance sheet in the line items escrowed cash and deferred merger termination fee.

     Real Estate Transactions

     During the three months ended September 30, 2000, the Company: (i) sold three office properties, in the Houston area, for approximately $8.5 million;
(ii) sold its remaining Dallas industrial property for approximately $3.6 million; (iii) acquired a beneficial interest in the Lake Merritt Tower I building containing approximately 201,000 square feet in the San Francisco Bay Area for $42.9 million, (iv) acquired a 2.5 acre parcel of land adjacent to the Lake Merritt Tower I building for $19.9 million, (v) acquired the Cielo Center buildings which consist of three Office Properties containing approximately 271,000 square feet in the Austin area as discussed above, (vi) transitioned one Property, totaling approximately 148,000 square feet in the Metropolitan Washington D.C. area, from development into operations and as a result moved the real estate from construction in progress to the respective land and buildings and improvements line items on the consolidated balance sheet; (vii) began development of the Salton project, a 59,000 square foot Office Property in the Chicago area; and (viii) moved 935 First Avenue, a 119,000 square foot project slated for demolition in the suburban Philadelphia area, from operations to land held for development.

2.   Basis of Presentation

     The accompanying financial statements are unaudited; however, the financial statements of the Company have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results for the three and nine month periods ended September 30, 2000, are not necessarily indicative of the results to be obtained for the full fiscal year. These financial statements should be read in conjunction with the audited financial statements and notes thereto of the Company, included in its annual report on Form 10-K for the fiscal year ended December 31, 1999.

3.   Debt on Real Estate

     At September 30, 2000, the Company had debt on real estate of $990.4 million, excluding the Company's proportionate share of debt on its 50% and 20% equity investments in the joint ventures owning the Broadmoor Austin Properties and the Burnett Plaza Property, respectively. See note (5) - Investment in Joint Ventures and Unconsolidated Subsidiaries for further information on the Company's equity investments.

     The Company's debt transactions for the three months ended September 30, 2000 are summarized in the table below:

                                                             (in thousands)
Debt on real estate at June 30, 2000.....................       $942,141

Activity for the 3 months ending September 30, 2000:
 Property mortgage loans completed.......................         49,500
 Net payments under the line of credit...................         (6,000)
 Construction loan draws.................................          6,010
 Net payments on mortgage loans..........................         (1,255)
                                                                --------
Debt on real estate at September 30, 2000................       $990,396
                                                                ========

     On July 31, 2000, the Company closed a $49.5 million, 10-year non-recourse mortgage loan with Metropolitan Life Insurance Company. The loan has an interest rate of 7.95% and is collateralized by the Ordway Office Property in the San Francisco Bay Area.

                           PRENTISS PROPERTIES TRUST
                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS

     The Company's debt balance at September 30, 2000 consisted of $650.0 million of fixed rate, non-recourse, long-term mortgages and $340.4 million of floating rate debt, of which $50.0 million is hedged until June 2003 and $110.0 million is hedged until September 2004. Future scheduled principal repayments of debt on real estate are as follows:

                                                     (in thousands)
2000...................................                 $  5,416
2001...................................                   20,486
2002...................................                  106,977
2003...................................                  215,364
2004...................................                  111,883
Thereafter.............................                  530,270
                                                        --------
                                                        $990,396
                                                        ========

4.   Distribution

     On September 13, 2000, the Company declared a cash distribution for the third quarter of 2000 in the amount of $0.485 per share, payable on October 13, 2000 to common shareholders of record on September 30, 2000. Additionally, it was determined that a distribution of $0.485 per unit would be made to the partners of the Operating Partnership, and the holders of the Company's Series A Convertible Preferred Shares (the "Series A Convertible Preferred Shares"). The distributions were paid on October 13, 2000, totaling approximately $20.3 million. In addition, a quarterly distribution totaling $3.2 million in the aggregate was declared on September 13, 2000, for the holders of the Series B Perpetual Preferred Units (the "Series B Perpetual Preferred Units") and the Series C Perpetual Preferred Units (the "Series C Perpetual Preferred Units"). The quarterly distribution, which equates to an annualized 8.3% of the face amount of the Series B Perpetual Preferred Units and an annualized 9.45% of the face amount of the Series C Perpetual Preferred Units, was paid on October 3, 2000.

5.   Investment in Joint Ventures and Unconsolidated Subsidiaries

     The Investment in Joint Ventures and Unconsolidated Subsidiaries includes
(i) the Company's 50% interest in the joint venture owning the Broadmoor Austin Properties; (ii) the Company's 60% interest in the joint ventures owning the Oaklands 21/27 Development Properties; (iii) the Company's 20% interest in the joint venture owning the Burnett Plaza Property; (iv) the Company's 95% interest in the Manager; (v) the Company's recently acquired interest in PPS Partners LLC; (vi) the Company's investment in Urban Media Communications Corporation ("Urban Media"); and (vi) the Company's investment in Narrowcast Communications Corporation ("Narrowcast"). The following information summarizes the financial position at September 30, 2000 and December 31, 1999 and the results of operations for the three and nine months ended September 30, 2000 and 1999 for the investments in which the Company held an interest during the periods presented.


                                                                                                        Company's
Summary of Financial Position:          Total Assets          Total Debt           Total Equity         Investment
(in thousands)                       -------------------  -------------------  -------------------  -------------------
                                     Sept. 30,  Dec. 31,  Sept. 30,  Dec. 31,  Sept. 30,  Dec. 31,  Sept. 30,  Dec. 31,
                                        2000      1999       2000      1999       2000      1999      2000       1999
                                     ---------  --------  ---------  --------  ---------  --------  ---------  --------
Broadmoor Austin Properties/(1)/     $ 118,943  $121,813   $154,000  $154,000   $(35,721) $(34,544) $   4,859  $  5,638
Oaklands 21/27/(2)/                      6,077     4,597      3,923     1,943      2,080     2,057      1,248     1,216
Burnett Plaza Property                  94,411    94,066     47,000    47,000     45,021    44,327      9,038     8,899
Manager                                  8,848    15,827                           4,192     4,190      3,951     3,951
PPS Partners LLC/(3)/                       96                                        68                   50
Urban Media/(4)/                                                                                          538     1,000
Narrowcast/(4)/                                                                                           423
                                     ---------  --------  ---------  --------  ---------  --------  ---------  --------
                                     $ 228,375  $236,303  $ 204,923  $202,943  $  15,640  $ 16,030  $  20,107  $ 20,704
                                     =========  ========  =========  ========  =========  ========  =========  ========

                           PRENTISS PROPERTIES TRUST
                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS

                                                               For the Three Months Ended September 30,
                                                                                                   Company's Share
Summary of Operations:                                Total Revenue             Net Income          of Net Income
(in thousands)                                     ------------------        ----------------     -----------------
                                                     2000      1999           2000      1999       2000       1999
                                                   --------  --------        ------    ------     ------     ------
Broadmoor Austin Properties                        $  4,951  $  4,950        $  948    $  948     $  474     $  474
Oaklands 21/27/(2)/                                     187                      14                    8
Burnett Plaza Property                                4,428     3,384           847       233        170         47
Manager                                               4,124     5,498           201       452        201        452
PPS Partners LLC/(3)/                                   167                     101                   76
                                                   --------  --------        ------    ------     ------     ------
                                                   $ 13,857  $ 13,832        $2,111    $1,633     $  929     $  973
                                                   ========  ========        ======    ======     ======     ======


                                                                 For the Nine Months Ended September 30,
                                                                                                   Company's Share
Summary of Operations:                                Total Revenue             Net Income          of Net Income
(in thousands)                                     ------------------        ----------------     -----------------
                                                     2000      1999           2000      1999       2000       1999
                                                   --------  --------        ------    ------     ------     ------
Broadmoor Austin Properties                        $ 14,849  $ 14,845        $2,886    $2,923     $1,443     $1,462
Oaklands 21/27/(2)/                                     383                      34                   20
Burnett Plaza Property/(5)/                          12,738     6,723         2,251       507        451        101
Manager                                              14,076    15,939           604     1,654        604      1,654
PPS Partners LLC/(3)/                                   453                     287                  215
                                                   --------  --------        ------    ------     ------     ------
                                                   $ 42,499  $ 37,507        $6,062    $5,084     $2,733     $3,217
                                                   ========  ========        ======    ======     ======     ======

/(1)/ The difference between the carrying value of the Company's interest in the Broadmoor Austin Properties and the book value of the underlying equity is being amortized over 40 years.
/(2)/ Oaklands 21/27 consist of two Development Properties in the suburban
      Philadelphia area.
/(3)/ PPS Partners LLC is a joint venture, entered into by the Operating
      Partnership and a third party property owner. The third party property owner will from time to time, at its sole discretion, contribute property management contracts to PPS Partners LLC. The Operating Partnership through a submanagement contract manages the properties and participates in the net income of the venture.
/(4)/ The Company's investments in Urban Media, a provider of broad band internet access to tenants of commercial office buildings and Narrowcast which provides an electronic tenant information service known as Elevator News Network/TM /are investments in marketable securities which are carried on the Company's balance sheet at cost.
/(5)/ The Company's 20% interest in the Burnett Plaza Property was acquired in
      March, 1999.


6.   Supplemental Disclosure of Non-Cash Activities

     During the three months ended September 30, 2000, the Company declared cash distributions totaling $20.3 million payable to holders of common shares, Operating Partnership units and Series A Convertible Preferred Shares. The distributions were paid October 13, 2000. In addition, a distribution totaling $3.2 million in the aggregate was declared on September 13, 2000, payable to holders of the Company's Series B Perpetual Preferred Units and Series C Perpetual Preferred Units. The distribution was paid on October 3, 2000.

     During the nine months ended September 30, 2000, the Company sold a portion of its investment in Urban Media Communications Corporation to certain key employees of the Company as part of the Company's long-term incentive plan to retain such employees. In return for the investment in Urban Media Communications

                           PRENTISS PROPERTIES TRUST
                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS

Corporation, the Company received, from each employee participating in the plan, an individual note receivable. The note receivables from the employees total $462,500 in the aggregate.

     Pursuant to the Company's long-term incentive plan, during the nine months ended September 30, 2000, the Company issued 191,500 restricted shares of the Company's stock to various key employees of the Company. An amount equal to the market price of the shares on the respective date of grant, totaling $4.3 million in the aggregate, was recorded as unearned compensation in the shareholders' equity section of the Company's consolidated balance sheet. The unearned compensation is amortized quarterly as compensation expense over the three-year vesting period.

     In relation to properties disposed of during the nine months ended September 30, 2000, the Company removed from real estate and deferred charges $5.1 million and $760,000 of fully depreciated assets, respectively, as well as receivables of $922,000, liabilities of $2.7 million and prepaid assets of $380,000. In connection with properties acquired during the nine months ended September 30, 2000, the Company assumed liabilities of $2.1 million and prepaid assets of $245,000. The Company removed an additional $3.5 million of deferred charges related to fully depreciated leasing costs.

7.   Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS No. 137"). SFAS No. 133 was originally effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS No. 137 deferred the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of Statement No. 133" ("SFAS No. 138"). This statement amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. The impact of SFAS No. 133 and SFAS No. 138 will be dependent upon the extent of derivative instruments held by the Company and the market for such instruments as of January 1, 2001 and each measurement date thereafter.

8.   Segment Information

     The Company's primary business is the ownership and operation of office and industrial Properties throughout the United States. The Company has determined that its reportable segments are those that are based on the Company's method of internal reporting, which disaggregates its business by geographic region. Effective January 1, 2000, the Company changed its method of internal reporting to consolidate the results of operations and assets for the Southeast region into the Company's Mid-Atlantic region. For comparative purposes, the results of operations for the three and nine month periods ended September 30, 1999 and assets as of September 30, 1999 for the Southeast region have been combined into the Company's Mid-Atlantic region. The Company's reportable segments are the Company's five regions which include (1) Mid-Atlantic; (2) Midwest; (3) Northeast; (4) Southwest; and (5) West.

     The tables below present information about net income/(loss) and segment assets used by the chief operating decision maker of the Company as of and for the three and nine month periods ended September 30, 2000 and 1999.

                           PRENTISS PROPERTIES TRUST
                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS

For the Three Months Ended September 30, 2000
(in thousands)

                                                                                                       Corporate
                                       Mid-                                                 Total    not Allocable Consolidated
                                     Atlantic   Midwest   Northeast  Southwest    West     Segments   to Segments     Total
                                     --------  ---------  ---------  ---------  --------  ----------  -----------  -----------
Revenues                             $ 20,217  $ 20,052  $    7,648  $  19,760  $ 16,703  $   84,380  $        32  $    84,412
                                     ========  ========  ==========  =========  ========  ==========  ===========  ===========

Net income/(loss)                    $ 10,224  $ 10,239  $    3,835  $   5,478  $  8,940  $   38,716  $   (20,458) $    18,258
                                     ========  ========  ==========  =========  ========  ==========  ===========  ===========

Assets                               $449,192  $412,134  $  214,375  $ 506,572  $472,980  $2,055,253  $    41,643  $ 2,096,896
                                     ========  ========  ==========  =========  ========  ==========  ===========  ===========


For the Three Months Ended September 30, 1999
(in thousands)

                                                                                                       Corporate
                                       Mid-                                                 Total    not Allocable Consolidated
                                     Atlantic   Midwest   Northeast  Southwest    West     Segments   to Segments     Total
                                     --------  ---------  ---------  ---------  --------  ----------  -----------  -----------
Revenues                             $ 17,735  $  14,789  $  7,043   $  19,734  $ 17,386  $   76,687  $        41  $    76,728
                                     ========  =========  =========  =========  ========  ==========  ===========  ===========

Net income/(loss)                    $  8,577  $   6,568  $   3,752  $   8,599  $ 10,321  $   37,817  $   (20,621) $    17,196
                                     ========  =========  =========  =========  ========  ==========  ===========  ===========

Assets                               $446,465  $ 367,871  $ 207,706  $ 454,090  $428,025  $1,904,157  $    35,721  $ 1,939,878
                                     ========  =========  =========  =========  ========  ==========  ===========  ===========



For the Nine Months Ended September 30, 2000
(in thousands)

                                                                                                       Corporate
                                       Mid-                                                 Total    not Allocable Consolidated
                                     Atlantic   Midwest   Northeast  Southwest    West     Segments   to Segments     Total
                                     --------  ---------  ---------  ---------  --------  ----------  -----------  -----------
Revenues                             $ 59,224  $  60,303  $  22,263  $  59,136  $ 49,387  $  250,313  $       496  $   250,809
                                     ========  =========  =========  =========  ========  ==========  ===========  ===========

Net income/(loss)                    $ 29,090  $  31,287  $  11,360  $  22,406  $  25,964 $  120,107  $   (67,067) $    53,040
                                     ========  =========  =========  =========  ========= ==========  ===========  ===========


For the Nine Months Ended September 30, 1999
(in thousands)

                                                                                                       Corporate
                                       Mid-                                                 Total    not Allocable Consolidated
                                     Atlantic   Midwest   Northeast  Southwest    West     Segments   to Segments     Total
                                     --------  ---------  ---------  ---------  --------  ----------  -----------  -----------
Revenues                             $ 53,188  $  43,172  $  20,150  $  54,112  $ 51,281  $  221,903  $        80  $   221,983
                                     ========  =========  =========  =========  ========  ==========  ===========  ===========

Net income/(loss)                    $ 26,084  $  20,607  $  10,768  $  23,018  $ 28,162  $  108,639  $   (57,787) $    50,852
                                     ========  =========  =========  =========  ========  ==========  ===========  ===========


9.   Earnings per Share


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

                           PRENTISS PROPERTIES TRUST
                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS


Reconciliation of Earnings per Share Numerator          Three Months     Three Months      Nine Months      Nine Months
                                                            Ended            Ended            Ended            Ended
                                                       Sept. 30, 2000   Sept. 30, 1999   Sept. 30, 2000   Sept. 30, 1999
                                                       --------------  ---------------  ---------------   --------------
                                                                   (in thousands, except per share amounts)
Net income...........................................  $       18,258  $        17,196  $        53,040   $       50,852
Preferred dividends..................................          (1,830)          (1,660)          (5,321)          (4,830)
                                                       --------------  ---------------  ---------------   --------------
Net income available to common shareholders..........  $       16,428  $        15,536  $        47,719   $       46,022
                                                       ==============  ===============  ===============   ==============
Reconciliation of Earnings per Share Denominator

Weighted average common shares outstanding...........          36,375           37,930           36,203           37,973
                                                       ==============  ===============  ===============   ==============

Basic Earnings per Share.............................  $         0.45  $          0.41  $          1.32   $         1.21
                                                       ==============  ===============  ===============   ==============

Dilutive Effect of Common Share Equivalents

Dilutive options.....................................             345              133              202               95
Dilutive preferred shares/(1)/.......................
Weighted average common shares outstanding...........          36,375           37,930           36,203           37,973
                                                       --------------  ---------------  ---------------   --------------
Weighted average common shares and common share
   Equivalents.......................................          36,720           38,063           36,405           38,068
                                                       ==============  ===============  ===============   ==============

Diluted Earnings per Share...........................  $         0.45  $          0.41  $          1.31   $         1.21
                                                       ==============  ===============  ===============   ==============

/(1)/ Preferred shares for the three and nine month periods ended September 30, 2000 and 1999 are excluded from the calculation of Dilutive Earnings per Share as such shares are anti-dilutive for the respective periods.

10.  Subsequent Events

     On October 27, 2000, the Company sold all of its assets located in the Tucson, Arizona area for gross proceeds of approximately $5.7 million. The assets consisted of seven buildings totaling 139,000 square feet.

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

     At December 31, 1999, the Company owned 199 properties consisting of 133 office and 66 industrial properties containing in the aggregate 19.8 million net rentable square feet. During the nine months ended September 30, 2000, the
Company: (i) took ownership of and concurrently sold an office building totaling 225,000 square feet in the Chicago area; (ii) sold 14 industrial properties totaling approximately 1.0 million square feet; (iii) sold a 27,000 square foot development project; (iv) sold three office properties totaling approximately 189,000 square feet; (v) sold 10.7 acres of land in the San Francisco Bay Area;
(vi) acquired the beneficial interest in an office property containing approximately 201,000 square feet and 2.5 acres of adjacent land in the San Francisco Bay Area; (vii) acquired three office properties containing approximately 271,000 square feet in the Austin area; (viii) transitioned five properties, totaling approximately 600,000 square feet, from development into operations; (ix) began development of one office project in the Austin area containing 173,000 square feet and one office project in the Chicago area containing 59,000 square feet; and (x) moved the Company's 935 First Avenue property, a 119,000 square foot project slated for demolition, from operations to land held for development. Inclusive of the Company's development projects, at September 30, 2000, the Company owned 186 properties (the "Properties") totaling approximately 19.2 million net rentable square feet.

Termination of the Merger

     On September 21, 2000, the Company, Mack-Cali Realty Corporation, a Maryland corporation ("Mack- Cali") and Mack-Cali Realty, L.P., a Delaware limited partnership of which Mack- Cali is the sole general partner ("Mack-Cali Partnership"), entered into a Termination and Release Agreement (the "Termination Agreement"). The Termination Agreement provides for termination of the Agreement and Plan of Merger (the "Merger Agreement") among the parties dated June 27, 2000.

     In connection with the Termination Agreement, and pursuant to an Escrow Agreement dated September 21, 2000 (the "Escrow Agreement"), Mack-Cali deposited $25,000,000 in escrow for the benefit of the Company (the "Termination Fee"). Per the Escrow Agreement, the funds are to be held pending delivery to Chicago Title Insurance Company (the "Escrow Agent") and Mack-Cali by the Company of either (i) a letter from the Company's independent accountants indicating the maximum amount of money that can be paid at that time to the Company without causing the Company to fail to maintain its REIT status or (ii) a Fee Tax Opinion (as defined below).

     A "Fee Tax Opinion" shall mean a letter from outside counsel of the Company indicating that the Company has received a ruling from the Internal Revenue Service holding that the receipt by the Company of the funds held in escrow would not cause the Company to fail to maintain its REIT status.

     If any funds remain in the escrow account subsequent to December 31, 2005, the Escrow Agent shall return such funds to Mack-Cali. The Company anticipates having the capacity to request the entire $25.0 million prior to December 31, 2005.

     Also, in connection with the Termination Agreement, the Company and Mack-Cali Texas Property L.P., a Texas limited partnership ("Mack-Cali Texas"), entered into a Purchase and Sale Contract dated September 21,

2000 (the "Purchase and Sale Contract") pursuant to which Mack-Cali Texas sold and the Company acquired the Cielo Center in Austin, Texas for a purchase price of $47.2 million.

Results of Operations

     Effective January 1, 2000, the Company changed its method of internal reporting to consolidate the results of operations for the Southeast region into the Company's Mid-Atlantic region. For comparative purposes, the results of operations for the three and nine month periods ended September 30, 1999 for the Southeast region have been combined into the Company's Mid-Atlantic region.

     The results of operations for the three month periods ended September 30, 2000 and 1999 include the respective regional operations of the Company.

     General. When comparing the results of operations for the three months ended September 30, 2000 to the three months ended September 30, 1999, the following should be considered:

     .    155  Properties that consolidated into the Company's results of operations were owned and fully operational at July 1, 1999 and remained in the Company's portfolio at September 30, 2000;
     .      8  Properties, including the Broadmoor Austin Properties and the
               Burnett Plaza Property, are accounted for using the equity method of accounting;
     .      8  Properties were acquired subsequent to July 1, 1999 and remained in the Company's portfolio at September 30, 2000;
     .     61  Properties were sold subsequent to July 1, 1999;
     .      9  Properties that were developed by the Company became operational subsequent to July 1, 1999 and remained in the portfolio at
               September 30, 2000; and
     .      6  Properties were in various stages of development or in various stages of lease-up at September 30, 2000.

     Rental Revenue. Rental revenues increased by $7.0 million, or 9.2%, to $83.1 million from $76.1 million primarily as a result of Properties acquired or development Properties becoming operational subsequent to July 1, 1999, offset by properties that were sold subsequent to July 1, 1999. Rental income for the 155 Properties that were owned and fully operational at July 1, 1999 and remained in the Company's portfolio at September 30, 2000, increased by $1.5 million, or 2.2%, from $67.5 million for the three months ended September 30, 1999 to $68.9 million for the three months ended September 30, 2000. The increase for these 155 Properties was attributable to the Company's five regions as follows:

     .    33   Properties in the Mid-Atlantic Region increased $1.1 million, or
               6.3%;
     .    18   Properties in the Midwest Region increased $723,000, or 6.1%;
     .    27   Properties in the Northeast Region increased $145,000, or 2.2%;
     .    19   Properties in the Southwest Region decreased $231,000, or 1.4%;
               and
     .    58   Properties in the West Region decreased $220,000, or 1.4%.

     Property Operating and Maintenance. Property operating and maintenance increased by $804,000, or 4.4%, to $19.0 million from $18.2 million primarily as a result of Properties acquired or development Properties becoming operational subsequent to July 1, 1999, offset by properties that were sold subsequent to July 1, 1999. Property operating and maintenance for the 155 Properties that were owned and fully operational at July 1, 1999 and remained in the Company's portfolio at September 30, 2000, increased by $1.0 million, or 5.5%, from $18.4 million for the three months ended September 30, 1999 to $19.4 million for the three months ended September 30, 2000. The increase for these 155 Properties was attributable to the Company's five regions as follows:

     .    33   Properties in the Mid-Atlantic Region increased $150,000, or
               3.1%;
     .    18   Properties in the Midwest Region decreased $70,000, or 2.3%;
     .    27   Properties in the Northeast Region increased $152,000, or 10.7%;
     .    19   Properties in the Southwest Region increased $618,000, or 13.1%;
               and
     .    58   Properties in the West Region increased $160,000, or 3.7%.

     Real Estate Taxes. Real estate taxes increased by $733,000, or 8.4%, to $9.4 million from $8.7 million primarily as a result of Properties acquired or development Properties becoming operational subsequent to July 1, 1999, offset by properties that were sold subsequent to July 1, 1999. Real estate taxes for the 155 Properties that were owned and fully operational at July 1, 1999 and remained in the Company's portfolio at September 30, 2000, decreased by $745,000, or 9.5%, from $7.8 million for the three months ended September 30, 1999, to $7.1 million for the three months ended September 30, 2000. The decrease for these 155 Properties was attributable to the Company's five regions as follows:

     .    33  Properties in the Mid-Atlantic Region increased $115,000, or 9.1%;
     .    18  Properties in the Midwest Region decreased $549,000, or 24.0%;
     .    27  Properties in the Northeast Region increased $77,000, or 14.0%;
     .    19  Properties in the Southwest Region decreased $491,000, or 19.3%;
              and
     .    58  Properties in the West Region increased $103,000, or 8.5%.

     General and Administrative and Personnel Costs, Net. General and administrative and personnel costs increased by $217,000, or 10.2%, to $2.3 million from $2.1 million primarily due to amortization of stock grants issued in 2000.

     Interest Expense. Interest expense increased by $2.1 million, or 13.5%, to $17.5 million from $15.4 million primarily as a result of the increase in debt on real estate from $883.6 million at July 1, 1999 to $990.4 million at September 30, 2000. The increase in debt on real estate resulted primarily from borrowings incurred for the repurchase of common shares and the Company's development and acquisition activity during the period, offset by net proceeds received from the issuance of 2,000,000, $25 par value, Series C Perpetual Preferred Units (the "Series C Perpetual Preferred Units") and asset dispositions during the period.

     Depreciation and Amortization. Depreciation and amortization increased by $2.2 million, or 15.8%, to $16.5 million from $14.2 million primarily as a result of Properties acquired or development Properties becoming operational subsequent to July 1, 1999, offset by properties that were sold subsequent to July 1, 1999. Depreciation and amortization for the 155 Properties that were owned and fully operational at July 1, 1999 and remained in the Company's portfolio at September 30, 2000, increased by $781,000, or 6.5%, from $12.1 million for the three months ended September 30, 1999, to $12.8 million for the three months ended September 30, 2000. The increase for these 155 Properties was attributable to the Company's five regions as follows:

     .    33  Properties in the Mid-Atlantic Region increased $18,000, or less than 1.0%;
     .    18  Properties in the Midwest Region increased $109,000, or 5.6%;
     .    27  Properties in the Northeast Region increased $170,000, or 15.0%;
     .    19  Properties in the Southwest Region increased $149,000, or 4.9%;
              and
     .    58  Properties in the West Region increased $336,000, or 13.5%.

     Equity in Income of Joint Ventures and Unconsolidated Subsidiaries. Equity in income of joint ventures and unconsolidated subsidiaries decreased from $973,000 for the three months ended September 30, 1999 to $929,000 for the three months ended September 30, 2000. The net decrease was primarily attributable to a decrease of $251,000 in the Company's proportionate share of net income from the Manager, offset by increases of $123,000 attributable to the Company's share of the net income from the Burnett Plaza Property and $76,000 from the Company's share of the net income from the PPS Partners LLC joint venture. The decrease in net income from the Manager for the three months ended September 30, 2000 from the three months ended September 30, 1999 results from a decrease in revenues of $1.4 million, partially offset by a decrease in expenses of $1.1 million.

     Merger Termination Fee, Net. On September 26, 2000, the Company received $8.0 million from the Mack-Cali escrow account. The proceeds were recorded net of merger related cost totaling $3.9 million.

       (Loss)/Gain on Sales. (Loss)/gain on sales decreased from a gain on sale of $1.4 million for the three months ended September 30, 1999 to a loss on sale of $2.0 million for the three months ended September 30, 2000. During the three months ended September 30, 1999, the Company sold 12 properties totaling 189,000 square feet. During the three months ended September 30, 2000, the Company sold one industrial property and three office properties comprising, in the aggregate, 310,000 square feet. During the three months ended September 30, 2000, the Company recognized a loss on the sale of two of its Houston properties totaling $3.5 million, partially offset by $1.5 million in gains on the remaining property dispositions. It is the Company's strategy to obtain the maximum value from each of its Properties, which is occasionally achieved through the sale of properties.

     Minority Interests. Minority interests increased by $1.1 million, or 36.8%, from $2.9 million for the three months ended September 30, 1999, to $3.9 million for the three months ended September 30, 2000. The increase was primarily due to the income allocation related to the Series C Perpetual Preferred Units issued in September 1999.

     The results of operations for the nine month periods ended September 30, 2000 and 1999 include the respective regional operations of the Company.

     General. When comparing the results of operations for the nine months ended September 30, 2000 to the nine months ended September 30, 1999, the following should be considered:

     .  151  Properties that consolidated into the Company's results of operations were owned and fully operational at January 1, 1999 and remained in the Company's portfolio at September 30, 2000;
     .    8  Properties, including the Broadmoor Austin Properties and the
             Burnett Plaza Property, are accounted for using the equity method of accounting;
     .    9  Properties, including Burnett Plaza, were acquired subsequent to
             January 1, 1999 and remained in the Company's portfolio at
             September 30, 2000;
     .   63  properties were sold subsequent to January 1, 1999;
     .   13  Properties that were developed by the Company became operational subsequent to January 1, 1999 and remained in the portfolio at
             September 30, 2000; and
     .    6  Properties were in various stages of development or in various stages of lease-up at September 30, 2000.

     Rental Revenue. Rental revenues increased by $27.6 million, or 12.5%, to $247.8 million from $220.2 million primarily as a result of Properties acquired or development Properties becoming operational subsequent to January 1, 1999, offset by properties that were sold subsequent to January 1, 1999. Rental income for the 151 Properties that were owned and fully operational at January 1, 1999 and remained in the Company's portfolio at September 30, 2000, increased by $5.7 million, or 3.0%, from $190.1 million for the nine months ended September 30, 1999 to $195.8 million for the nine months ended September 30, 2000. The increase for these 151 Properties was attributable to the Company's five regions as follows:

     .    31  Properties in the Mid-Atlantic Region increased $1.9 million, or
              4.1%;
     .    18  Properties in the Midwest Region increased $2.0 million, or 5.6%;
     .    27  Properties in the Northeast Region increased $222,000, or 1.2%;
     .    19  Properties in the Southwest Region increased $490,000, or 1.0%;
              and
     .    56  Properties in the West Region increased $1.1 million, or 2.6%.

     Property Operating and Maintenance. Property operating and maintenance increased by $5.7 million, or 11.1%, to $56.7 million from $51.0 million primarily as a result of Properties acquired or development Properties becoming operational subsequent to January 1, 1999, offset by properties that were sold subsequent to January 1, 1999. Property operating and maintenance for the 151 Properties that were owned and fully operational at January 1, 1999 and remained in the Company's portfolio at September 30, 2000, increased by $2.2 million or 4.4%, from $50.2 million for the nine months ended September 30, 1999 to $52.4 million for the nine months ended September 30, 2000. The increase for these 151 Properties was attributable to the Company's five regions as follows:

     .    31  Properties in the Mid-Atlantic Region increased $177,000, or 1.4%;
     .    18  Properties in the Midwest Region increased $177,000, or 2.1%;
     .    27  Properties in the Northeast Region increased $432,000, or 10.1%;
     .    19  Properties in the Southwest Region increased $555,000, or 4.0%;
              and
     .    56  Properties in the West Region increased $888,000, or 8.1%.

     Real Estate Taxes. Real estate taxes increased by $2.9 million, or 11.1%, to $29.0 million from $26.1 million primarily as a result of Properties acquired or development Properties becoming operational subsequent to January 1, 1999, offset by properties that were sold subsequent to January 1, 1999. Real estate taxes for the 151 Properties that were owned and fully operational at January 1, 1999, and remained in the Company's portfolio at September 30, 2000, decreased by $1.5 million, or 6.3%, from $23.4 million for the nine months ended September 30, 1999, to $21.9 million for the nine months ended September 30, 2000. The decrease for these 151 Properties was attributable to the Company's five regions as follows:

     .    31  Properties in the Mid-Atlantic Region increased $134,000, or 3.9%;
     .    18  Properties in the Midwest Region decreased $769,000, or 11.0%;
     .    27  Properties in the Northeast Region increased $87,000, or 5.8%;
     .    19  Properties in the Southwest Region decreased $1.0 million, or
              13.0%; and
     .    56  Properties in the West Region increased $87,000, or 2.5%.

     General and Administrative and Personnel Costs, Net. General and administrative and personnel costs increased by $933,000, or 14.3%, from $6.5 million to $7.5 million. The increase is primarily due to amortization of stock grants issued during 2000.

     Interest Expense. Interest expense increased by $8.5 million, or 19.4%, to $52.0 million from $43.5 million primarily as a result of the increase in debt on real estate from $800.3 million at January 1, 1999 to $990.4 million at September 30, 2000. The increase in debt on real estate resulted primarily from borrowings incurred for the repurchase of common shares and the Company's development and acquisition activity during the period, offset by net proceeds received from the issuance of the Series C Perpetual Preferred Units and asset dispositions during the period.

     Depreciation and Amortization. Depreciation and amortization increased by $7.0 million, or 17.7%, to $46.7 million from $39.7 million primarily as a result of Properties acquired or development Properties becoming operational subsequent to January 1, 1999, offset by properties that were sold subsequent to January 1, 1999. Depreciation and amortization for the 151 Properties that were owned and fully operational at January 1, 1999 and remained in the Company's portfolio at September 30, 2000, increased by $2.6 million, or 8.1%, from $32.1 million for the nine months ended September 30, 1999 to $34.7 million for the nine months ended September 30, 2000. The increase for these 151 Properties was attributable to the Company's five regions as follows:

     .    31  Properties in the Mid-Atlantic Region increased $413,000, or 5.0%;
     .    18  Properties in the Midwest Region increased $221,000, or 4.0%;
     .    27  Properties in the Northeast Region increased $413,000, or 12.4%;
     .    19  Properties in the Southwest Region increased $778,000, or 9.1%;
              and
     .    56  Properties in the West Region increased $778,000, or 12.1%.

     Equity in Income of Joint Ventures and Unconsolidated Subsidiaries. Equity in income of joint ventures and unconsolidated subsidiaries decreased from $3.2 million for the nine months ended September 30, 1999 to $2.7 million for the nine months ended September 30, 2000. The net decrease was primarily attributable to a decrease of $1.0 million in the Company's proportionate share of net income from the Manager, offset by increases of $350,000 in the Company's proportionate share of income from the Burnett Plaza Property, which was acquired on March 25, 1999, and $215,000 in the Company's proportionate share of the income from PPS Partners LLC, a joint venture recently entered into by the Company. The decrease in net income from the Manager results from a decrease in revenues of $1.8 million, partially offset by a decrease in expenses of $800,000.

     Merger Termination Fee, Net. On September 26, 2000, the Company received $8.0 million from the Mack-Cali escrow account. The proceeds were recorded net of merger related cost totaling $3.9 million.

       Gain on Sales. Gain on sales decreased by $1.4 million, to $208,000, from $1.6 million. During the nine months ended September 30, 1999, the Company sold a 12.6 acre parcel of land in the Chicago, Illinois area and 14 properties containing 417,000 square feet. During the nine months ended September 30, 2000, the Company sold 17 properties and one development project comprising, in the aggregate, 1.3 million square feet. During the nine months ended September 30, 2000, the Company recognized a gain from sales of $3.7 million, offset by a

$3.5 million loss on sale from the disposition of two of its Houston properties. It is the Company's strategy to obtain the maximum value from each of its Properties, which is occasionally achieved through the sale of properties.

     Minority Interests. Minority interests increased by $3.5 million, or 42.4%, from $8.3 million for the nine months ended September 30, 1999, to $11.8 million for the nine months ended September 30, 2000. The increase was primarily attributable to the income allocation related to the Series C Perpetual Preferred Units issued in September 1999.

Liquidity and Capital Resources

     Cash and cash equivalents were $4.9 million and $13.3 million at September 30, 2000 and December 31, 1999, respectively. The decrease in cash and cash equivalents is primarily a result of cash flows used in investing activities exceeding those provided by operating and financing activities. Net cash provided by operating activities was $113.7 million for the nine months ended September 30, 2000 compared to $78.6 million for the nine months ended September 30, 1999.

     Net cash used in investing activities increased from $89.9 million for the nine months ended September 30, 1999 to $128.6 million for the nine months ended September 30, 2000. This increase is due primarily to an increase in asset acquisitions during the nine months ended September 30, 2000 from the nine months ended September 30, 1999, partially offset by an increase in asset sales during 2000.

     Net cash provided by financing activities totaled $6.5 million for the nine months ended September 30, 2000, a decrease from $18.4 million for the nine months ended September 30, 1999. This decrease is primarily attributable to net proceeds from the sale of preferred units of $50.0 million in 1999, partially offset by an increase in net borrowings in 2000.

     As of September 30, 2000, the Company had outstanding total indebtedness, including its pro rata share of joint venture debt and construction loans of approximately $1.1 billion, or approximately 46.49% of total market capitalization based on a common share price of $26.125 per common share. The Company's policy is to limit combined indebtedness plus its pro rata share of joint venture debt and construction loans so that at the time such debt is incurred, it does not exceed 50% of the Company's total market capitalization. As of September 30, 2000, the Company had the approximate capacity to borrow up to an additional $162.7 million under the debt limitation. The amount of indebtedness that the Company may incur, and the policies with respect thereto, are not limited by the Company's declaration of trust and bylaws, and are solely within the discretion of the Company's board of trustees.

  The following table sets forth the Company's debt as of September 30, 2000:


                                             Current                           Interest
Description                                  Balance        Amortization         Rate                     Maturity
------------------------------------      -------------     ------------   ------------------       -----------------------
(in thousands)
Executive Center Del Mar                       $ 13,267     None              LIBOR+1.35%              December 19, 2001/(10)/
Burnett Plaza /(1)/                               9,400     None                 7.50%                 February 1, 2002
Bank Term Facility                              100,000     None              LIBOR+1.375%             October 13, 2002
Del Mar Gateway                                  14,918     None              LIBOR+1.75%              March 21, 2003
Barton Skyway II                                 14,371     None              LIBOR+1.75%              April 12, 2003
Line of Credit                                  120,000     None              LIBOR+1.375%             May 2, 2003
Bachman West                                      2,940     25 yr.               8.63%                 December 1, 2003
Northeast Portfolio Loan /(2)/                   59,377     25 yr.               6.80%                 December 10, 2003
One Westchase Center                             24,612     25 yr.               7.84%                 February 1, 2004
Crescent Centre                                  12,000     None                 7.95%                 March 1, 2004
Bank Term Loan  /(3)/                            72,500     None/(7)/         LIBOR+1.625%             September 30, 2004
Walnut Glen Tower                                34,853     30 yr.               6.92%                 April 1, 2005
Highland Court                                    4,863     25 yr.               7.27%                 April 1, 2006
Oaklands Corporate Center /(4)/                   1,294     20 yr.               8.65%                 August 1, 2006
Westheimer Central Plaza                          5,890     25 yr.               8.38%                 August 1, 2006
Creamery Way /(4)/                                3,638     20 yr.               8.30%                 September 19, 2006
PPREFI Portfolio Loan /(5)/                     180,100     None                 7.58%                 February 26, 2007
Oaklands Corporate Center /(4)/                   6,228     25 yr.               8.55%                 July 1, 2007
Oaklands Corporate Center /(4)/                   2,626     25 yr.               8.40%                 November 1, 2007
Corporetum Office Campus                         25,617     30 yr.               7.02%                 February 1, 2009
Natomas Corporate Center                         37,439     30 yr.               7.02%                 February 1, 2009
7101 Wisconsin Avenue                            21,201     30 yr.               7.25%                 April 1, 2009
2500 Cumberland Parkway                          14,500     None /(8)/           7.46%                 July 15, 2009
The Ordway                                       49,467     30 yr.               7.95%                 April 1, 2010
World Savings Center                             29,326     30 yr.               7.91%                 November 1, 2010
Park West C2                                     35,015     30 yr.               6.63%                 November 10, 2010
One O'Hare Centre                                41,489     30 yr.               6.80%                 January 10, 2011
3130 Fairview Park Drive                         23,178     30 yr.               7.00%                 April 1, 2011
Broadmoor Austin /(6)/                           77,000     None /(9)/           7.04%                 April 10, 2011
Bannockburn Centre                               26,946     30 yr.               8.05%                 June 1, 2012
Southpoint (III) /(4)/                            7,434     20 yr.               7.75%                 April 14, 2014
Other Corporate Debt                              5,307     None                 7.40%                 Various
                                             ----------
     Total                                   $1,076,796
                                             ==========

/(1)/ The Company, through the Operating Partnership, owns a 20% non-controlling partnership interest in the entity that owns the Burnett Plaza Property, which interest is accounted for using the equity method of accounting. The amount shown reflects the Company's proportionate share of the mortgage indebtedness collateralized by the Property.
/(2)/ The Northeast Portfolio Loan is collateralized by the following 11
      Properties: Valleybrooke (five Properties), Lake Center (two Properties), certain of the Southpoint Properties (two Properties), and certain of the Woodland Falls Properties (two Properties).
/(3)/ The Bank Term Loan is collateralized by the following four Properties:
      Willow Oaks I & II (two Properties), 8521 Leesburg Pike and Croton Road Corporate Center.
/(4)/ The mortgage loan is collateralized by certain of the Properties in the respective office Property grouping.
/(5)/ The PPREFI Portfolio Loan is collateralized by the following 36
      Properties: certain of the Los Angeles Industrial Properties (18 Properties), certain of the Chicago Industrial Properties (four Properties), the Cottonwood Office Center Properties (three Properties), Park West E1 and E2 (two Properties), One Northwestern Plaza, 3141 Fairview Park Drive, 2455 Horsepen Road, O'Hare Plaza II, 1717 Deerfield Road, 2411 Dulles Corner Road, 4401 Fair Lakes Court, the WestPoint Office Building and the PacifiCare Building.
/(6)/ The Company, through the Operating Partnership, owns a 50% non-controlling partnership interest in the entity that owns the Broadmoor Austin Properties, which interest is accounted for using the equity method of accounting. The amount shown reflects the Company's proportionate share of the mortgage indebtedness collateralized by the Properties.
/(7)/ The loan, which was entered into in October 1999, has no principal amortization during the first 24 months of the loan term. Principal and interest are payable for the remaining loan term based on a 25-year amortization.
/(8)/ The loan, which was entered into in May 1999, has no principal amortization during the first 58 months of the loan term. Principal and interest are payable for the remaining loan term based on a 30-year amortization.

/(9)/ The loan, which was entered into in March 1998, has no principal amortization during the first 36 months of the loan term. Principal and interest are payable for the remaining loan term based on a 16.25-year amortization.
/(10)/ December 19, 2001 represents a maturity date based on the Company's anticipated execution of its option to extend the term of the loan one year beyond the original maturity date of December 19, 2000.

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


                                                                             Swap Rate Received
                                                                               (Variable) at
Notional Amount         Swap Rate Paid (Fixed)    Effective Fixed Rate       September 30, 2000         Swap Maturity
----------------------  ----------------------   -----------------------  -----------------------   ----------------------
$20 million                              6.155%                   7.780%                    6.618%             June 2, 2003
$30 million                              6.155%                   7.780%                    6.618%             June 2, 2003
$50 million                              6.253%                   7.628%                    6.618%       September 30, 2004
$60 million                              6.248%                   7.623%                    6.618%       September 30, 2004

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

     The Company has considered its short-term liquidity needs and the adequacy of adjusted estimated cash flows and other expected liquidity sources to meet these needs. The Company believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements and the minimum distribution required to maintain the Company's REIT qualification under the Internal Revenue Code. The Company anticipates that these needs will be fully funded from the Company's cash flows provided by operating activities and, when necessary, to fund shortfalls resulting from the timing of collections of accounts receivable in the ordinary course of business, from the line of credit, and the leasing, development and construction business from the Manager. The Manager's sole sources of income are fees generated by its office and industrial real estate management, leasing, development, and other fee businesses.

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

     The Company has in place a $300 million unsecured line of credit with a group of 12 banks (the "Line of Credit"). In May of 2000, the Company closed a three-year renewal of its Line of Credit. The new facility has an initial interest rate of LIBOR plus 137.5 basis points. The Line of Credit is unsecured and matures on May 2, 2003. Additionally, the Company is required to pay an average daily unused commitment fee of 25 basis points per annum if the daily unused portion of the Line of Credit is greater than $200 million. The fee is reduced to 20 basis points per annum if the daily unused portion is greater than $100 million, but less than or equal to $200 million. The fee is further reduced to 15 basis points per annum if the daily unused portion of the Line of Credit is less than or equal to $100 million. The Company made net payments on the Line of Credit during the three months ended September 30, 2000 of $6.0 million and had an outstanding balance of $120.0 million at September 30, 2000, resulting in an available balance of $180.0 million.

     The Company's Properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. For the three months ended September 30, 2000, the Company's recurring non-incremental revenue-generating capital expenditures totaled $5.8 million. The Company's recurring non-incremental revenue-generating capital expenditures were attributable to the Company's regions as follows: (1) Mid-Atlantic-$1.8 million; (2) Midwest-$1.6 million; (3) Northeast-$300,000; (4) Southwest-$1.5 million; and (5) West-$600,000.

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


                                                              Three Months    Three Months     Nine Months     Nine Months
                                                                  Ended           Ended           Ended           Ended
                                                             Sept. 30, 2000   Sept. 30, 1999  Sept. 30, 2000  Sept. 30, 1999
                                                             --------------   --------------  --------------  --------------
Funds from Operations
Net income................................................      $18,258            $17,196        $53,040         $50,852
Add:
 Real estate depreciation and amortization................       16,441             14,203         46,673          39,663
 Real estate depreciation and amortization of
  unconsolidated joint ventures...........................          721                651          2,091           1,816
 Minority interests/(1)/..................................        3,912              2,846         11,674           8,168
Less:
 Merger termination fee, net/(2)/.........................       (4,091)                           (4,091)
 Loss/(gain) on sales of property.........................        2,038             (1,354)          (208)         (1,643)
 Dividend on perpetual preferred units....................       (3,153)            (2,155)        (9,458)         (6,098)
                                                                -------            -------        -------         -------
Funds from Operations.....................................      $34,126            $31,387        $99,721         $92,758
                                                                =======            =======        =======         =======

/(1)/ Represents the minority interests applicable to the common and preferred unit holders of the Operating Partnership.

/(2)/ Although the fee is not considered an extraordinary item in accordance with GAAP, it is the Company's opinion that it is appropriate to exclude the fee from Funds from Operations.

     Funds from Operations increased by $2.7 million and $7.0 million for the three and nine months ended SeptemberE30, 2000 from the three and nine months ended September 30, 1999, respectively, as a result of the factors discussed in the analysis of operating results.

Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS No. 137"). SFAS No. 133 was originally effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS No. 137 deferred the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of Statement No. 133" ("SFAS No. 138"). This statement amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. The impact of SFAS No. 133 and SFAS NO. 138 will be dependent upon the extent of derivative instruments held by the Company and the market for such instruments as of January 1, 2001 and each measurement date thereafter.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     The Company's primary market risk exposure is to changes in interest rates as a result of its Line of Credit and long-term debt. At September 30, 2000, the Company had outstanding total indebtedness, including its pro rata share of joint venture debt and construction loans, of approximately $1.1 billion, or approximately 46.49% of total market capitalization. The Company's interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower its overall borrowing costs. To achieve this objective, the Company manages its exposure to fluctuations in market interest rates for its borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks to mitigate its interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of its variable debt. The Company does not enter into derivative or interest rate transactions for speculative purposes. Approximately 68% of the Company's outstanding debt was subject to fixed rates with a weighted average interest rate of 7.41% at September 30, 2000. An additional $160.0 million, or 14.9%, of the Company's outstanding debt at September 30, 2000, was effectively locked at an interest rate (before the spread over LIBOR) of 6.22% through its Interest Rate Swap agreements. The Company regularly reviews interest rate exposure on its outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

     The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates, including Interest Rate Swaps and debt obligations. For debt obligations outstanding at September 30, 2000, including the Company's pro rata share of joint venture debt totaling $86.4 million, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For Interest Rate Swaps, the table presents notional amounts and weighted average interest rates by expected contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve as of September 30, 2000. The fair value of the Company's fixed rate debt indicates the estimated principal amount of debt having similar debt service requirements, which could have been borrowed by the Company at September 30, 2000. The rate assumed in the fair value calculation of fixed rate debt is equal to 7.71%, which consist of the 7-year treasury of 5.96% at September 28, 2000 plus 175 basis points. The fair value of the Company's variable to fixed Interest Rate Swaps indicates the estimated amount that would have been received by the Company had they been sold at September 30, 2000.

                                                          Expected Maturity Date
                                                              (in thousands)
                              --------------------------------------------------------------------------------------
                                                                                                             Fair
                                 2000     2001       2002       2003       2004      Thereafter    Total     Value
                                 ----     ----       ----       ----       ----      ----------    -----     -----
Liabilities
Long-Term Debt:
   Fixed Rate                   $1,383   $ 7,858   $ 18,724   $ 68,589   $ 43,857     $596,022   $736,433  $724,574
      Average Interest Rate       7.41%     7.41%      7.41%      7.41%      7.44%        7.41%
   Variable Rate                 4,033    14,590    100,527    149,862     71,351                 340,363   340,363
      Average Interest Rate       8.15%     8.14%      8.15%      8.24%      8.36%

Interest Rate Derivatives
Interest Rate Swaps:
   Variable to Fixed                                          $ 50,000   $110,000                          $  1,447
      Avg. Pay Rate               6.22%     6.22%      6.22%      6.23%      6.25%
      Avg. Receive Rate           6.62%     6.62%      6.62%      6.62%      6.62%

     The table incorporates only those exposures that exist as of September 30, 2000 and does not consider exposures or positions which could arise after that date. In addition, because firm commitments are not represented in the table above, the information presented therein has limited predictive value. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, prevailing interest rates, and the Company's hedging strategies at that time. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's financing requirements.

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

        10.6 -- Termination and Release Agreement, dated as of September 21, 2000, by and among Prentiss Properties Trust, Prentiss Properties Acquisition Partners, L.P., Mack-Cali Realty Corporation and Mack-Cali Realty, L.P. (filed as an exhibit to the Company's Form 8-K dated September 21, 2000, filed on September 22, 2000).

        10.7 -- Escrow Agreement, dated as of September 21, 2000, by and among Prentiss Properties Trust, Prentiss Properties Acquisition Partners, L.P., Mack-Cali Realty Corporation and Mack-Cali Realty, L.P. and Chicago Title Insurance Company, as escrow agent (filed as an exhibit to the Company's Form 8-K dated September 21, 2000, filed on September 22, 2000).

        10.8 -- Purchase and Sale Contract, dated as of September 21, 2000, by and among Mack-Cali Texas Property L.P. and Prentiss Properties Acquisition Partners, L.P. (filed as an exhibit to the Company's Form 8-K dated September 21, 2000, filed on September 22, 2000).

        27.1*     -- Financial Data Schedule.

        99.1 -- Press Release, dated June 28, 2000 (Incorporated by reference to exhibit 99.1 of the Company's Current Report on Form 8-K, dated June 27, 2000) (filed as an exhibit to the Company's Form 8-K dated June 27, 2000, filed on July 3,
                  2000).

        99.2 -- Press Release, dated September 22, 2000 (filed as an exhibit to the Company's Form 8-K dated September 21, 2000, filed on September 22, 2000).

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

     On September 22, 2000, the Company filed with the SEC a Current Report on Form 8-K, dated September 21, 2000. The Current Report on Form 8-K relates to the termination of the Merger between the Company and Mack-Cali Realty Corporation.

                                   SIGNATURE
                                   ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          PRENTISS PROPERTIES TRUST

Date:  November 10, 2000  By:             /s/ Thomas P. Simon
                             ---------------------------------------------------
                                              Thomas P. Simon
                              Senior Vice President and Chief Accounting Officer (Principal Accounting Officer and Duly Authorized
                                         Officer of the Company)