Form 10-K405
period 2000-12-31
PRENTISS PROPERTIES TRUST/MD
filed 2001-03-27
CIK 1011699

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

 (Mark One)
    [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

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

                                      NONE
                                (Title of class)

          Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

          The aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 20, 2001, was approximately $819,455,692.

          As of March 20, 2001, the number of Common Shares of Beneficial Interest outstanding was 36,670,971, and the number of outstanding Participating Cumulative Redeemable Preferred Shares of Beneficial Interest, Series D, was 3,773,585.

                       DOCUMENTS INCORPORATED BY REFERENCE

          Part III incorporates by reference the Company's Definitive Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held on May 9, 2001.

                            PRENTISS PROPERTIES TRUST

                                      INDEX

                                                                       FORM 10-K
                                                                         REPORT
ITEM NO.                                                                  PAGE
--------                                                               ---------

Forward-Looking Statements.................................................. 3

                                     PART I

   1.  Business............................................................. 3
   2.  Properties........................................................... 8
   3.  Legal Proceedings....................................................13
   4.  Submission of Matters to a Vote of Security Holders..................13

                                     PART II

   5.  Market for Registrant's Common Equity and
        Related Shareholder Matters.........................................14
   6.  Selected Financial and Operating Data................................16
   7.  Management's Discussion and Analysis of
        Financial Condition and Results of Operations.......................20
  7A.  Quantitative and Qualitative Disclosures About Market Risk...........41
   8.  Financial Statements and Supplementary Data..........................42
   9.  Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure.................................42

                                    PART III

  10.  Trustees and Executive Officers of the Company.......................43
  11.  Executive Compensation...............................................43
  12.  Security Ownership of Certain Beneficial Owners and Management.......43
  13.  Certain Relationships and Related Transactions.......................43

                                     PART IV

  14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....44

                           FORWARD-LOOKING STATEMENTS

      This Form 10-K and the documents incorporated by reference herein may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). When used in this Form 10-K, words such as "anticipate," "believe," "estimate," "expect," "intend," "predict," "project," and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management as well as assumptions made by and information currently available to us. These forward-looking statements are subject to certain risks, uncertainties and assumptions, including risks, uncertainties and assumptions related to the following:

o  the geographic concentration of      o  conflicts of interest;
   our properties;

o  our real estate acquisition,         o  change in our investment,
   redevelopment, development and          financing and borrowing policies
   construction activities;                without shareholder approval;

o  operating performance of             o  our dependence on key personnel;
   properties;

o  our incurrence of debt;              o  our third-party property
                                           management, leasing, development
                                           and construction business and
                                           related services; and

o  limited ability of shareholders      o  effect of shares available for
   to effect a change of control;          future sale on price of common
                                           shares.

o  qualifying as a REIT for federal
   income tax purposes;

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

                                     PART I

ITEM 1.       BUSINESS

OVERVIEW

          The Company is a Maryland real estate investment trust ("REIT") that acquires, owns, manages, leases, develops and builds primarily office properties throughout the United States. The Company is self-administered, in that it provides its own administrative services, such as accounting, tax and legal, internally through its own employees. The Company is self-managed, in that it internally provides all the management and maintenance services that its properties require through its own employees, such as property managers, leasing professionals and engineers. The Company operates principally through Prentiss Properties Acquisition Partners, L.P. and its subsidiaries (the "Operating Partnership") and Prentiss Properties Limited, Inc. (the "Manager") (collectively referred to herein as the "Company"). As of December 31, 2000 the Company owned interests in a diversified portfolio of 181 primarily suburban Class A office and suburban industrial properties containing approximately 19.5 million net rentable square feet. The properties consist of 136 office buildings (the "Office Properties") containing approximately 15.8 million net rentable square feet and 45 industrial buildings (the "Industrial Properties" and together with the Office Properties, the "Properties") containing approximately
3.7 million net rentable square feet. The Properties include 9 Office

Properties containing 1.2 million square feet that are in various stages of development or have been recently developed by the Company and are in various stages of lease-up (the "Development Properties"). As of December 31, 2000, the Office Properties and Industrial Properties, exclusive of the Development Properties, were approximately 96% leased to approximately 1,200 tenants and approximately 98% leased to approximately 85 tenants, respectively. In addition to managing the Properties that the Company owns, the Company manages approximately 20.2 million net rentable square feet of office, industrial and other properties for third parties.

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

          The Company's Properties are located in 13 markets, which are included in the Company's reportable segments as follows:

REPORTABLE SEGMENT   MARKET
------------------   ------
Mid-Atlantic         Atlanta, Metropolitan Washington, DC
Midwest              Chicago, Suburban Detroit
Northeast            Suburban Philadelphia
Southwest            Austin, Dallas/Fort Worth, Denver, Houston
West                 Los Angeles, Sacramento, San Diego, San Francisco Bay Area

-----------

          For revenues, profit and loss, and total asset information on each of the Company's segments, see Note (19) to the Company's Consolidated Financial Statements.

RECENT DEVELOPMENTS

          The Operating Partnership and Brandywine Operating Partnership, L.P. ("Brandywine") have entered into various contribution agreements, dated March 14, 2001, pursuant to which the Company will transfer all of its assets in suburban Philadelphia (the Company's Northeast region) to Brandywine and acquire Brandywine's asset holdings in northern Virginia. The suburban Philadelphia assets currently owned by the Company consist of 1.6 million square feet in 30 existing office buildings, a 103,000 square foot office development currently under construction and 6.9 acres of developable land. Brandywine's holdings in northern Virginia consist of 657,155 square feet in 4 existing office buildings, along with an interest in Brandywine Tysons International Partners a joint venture owning 2 office properties totaling 456,463 square feet. Brandywine will assume approximately $79.8 million of existing debt and make a cash payment to the Company of approximately $19.6 million. In addition, the Company agreed to issue to Brandywine 200,000 7.5% Series E Cumulative Preferred Units of the Operating Partnership with a stated value of approximately $10.0 million and common units of the Operating Partnership equal to approximately $650,000. The Company granted an option exercisable after December 31, 2004, which allows the venture partner to exchange all or part of its partnership interest in Brandywine Tysons International Partners for common shares of the Company at the liquidation value of such partnership interest.

          As a result of closing the transaction, the Company's regional presence will decrease from five to four and its markets from 13 to 12. Subsequent to the transaction, the Company's Mid-Atlantic region will represent approximately 30% of the Company's total real estate holdings.

          On March 20, 2001, the Company, the Operating Partnership and Security Capital Preferred Growth Incorporated ("SCPG") entered into an Exchange Agreement (the "Exchange Agreement"). The Exchange Agreement provided for the issuance by the Company of 3,773,585 Series D Cumulative Redeemable Preferred Shares (the "Series D Preferred Shares") to SCPG in exchange for all of the Company's issued and outstanding Series A Cumulative Redeemable Preferred Shares (the "Series A Preferred Shares") held by SCPG. The issuance of the Series D Preferred Shares was exempt from registration under the Securities Act by virtue of Section 4(2) of the Securities Act.

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

External Growth

          Development

          The Company intends to capitalize on its development capabilities by selectively developing (and redeveloping) properties in markets with favorable current and projected long-term demographic characteristics and supply-demand imbalances. The Company controls all aspects of the development process, including site selection, project concept, design and construction, financing, leasing and property management. The Company intends to continue developing primarily office properties on a build-to-suit basis, but it will also consider selective opportunities for speculative development, when appropriate. During the year ended December 31, 2000, the Company completed construction of 5 Office Properties containing 599,000 square feet, that were leased and phased into operations. In addition, the Company began development of 740,000 net rentable square feet of Office Properties during the year. At December 31, 2000, the Company had 9 Developments Properties containing 1.2 million square feet under construction or in various stages of lease-up. The following tables present the development completions and development starts during 2000:

                                                                                    NUMBER OF                   NET RENTABLE
DEVELOPMENT COMPLETIONS                MARKET                    SEGMENT            BUILDINGS    TYPE          SQUARE FEET(1)
-----------------------                ------                    -------            ---------    ----          --------------
                                                                                                               (in thousands)
Barton Skyway I                        Austin                    Southwest              1        Office              195
Croton Road Corporate Center           Suburban Philadelphia     Northeast              1        Office               97
Lakeview Center                        Dallas/Fort Worth         Southwest              1        Office              101
Research Office Center                 Metro. Washington, DC     Mid-Atlantic           1        Office              148
Spyglass Point                         Austin                    Southwest              1        Office               58
                                                                                        -                            ---
Total Development Completions                                                           5                            599
                                                                                        =                            ===

                                                                                    NUMBER OF                   NET RENTABLE
DEVELOPMENT STARTS                     MARKET                    SEGMENT            BUILDINGS    TYPE          SQUARE FEET(1)
------------------                     ------                    -------            ---------    ----          --------------
                                                                                                               (in thousands)
935 First Avenue                       Suburban Philadelphia     Northeast              1        Office              103
Barton Skyway III                      Austin                    Southwest              1        Office              173
Barton Skyway IV                       Austin                    Southwest              1        Office              223
Salton                                 Chicago                   Midwest                1        Office               59
Willow Oaks II                         Metro. Washington, DC     Mid-Atlantic           1        Office              182
                                                                                        -                            ---
Total Development Starts                                                                5                            740
                                                                                        =                            ===

-----------

(1) The area of a property for which a tenant is required to pay rent, which includes the actual rentable area plus a portion of the common areas of the property allocated to a tenant.

See "Item 2. Properties" for additional information on the Company's Development Properties.

          Acquisitions

In addition to development opportunities, the Company invests opportunistically, pursuing assets that are:

o managed by the Company or owned by the Company's existing management clients which become available for sale;

o performing at a level believed to be substantially below potential due to identifiable management weaknesses or temporary market conditions;

o    encumbered by indebtedness that is in default or is not performing;

o held or controlled by short-term owners (such as assets held by insurance companies and financial institutions under regulatory pressure to sell); or

o properties with below market leases which may be re-leased in the near term to improve cash flow.

The Company believes it is particularly well-positioned to acquire properties because of its:

o presence in and knowledge of its 13 markets across the United States through a diversified base of approximately 1,300 tenants and existing relationships with 46 different management clients;

o    access to capital as a public company, including its credit facilities;

o    reputation as a buyer with the ability to execute complicated transactions;

o    fully-integrated operations which allow rapid response to opportunities;

o UPREIT structure, which may allow sellers to defer tax consequences on sale; and

o relationships with real estate brokers, institutional owners, and third-party management clients, which often allow preferential access to opportunities.

In evaluating potential acquisition opportunities, the Company relies on the experience of its employees and on its internal research capabilities in considering a number of factors, including:

o macro-economic issues that impact the market in which the property is located;

o    location and competition in the property's market;

o occupancy of and demand for properties of a similar type in the same market;

o    the construction quality and condition of the property;

o the potential for increased cash flow after benefiting from the Company's renovations, refurbishment and upgrades;

o    purchase price relative to replacement costs; and

o the potential to generate revenue growth at or above levels of economic growth in the property's market.

         Further, the Company believes its development expertise enables it to identify the potential for improvement in an acquisition opportunity, which might not be apparent to a buyer without similar expertise.

         During the year ended December 31, 2000, the Company acquired five Properties. The following table sets forth the market, Company segment, month of acquisition, number of buildings, building type, net rentable square feet and purchase price of the Properties acquired in 2000 ("Acquired Properties"). See "Item 2. Properties" for additional information relating to the Company's Properties.

                                                                MONTH OF      NUMBER OF             NET RENTABLE     PURCHASE
ACQUIRED PROPERTIES        MARKET                  SEGMENT     ACQUISITION    BUILDINGS    TYPE    SQUARE FEET(1)      PRICE
-------------------        ------                  -------     -----------    ---------    ----    --------------  ------------
                                                                                                   (in thousands)  (in millions)
Cielo Center               Austin                  Southwest  September 2000      3       Office         271          $  47.2
Lake Forest (2)            Chicago                 Midwest    March 2000          1       Office         225             27.7
Lake Merritt Tower I       San Francisco Bay Area  West       August 2000         1       Office         201             42.9
                                                                                  -                      ---          -------
Total Acquired Properties                                                         5                      697          $ 117.8
                                                                                  =                      ===          =======

-----------

(1) The area of a property for which a tenant is required to pay rent, which includes the actual rentable area plus a portion of the common areas of the property allocated to a tenant.

(2) Concurrent with the acquisition, the Company sold the property to a third party. The transaction resulted in a gain on sale of $1.3 million.

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

         The Company uses centralized cash management, national alliances with service providers, a sophisticated budgeting system and state-of-the-art information systems to improve efficiency and increase profits. Training is provided through Prentiss Properties University, a Company-wide professional training program which helps to provide consistency within operations, communicate new technology and procedures, and reduce turnover.

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

THIRD-PARTY MANAGEMENT

         At December 31, 2000, the Company managed or performed property-related services for 265 office, industrial and other properties owned by 46 third-party management clients. These properties are located throughout the United States and contain approximately 20.2 million net rentable square feet.

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

FINANCING STRATEGY

         As of December 31, 2000, the Company had outstanding total indebtedness, including its pro rata share of joint venture debt and construction loans, of approximately $1.09 billion, or approximately 46.1% of total market capitalization based on a common share price of $26.9375 per common share. As of March 20, 2001, the Company had the approximate capacity to borrow up to an additional $95 million under its debt limitation policy (described below). The amount of indebtedness that the Company may incur, and the policies with respect thereto, are not limited by the Company's declaration of trust and bylaws, and are solely within the discretion of the Company's board of trustees. Although it is the Company's general policy to limit combined indebtedness plus its pro rata share of joint venture debt and construction loans so that, at the time such debt is incurred, it does not exceed 50% of the Company's total market capitalization, the Company views ratios such as interest coverage and fixed charge coverage as more stable and indicative measures of its ability to meet debt obligations. For the year ended December 31, 2000, the Company's interest coverage (earnings before interest, taxes and depreciation and amortization over interest expense) and fixed charge coverage (earnings before interest, taxes and depreciation and amortization over interest expense and perpetual preferred distributions) totaled 2.88 and 2.48 times, respectively.

COMPETITION

         The Company operates in five regions: Mid-Atlantic, Midwest, Northeast, Southwest and West and competes with many local, regional and national competitors in the office and industrial sectors. These five regions comprise 13 markets, nationwide. The markets in which the Company operates are not dominated by any one owner or by the Company. In each market the Company competes on a number of factors including rental rates, tenant concession allowances, quality and location of buildings, quality of property management, and other economic and non-economic factors. Major competitors in each region include the following companies:

MARKET                            COMPETITORS
------                            -----------

Austin, Dallas/Fort Worth,        CarrAmerica Realty Corp., Crescent Real
Denver, Houston                   Estate Equities, Equity Office Properties,
                                  Lincoln Property Co., Mack-Cali Realty Corp.,
                                  Trammell Crow Co.

Atlanta,                          Boston Properties, CarrAmerica Realty Corp.,
Metro Washington, DC              Cousins Properties, Duke-Weeks Realty Corp.,
                                  Equity Office Properties

Chicago, Suburban Detroit         CarrAmerica Realty Corp., Duke-Weeks Realty
                                  Corp., Equity Office Properties, Great Lakes
                                  REIT, John Buck Co.

Suburban Philadelphia             Brandywine Realty Trust, Liberty Property
                                  Trust, Mack-Cali Realty Corp.

Los Angeles, Sacramento,          Arden Realty, Boston Properties, CarrAmerica
San Diego,                        Realty Corp., Equity Office Properties,
San Francisco Bay Area            Kilroy Realty Corp., Shorenstein Co., Spieker
                                  Properties

-----------

ITEM 2.       PROPERTIES

         At December 31, 2000, the Company owned an interest in 181 Properties totaling 19.5 million square feet with no individual Property representing 10% or more of the Company's total assets at December 31, 2000 or gross revenues for the year ended December 31, 2000. The Properties consist of 136 Office Properties comprising approximately 15.8 million net rentable square feet and 45 Industrial Properties comprising approximately 3.7 million net rentable square feet. All of the Properties are wholly-owned by the Company (through its subsidiaries), except (i) the Broadmoor Austin Properties, which are held pursuant to a 100% leasehold interest by a joint venture in which the Company owns a 50% non-controlling interest; (ii) the Burnett Plaza Property, which is owned by a joint venture in which the Company owns a 20% non-controlling interest; (iii) the Oaklands 21/27 Development Properties, which are owned by a joint venture in which the Company owns a 60% non-controlling interest; (iv) One Northwestern Plaza, in which the Company owns a 100% leasehold interest; (v) the Seven Mile Crossing Properties, in which the Company owns a 100% leasehold interest; and (vi) the 6600 Rockledge Drive Property, in which the Company owns a 100% leasehold interest.

PROPERTIES

                                                                                                 NET         TOTAL BASE    PERCENT
                                                                      YEAR(S)                  RENTABLE       RENT FOR      LEASED
                                  BUILDING                             BUILT/    NUMBER OF      SQUARE       YEAR ENDED     AS OF
PROPERTY NAME                       TYPE             MARKET          RENOVATED   BUILDINGS     FEET(F)        12/31/00     12/31/00
-------------                       ----             ------          ---------   ---------     -------        --------     --------
                                                                                            (in thousands) (in thousands)
Crescent Centre                   Office      Atlanta                  1986           1            243        $  3,523         82
Cumberland Office Park            Office      Atlanta                1972-1999       10            673          11,207         92
2411 Dulles Corner Road           Office      Metro. Wash., DC         1990           1            177           3,815         96
2455 Horsepen Road                Office      Metro. Wash., DC         1989           1            104           2,669        100
3130 Fairview Park Drive          Office      Metro. Wash., DC         1999           1            183           5,484        100
3141 Fairview Park Drive          Office      Metro. Wash., DC         1988           1            192           2,930         98
4401 Fair Lakes Court             Office      Metro. Wash., DC         1988           1             59           1,188         93
6600 Rockledge Drive              Office      Metro. Wash., DC         1981           1            156           3,734        100
7101 Wisconsin Avenue             Office      Metro. Wash., DC         1975           1            237           5,336         96
8521 Leesburg Pike                Office      Metro. Wash., DC         1984           1            145           3,098        100
Calverton Office Park             Office      Metro. Wash., DC       1981-1987        3            307           5,273         99
Fairmont Building                 Office      Metro, Wash., DC       1964/1997        1            122           2,934        100
Research Office Center            Office      Metro. Wash., DC       1986-1990        2            286           5,647        100
Research Office Center III        Office      Metro. Wash., DC         2000           1            148           2,780        100
Willow Oaks I & II                Office      Metro. Wash., DC       1986-1989        2            387           6,891         99
Willow Oaks III                   Office      Metro. Wash., DC          (A)           1            182               0          0
Metro. Wash., DC Industrial       Industrial  Metro. Wash., DC       1974-1990        7            875           3,139         95
                                                                                    ---         ------         -------

     Total Mid-Atlantic Region                                                       36          4,476          69,648
                                                                                    ---         ------         -------

123 North Wacker Drive            Office      Chicago                  1986           1            537          11,427        100
1717 Deerfield Road               Office      Chicago                  1985           1            138           2,363        100
1800 Sherman Avenue               Office      Chicago                  1986           1            136           3,443        100
701 Warrenville Road              Office      Chicago                  1988           1             67           1,049         90
Bannockburn Centre                Office      Chicago                  1999           1            257           4,328        100
Corporetum Office Campus          Office      Chicago                1984-1987        5            324           5,899        100
O'Hare Plaza II                   Office      Chicago                  1986           1            234           6,386        100
One O'Hare Centre                 Office      Chicago                  1984           1            380           6,073         97
Salton                            Office      Chicago                   (A)           1             59               0        100
Chicago Industrial                Industrial  Chicago                1987-1999        6            930           3,615        100
One Northwestern Plaza            Office      Sub. Detroit             1989           1            242           5,254         98
Seven Mile Crossing               Office      Sub. Detroit           1988-1999        3            336           6,852         94
                                                                                    ---         ------         -------

     Total Midwest Region                                                            23          3,640          56,689
                                                                                    ---         ------         -------

935 First Avenue (B)              Office      Sub. Philadelphia         (A)           1            103             313          0
Centerpointe                      Office      Sub. Philadelphia        1987           1             42             731         90
Creamery Way                      Office      Sub. Philadelphia      1988-1996        3            141           1,485        100
Croton Road Corporate Center      Office      Sub. Philadelphia        1999           1             97           2,662        100
Lake Center                       Office      Sub. Philadelphia      1986-1989        2            117           1,807         82
Oaklands 21/27 (C)                Office      Sub. Philadelphia         (A)           2             53             294         39
Oaklands Corporate Center         Office      Sub. Philadelphia      1988-1997        7            348           2,979         89
Pencader Courtyards               Office      Sub. Philadelphia        1990           2             53             602        100
Southpoint                        Office      Sub. Philadelphia      1986-1997        4            250           4,991        100
Valleybrooke                      Office      Sub. Philadelphia      1984-1988        5            280           5,189         84
Woodland Falls                    Office      Sub. Philadelphia      1986-1989        3            215           4,049         97
                                                                                    ---         ------         -------

     Total Northeast Region                                                          31          1,699          25,102
                                                                                    ---         ------         -------

Barton Skyway I                   Office      Austin                   1999           1            195           3,034        100
Barton Skyway II                  Office      Austin                    (A)           1            196             662        100
Barton Skyway III                 Office      Austin                    (A)           1            173               0         98
Barton Skyway IV                  Office      Austin                    (A)           1            223               0         69
Broadmoor Austin(D)               Office      Austin                   1991           7            556           8,296        100
Cielo Center                      Office      Austin                   1984           3            271           1,718        100

                                                                                                 NET         TOTAL BASE    PERCENT
                                                                      YEAR(S)                  RENTABLE       RENT FOR      LEASED
                                  BUILDING                             BUILT/    NUMBER OF      SQUARE       YEAR ENDED     AS OF
PROPERTY NAME                       TYPE             MARKET          RENOVATED   BUILDINGS     FEET(F)        12/31/00     12/31/00
-------------                       ----             ------          ---------   ---------     -------        --------     --------
                                                                                            (in thousands) (in thousands)
Spyglass Point                    Office      Austin                   1999           1             58           1,017        100
Bachman East                      Office      Dallas/Fort Worth        1986           1            126           1,485         61
Bachman West                      Office      Dallas/Fort Worth        1986           1             70           1,277        100
Burnett Plaza(E)                  Office      Dallas/Fort Worth        1983           1            205           2,854         95
Cottonwood Office Center          Office      Dallas/Fort Worth        1986           3            164           2,625         99
IBM Call Center                   Office      Dallas/Fort Worth        1998           1            150           2,120        100
Lakeview Center                   Office      Dallas/Fort Worth        2000           1            101           1,271         83
Millennium Center                 Office      Dallas/Fort Worth        1999           1             99             618        100
Park West C2                      Office      Dallas/Fort Worth        1989           1            349           7,682         99
Park West E1                      Office      Dallas/Fort Worth        1982           1            183           3,125        100
Park West E2                      Office      Dallas/Fort Worth        1985           1            201           2,941         97
Walnut Glen Tower                 Office      Dallas/Fort Worth        1985           1            464           7,875         92
WestPoint Office Building         Office      Dallas/Fort Worth        1998           1            150           3,459        100
Carrara Place                     Office      Denver                   1982           1            235           4,001         90
Highland Court                    Office      Denver                   1986           1             99           1,576        100
Orchard Place I & II              Office      Denver                   1980           2            105           1,686         88
PacifiCare Building               Office      Denver                   1983           1            201           3,351         94
Panorama Point                    Office      Denver                   1983           1             79           1,484        100
International Energy Center       Office      Houston                1982/1990        1            156           1,653         85
One Westchase Center              Office      Houston                  1982           1            466           8,109         93
Westheimer Central Plaza          Office      Houston                  1982           1            181           2,437         90
                                                                                    ---         ------         -------

     Total Southwest Region                                                          38          5,456          76,356
                                                                                    ---         ------         -------

The Academy                       Office      Los Angeles              1991           3            194           4,195         79
Los Angeles Industrial            Industrial  Los Angeles            1973-1992       23          1,554           7,560        100
Natomas Corporate Center          Office      Sacramento             1984-1991        6            566          11,433         98
Carlsbad Pacific Center           Office      San Diego              1986-1989        2             90           1,875         98
Carlsbad Pacifica                 Office      San Diego                1986           1             49           1,031         94
Del Mar Gateway                   Office      San Diego                 (A)           1            164           1,374        100
Executive Center Del Mar          Office      San Diego                1998           2            113           2,977        100
Plaza I & II                      Office      San Diego              1988-1989        2             89           2,006        100
The Campus                        Office      San Diego                1988           1             45             889        100
San Diego Industrial              Industrial  San Diego              1985-1988        9            359           2,959         86
Lake Merritt Tower I              Office      San Francisco Bay Area   1990           1            201           1,602        100
The Ordway                        Office      San Francisco Bay Area   1970           1            531          13,538         98
World Savings Center              Office      San Francisco Bay Area   1985           1            271           7,229         99

     Total West Region                                                               53          4,226          58,668
                                                                                    ---         ------         -------

Total Properties                                                                    181         19,497         286,463
                                                                                    ===         ======         =======

-----------

(A) Properties in various stages of development or Properties that have been recently developed by the Company and are in various stages of lease-up. See "Item 1. Business - Business and Growth Strategies" for further disclosure on the Company's Development Properties.

(B) The Company's 935 First Avenue Property was acquired in 1999 as a possible redevelopment opportunity. Subsequent to the lease expiration in August 2000, the building was leveled and the Company began the development of a new 103,000 square foot office project.

(C) The Company holds a non-controlling 60% interest in the Oakland 21 and 27 joint ventures ("Oaklands 21/27"). Oaklands 21/27 consist of two Development Properties. The Company accounts for its interest using the equity method of accounting.

(D) The Company holds a non-controlling 50% interest in the Broadmoor Austin Associates joint venture ("Broadmoor Austin"). Broadmoor Austin owns and operates an office complex in Austin, Texas, consisting of seven Properties. The Company accounts for its interest using the equity method of accounting.

(E) The Company holds a non-controlling 20% interest in the Burnett Plaza Associates joint venture in Fort Worth, Texas. The Company accounts for its interest using the equity method of accounting.

(F) The area of a property for which a tenant is required to pay rent, which includes the actual rentable area plus a portion of the common areas of the property allocated to a tenant.

         At December 31, 2000, the Company had debt totaling $1.09 billion which includes the Company's pro rata share of joint venture debt. The Company's debt included $846.4 million of mortgages on its Properties. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of mortgage debt related to the Properties.

         The Company's Properties are leased by numerous tenants pursuant to operating leases ranging, on average, from three to seven years in length. The following table sets forth a 10-year schedule of the operating Properties lease expirations for leases in place as of December 31, 2000.

OFFICE
PROPERTIES                                 2001    2002    2003    2004    2005    2006    2007    2008    2009    2010  THEREAFTER
----------                                 ----    ----    ----    ----    ----    ----    ----    ----    ----    ----  ----------
SOUTHWEST     Square Feet Expiring
REGION          (000's)                     377     400     531     621     694     436     282     150     486     112         525

              Square Feet as a % of NRA      8%      8%     11%     13%     14%      9%      6%      3%     10%      2%         11%

              Annualized Base Rent in
                Expiring Year (000's)    $6,297  $7,465 $10,922 $10,949 $13,796  $8,676  $5,785  $2,232 $11,268  $1,641     $10,838

              Annualized Base Rent PSF
                in Expiring Year         $16.70  $18.66  $20.57  $17.63  $19.88  $19.92  $20.51  $14.88  $23.19  $14.65      $20.62

              Number of Leases Expiring      69      64      65      56      46      17      10       1      11       4           7


MID-ATLANTIC  Square Feet Expiring
REGION          (000's)                     202     349     426     794     436     373     387      95     126       1         103

              Square Feet as a % of NRA      6%     10%     12%     23%     13%     11%     11%      3%      4%      0%          3%

              Annualized Base Rent in
                Expiring Year (000's)    $3,431  $7,362  $8,996 $17,270 $10,966 $10,230  $9,230  $3,038  $4,053     $42      $3,216

              Annualized Base Rent PSF
                in Expiring Year         $16.99  $21.09  $21.12  $21.75  $25.15  $27.43  $23.85  $31.98  $32.17  $42.00      $31.22

              Number of Leases Expiring      55      54      45      47      26      16      13       4       4       1           3


NORTHEAST     Square Feet Expiring
REGION          (000's)                     186     149     167     259     170      85      98      55      59      37         162

              Square Feet as a % of NRA     12%     10%     11%     17%     11%      6%      6%      4%      4%      2%         10%

              Annualized Base Rent in
                Expiring Year (000's)    $2,888  $2,228  $3,091  $5,210  $3,975  $1,720  $1,383  $1,377  $1,636    $421      $3,694

              Annualized Base Rent PSF
                in Expiring Year         $15.53  $14.95  $18.51  $20.12  $23.38  $20.24  $14.11  $25.04  $27.73  $11.38      $22.80

              Number of Leases Expiring      24      16      18      20      24       8       4       3       2       1           3


MIDWEST       Square Feet Expiring
REGION          (000's)                     748     258     416     304     231     109      40       0      59      28         413

              Square Feet as a % of NRA     28%     10%     16%     11%      9%      4%      2%      0%      2%      1%         16%

              Annualized Base Rent in
                Expiring Year (000's)   $14,728  $5,969  $8,952  $7,869  $5,193  $2,805    $999      $0  $1,625    $615      $9,673

              Annualized Base Rent PSF
                in Expiring Year         $19.69  $23.14  $21.52  $25.88  $22.48  $25.73  $24.98   $0.00  $27.54  $21.96      $23.42

              Number of Leases Expiring      43      30      39      37      32      10       4       0       3       3           7


WEST REGION   Square Feet Expiring
                (000's)                     259     123     410     235     301      68     190      39      95      63         299

              Square Feet as a % of NRA     12%      6%     19%     11%     14%      3%      9%      2%      4%      3%         14%

              Annualized Base Rent in
                Expiring Year (000's)    $5,631  $3,024 $10,309  $6,044  $7,603  $1,896  $5,174  $1,204  $2,287  $2,247      $9,811

              Annualized Base Rent PSF
                in Expiring Year         $21.74  $24.59  $25.14  $25.72  $25.26  $27.88  $27.23  $30.87  $24.07  $35.67      $32.81

              Number of Leases Expiring      54      38      55      37      32       6       3       3       1       1           1

                                           2001    2002    2003    2004    2005    2006    2007    2008    2009    2010  THEREAFTER
                                           ----    ----    ----    ----    ----    ----    ----    ----    ----    ----  ----------
TOTAL OFFICE  Square Feet Expiring
PROPERTIES      (000's)                   1,772   1,279   1,950   2,213   1,832   1,071     997     339     825     241       1,502

              Square Feet as a % of NRA     12%      9%     13%     15%     13%      7%      7%      2%      6%      2%         10%

              Annualized Base Rent in
                Expiring Year (000's)   $32,975 $26,048 $42,270 $47,342 $41,533 $25,327 $22,571  $7,851 $20,869  $4,966     $37,232

              Annualized Base Rent PSF
                in Expiring Year         $18.61  $20.37  $21.68  $21.39  $22.67  $23.66  $22.64  $23.16  $25.30  $20.61      $24.78

              Number of Leases Expiring     245     202     222     197     160      57      34      11      21      10          21

INDUSTRIAL
PROPERTIES
----------
                                           2001    2002    2003    2004    2005    2006    2007    2008    2009    2010  THEREAFTER
                                           ----    ----    ----    ----    ----    ----    ----    ----    ----    ----  ----------
MID-ATLANTIC  Square Feet Expiring
REGION           (000's)                     92      63     229      $0     347     102       0       0       0       0           0

              Square Feet as a % of NRA     11%      7%     26%      0%     40%     12%      0%      0%      0%      0%          0%

              Annualized Base Rent in
                Expiring Year (000's)      $400    $300  $1,066     $0   $1,576    $463      $0      $0     $0       $0          $0

              Annualized Base Rent PSF
                in Expiring Year          $4.35   $4.76   $4.66   $0.00   $4.54   $4.54   $0.00   $0.00   $0.00   $0.00       $0.00

              Number of Leases Expiring       4       3       4       0       4       1       0       0       0       0           0


MIDWEST       Square Feet Expiring
REGION          (000's)                     204      75       0     248     136       0       0     267       0       0           0

              Square Feet as a % of NRA     22%      8%      0%     27%     15%      0%      0%     29%      0%      0%          0%

              Annualized Base Rent in
                Expiring Year (000's)      $613    $396      $0  $1,093    $749      $0      $0    $988      $0      $0          $0

              Annualized Base Rent PSF
                in Expiring Year          $3.00   $5.28   $0.00   $4.41   $5.51   $0.00   $0.00   $3.70   $0.00   $0.00       $0.00

              Number of Leases Expiring       2       4       0       3       1       0       0       1       0       0           0


WEST REGION   Square Feet Expiring
                (000's)                     475      58     458     174     227      39     353      48      31       0           0

              Square Feet as a % of NRA     25%      3%     24%      9%     12%      2%     18%      3%      2%      0%          0%

              Annualized Base Rent in
                Expiring Year (000's)    $2,671    $518  $2,952  $1,033  $1,531    $542  $2,036    $276    $300      $0          $0

              Annualized Base Rent PSF
                in Expiring Year          $5.62   $8.93   $6.45   $5.94   $6.74  $13.90   $5.77   $5.75   $9.68   $0.00       $0.00

              Number of Leases Expiring      14      12      16       7       6       1       4       1      1        0           0


TOTAL         Square Feet Expiring
INDUSTRIAL       (000's)                    771     196     687     422     710     141     353     315      31       0           0
PROPERTIES
              Square Feet as a % of NRA     21%      5%     18%     11%     19%      4%     10%      8%      1%      0%          0%

              Annualized Base Rent in
                Expiring Year (000's)    $3,684  $1,214  $4,018  $2,126  $3,856  $1,005  $2,036  $1,264    $300      $0          $0

              Annualized Base Rent PSF
                in Expiring Year          $4.78   $6.19   $5.85   $5.04   $5.43   $7.13   $5.77   $4.01   $9.68   $0.00       $0.00

              Number of Leases Expiring      20      19      20      10      11       2       4       2       1       0           0

-----------

         The Company is actively engaged in and has significant experience in the development, redevelopment and renovation of office and industrial properties. Subject to supply and demand, the Company expects to have the total projected costs of Development Properties comprise 10-15% of its total market capitalization at any point in time. At December 31, 2000, the Company had 1.2 million square feet of Properties under development. In addition to new building construction, the Company is involved in substantial levels of construction activity in the normal course of owning and operating buildings. Such activity includes building out interior space for tenants, expansions of existing buildings, and repairs necessary to upgrade or maintain the quality of the buildings. The table below sets forth a schedule of the market, Company segment, building type, square feet and estimated cost of each Development Property.

DEVELOPMENT                                                  NUMBER OF                   NET RENTABLE
PROPERTIES            MARKET                 SEGMENT         BUILDINGS         TYPE      SQUARE FEET (1)  ESTIMATED COST(3)
----------            ------                 -------         ---------         ----      ---------------  -----------------
                                                                                                            (in millions)
935 First Avenue      Suburban Philadelphia  Northeast            1           Office             103      $         18.9
Barton Skyway II      Austin                 Southwest            1           Office             196                31.1
Barton Skyway III     Austin                 Southwest            1           Office             173                29.6
Barton Skyway IV      Austin                 Southwest            1           Office             223                38.1
Del Mar Gateway       San Diego              West                 1           Office             164                33.8
Oaklands 21/27 (2)    Suburban Philadelphia  Northeast            2           Office              53                 7.7
Salton                Chicago                Midwest              1           Office              59                10.5
Willow Oaks III       Metro.Washington, DC   Mid-Atlantic         1           Office             182                37.6
                                                                  -                      -----------      --------------
Total Development Properties                                      9                            1,153      $        207.3
                                                                  =                      ===========      ==============

-----------

(1) The area of a property for which a tenant is required to pay rent, which includes the actual rentable area plus a portion of the common areas of the property allocated to a tenant.

(2) The Company has a 60% joint venture interest in these Properties. The information presented above represents 100% of the Properties square footage and estimated cost.

(3) As of December 31, 2000, the Company has incurred $118.2 million of the total estimated cost of the Development Properties.

INSURANCE

         The Company has and will keep in force comprehensive insurance, including liability, fire, workers' compensation, extended coverage, rental loss and, when available on reasonable commercial terms, flood and earthquake insurance, with policy specifications, limits and deductibles customarily carried for similar properties. The Company currently maintains a $100 million blanket earthquake policy on the Properties it manages and the Properties it owns in California. Certain types of losses, however (generally of a catastrophic nature such as acts of war, earthquakes for properties located outside of California, etc.), are either uninsurable or the cost of obtaining insurance is so high that it is more prudent to accept the risk of loss. The Company believes that its Properties are adequately insured in accordance with industry standards.

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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders of the Company during the fourth quarter of 2000 through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
              MATTERS

MARKET INFORMATION

         The Company's common shares commenced trading on The New York Stock Exchange (the "NYSE") on October 17, 1996 under the symbol "PP." As of March 20, 2001, the last reported sales price per common share on the NYSE was $24.60 per common share. The following table sets forth the high and low sales price per common share reported on the NYSE as traded for the periods indicated.

         PERIOD                                            HIGH          LOW
         ------                                            ----          ---
         2000
              Fourth Quarter...........................   27 5/16       24 5/8
              Third Quarter............................   26 1/4        24 1/16
              Second Quarter...........................   26 7/16       21 3/4
              First Quarter............................   22 5/16       19 9/16

         1999
              Fourth Quarter...........................   22 1/2        18 5/8
              Third Quarter............................   24            21 1/2
              Second Quarter...........................   24 3/8        18 7/16
              First Quarter............................   22 3/16       18 1/8

-----------

HOLDERS

         At March 20, 2001, the Company had approximately 420 holders of record and approximately 7,500 beneficial owners of its common shares. As of March 20, 2001, all of the Company's 3,773,585 Series D Preferred Shares, which are convertible into the Company's common shares subject to certain limitations, were held by SCPG. In addition, the units of limited partnership interest in the Operating Partnership, which are redeemable for common shares subject to certain limitations, were held by 22 entities or persons.

         In order to comply with certain requirements related to qualification of the Company as a REIT, the Company's organizational documents limit the number of outstanding common shares that may be owned by any single person or affiliated group to 8.5% of the outstanding common shares (other than Michael V. Prentiss, for whom the ownership limitation is 15%, and SCPG, for whom the ownership limitation is 11%).

RECENT SALES OF UNREGISTERED SECURITIES

         On March 20, 2001, the Company, the Operating Partnership and SCPG entered into an Exchange Agreement which provided for the issuance by the Company of 3,773,585 Series D Preferred Shares to SCPG in exchange for all of the Company's issued and outstanding Series A Preferred Shares held by SCPG. The issuance of the Series D Preferred Shares was exempt from registration under the Securities Act by virtue of Section 4(2) of the Securities Act.

         Rights of holders of the Series D Preferred Shares include voting, dividend and liquidation preferences over holders of the common shares. Dividends on the Series D Preferred Shares are cumulative and payable quarterly at the greater of $0.40 per share or the rate declared on the common shares (the "Dividend Rate"). No dividends will be declared or paid on any class of common or other junior shares to the extent that dividends on Series D Preferred Shares have not been declared and/or paid. On or after December 29, 2005, the Company, at its option, may redeem the Series D Preferred Shares for cash at a redemption price of $26.50 per share plus accrued and unpaid dividends. Holders may elect to convert the Series D Preferred Shares into common shares of the Company at any time on a one-for-one basis subject to certain limitations and adjustments. The Exchange Agreement contains a covenant to repurchase the Series D Preferred Shares (or any common shares received upon conversion of such Series D Preferred

Shares) at a purchase price of 110% of the Liquidation Preference (as defined in the Series D Articles Supplementary) if the Company fails to continue to qualify as a REIT. The Exchange Agreement also contains a covenant that the Company, at its option, upon a Change of Control (as defined therein) will elect to either
(i) repurchase the Series D Preferred Shares (or any common shares received upon conversion of such Series D Preferred Shares) at a purchase price of 100% of the Liquidation Preference plus accrued and unpaid dividends or (ii) increase the Dividend Rate as contemplated in the Series D Articles Supplementary.

DIVIDENDS

         The Company has adopted a policy of paying regular quarterly distributions on its common shares and cash distributions have been paid on the Company's common shares with respect to each such period since its inception. The following table sets forth information regarding the declaration and payment of distributions by the Company in 2000 and 1999.

                                               DISTRIBUTION   DISTRIBUTION    PER SHARE
                                                  RECORD         PAYMENT     DISTRIBUTION
         PERIOD WHICH DISTRIBUTION RELATES         DATE           DATE          AMOUNT
         ---------------------------------     ------------   ------------   ------------
         2000
              Fourth Quarter                     12/29/00        1/12/01         $0.485
              Third Quarter                       9/29/00       10/13/00         $0.485
              Second Quarter                      6/30/00        7/14/00         $0.485
              First Quarter                       3/31/00        4/14/00         $0.440

         1999
              Fourth Quarter                     12/31/99        1/14/00         $0.440
              Third Quarter                       9/30/99       10/15/99         $0.440
              Second Quarter                      6/30/99        7/16/99         $0.440
              First Quarter                       3/31/99        4/16/99         $0.400

-----------

         The foregoing distributions represent an approximate 9.2% and 10.1% return of capital in 2000 and 1999, respectively. In order to maintain its qualification as a REIT, the Company must make annual distributions to its shareholders of at least 95% of its taxable income, excluding net capital gains. During the year ended December 31, 2000, the Company declared distributions totaling $1.895 per share. During the year ended December 31, 1999, the Company declared distributions totaling $1.72 per share. Under certain circumstances the Company may be required to make distributions in excess of cash available for distribution in order to meet such REIT distribution requirements. In such event, the Company presently would expect to borrow funds, or to sell assets for cash, to the extent necessary to obtain cash sufficient to make the distributions required to retain its qualification as a REIT for federal income tax purposes.

         The Company declared a cash distribution for the first quarter of 2001 in the amount of $.485 per share, payable on April 12, 2001 to holders of record on March 30, 2001. The Company currently anticipates that it will maintain at least the current distribution rate for the immediate future, unless actual results of operations, economic conditions or other factors differ from its current expectations. Future distributions, if any, paid by the Company will be at the discretion of the board of trustees of the Company and will depend on the actual cash flow of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors as the board of trustees of the Company deems relevant.

ITEM 6.       SELECTED FINANCIAL AND OPERATING DATA

         The following section sets forth selected consolidated financial and operating data for the Company and selected combined historical financial data for the predecessor company. The following data should be read in conjunction with the historical Consolidated Financial Statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.

         The selected historical consolidated financial data for the Company for the years ended December 31, 2000, 1999, 1998 and 1997 and the period October 22, 1996 through December 31, 1996 and the selected historical combined financial data for the period January 1, 1996 through October 21, 1996 has been derived from the historical Consolidated and Combined Financial Statements of the Company and the predecessor company, respectively, and the notes thereto audited by PricewaterhouseCoopers LLP, independent accountants.

                                                                                                                   PREDECESSOR
                                                                                                                     COMPANY
                                                                      COMPANY HISTORICAL                            HISTORICAL
                                              ------------------------------------------------------------------    ----------
                                                                                                       OCT. 22,      JAN. 1,
                                              YEAR ENDED    YEAR ENDED    YEAR ENDED    YEAR ENDED       1996-         1996-
                                               DEC. 31,      DEC. 31,      DEC. 31,      DEC. 31,      DEC. 31,      OCT. 21,
                                                 2000          1999          1998          1997          1996          1996
                                              ----------    ----------    ----------    ----------    ----------    ----------
OPERATING DATA:                                                  (in thousands, except per share amounts)
Rental income .............................   $  335,853    $  297,147    $  235,650    $  127,089    $   13,485    $   27,086
Fee and other income(1) ...................        4,555         3,325         5,964         4,639           302        17,510
                                              ----------    ----------    ----------    ----------    ----------    ----------
    Total revenues ........................      340,408       300,472       241,614       131,728        13,787        44,596
Operating expenses(1) .....................       87,795        78,446        65,191        37,221         4,670        24,845
Real estate taxes .........................       38,400        34,201        25,512        13,742         1,162         3,085
Interest expense ..........................       72,727        60,472        42,681        21,955           846         5,951
Real estate depreciation and
  Amortization ............................       63,328        54,482        41,828        21,600         2,696         5,993
Other depreciation and amortization .......           71            53            --            --            --            --
Equity in income of  joint ventures and
  Unconsolidated subsidiaries(1) ..........        3,843         4,294         7,398         5,208         1,427            18
Merger termination fee, net ...............        4,091            --            --            --            --            --
                                              ----------    ----------    ----------    ----------    ----------    ----------
Income before gain or loss, minority
  Interests, and extraordinary items ......       86,021        77,112        73,800        42,418         5,840         4,740
                                                                                                                     .........
Gain on sales .............................          221        16,105        14,416           641            --           378
Loss on investment in securities ..........       (1,000)           --            --            --            --            --
Minority interests(2) .....................      (15,657)      (12,735)       (7,796)       (5,235)         (844)           --
                                              ----------    ----------    ----------    ----------    ----------    ----------
Income before extraordinary items .........       69,585        80,482        80,420        37,824         4,996         5,118

Extraordinary items .......................           --            --        (9,001)         (878)           --            --
                                              ----------    ----------    ----------    ----------    ----------    ----------

Net income ................................       69,585        80,482        71,419        36,946         4,996         5,118
Preferred dividends .......................       (7,151)       (6,491)       (5,655)          (25)           --            --
                                              ----------    ----------    ----------    ----------    ----------    ----------
Net income applicable to common
  Shareholders ............................       62,434        73,991        65,764        36,921         4,996         5,118
                                              ==========    ==========    ==========    ==========    ==========    ==========

Net income per common share - basic .......   $     1.72    $     1.95    $     1.70    $     1.48    $      .25
                                              ==========    ==========    ==========    ==========    ==========

Net income per common share
   before extraordinary items - basic .....   $     1.72    $     1.95    $     1.93    $     1.52    $      .25
                                              ==========    ==========    ==========    ==========    ==========

Weighted average number of common
   shares outstanding .....................       36,273        37,875        38,742        24,930        20,002
                                              ==========    ==========    ==========    ==========    ==========

Net income per common share -
   Diluted ................................   $     1.71    $     1.93    $     1.68    $     1.46    $      .25
                                              ==========    ==========    ==========    ==========    ==========

Net income per common share before
    Extraordinary items - diluted .........   $     1.71    $     1.93    $     1.89    $     1.49    $      .25
                                              ==========    ==========    ==========    ==========    ==========
Weighted average number of common
   shares and common share equivalents
   outstanding ............................       36,515        41,729        42,497        25,307        20,332
                                              ==========    ==========    ==========    ==========    ==========

BALANCE SHEET DATA (END OF PERIOD):                                     (in thousands)

Real estate, before accumulated ...........   $2,015,663    $1,898,482    $1,810,735    $1,170,992    $  501,035
    depreciation

Real estate, after accumulated ............    1,889,033     1,807,021     1,749,503     1,134,849       482,528
depreciation
Cash and cash equivalents .................        5,452        13,313         5,523         7,075         7,226
Total assets ..............................    2,117,875     1,994,663     1,871,145     1,239,846       531,026
Debt on real estate .......................    1,007,800       896,810       800,263       420,030       128,800
Total liabilities .........................    1,132,858       983,850       880,447       470,607       151,977
Shareholders' equity ......................      806,264       831,493       860,578       696,632       325,221

OTHER DATA:                                                             (in thousands)

Cash flow from operations .................   $  158,118    $  119,664    $  101,986    $   61,458    $    9,142    $   10,268
Cash flow from investing ..................     (169,368)     (140,377)     (563,851)     (660,263)     (353,809)      (32,985)
Cash flow from financing ..................        3,389        28,503       460,313       598,654       351,892        23,283
EBITDA(3) .................................      227,785       201,243       166,454        95,551        11,445        20,458
Funds from operations(4) ..................      134,311       124,665       113,620        66,047         8,935        11,608

PROPERTY DATA (END OF PERIOD):

Number of Properties ......................          181           199           233           161            95            57
Total net rentable square feet ............       19,497        19,848        20,963        18,082         9,944         6,641
Occupancy % ...............................          96%           96%           97%           96%           97%           95%

(1) The Manager's operations are combined with the property operations in the historical statements of the predecessor company and are accounted for under the equity method in the Company's historical statements; therefore, the historical statements of the predecessor company include the Manager's revenues and expenses on a gross basis in the respective income and expense line items and the Company's historical statements present the Manager's net operations in the line item titled "Equity in income of joint ventures and unconsolidated subsidiaries."

(2) Represents the minority interest holders' interest in the Operating Partnership as well as the minority interest holders' interest in the Company's real estate partnerships.

(3) EBITDA means operating income before mortgage and other interest expense, income taxes, depreciation and amortization. The Company believes EBITDA is useful to investors as an indicator of the Company's ability to service debt and pay cash distributions. EBITDA, as calculated by the Company, is not comparable to EBITDA reported by other REITs that do not define EBITDA exactly as the Company defines that term. EBITDA does not represent cash generated from operating activities in accordance with GAAP, and should not be considered as an alternative to operating income or net income as an indicator of performance or as an alternative to cash flows from operating activities as an indicator of liquidity. The Company's EBITDA for the respective periods is calculated as follows:

                                                                                                                       PREDECESSOR
                                                                                                                         COMPANY
                                                                          COMPANY HISTORICAL                            HISTORICAL
                                                  ------------------------------------------------------------------    ----------
                                                                                                           OCT. 22,      JAN. 1,
(in thousands)                                    YEAR ENDED    YEAR ENDED    YEAR ENDED    YEAR ENDED       1996-         1996-
                                                   DEC. 31,      DEC. 31,      DEC. 31,      DEC. 31,      DEC. 31,      OCT. 21,
                                                     2000          1999          1998          1997          1996          1996
                                                  ----------    ----------    ----------    ----------    ----------    ----------
EBITDA

Net Income .....................................  $   69,585    $   80,482    $   71,419    $   36,946    $    4,996    $    5,118
Add:
  Interest expense .............................      72,727        60,472        42,681        21,995           846         5,951
  Real estate depreciation and amortization.....      63,328        54,482        41,828        21,600         2,696         5,993
  Other depreciation and amortization ..........          71            53            --            --            --            --
  EBITDA of unconsolidated subsidiaries ........       2,062         2,837         6,086         5,434         1,700            --
  EBITDA of unconsolidated real estate .........      11,663        10,739         9,588         9,419         1,810         3,792
    joint ventures .............................          --            --         9,001           878            --            --
Extraordinary items ............................      15,504        12,577         7,665         5,128           824            --
Minority interests(1)
Less: ..........................................      (4,091)           --            --            --            --            --
  Merger termination fee, net(2) ...............        (221)      (16,105)      (14,416)         (641)           --          (378)
  Gain on sales ................................       1,000            --            --            --            --            --
  Loss on investment in securities(2)
  Equity in income of joint ventures and
    unconsolidated subsidiaries ................      (3,843)       (4,294)       (7,398)       (5,208)       (1,427)          (18)
                                                  ----------    ----------    ----------    ----------    ----------    ----------
EBITDA .........................................  $  227,785    $  201,243    $  166,454    $   95,551    $   11,445    $   20,458
                                                  ==========    ==========    ==========    ==========    ==========    ==========

-----------

(1) Represents the minority interests applicable to common and preferred unit holders of the Operating Partnership.

(2) It is the Company's opinion that these items should be excluded from the Company's EBITDA.

(4) "Funds from Operations," as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), means net income, computed in accordance with generally accepted accounting principles ("GAAP") excluding extraordinary items (as defined by GAAP) and gains (or losses) from sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships, joint ventures and subsidiaries. The Company believes that Funds from Operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. The Company's Funds from Operations is not comparable to Funds from Operations reported by other REITs that do not define that term using the current NAREIT definition. The Company believes that in order to facilitate a clear understanding of its operating results, Funds from Operations should be examined in conjunction with net income as presented in the audited Consolidated Financial Statements and notes thereto of the Company included elsewhere in this Form 10-K. Funds from Operations does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income as an indication of the Company's performance or to cash flows as a measure of liquidity or ability to make distributions. The Company's and predecessor company's Funds from Operations for the respective periods is calculated as follows:

                                                                                                                       PREDECESSOR
                                                                                                                         COMPANY
                                                                          COMPANY HISTORICAL                            HISTORICAL
                                                  ------------------------------------------------------------------    ----------
                                                                                                           OCT. 22,      JAN. 1,
(in thousands)                                    YEAR ENDED    YEAR ENDED    YEAR ENDED    YEAR ENDED       1996-         1996-
                                                   DEC. 31,      DEC. 31,      DEC. 31,      DEC. 31,      DEC. 31,      OCT. 21,
                                                     2000          1999          1998          1997          1996          1996
                                                  ----------    ----------    ----------    ----------    ----------    ----------
FUNDS FROM OPERATIONS

Net Income ....................................   $   69,585    $   80,482    $   71,419    $   36,946    $    4,996    $    5,118
Add:
  Real estate depreciation and amortization ...       63,328        54,482        41,828        21,600         2,696         5,993
  Real estate depreciation and amortization
    of unconsolidated joint ventures ..........        2,816         2,480         2,196         2,136           419           875
  Minority interests(1) .......................       15,504        12,577         7,665         5,128           824            --
Extraordinary items ...........................           --            --         9,001           878            --            --
Less:
  Merger termination fee, net(2)
  Gain on sales ...............................       (4,091)           --            --            --            --            --
  Dividend on perpetual preferred units .......         (221)      (16,105)      (14,416)         (641)           --          (378)
                                                     (12,610)       (9,251)       (4,073)           --            --            --
                                                  ----------    ----------    ----------    ----------    ----------    ----------
Funds from Operations .........................   $  134,311    $  124,665    $  113,620    $   66,047    $    8,935    $   11,608
                                                  ==========    ==========    ==========    ==========    ==========    ==========

-----------

(1) Represents the minority interests applicable to the common and preferred unit holders of the Operating Partnership.

(2) Although the fee is not considered an extraordinary item in accordance with GAAP, it is the Company's opinion that it is appropriate to exclude the fee from Funds from Operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of financial condition and results of operations should be read in conjunction with the "Selected Financial and Operating Data" and the historical Consolidated Financial Statements and related notes thereto for the Company. Historical results set forth in the "Selected Financial and Operating Data," and the Consolidated Financial Statements of the Company should not be taken as an indication of future operations of the Company.

OVERVIEW

         At January 1, 2000, the Company owned 199 properties consisting of 133 office and 66 industrial properties containing in the aggregate 19.8 million net rentable square feet. During the year ended December 31, 2000, the Company acquired 5 Office Properties totaling approximately 697,000 square feet. The Company sold 27 properties totaling approximately 1.7 million square feet and transitioned 5 development projects to operations. The Company began development of 5 Office Properties containing 740,000 square feet. Inclusive of the Company's proportionate share of the net rentable square feet of the Company's joint venture interests, at December 31, 2000, the Company had 181 Properties containing 19.5 million net rentable square feet. The Company's Properties include 9 Properties containing 1.2 million square feet that are in various stages of development or have been recently developed by the Company and are in various stages of lease-up. As of December 31, 2000, the Company had incurred $118.2 million of the estimated $207.3 million total cost of its Development Properties. The Development Properties were 70% leased or committed at December 31, 2000.

                                                     NUMBER OF
                                                     BUILDINGS    SQUARE FEET
                                                     ---------    -----------
                                                                 (in thousands)
Properties at December 31, 1997....................        170          17,526

Activity for the Year Ended December 31, 1998
     Property Acquisitions.........................         84           5,016
     Property Dispositions.........................        (29)         (2,595)
     Development Starts............................          8           1,016
                                                     ---------       ---------
                                                           233          20,963

Activity for the Year Ended December 31, 1999
     Property Acquisitions.........................          6           1,088
     Property Dispositions.........................        (45)         (2,642)
     Development Starts............................          5             439
                                                     ---------       ---------
                                                           199          19,848

Activity for the Year Ended December 31, 2000
     Property Acquisitions.........................          5             697
     Property Dispositions.........................        (27)         (1,679)
     Other Activity(1).............................         (1)           (109)
     Development Starts............................          5             740
                                                     ---------       ---------

Properties at December 31, 2000....................        181          19,497
                                                     =========       =========

-----------

(1) The Company's 935 First Avenue Property was acquired in 1999 as a possible redevelopment opportunity. Subsequent to the lease expiration in August 2000, the building was leveled and the Company began the development of a new 103,000 square foot office project.

TERMINATION OF THE MACK-CALI MERGER

         On June 27, 2000, the Company, the Operating Partnership, Mack-Cali Realty Corporation, a Maryland corporation ("Mack-Cali") and Mack-Cali Realty, L.P., a Delaware limited partnership of which Mack-Cali is the sole general partner, entered into an Agreement and Plan of Merger (the "Merger Agreement"). The Merger Agreement provided for a merger of the Company with and into Mack-Cali, with Mack-Cali being the surviving corporation and, immediately prior to the Merger, a merger of the Operating Partnership with and into Mack-Cali Partnership. On September 21, 2000, the Company, the Operating Partnership, Mack-Cali and Mack-Cali Realty, L.P. entered into a Termination and Release Agreement (the "Termination Agreement") which provided for the termination of the Merger Agreement.

         In connection with the Termination Agreement, and pursuant to an Escrow Agreement dated September 21, 2000 (the "Escrow Agreement"), Mack-Cali deposited $25,000,000 in escrow for the benefit of the Company (the "Termination Fee"). Per the Escrow Agreement, the funds are to be held pending delivery to Chicago Title Insurance Company (the "Escrow Agent") and Mack-Cali by the Company of either (i) a letter from the Company's independent accountants indicating the maximum amount of money that can be paid at that time to the Company without causing the Company to fail to maintain its REIT status or (ii) a fee tax opinion from outside counsel of the Company indicating that the Company has received a ruling from the Internal Revenue Service holding that the receipt by the Company of the funds held in escrow would not cause the Company to fail to maintain its REIT status.

         If any funds remain in the escrow account subsequent to December 31, 2005, the Escrow Agent must return the funds to Mack-Cali. The Company anticipates having the ability to request the entire $25.0 million prior to December 31, 2005.

         Also, in connection with the Termination Agreement, the Company and Mack-Cali Texas Property L.P., a Texas limited partnership ("Mack-Cali Texas"), entered into a Purchase and Sale Contract dated September 21, 2000 (the "Purchase and Sale Contract") pursuant to which Mack-Cali Texas sold and the Company acquired Cielo Center, a 271,000 square foot Office Property, in Austin, Texas for a purchase price of $47.2 million.

         On September 26, 2000, the Company requested and received $8.0 million from the escrow account. The proceeds received were recorded net of merger related cost totaling $3.9 million. The remaining $17.0 million Termination Fee is presented on the Company's December 31, 2000 consolidated balance sheet in the line items escrowed cash and deferred merger termination fee.

RESULTS OF OPERATIONS

         The Company has had significant property transactions during the periods subsequent to December 31, 1997 and consequently, the comparisons of the years provide only limited information regarding the operations of the Company as currently constituted.

Comparison of the Year Ended December 31, 2000 to the Year Ended
December 31, 1999

         General. As a result of the Company's significant property transactions, with respect to the comparison of the results of operations for the year ended December 31, 2000 to the year ended December 31, 1999, the following should be considered:

         o 143 Properties that consolidated into the Company's results of operations were owned and fully operational at January 1, 1999 and remained in the Company's portfolio at December 31, 2000;

         o 8 Properties, the Broadmoor Austin Properties and the Burnett Plaza Property (which was acquired in 1999), were accounted for using the equity method of accounting;

         o 8 Properties, which are wholly-owned by the Company, were acquired subsequent to January 1, 1999 and prior to December 31, 2000 that remained in the Company's portfolio at December 31, 2000;

         o 72 properties were sold during the two-year period ended December 31, 2000;

         o 13 Properties that were developed by the Company became operational subsequent to January 1, 1999 and remained in the portfolio at December 31, 2000; and

         o 9 Properties were in various stages of development or in various stages of lease-up at December 31, 2000.

         Rental Revenue. Rental revenues increased by $38.7 million, or 13.0% to $335.8 million from $297.1 million primarily as a result of Properties acquired or Development Properties becoming operational subsequent to January 1, 1999, offset by properties that were sold during the two years ended December 31, 2000. Rental income for the 143 Properties that were owned and fully operational at January 1, 1999 and remained in the Company's portfolio at December 31, 2000 increased by $8.9 million, or 3.5%, from $251.6 million for the year ended December 31, 1999 to $260.5 million for the year ended December 31, 2000 primarily as a result of an increase in straight-lined rent achieved from new leases exceeding that from expiring leases. The increase was attributable to the Company's five regions as follows:

                                 NUMBER OF                                          INCREASE/
         SEGMENT                 BUILDINGS           2000              1999         (DECREASE)     % CHANGE
         -------                 ---------           ----              ----         ----------     --------
         Mid-Atlantic                32           $ 62,541          $ 60,240          $2,301          3.8%
         Midwest                     18             50,568            47,018           3,550          7.6%
         Northeast                   27             25,859            25,467             392          1.5%
         Southwest                   18             63,292            62,528             764          1.2%
         West                        48             58,205            56,338           1,867          3.3%
                                    ---           --------          --------          ------          ----
                                    143           $260,465          $251,591          $8,874          3.5%
                                    ===           ========          ========          ======          ====

-----------

         Property Operating and Maintenance. Property operating and maintenance increased by $8.4 million, or 12.1%, to $78.0 million from $69.6 million primarily as a result of Properties acquired or Development Properties becoming operational subsequent to January 1, 1999, offset by properties that were sold during the two years ended December 31, 2000. Property operating and maintenance for the 143 Properties that were owned and fully operational at January 1, 1999 and remained in the Company's portfolio at December 31, 2000 increased by $3.1 million, or 5.2%, from $59.7 million for the year ended December 31, 1999 to $62.8 million for the year ended December 31, 2000. The increase was attributable to the Company's five regions as follows:

                                 NUMBER OF                                          INCREASE/
         SEGMENT                 BUILDINGS           2000              1999         (DECREASE)     % CHANGE
         -------                 ---------           ----              ----         ----------     --------
         Mid-Atlantic                32            $15,379           $15,278          $  101          0.7%
         Midwest                     18             10,409             9,555             854          8.9%
         Northeast                   27              5,463             5,141             322          6.3%
         Southwest                   18             17,576            16,732             844          5.0%
         West                        48             14,014            13,032             982          7.5%
                                    ---            -------           -------          ------          ----
                                    143            $62,841           $59,738          $3,103          5.2%
                                    ===            =======           =======          ======          ====

-----------

         Real Estate Taxes. Real estate taxes increased by $4.2 million, or 12.3%, to $38.4 million from $34.2 million primarily as a result of Properties acquired or Development Properties becoming operational subsequent to January 1, 1999, offset by properties that were sold during the two years ended December 31, 2000. Real estate taxes for the 143 Properties that were owned and fully operational at January 1, 1999 and remained in the Company's portfolio at December 31, 2000 decreased by $902,000, or 3.0%, from $29.8 million for the year ended December 31, 1999, to $28.9 million for the year ended December 31, 2000. The decrease was attributable to the Company's five regions as follows:

                                 NUMBER OF                                          INCREASE/
         SEGMENT                 BUILDINGS           2000              1999         (DECREASE)     % CHANGE
         -------                 ---------           ----              ----         ----------     --------
         Mid-Atlantic                32            $ 4,653          $  4,654          $   (1)         0.0%
         Midwest                     18              8,333             8,695            (362)        (4.2%)
         Northeast                   27              2,067             1,985              82          4.1%
         Southwest                   18              9,229             9,980            (751)        (7.5%)
         West                        48              4,650             4,520             130          2.9%
                                    ---            -------           -------          ------         -----
                                    143            $28,932           $29,834          $ (902)        (3.0%)
                                    ===            =======           =======          ======         =====

-----------

         General and Administrative and Personnel Costs. General and administrative and personnel costs increased by $947,000, or 10.7%, from $8.8 million to $9.8 million. The increase is primarily attributable to the amortization of restricted share grants issued during the year ended December 31, 2000. The general and administrative costs remained constant at 2.9% of the Company's revenues.

         Interest Expense. Interest expense increased by $11.9 million, or 20.0%, to $71.2 million from $59.3 million primarily as a result of the increase in debt on real estate from $800.3 million at January 1, 1999 to $896.8 million at December 31, 1999 to $1.0 billion at December 31, 2000. The increase in debt on real estate results from the increase of $204.9 million in real estate from January 1, 1999 to December 31, 2000 and $69.3 million of proceeds used to repurchase common shares of the Company during the two year period, offset by proceeds received from the issuance by the Operating Partnership of 2,000,000, $25 par value, Series C Perpetual Preferred Units in September 1999.

         Depreciation and Amortization. Depreciation and amortization increased by $8.9 million, or 16.3%, to $63.4 million from $54.5 million primarily as a result of Properties acquired or Development Properties becoming operational subsequent to January 1, 1999, offset by properties that were sold during the two years ended December 31, 2000. Depreciation and amortization for the 143 Properties that were owned and fully operational at January 1, 1999 and remained in the Company's portfolio at December 31, 2000, increased by $3.4 million, or 7.9%, from $43.3 million for the year ended December 31, 1999, to $46.7 million for the year ended December 31, 2000 which is attributable to increases in depreciation and amortization of leasehold improvements which results from leasing activity incurred subsequent to the acquisition of the Properties. The increase was attributable to the Company's five regions as follows:

                                 NUMBER OF                                          INCREASE/
         SEGMENT                 BUILDINGS           2000              1999         (DECREASE)     % CHANGE
         -------                 ---------           ----              ----         ----------     --------
         Mid-Atlantic                32            $11,673           $11,196          $   477          4.3%
         Midwest                     18              7,513             7,394              119          1.6%
         Northeast                   27              5,051             4,528              523         11.6%
         Southwest                   18             12,845            11,500            1,345         11.7%
         West                        48              9,629             8,661              968         11.2%
                                    ---            -------           -------           ------         -----
                                    143            $46,711           $43,279           $3,432          7.9%
                                    ===            =======           =======           ======         =====

-----------

         Equity in Income of Joint Ventures and Unconsolidated Subsidiaries. Equity in income of joint ventures and unconsolidated subsidiaries decreased by $451,000, or 10.5%, from $4.3 million for the year ended December 31, 1999 to $3.8 million for the year ended December 31, 2000. The decrease was attributable to a decrease of $1.2 million representing the Company's share of the decrease in net income of the Manager, offset by an increase of $461,000 representing the Company's proportionate share of the increase in net income from the Burnett Plaza Property which was acquired in March 1999 and $327,000 representing the Company's proportionate share of net income of PPS Partners LLC, a 25% interest in which was acquired in early 2000. The decrease in net income of the Manager results from a decrease of management fees and other fee income, partially offset by a decrease in general and administrative and personnel costs of the Manager.

         Gain on Sales. Gain on sales decreased by $15.9 million, to $221,000, from $16.1 million. It is the Company's strategy to obtain the maximum value from each of its Properties, which is occasionally achieved through the sale of a property. During the year ended December 31, 2000, the Company noted a modest softening in the demand for office properties in certain markets which resulted in lower per square foot sales prices on its asset sales.

         Loss on Investment in Securities. In November 1999, the Company invested $1.0 million in Urban Media Communications Corporation, a provider of broad band internet access to tenants of commercial office buildings ("Urban Media"). As a result of Urban Media's purported inability to raise funding necessary to continue day to day operations, in December 2000, the Company recognized a loss equal to its investment in Urban Media.

         Minority Interests. Minority interests increased by $2.9 million, or 22.9%, from $12.7 million for the year ended December 31, 1999, to $15.6 million for the year ended December 31, 2000. The increase was primarily attributable to the income allocation from the issuance by the Operating Partnership of 2,000,000, $25 par value, Series C Perpetual Preferred Units in September 1999, offset by the minority interest holders share of the decrease in income before minority interest of $8.0 million from 1999 to 2000.

Comparison of the Year Ended December 31, 1999 to the Year Ended
December 31, 1998

         General. As a result of the Company's significant property transactions, with respect to the comparison of the results of operations for the year ended December 31, 1999 to the year ended December 31, 1998, the following should be considered:

         o 111 Properties that consolidated into the Company's results of operations were owned and fully operational at January 1, 1998 and remained in the Company's portfolio at December 31, 1999;

         o 8 Properties, the Broadmoor Austin Properties and the Burnett Plaza Property (which was acquired in 1999), were accounted for using the equity method of accounting;

         o 58 Properties, which are wholly-owned by the Company, were acquired subsequent to January 1, 1998 and prior to December 31, 1999 that remained in the Company's portfolio at December 31, 1999;

         o 74 properties were sold during the two-year period ended December 31, 1999;

         o 1 Property, World Savings Center, the economics of which were owned during the comparative periods, was converted to real estate from a mortgage note receivable in December 1998.

         o 11 Properties that were developed by the Company became operational subsequent to January 1, 1998 and remained in the portfolio at December 31, 1999; and

         o 10 Properties were in various stages of development or in various stages of lease-up at December 31, 1999.

         Rental Revenue. Rental revenues increased by $61.5 million, or 26.1% to $297.1 million from $235.7 million primarily as a result of Properties acquired or Development Properties becoming operational subsequent to January 1, 1998, offset by properties that were sold during the two years ended December 31, 1999. Rental income for the 111 Properties that were owned and fully operational at January 1, 1998 and remained in the Company's portfolio at December 31, 1999 increased by $4.3 million, or 2.7%, from $161.1 million for the year ended December 31, 1998 to $165.4 million for the year ended December 31, 1999 primarily as a result of an increase in straight-lined rent achieved from new leases exceeding that from expiring leases. The increase was attributable to the Company's five regions as follows:

                                 NUMBER OF                                          INCREASE/
         SEGMENT                 BUILDINGS           1999              1998         (DECREASE)     % CHANGE
         -------                 ---------           ----              ----         ----------     --------
         Mid-Atlantic                28           $ 47,568          $ 46,381          $1,187          2.6%
         Midwest                     14             30,744            30,848            (104)        (0.3%)
         Northeast                   15             19,202            18,668             534          2.9%
         Southwest                   20             40,210            38,011           2,199          5.8%
         West                        34             27,703            27,232             471          1.7%
                                    ---           --------          --------          ------          ----
                                    111           $165,427          $161,140          $4,287          2.7%
                                    ===           ========          ========          ======          ====

-----------

         Property Operating and Maintenance. Property operating and maintenance increased by $12.4 million, or 21.7%, to $69.6 million from $57.2 million primarily as a result of Properties acquired or Development Properties becoming operational subsequent to January 1, 1998, offset by properties that were sold during the two years ended December 31, 1999. Property operating and maintenance for the 111 Properties that were owned and fully operational at January 1, 1998 and remained in the Company's portfolio at December 31, 1999 increased by $585,000, or 1.5%, from $39.4 million for the year ended December 31, 1998 to $40.0 million for the year ended December 31, 1999. However, for the 111 Properties, the cost was consistent at approximately 24% of rental revenues for both years. The increase was attributable to the Company's five regions as follows:

                                 NUMBER OF                                          INCREASE/
         SEGMENT                 BUILDINGS           1999              1998         (DECREASE)     % CHANGE
         -------                 ---------           ----              ----         ----------     --------
         Mid-Atlantic                28            $13,036           $12,693            $343          2.7%
         Midwest                     14              6,544             6,304             240          3.8%
         Northeast                   15              4,168             4,111              57          1.4%
         Southwest                   20             10,371            10,455             (84)        (0.8%)
         West                        34              5,852             5,823              29          0.5%
                                    ---            -------           -------            ----         -----
                                    111            $39,971           $39,386            $585          1.5%
                                    ===            =======           =======            ====         =====

-----------

         Real Estate Taxes. Real estate taxes increased by $8.7 million, or 34.1%, to $34.2 million from $25.5 million primarily as a result of Properties acquired or Development Properties becoming operational subsequent to January 1, 1998, offset by properties that were sold during the two years ended December 31, 1999. Real estate taxes for the 111 Properties that were owned and fully operational at January 1, 1998 and remained in the Company's portfolio at December 31, 1999 increased by $1.5 million, or 8.5%, from $17.2 million for the year ended December 31, 1998, to $18.7 million for the year ended December 31, 1999. The increase was attributable to the Company's five regions as follows:

                                 NUMBER OF                                          INCREASE/
         SEGMENT                 BUILDINGS           1999              1998         (DECREASE)     % CHANGE
         -------                 ---------           ----              ----         ----------     --------
         Mid-Atlantic                28            $ 3,885           $ 3,584         $   301          8.4%
         Midwest                     14              4,622             4,407             215          4.9%
         Northeast                   15              1,568             1,592             (24)        (1.5%)
         Southwest                   20              6,482             5,359           1,123         21.0%
         West                        34              2,117             2,267            (150)        (6.6%)
                                    ---            -------           -------          ------         -----
                                    111            $18,674           $17,209          $1,465          8.5%
                                    ===            =======           =======          ======         =====

-----------

         General and Administrative and Personnel Costs. General and administrative and personnel costs increased by $843,000, or 10.5%, from $8.0 million to $8.8 million primarily due to a general overall increase in employee salaries accompanied by one-time severance costs incurred during 1999.

         Interest Expense. Interest expense increased by $17.6 million, or 42.3%, to $59.3 million from $41.7 million primarily as a result of the increase of the debt on real estate from $420.0 million at January 1, 1998 to $800.3 million at December 31, 1998 to $896.8 million at December 31, 1999. The increase in debt on real estate during the two years ended December 31, 1999 results primarily from the significant property acquisitions occurring between January 1, 1998 and December 31, 1999.

         Depreciation and Amortization. Depreciation and amortization increased by $12.7 million, or 30.4%, to $54.5 million from $41.8 million primarily as a result of Properties acquired or Development Properties becoming operational subsequent to January 1, 1998, offset by properties that were sold during the two years ended December 31, 1999. Depreciation and amortization for the 111 Properties that were owned and fully operational at January 1, 1998 and remained in the Company's portfolio at December 31, 1999 increased by $2.3 million, or 8.7%, from $26.8 million for the year ended December 31, 1998, to $29.1 million for the year ended December 31, 1999 which is primarily attributable to increases in depreciation and amortization of leasehold improvements which results from leasing activity incurred subsequent to the acquisition of the Properties. The increase was attributable to the Company's five regions as follows:

                                 NUMBER OF                                          INCREASE/
         SEGMENT                 BUILDINGS           1999              1998         (DECREASE)     % CHANGE
         -------                 ---------           ----              ----         ----------     --------
         Mid-Atlantic                28            $ 9,037           $ 8,874          $  163          1.8%
         Midwest                     14              4,835             4,417             418          9.5%
         Northeast                   15              3,337             3,029             308         10.2%
         Southwest                   20              7,135             6,335             800         12.6%
         West                        34              4,770             4,117             653         15.9%
                                   ----            -------           -------          ------         -----
                                    111            $29,114           $26,772          $2,342          8.7%
                                    ===            =======           =======          ======         =====

-----------

         Equity in Income of Joint Ventures and Unconsolidated Subsidiaries. Equity in income of joint ventures and unconsolidated subsidiaries decreased by $3.1 million, or 42.0%, from $7.4 million for the year ended December 31, 1998 to $4.3 million for the year ended December 31, 1999. The decrease was attributable to a decrease of $3.6 million representing the Company's 95% proportionate share of the decrease in net income of the Manager, offset by an increase of $361,000 representing the Company's proportionate share of the increase in net income before extraordinary item from the Broadmoor Austin Properties and an increase of $159,000 which represents the Company's proportionate share of operations of Burnett Plaza which was acquired in March 1999. The decrease in net income of the Manager results from a decrease of management fees and other fee income, partially offset by a decrease in general and administrative and personnel costs of the Manager.

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

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents were $5.5 million and $13.3 million at December 31, 2000 and December 31, 1999, respectively. The decrease in cash and cash equivalents is primarily a result of cash flows used in investing activities exceeding cash flows provided by operating and financing activities.

         Cash Provided by Operating Activities. Net cash provided by operating activities was $158.1 million for the year ended December 31, 2000 compared to $119.7 million for the year ended December 31, 1999. The increase is due primarily to an increase in net operating income resulting from increases in real estate holdings during the two years ending December 31, 2000.

         Cash Used in Investing Activities. Net cash used in investing activities increased from $140.4 million for the year ended December 31, 1999 to $169.4 million for the year ended December 31, 2000. This increase is due primarily to purchases and development of real estate in 2000 exceeding that in 1999, partially offset by a decrease in proceeds generated from the sale of real estate from 1999 to 2000.

         Cash Provided by Financing Activities. Net cash provided by financing activities of $3.4 million for the year ended December 31, 2000 decreased from $28.5 million for the year ended December 31, 1999. This decrease is primarily attributable to capital raised from the issuance of common shares and preferred units in 1999 exceeding proceeds raised from such sources in 2000, offset by an increase in net borrowings from 1999 to 2000.

         As of December 31, 2000, the Company had outstanding total indebtedness, including its pro rata share of joint venture debt and construction loans of approximately $1.09 billion, or approximately 46.1% of total market capitalization based on a common share price of $26.9375 per common share. The Company's policy is to limit combined indebtedness plus its pro rata share of joint venture debt and construction loans so that at the time such debt is incurred, it does not exceed 50% of the Company's total market capitalization. As of December 31, 2000, the Company had the approximate capacity to borrow up to an additional $183.0 million under the debt limitation. The amount of indebtedness that the Company may incur, and the policies with respect thereto, are not limited by the Company's declaration of trust and bylaws, and are solely within the discretion of the Company's board of trustees.

         The Company has in place a $300 million unsecured line of credit with a group of 12 banks (the "Line of Credit"). In May of 2000, the Company closed a three-year renewal of its Line of Credit. The new facility has an initial interest rate of LIBOR plus 137.5 basis points. The Line of Credit is unsecured and matures on May 2, 2003. Additionally, the Company is required to pay an average daily unused commitment fee of 25 basis points per annum if the daily unused portion of the Line of Credit is greater than $200 million. The fee is reduced to 20 basis points per annum if the daily unused portion is less than or equal to $200 million, but greater than $100 million. The fee is further reduced to 15 basis points per annum if the daily unused portion of the Line of Credit is less than or equal to $100 million. The Company had net borrowings under the Line of Credit during the year ended December 31, 2000 of $13.5 million and had an outstanding balance of $142.5 million at December 31, 2000, resulting in an available balance of $157.5 million.

         The following table sets forth the Company's debt balance as of December 31, 2000:

                                     CURRENT                       INTEREST
DESCRIPTION                          BALANCE     AMORTIZATION        RATE               MATURITY
-----------                          -------     ------------        ----               --------
                                 (in thousands)
Burnett Plaza (1)                $    9,400           None           7.50%         February 1, 2002
Bank Term Facility                  100,000           None      LIBOR + 1.375%     October 13, 2002
Del Mar Gateway                      21,526           None      LIBOR + 1.75%      March 21, 2003
Barton Skyway II                     17,298           None      LIBOR + 1.75%      April 12, 2003
Line of Credit                      142,500           None      LIBOR + 1.375%     May 2, 2003
Bachman West                          2,928           25 yr          8.63%         December 1, 2003
Northeast Portfolio Loan (2)         59,134           25 yr          6.80%         December 10, 2003
One Westchase Center                 24,500           25 yr          7.84%         February 1, 2004
Crescent Centre                      12,000           None           7.95%         March 1, 2004
Bank Term Loan (3)                   72,500           None (7)  LIBOR + 1.625%     September 30, 2004
Walnut Glen Tower                    34,762           30 yr          6.92%         April 1, 2005
Highland Court                        4,838           25 yr          7.27%         April 1, 2006
Oaklands Corporate Center (4)         1,285           20 yr          8.65%         August 1, 2006
Westheimer Central Plaza              5,864           25 yr          8.38%         August 1, 2006
Creamery Way (4)                      3,610           20 yr          8.30%         September 19, 2006
PPREFI Portfolio Loan (5)           180,100           None           7.58%         February 26, 2007
Oaklands Corporate Center (4)         6,204           25 yr          8.55%         July 1, 2007
Oaklands Corporate Center (4)         2,616           25 yr          8.40%         November 1, 2007
Corporetum Office Campus             25,551           30 yr          7.02%         February 1, 2009
Natomas Corporate Center             37,343           30 yr          7.02%         February 1, 2009
7101 Wisconsin Avenue                21,145           30 yr          7.25%         April 1, 2009
2500 Cumberland Parkway              14,500           None (8)       7.46%         July 15, 2009
Ordway                               49,364           30 yr          7.95%         April 1, 2010
World Savings Center                 29,268           30 yr          7.91%         November 1, 2010
Park West C2                         34,908           30 yr          6.63%         November 10, 2010
One O'Hare Centre                    41,368           30 yr          6.80%         January 10, 2011
3130 Fairview Park Drive Loan        23,114           30 yr          7.00%         April 1, 2011
Broadmoor Austin (6)                 77,000           None (9)       7.04%         April 10, 2011
Bannockburn Center                   26,891           30 yr          8.05%         June 1, 2012
Southpoint (III) (4)                  7,356           20 yr          7.75%         April 14, 2014
Other Corporate Debt                  5,327           None           7.40%         Various
                                 ----------

       Total                     $1,094,200
                                 ==========

-----------

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

(5) The PPREFI Portfolio Loan is collateralized by the following 36 Properties: certain of the Los Angeles Industrial Properties (18 Properties), certain of the Chicago Industrial Properties (four Properties), the Cottonwood Office Center (three Properties), Park West E1 and E2 (two Properties), One Northwestern Plaza, 3141 Fairview Park Drive, 2455 Horsepen Road, O'Hare Plaza II, 1717 Deerfield Road, 2411 Dulles Corner Road, 4401 Fair Lakes Court, the WestPoint Office Building and the PacifiCare Building.

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

         The majority of the Company's fixed rate secured debt contains prepayment provisions based on the greater of a yield maintenance penalty or 1.0% of the outstanding loan amount. The yield maintenance penalty essentially compensates the lender for the difference between the fixed rate under the loan and the yield that the lender would receive if the lender reinvested the prepaid loan balance in U.S. Treasury Securities with a similar maturity as the loan.

         Under its loan agreements, the Company is required to satisfy various affirmative and negative covenants, including limitations on total indebtedness, total collateralized indebtedness and cash distributions, as well as obligations to maintain certain minimum tangible net worth and certain minimum interest coverage ratios. The Company was in compliance with these covenants at December 31, 2000.

         In September 1997, the Company entered into a seven-year interest rate swap locking in cost of funds of 6.25% (before the spread over LIBOR) on $110.0 million. In June 1999, the Company entered into a four-year interest rate swap locking in cost of funds of 6.16% (before the spread over LIBOR) on $50.0 million (collectively, the "Interest Rate Swaps"). The Interest Rate Swaps consist of four separate agreements intended to manage the relative mix of the Company's debt between fixed and variable rate instruments. The Interest Rate Swaps modify a portion of the interest characteristics of the Company's variable rate debt effectively converting in the aggregate, $160.0 million of variable rate debt to fixed rate debt. The fixed rates to be paid, the effective fixed rate and the variable rate to be received by the Company, are summarized in the following table:

                                                                     SWAP RATE RECEIVED
                       SWAP RATE PAID         EFFECTIVE FIXED      (VARIABLE) AT DECEMBER
NOTIONAL AMOUNT            (FIXED)                  RATE                  31, 2000              SWAP MATURITY
---------------            -------                  ----                  --------              -------------
$20 million                 6.155%                 7.780%                  6.561%                  June 2, 2003
$30 million                 6.155%                 7.780%                  6.561%                  June 2, 2003
$50 million                 6.253%                 7.628%                  6.561%            September 30, 2004
$60 million                 6.248%                 7.623%                  6.561%            September 30, 2004

-----------

         The differences to be paid or received by the Company under the terms of the Interest Rate Swaps are accrued as interest rates change and recognized as an adjustment to interest expense by the Company pursuant to the terms of the agreements and will have a corresponding effect on its future cash flows. Agreements such as these contain a credit risk that the counterparties may be unable to meet the terms of the agreement. The Company minimizes that risk by evaluating the creditworthiness of its counterparties, which is limited to major banks and financial institutions and does not anticipate non-performance by the counterparties.

     The Company's Properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. For the year ended December 31, 2000, the Company's recurring non-incremental revenue-generating capital expenditures totaled approximately $26.3 million. The Company's recurring non-incremental revenue-generating capital expenditures were attributable to the Company's five regions as follows: (1) Mid-Atlantic-$6.4 million; (2) Midwest-$4.4 million; (3) Northeast-$3.4 million; (4) Southwest-$5.5 million; and (5) West-$6.6 million.

         The Company has considered its short-term liquidity needs and the adequacy of adjusted estimated cash flows and other expected liquidity sources to meet these needs. The Company believes that its principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements and the minimum distributions required to maintain the Company's REIT qualification under the Internal Revenue Code. The Company anticipates that these needs will be fully funded from the Company's cash flows provided by operating activities and, when necessary to fund shortfalls resulting from the timing of collections of accounts receivable in the ordinary course of business, from the Line of Credit.

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

FUNDS FROM OPERATIONS

         "Funds from Operations," as defined by NAREIT, means net income, computed in accordance with GAAP excluding extraordinary items (as defined by GAAP) and gains (or losses) from sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships, joint ventures and subsidiaries. The Company believes that Funds from Operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. The Company's Funds from Operations is not comparable to Funds from Operations reported by other REITs that do not define that term using the current NAREIT definition. The Company believes that in order to facilitate a clear understanding of its operating results, Funds from Operations should be examined in conjunction with net income as presented in the audited Consolidated Financial Statements of the Company. Funds from Operations does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income as an indication of the Company's performance or to cash flows as a measure of liquidity or ability to make distributions.

                                                                                                                       PREDECESSOR
                                                                                                                         COMPANY
                                                                          COMPANY HISTORICAL                            HISTORICAL
                                                  ------------------------------------------------------------------    ----------
                                                                                                           OCT. 22,      JAN. 1,
(in thousands)                                    YEAR ENDED    YEAR ENDED    YEAR ENDED    YEAR ENDED       1996-         1996-
                                                   DEC. 31,      DEC. 31,      DEC. 31,      DEC. 31,      DEC. 31,      OCT. 21,
                                                     2000          1999          1998          1997          1996          1996
                                                  ----------    ----------    ----------    ----------    ----------    ----------
FUNDS FROM OPERATIONS

Net Income .....................................  $   69,585    $   80,482    $   71,419    $   36,946    $    4,996    $    5,118
Add:
  Real estate depreciation and amortization ....      63,328        54,482        41,828        21,600         2,696         5,993
  Real estate depreciation and amortization
    of unconsolidated joint ventures ...........       2,816         2,480         2,196         2,136           419           875
  Minority interests(1) ........................      15,504        12,577         7,665         5,128           824            --
  Extraordinary items ..........................          --            --         9,001           878            --            --

Less:
  Merger termination fee, net (2) ..............      (4,091)           --            --            --            --            --
  Gain on sales ................................        (221)      (16,105)      (14,416)         (641)           --          (378)
  Dividend on perpetual preferred units ........     (12,610)       (9,251)       (4,073)           --            --            --
                                                  ----------    ----------    ----------    ----------    ----------    ----------
Funds from Operations ..........................  $  134,311    $  124,665    $  113,620    $   66,047    $    8,935    $   11,608
                                                   =========    ==========    ==========    ==========    ==========    ==========

-----------

(1) Represents the minority interests applicable to the common and preferred unit holders of the Operating Partnership.

(2) Although the fee is not considered an extraordinary item in accordance with GAAP, it is the Company's opinion that it is appropriate to exclude the fee from Funds from Operations.

         Funds from Operations increased by $9.6 million for the year ended December 31, 2000 from the year ended December 31, 1999 and increased by $11.0 million for the year ended December 31, 1999 from the year ended December 31, 1998 as a result of the factors discussed in the analysis of operating results.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In September 1998, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In September 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 133 was originally effective for all fiscal quarters of fiscal years beginning after September 15, 1999. SFAS No. 137 deferred the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. The initial implications of SFAS No. 133 require the Company to record its Interest Rate Swaps at their negative $2.5 million fair value on January 1, 2001. The negative fair value results in the recognition of a loss outside of earnings within comprehensive income on the Company's consolidated balance sheet as of January 1, 2001.

APPLICATION OF AND POTENTIAL CHANGES IN LAW REGARDING OWNERSHIP OF SUBSIDIARIES AND QUALIFICATIONS AS A REIT

         For federal income tax purposes, the Company was organized and has operated in conformity with the requirements for qualification as a REIT under the Internal Revenue Code of 1986, as amended (the "Code") beginning with its taxable year ending December 31, 1996 and through the date hereof. The Code sets forth various income, asset, ownership, and distribution tests with respect to which a REIT must comply in order to maintain its status as a REIT. Although the Internal Revenue Service ("IRS"), based upon its interpretation of the relevant judicial and administrative authorities, may take the position that a REIT has failed a particular qualification test, the facts and circumstances upon which such a determination would be based are controlled by the REIT. To the extent that a REIT does not comply with a particular test, the decision to take an action that would prevent compliance or to not take an action that would have allowed compliance will be directly within the control of the REIT. The Company is unaware of any instance in which a REIT lost its qualification as a REIT due to the failure of one of the statutory qualification tests under the Code. Our current and proposed method of operation will enable the Company to continue to qualify as a REIT.

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

         Under the new law, the fair market value of all TRS securities cannot exceed 20% of the REIT's fair market value. At this time, the Company does not anticipate that its investments in all future TRS will exceed 20% of the value of the Company. The RMA returns the REIT distribution requirement to 90% from 95%, putting REITs back in line with mutual fund distribution requirements. It is unclear at this time what impact this change will have on future dividends made by the Company.

INFLATION

         Most of the leases on the Properties require tenants to pay increases in operating expenses, including common area charges and real estate taxes, thereby reducing the impact on the Company of the adverse effects of inflation. Leases also vary in term from one month to 17 years, further reducing the impact on the Company of the adverse effects of inflation.

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

THE GEOGRAPHIC CONCENTRATION OF OUR PROPERTIES IN MARKETS WHICH ARE IN ECONOMIC DECLINE COULD HAVE A MATERIAL ADVERSE EFFECT ON OPERATING PERFORMANCE.

         Properties located in the Metropolitan Washington, D.C, Dallas/Fort Worth and Chicago areas provided approximately 19.0%, 12.0% and 19.9% of total revenues in 2000, respectively. Like other real estate markets, these commercial real estate markets have experienced economic downturns in the past, and future declines in any of these economies or real estate markets could adversely affect our cash available for distribution. Our financial performance and ability to make distributions to our shareholders are, therefore, particularly sensitive to the economic conditions in these markets. The local economic climate, which may be adversely impacted by business layoffs or downsizing, industry slowdowns, changing demographics and other factors, and local real estate conditions, such as oversupply of or reduced demand for office, industrial and other competing commercial properties, may affect our revenues and the value of our Properties, including properties to be acquired or developed. We cannot assure you that these local economies will continue to grow at the current pace or at all.

OUR ACQUISITION OF NEW PROPERTIES AND LACK OF OPERATING HISTORY GIVE RISE TO DIFFICULTIES IN PREDICTING REVENUE POTENTIAL.

         We, from time to time, acquire office properties. These acquisitions could fail to perform in accordance with expectations. If we fail to accurately estimate occupancy levels, operating costs or costs of improvements to bring an acquired property up to the standards established for its intended market position, the operating performance of the property may be below our expectations. Acquired properties may have characteristics or deficiencies affecting their valuation or revenue potential that we have not yet discovered. We cannot assure you that the operating performance of acquired properties will increase or be maintained under our management.

         During 2000, we acquired a total of five Properties containing 697,000 square feet. At December 31, 2000, the Company continued to own four of these properties totaling 472,000 square feet. Our ability to manage our growth effectively will require us to integrate successfully our new acquisitions into our existing management structure. Many of our Properties have relatively short or no operating history under our management. We have had limited control over the operation of these buildings.

OUR REDEVELOPMENT, DEVELOPMENT AND CONSTRUCTION ACTIVITIES MAY GIVE RISE TO UNEXPECTED COSTS AND CAN MAKE IT DIFFICULT TO PREDICT REVENUE POTENTIAL.

         We redevelop, develop and construct office and industrial buildings. The risks associated with these activities include:

         o abandonment of redevelopment or development opportunities resulting in a loss of invested capital;

         o construction costs of a property exceeding original estimates potentially resulting in yields on invested capital lower than expected;

         o occupancy rates and rents at a newly renovated or completed property may not be sufficient to make the property profitable;

         o financing may not be available on favorable terms for redevelopment or development of a property possibly increasing the projected cost of the project;

         o permanent financing may not be available on favorable terms to replace short-term construction loans and construction and lease-up may not be completed on schedule, resulting in increased interest expense and construction costs;

         o all necessary zoning, land-use, building, occupancy and other required governmental permits and authorizations may not be obtained or may not be obtained on a timely basis resulting in possible delays, decreased profitability and increased management time and attention; and

         o increased management time required for such activities may divert their attention from other aspects of our business.

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

         Factors which may affect our revenues and the value of our Properties include:

         o the national, state and local economic climate and real estate conditions, such as oversupply of or reduced demand for space and changes in market rental rates;

         o the perceptions of prospective tenants of the safety, convenience and attractiveness of our Properties;

         o our ability to provide adequate management, maintenance and insurance;

         o    our ability to collect on a timely basis all rent from tenants;

         o the expense of periodically renovating, repairing and reletting spaces;

         o increasing operating costs, including real estate taxes and utilities, which may or may not be passed through to tenants; and

         o our compliance with the laws, changes in the tax laws, fluctuations in interest rates and the availability of financing.

         Certain significant expenditures associated with our Properties, such as mortgage payments, real estate taxes, insurance and maintenance costs, are generally not reduced when circumstances cause a reduction in rental revenues from our Properties.

TENANT DEFAULTS AND BANKRUPTCY COULD CAUSE RENT COLLECTION DIFFICULTIES.

         A significant portion of our income is derived from rental income on our Properties. As a result, our distributable cash flow and ability to make expected distributions to our shareholders could be adversely affected if a significant number of our tenants fail to pay their rent due to bankruptcy, weakened financial condition or otherwise. At any time, a tenant may seek the protection of the bankruptcy laws, which could result in delays in rental payments or in the rejection and termination of such tenant leases. These events would cause a reduction in our cash flow and the amounts available for distributions to our shareholders. We cannot assure you that tenants will not file for bankruptcy protection in the future or, if any tenants file, that they will affirm their leases and continue to make rental payments in a timely manner. In addition, a tenant from time to time may experience a downturn in its business. Such a downturn may weaken its financial condition, and it may stop paying rent when due.

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

NON-RENEWAL OF LEASES AND NON-RELETTING OF SPACE COULD ADVERSELY AFFECT OUR RENTAL REVENUES.

         We are subject to several risks upon expiration of leases for space located at our Properties. The leases may not be renewed, the space may not be relet or the terms of renewal or reletting, including the costs of required renovations, may be less favorable than current lease terms. Leases on a total of approximately 13.0% of the total net rentable square feet in our Properties will expire in the 12 months ending December 31, 2001. If we are unable to relet promptly or renew the leases for a particular Property or Properties, if the rental rates upon such renewal or reletting are significantly lower than expected rates or if our budgets for these purposes prove to be inadequate, then our cash flow and ability to make expected distributions to our shareholders may be adversely affected.

SOME OF OUR COMPETITORS IN MARKETS IN WHICH WE HAVE PROPERTIES MAY HAVE NEWER, BETTER-LOCATED OR BETTER-CAPITALIZED PROPERTIES.

         Numerous office and industrial properties compete with our Properties in attracting tenants to lease space. In each market we compete on a number of factors including rental rates, tenant concession allowances, quality and location of buildings, quality of property management, and other economic and non-economic factors. Our major competitors in each market include the following companies:

MARKETS                            COMPETITORS
-------                            -----------

Austin, Dallas/Fort Worth,         CarrAmerica Realty Corp., Crescent Real
Denver, Houston                    Estate Equities, Equity Office Properties,
                                   Lincoln Property Co., Mack-Cali Realty Corp.,
                                   Trammell Crow Co.

Atlanta,                           Boston Properties, CarrAmerica Realty Corp.,
Metro. Washington, DC              Cousins Properties, Duke-Weeks Realty Corp.,
                                   Equity Office Properties

Chicago, Suburban Detroit          CarrAmerica Realty Corp., Duke-Weeks Realty
                                   Corp., Equity Office Properties

Suburban Philadelphia              Brandywine Realty Trust, Liberty Property
                                   Trust, Mack-Cali Realty Corp., Great Lakes
                                   REIT, John Buck Co.

Los Angeles, Sacramento,           Arden Realty, Boston Properties, CarrAmerica
San Diego,                         Realty Corp., Equity Office Properties,
San Francisco Bay Area             Kilroy Realty Corp., Shorenstein Co., Spieker
                                   Properties

-----------

         This competition could have an adverse effect on our operating performance because some of these competing properties may be newer, better located or better capitalized than our Properties.

PROPERTIES WITH ENVIRONMENTAL PROBLEMS COULD CAUSE US TO INCUR CLEAN-UP COSTS OR OTHER LIABILITIES.

         Under various federal, state, and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in the property. These laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of the hazardous or toxic substances. In addition, the presence of hazardous or toxic substances, or the failure to remediate a property properly, may adversely affect the owner's ability to borrow using the real property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of hazardous substances at the disposal or treatment facility, whether or not such facility is or ever was owned or operated by them. Environmental laws and common law principles impose liability for release of and exposure to hazardous substances, including asbestos-containing materials, into the air, and third parties may seek recovery from owners or operators of real property for personal injury or property damage associated with exposure to hazardous substances, including asbestos-containing materials.

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

         Effective January 1, 1999, the Company purchased insurance to cover environmental conditions if and when they occur. The policy also covers third-party claims, which may arise due to the environmental conditions and covers business interruption. The Company's limits for loss under the policy is $5.0 million per occurrence with a $10.0 million aggregate policy limit. We cannot assure you that these coverages will be sufficient to cover all costs of environmental issues that could arise.

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

         We may also participate with other entities in property ownership or in providing property-related services through joint ventures or partnerships. Partnership or joint venture investments may involve risks such as the following:

         o    our partners or co-venturers might become bankrupt;

         o our partners or co-venturers might at any time have economic or other business interests or goals that are inconsistent with our business interests or goals; and

         o our partners or co-venturers may be in a position to take action contrary to our instructions or make requests contrary to our policies or objectives.

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

         We enter into financial futures contracts and option contracts in the ordinary course of our business to hedge or modify our exposures to interest rate fluctuations. While our use of these derivatives is intended to allow us to better manage certain risks, it is possible that, over time, mis-matches may arise with respect to the derivatives and the cash market instruments they are intended to hedge. Discrepancies can also arise between the derivative and cash markets. Derivatives also have risks that are similar in type to the risks of the cash market instrument on which their values are based. For example, in times of market stress, sharp price movements or reductions in liquidity in the cash markets may be related to comparable or even greater price movements and reductions in liquidity in the derivative markets. Further, the risks associated with derivatives are potentially greater than those associated with the related cash market instruments because of the additional complexity and potential for leverage. In addition, derivatives may create credit risks, as well as legal, operational and other risks beyond those associated with the underlying cash market instruments on which their values are based. Credit risk involves the risk that a counterparty on a derivative transaction will not fulfill its contractual obligations. There can be no assurance, however, that hedging strategy or techniques will be effective, that our profitability will not be adversely affected during any period of changes in interest rates or that the costs of hedging will not exceed the benefits.

         In September, 1997 we entered into two Interest Rate Swaps with Bank of America and Societe Generale covering $60 million and $50 million, respectively, of our outstanding indebtedness. Our cost of seven-year funds, before adding the spread, is fixed by these swap agreements at an average of 6.25%. Further, in June 1999, we entered into two additional Interest Rate Swaps for an aggregate notional amount of $50 million. With respect to the Interest Rate Swaps entered into in June 1999, our cost of four year funds before adding the spread is fixed at a rate of 6.16%.

IF WE ARE UNABLE TO REPLACE CONSTRUCTION LOANS WITH PERMANENT REFINANCING, WE MAY HAVE TO SELL THE DEVELOPMENT PROPERTIES AT A LOSS.

         If new developments are financed through construction loans or if acquisitions are financed with short-term bridge loans in anticipation of later, permanent financing, there is a risk that upon completion of construction or the maturity of the bridge loans, permanent financing may not be available or may be available only on disadvantageous terms. As of December 31, 2000, we have $49.5 million in construction loan commitments, $38.8 million of which has been drawn. In the event that we are unable to obtain permanent financing for these Properties on favorable terms, we could be forced to sell such Properties at a loss or the Properties could be foreclosed upon by the lender and result in loss of income and asset value.

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

         The board of trustees, upon receipt of a ruling from the IRS, an opinion of counsel or other evidence satisfactory to the board of trustees, may exempt a proposed transferee from the ownership limitation. For example, the board of trustees has exempted SCPG from the ownership limitation on the condition that SCPG not own more than 11% of the number of outstanding common shares. The board of trustees may not grant an exemption from the ownership limitation to any proposed transferee if such exemption would result in the termination of our status as a REIT.

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

THE BOARD OF TRUSTEES CAN ISSUE ADDITIONAL SHARES.

         Our declaration of trust authorizes our board of trustees to:

         o amend our declaration of trust, without shareholder approval, to increase or decrease the aggregate number of shares of beneficial interest or the number of shares of beneficial interest of any class that we have the authority to issue;

         o issue additional authorized but unissued preferred or common shares; and

         o classify or reclassify any unissued common shares or preferred shares and to set the preferences, rights and other terms of such classified or unclassified shares.

         These provisions may have the effect of delaying, deferring or preventing a transaction or a change in control that might involve a premium price for the common shares or otherwise be in the best interest of our shareholders.

OUR STATUS AS A REIT IS DEPENDENT ON COMPLIANCE WITH FEDERAL INCOME TAX REQUIREMENTS.

         We have operated and intend to continue to operate as a REIT for federal income tax purposes. We have not requested, and do not expect to request, a ruling from the IRS (1) that the Operating Partnership and each of its non-corporate subsidiaries have been and will be classified as partnerships for federal income tax purposes and (2) that we qualify as a REIT. Qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code with limited judicial and administrative guidance available as to facts and circumstances that may be subject to differing interpretations for federal income tax purposes.

         While we have operated and intend to continue to operate as a REIT for federal income tax purposes, if the IRS were to challenge successfully the tax status of the Operating Partnership or a non-corporate subsidiary as a partnership, or if we fail to qualify as a REIT for any taxable year, we would be subject to federal income tax at regular corporate rates. Unless entitled to relief under the Internal Revenue Code, we also would be disqualified from treatment as a REIT for the four taxable years following the disqualification year. As a result, cash available for distribution would be reduced for each of the years involved.

         Although we intend to continue to operate as a REIT, future economic, market, legal, tax or other considerations may cause our board of trustees, with the consent of our shareholders holding at least two-thirds of all the outstanding common shares, to revoke the REIT election.

WE HAVE MINIMUM DISTRIBUTION REQUIREMENTS THAT COULD REQUIRE US TO INCUR ADDITIONAL DEBT.

         To avoid corporate income taxation on our earnings in 2000 and earlier years, we must distribute at least 95% of our net taxable income each year to our shareholders, excluding any net capital gain. In addition, to avoid a 4% non-deductible excise tax, we also must distribute annually at least the sum of the following:

         o    85% of our ordinary income for that year,

         o    95% of our capital gain net income for that year, and

         o    100% of our undistributed taxable income from prior years.

         We have exceeded the distribution requirements in every year and we expect to comply with the distribution requirements. If unfavorable market conditions exist, we may have to borrow funds on a short-term basis to meet the REIT distribution requirements. If such unfavorable conditions occurred, we might not be able to fund all future capital needs with income from operations, and might have to rely on third-party sources of capital, which may or may not be available on favorable terms.

CHANGES IN TAX LAWS COULD AFFECT OUR REIT STATUS.

         At any time, future legislation or administrative or judicial decisions or actions could affect our tax treatment or qualification as a REIT. The RMA, signed into law in late 1999 and effective for 2001 and later years, contains several provisions affecting REITs. Prior to the effective date of the RMA, a REIT could not hold more than 10% of the voting stock of another company. Under the RMA, the limitation is expanded to include 10% of the value of another company's securities, with these exceptions: (1) subsidiary's stock held by the REIT on July 12, 1999; (2) straight debt; and (3) stock of a TRS. Thus, the Manager's stock would be grandfathered.

         The RMA allows a REIT subsidiary to perform services for REIT tenants without disqualifying the rents received (as under current law). The TRS are more likely to incur tax liability, and will be limited in the amount of debt and rental payments between the REIT and the TRS. Existing subsidiaries, such as the Manager, may be grandfathered in a one-time tax-free conversion as TRS. They will not be subject to these limitations, unless engaging in a new line of business or increasing assets. If either of these events occurs, new restrictions on debt and rental payments will apply to these entities as well. It is anticipated that any new lines of business will be conducted in a new TRS, therefore not negatively impacting the Manager.

         Under the new law, the fair market value of all TRS securities cannot exceed 20% of the REIT's fair market value. At this time, the Company does not believe its investments in all future TRS will exceed 20% of the value of the Company. The RMA returns the REIT distribution requirement to 90% from 95%. It is unclear at this time what impact this change will have on future dividends made by the Company.

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

OUR BOARD OF TRUSTEES MAY CHANGE POLICIES AND INCUR DEBT WITHOUT SHAREHOLDER APPROVAL.

         Our board of trustees determines our investment, financing, borrowing and distribution policies, and our policies with respect to all other activities, including growth, capitalization and operations. Our board of trustees has adopted a policy limiting our total combined indebtedness plus our pro rata share of joint venture debt to 50% or less of our total market capitalization, but our organizational documents do not contain any limitation on the amount of indebtedness we may incur. Although our board of trustees has no present intention to do so, these policies may be amended or revised at any time and from time to time at the discretion of the board of trustees without a vote of our shareholders. A change in these policies could adversely affect our financial condition, results of operations or the market price of our common shares.

WE ARE DEPENDENT ON THE SERVICES OF MICHAEL V. PRENTISS AND THOMAS F. AUGUST

         We are dependent on the efforts of our chairman and executive officer, Messrs. Prentiss and August. The loss of their services could have an adverse effect on our operations. Each of Messrs. Prentiss and August has entered into an employment agreements which will expire on January 1, 2006 and May 10, 2003, respectively. Messrs. Prentiss and August have agreed in their employment agreements that for a period of two years after they are no longer employed by the Company they will not enter into employment with any company which is in a business that is competitive to the business of the Company. If this provision, or if similar provisions in other employment agreements with our other employees, is determined to not be binding on Messrs. Prentiss or August, or any other employee, those persons would be able to enter into employment with companies which compete with the Company immediately after those persons ceased to be employed by us. Certain assets of affiliates of the predecessor entities were not contributed to us in the transactions in which we were formed, and our executive officers, including Messrs. Prentiss and August, may devote some of their management time to those excluded assets.

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

         Through the Operating Partnership and Manager, we engage in the business of management, leasing, development and construction of properties owned by third parties. Risks associated with these activities include the following:

         o related contracts, which are typically cancelable upon 30-days notice or upon specific events, including sale of the property, may be terminated by the property owner or may be lost in connection with a sale of such property;

         o contracts may not be renewed upon expiration or may not be renewed on terms consistent with current terms; and

         o rental revenues upon which management, leasing and development fees are based may decline as a result of general real estate market conditions or specific market factors affecting properties that we manage, lease or develop, resulting in decreased management, leasing or development fee income.

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

WE HAVE SHARES AVAILABLE FOR FUTURE SALE THAT COULD ADVERSELY AFFECT THE PRICE OF OUR COMMON SHARES.

         Under our declaration of trust, we have the authority to do the following:

         o amend our declaration of trust, without shareholder approval, to increase or decrease the aggregate number of shares of beneficial interest or the number of shares of beneficial interest of any class, including common shares, that we have the authority to issue; and

         o issue additional authorized but unissued common shares or preferred shares.

         As of December 31, 2000, we have authorized 100,000,000 common shares, of which 63,416,558 common shares are unissued or held in treasury. In addition, we have granted options to purchase 3,649,812 common shares to executives officers, employees and trustees, of which options to purchase 2,778,536 common shares remain outstanding. Sales or issuances of a substantial number of common shares, or the perception that such sales could occur could adversely affect prevailing market prices of the common shares and dilute the percentage ownership held by our shareholders.

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

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's primary market risk exposure is to changes in interest rates as a result of its line of credit and long-term debt. At December 31, 2000, the Company had outstanding total indebtedness, including its pro rata share of joint venture debt and construction loans, of approximately $1.09 billion, or approximately 46.1% of total market capitalization. The Company's interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower its overall borrowing costs. To achieve this objective, the Company manages its exposure to fluctuations in market interest rates for its borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks to mitigate its interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of its variable debt. The Company does not enter into derivative or interest rate transactions for speculative purposes. Approximately 67.2% of the Company's outstanding debt was subject to fixed rates with a weighted average interest rate of 7.41% at December 31, 2000. An additional 4.6% of the Company's outstanding debt at December 31, 2000 was effectively locked at an interest rate (before the spread over LIBOR) of 6.16% through an Interest Rate Swap agreement for a notional amount of $50.0 million. Further, 10.0% of the Company's debt at December 31, 2000 was effectively locked at a rate (before the spread over LIBOR) of 6.25% through an Interest Rate Swap agreement for a notional amount of $110.0 million. The Company regularly reviews interest rate exposure on its outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

         The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates, including Interest Rate Swaps and debt obligations. For debt obligations outstanding at December 31, 2000, the table presents principal cash flows and related weighted average interest rates by expected maturity dates including the Company's pro rata share of joint venture debt totaling $86.4 million. For Interest Rate Swaps, the table presents notional amounts and weighted average interest rates by expected contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve as of December 31, 2000.

                                                  EXPECTED MATURITY DATE
                                                      (IN THOUSANDS)
                             -------------------------------------------------------------------
                                                                                                                 FAIR
                                2001       2002       2003       2004       2005      THEREAFTER     TOTAL      VALUE
                                ----       ----       ----       ----       ----      ----------     -----      -----
        LIABILITIES
Long-Term Debt:
   Fixed Rate                $  7,843   $ 18,724   $ 68,589   $ 43,857   $ 42,112      $553,924     $735,049   $745,402
      Average Interest Rate     7.41%      7.41%      7.41%      7.44%      7.46%         7.38%
   Variable Rate             $  5,358   $100,534   $181,905    $71,354                              $359,151   $359,151
      Average Interest Rate     8.10%      8.10%      8.12%      8.30%

 INTEREST RATE DERIVATIVES
Interest Rate Swaps:
   Variable to Fixed                               $ 50,000   $110,000                                         $ (2,513)
      Avg. Pay Rate             6.22%      6.22%      6.23%      6.25%
      Avg. Receive Rate         6.56%      6.56%      6.56%      6.56%

-----------

         The table incorporates only those exposures that exist as of December 31, 2000 and does not consider exposures or positions which could arise after that date. In addition, because firm commitments are not represented in the table above, the information presented therein has limited predictive value. As a result, the Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, prevailing interest rates, and the Company's hedging strategies during those periods. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and the Company's financing requirements.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial Statements and the Financial Statement Schedule appear at page F-1 to page F-29 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

                                    PART III

ITEM 10.      TRUSTEES AND EXECUTIVE OFFICERS OF THE COMPANY

         The information required by this item is incorporated by reference from the Company's definitive proxy statement for its annual meeting of shareholders to be held on May 9, 2001.

ITEM 11.      EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference from the Company's definitive proxy statement for its annual meeting of shareholders to be held on May 9, 2001.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference from the Company's definitive proxy statement for its annual meeting of shareholders to be held on May 9, 2001.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated by reference from the Company's definitive proxy statement for its annual meeting of shareholders to be held on May 9, 2001.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)      Financial Statements, Financial Statement Schedule and Exhibits

         (1)      Financial Statements

                  Report of Independent Accountants

                  Consolidated Balance Sheets of the Company as of December 31, 2000 and December 31, 1999

                  Consolidated Statements of Income of the Company for the years ended December 31, 2000, 1999 and 1998

                  Consolidated Statements of Changes in Shareholders' Equity of the Company for the years ended December 31, 2000, 1999 and 1998

                  Consolidated Statements of Cash Flows of the Company for the years ended December 31, 2000, 1999 and 1998

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

              3.3 -- Articles Supplementary, dated February 17, 1998, Classifying and Designating a Series of Preferred Shares of Beneficial Interest as Junior Participating Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest, Series B, and Fixing Distribution and Other Preferences and Rights of Such Shares (filed as an Exhibit to the Company's Registration Statement on Form 8-A, filed on February 17, 1998, File No. 000-23813).

              3.4 -- Articles Supplementary, dated June 25, 1998, Classifying and Designating a Series of Preferred Shares of Beneficial Interest as Series B Cumulative Redeemable Perpetual Preferred Shares of Beneficial Interest and Fixing Distribution and Other Preferences and Rights of Such Shares (included as
                           Exhibit 3.5 to the Company's form 10-Q, filed on August 12, 1998, File No. 001-14516).

              3.5 -- Articles Supplementary, dated September 17, 1999, Classifying and Designating a Series of Preferred Shares of Beneficial Interest as Series C Cumulative Redeemable Perpetual Preferred Shares of Beneficial Interest and Fixing Distribution and Other Preferences and

                           Rights of Such Shares (filed as Exhibit 3.6 to the Company's Report on Form 10-Q, filed November 11, 1999, File No. 001-14516).

              3.6*         -- Articles Supplementary, dated March 20, 2001.

              3.7* -- Articles Supplementary Classifying and Designating a Series of Preferred Shares of Beneficial Interest as Series D Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest and Fixing Distribution and Other Preferences and Rights of such Shares, dated March 20, 2001.

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

              4.3 -- Form of Rights Certificate (included as Exhibit A to the Rights agreement (Exhibit 4.2)).

              4.4*         -- Form of Series D Preferred Share Certificate.

              10.1 -- Second Amended and Restated Agreement of Limited Partnership (included as Exhibit 10.2 in the Company's Annual Report on Form 10-K, filed March 25,
                           1997).

              10.2 -- Second Amendment to Second Amended and Restated Agreement of Limited Partnership of Prentiss Properties Acquisition Partners, L.P. (included as
                           Exhibit 10.3 to the Company's Form 10-Q filed on August 12, 1998).

              10.3 -- Third Amendment to the Second Amended and Restated Agreement of Limited Partnership of Prentiss Properties Acquisition Partners, L.P. (included as
                           Exhibit 10.13 in the Company's Annual Report on Form 10-K, filed March 24, 2000).

              10.4 -- Fourth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Prentiss Properties Acquisition Partners, L.P. (included as
                           Exhibit 10.14 in the Company's Annual Report on Form 10-K, filed March 24, 2000).

              10.5 -- Fifth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Prentiss Properties Acquisition Partners, L.P. (included as
                           Exhibit 10.15 in the Company's Annual Report on Form 10-K, filed March 24, 2000).

              10.6 -- Seventh Amendment to the Second Amended and Restated Agreement of Limited Partnership of Prentiss Properties Acquisition Partners, L.P. (included as
                           Exhibit 10.16 in the Company's Annual Report on Form 10-K, filed March 24, 2000).

              10.7 -- Eighth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Prentiss Properties Acquisition Partners, L.P. (filed as
                           Exhibit 10.1 to the Company's Report on Form 10-Q, filed November 11, 1999).

              10.8* -- Ninth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Prentiss Properties Acquisition Partners, L.P.

              10.9* -- Tenth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Prentiss Properties Acquisition Partners, L.P.

              10.10* -- Eleventh Amendment to the Second Amended and Restated Agreement of Limited Partnership of Prentiss Properties Acquisition Partners, L.P.

              10.11* -- Twelfth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Prentiss Properties Acquisition Partners, L.P.

              10.12* -- Thirteenth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Prentiss Properties Acquisition Partners, L.P.

              10.13 -- Contribution Agreement, dated as of September 17, 1999, by and among Belcrest Realty Corporation, Belair Real Estate Corporation, Prentiss Properties Acquisition Partners, L.P., and the Company (filed as
                           Exhibit 10.2 to the Company's Report on Form 10-Q, filed November 11, 1999).

              10.14* -- Exchange Agreement, dated as of March 20, 2001, by and among Prentiss Properties Trust, Prentiss Properties Acquisition Partners, L.P., and Security Capital Preferred Growth Incorporated.

              10.15* -- Registration Rights Agreement, dated as of March 20, 2001, by and among Prentiss Properties Trust and Securities Capital Preferred Growth Incorporated.

              10.16 -- 1996 Share Incentive Plan (filed as Exhibit 10.25 to the Company's Registration Statement on Amendment No. 1 of Form S-11, File No. 333-09863, and incorporated by reference herein).

              10.17 -- Termination and Release Agreement, dated as of September 21, 2000, by and among Prentiss Properties Trust, Prentiss Properties Acquisition Partners, L.P., Mack-Cali Realty Corporation and Mack-Cali Realty, L.P. (filed as Exhibit 10.1 to the Company's Form 8-K dated September 21, 2000, filed on September 22, 2000).

              10.18 -- Escrow Agreement, dated as of September 21, 2000, by and among Prentiss Properties Trust, Prentiss Properties Acquisition Partners, L.P., Mack-Cali Realty Corporation and Mack-Cali Realty, L.P. and Chicago Title Insurance Company, as escrow agent (filed as Exhibit 10.2 to the Company's Form 8-K dated September 21, 2000, filed on September 22,
                           2000).

              10.19 -- Purchase and Sale Contract, dated as of September 21, 2000, by and among Mack-Cali Texas Property L.P. and Prentiss Properties Acquisition Partners, L.P. (filed as Exhibit 10.3 to the Company's Form 8-K dated September 21, 2000, filed on September 22,
                           2000).

              10.20* -- Second Amended and Restated Employment Agreement, dated February 14, 2001 by and between Michael V. Prentiss and Prentiss Properties Trust.

              10.21* -- Amended and Restated Employment Agreement dated May 10, 2000, by and between Thomas F. August and Prentiss Properties Trust.

              10.22* -- Credit Agreement, dated May 23, 2000, among Prentiss Properties Acquisition Partners, L.P., as Borrower, Bank One, NA, as Administrative Agent, Bank of America, N.A., as Syndication Agent, Dresdner Bank AG, New York Branch and Grand Cayman Branch, as Documentation Agent and each of the Lenders that are signatory therein.

              21.1*        -- List of Subsidiaries

              23.1*        -- CONSENT OF PRICEWATERHOUSECOOPERS LLP.

         * Filed herewith.

(b)      Reports on Form 8-K

         The Company has not filed any Reports on Form 8-K for or during the period October 1, 2000 through December 31, 2000.

                            PRENTISS PROPERTIES TRUST

                          INDEX TO FINANCIAL STATEMENTS

FINANCIAL STATEMENTS                                                                                 PAGE
--------------------                                                                                 ----
         Report of Independent Accountants....................................................        F-2

         Consolidated Balance Sheets of Prentiss Properties Trust (the "Company") as
         of December 31, 2000 and December 31, 1999...........................................        F-3

         Consolidated Statements of Income of the Company for the years ended
         December 31, 2000, 1999 and 1998.....................................................        F-4

         Consolidated Statements of Changes in Shareholders' Equity of the Company
         for the years ended December 31, 2000, 1999 and 1998.................................        F-5

         Consolidated Statements of Cash Flows of the Company for the years ended
         December 31, 2000, 1999 and 1998.....................................................        F-6

         Notes to Consolidated Financial Statements...........................................        F-7


FINANCIAL STATEMENT SCHEDULE
----------------------------

         Report of Independent Accountants....................................................       F-26

         Schedule III:  Real Estate and Accumulated Depreciation..............................       F-27

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Trustees and Shareholders of Prentiss Properties Trust

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Prentiss Properties Trust (the "Company") at December 31, 2000 and 1999, and the consolidated results of operations and cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles, which as described in Note (2), are generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Dallas, Texas
February 7, 2001, except as to
Note (21) for which the date
is March 20, 2001

                            PRENTISS PROPERTIES TRUST
                           CONSOLIDATED BALANCE SHEETS

               (in thousands, except share and per share amounts)

                                                                                           DECEMBER 31,
                                                                                   ----------------------------
                                                                                      2000              1999
                                                                                      ----              ----
                                     ASSETS
Real estate:
   Land ......................................................................     $   304,417      $   298,555
   Buildings and improvements ................................................       1,565,277        1,481,831
   Construction in progress ..................................................          96,266           87,860
   Land held for development .................................................          49,703           30,236
                                                                                   -----------      -----------
                                                                                     2,015,663        1,898,482
   Less: accumulated depreciation ............................................        (126,630)         (91,461)
                                                                                   -----------      -----------
   Total real estate assets ..................................................       1,889,033        1,807,021

Deferred charges and other assets, net .......................................         143,540          115,250
Receivables, net .............................................................          34,093           28,277
Cash and cash equivalents ....................................................           5,452           13,313
Escrowed cash ................................................................          24,672            6,481
Investments in securities ....................................................           1,495            1,000
Other receivables (affiliates) ...............................................                            3,617
Investments in joint ventures and unconsolidated subsidiaries ................          19,590           19,704
                                                                                   -----------      -----------

   Total assets ..............................................................     $ 2,117,875      $ 1,994,663
                                                                                   ===========      ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Debt on real estate ..........................................................     $ 1,007,800      $   896,810
Accounts payable and other liabilities .......................................          80,945           68,144
Deferred merger termination fee ..............................................          17,000
Other payables (affiliates) ..................................................           3,575
Distributions payable ........................................................          23,538           18,896
                                                                                   -----------      -----------

   Total liabilities .........................................................       1,132,858          983,850
                                                                                   -----------      -----------

Minority interest in operating partnership ...................................         177,325          177,817
                                                                                   -----------      -----------
Minority interest in real estate partnerships ................................           1,428            1,503
                                                                                   -----------      -----------

Commitments and contingencies

Preferred shares $.01 par value, 20,000,000 shares authorized, 3,773,585
   shares issued and outstanding .............................................         100,000          100,000
Common shares $.01 par value, 100,000,000 shares authorized, 40,687,813 and 40,078,643 (includes 4,104,371 and 2,591,900 in treasury) shares issued
   and outstanding at December 31, 2000 and 1999, respectively                             407              401
Additional paid-in capital ...................................................         802,818          789,554
Unearned compensation ........................................................          (3,186)
(Distributions in excess of earnings)/retained earnings ......................          (1,139)           5,329
Common shares in treasury at cost, 4,104,371 and 2,591,900 shares at
   December 31, 2000 and 1999, respectively ..................................         (92,636)         (63,791)
                                                                                   -----------      -----------

Total shareholders' equity ...................................................         806,264          831,493
                                                                                   -----------      -----------

Total liabilities and shareholders' equity ...................................     $ 2,117,875      $ 1,994,663
                                                                                   ===========      ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                            PRENTISS PROPERTIES TRUST
                        CONSOLIDATED STATEMENTS OF INCOME

                    (in thousands, except per share amounts)

                                                                                             DECEMBER 31,
                                                                                ---------------------------------------
                                                                                  2000           1999           1998
                                                                                  ----           ----           ----
Revenues:
  Rental income ...........................................................     $ 335,853      $ 297,147      $ 235,650
  Mortgage interest .......................................................                                       3,835
  Management and other fees, net ..........................................         4,555          3,325          2,129
                                                                                ---------      ---------      ---------
      Total revenues ......................................................       340,408        300,472        241,614
                                                                                ---------      ---------      ---------

Expenses:
  Property operating and maintenance ......................................        78,005         69,603         57,191
  Real estate taxes .......................................................        38,400         34,201         25,512
  General and administrative and personnel cost, net ......................         9,790          8,843          8,000
  Interest expense ........................................................        71,208         59,346         41,718
  Amortization of deferred financing costs ................................         1,519          1,126            963
  Depreciation and amortization ...........................................        63,399         54,535         41,828
                                                                                ---------      ---------      ---------
      Total expenses ......................................................       262,321        227,654        175,212
                                                                                ---------      ---------      ---------

Equity in income of joint ventures and unconsolidated subsidiaries ........         3,843          4,294          7,398
Merger termination fee, net ...............................................         4,091
                                                                                ---------      ---------      ---------
Income before gain or loss, minority interests and extraordinary items.....        86,021         77,112         73,800
Gain on sales of property .................................................           221         16,105         14,416
Loss on investment in securities ..........................................        (1,000)
Minority interests ........................................................       (15,657)       (12,735)        (7,796)
                                                                                ---------      ---------      ---------

Income before extraordinary items .........................................        69,585         80,482         80,420
Extraordinary items .......................................................                                      (9,001)
                                                                                ---------      ---------      ---------

Net income ................................................................        69,585         80,482         71,419

Preferred dividends .......................................................        (7,151)        (6,491)        (5,655)
                                                                                ---------      ---------      ---------

Net income applicable to common shareholders ..............................     $  62,434      $  73,991      $  65,764
                                                                                =========      =========      =========

Net income per common share before extraordinary items - basic ............     $    1.72      $    1.95      $    1.93
Extraordinary items .......................................................                                       (0.23)
                                                                                ---------      ---------      ---------

Net income per common share - basic .......................................     $    1.72      $    1.95      $    1.70
                                                                                =========      =========      =========

Weighted average number of common shares outstanding - basic ..............        36,273         37,875         38,742
                                                                                =========      =========      =========

Net income per common share before extraordinary items - diluted ..........     $    1.71      $    1.93      $    1.89
Extraordinary items .......................................................                                       (0.21)
                                                                                ---------      ---------      ---------

Net income per common share - diluted .....................................     $    1.71      $    1.93      $    1.68
                                                                                =========      =========      =========

Weighted average number of common shares and common share equivalents
  outstanding - diluted ...................................................        36,515         41,729         42,497
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

                            PRENTISS PROPERTIES TRUST
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                              SHAREHOLDERS' EQUITY

                  (dollars in thousands, except per share data)

                                                                                                       (DISTRIBUTIONS
                                                                                                         IN EXCESS OF
                                                                                ADDITIONAL                 EARNINGS)    COMMON
                                                         PREFERRED     COMMON     PAID-IN    UNEARNED      RETAINED    SHARES IN
                                              TOTAL        SHARES      SHARES     CAPITAL  COMPENSATION    EARNINGS    TREASURY
                                              -----        ------      ------     -------  ------------    --------    --------
Balance at December 31, 1997 ............   $ 696,632    $  75,000   $     332   $ 628,086                $  (6,786)
  Net proceeds from issuance of common
     shares (6,738,805 common shares) ...     159,174                       67     159,107
  Net proceeds from issuance of
     preferred shares (943,396
     preferred shares) ..................      25,000       25,000
  Proceeds used to purchase treasury
     shares (998,800 treasury shares) ...     (23,314)                                                                 $ (23,314)
  Distributions declared ($1.60 per
     common share) ......................     (62,678)                                                      (62,678)
  Preferred distributions declared
     ($1.60 per preferred share for the
     prorated period outstanding) .......      (5,655)                                                       (5,655)
  Net income ............................      71,419                                                        71,419
                                            ---------    ---------   ---------   ---------   ---------    ---------    ---------

Balance at December 31, 1998 ............     860,578      100,000         399     787,193                   (3,700)     (23,314)
  Net proceeds from issuance of common
     shares (148,355 common shares) .....       2,363                        2       2,361
  Proceeds used to purchase treasury
     shares (1,593,100 treasury shares)..     (40,477)                                                                   (40,477)
  Distributions declared ($1.72 per
     common share) ......................     (64,962)                                                      (64,962)
  Preferred distributions declared
     ($1.72 per preferred share) ........      (6,491)                                                       (6,491)
  Net income ............................      80,482                                                        80,482
                                            ---------    ---------   ---------   ---------   ---------    ---------    ---------

Balance at December 31, 1999 ............     831,493      100,000         401     789,554                    5,329      (63,791)
  Net proceeds from issuance of common
     shares (609,170 common shares) .....      13,270                        6      13,264
  Restricted share grants (191,500
     common shares) .....................      (4,281)                                       $  (4,281)
  Amortization of share grants ..........       1,095                                            1,095
  Proceeds used to purchase treasury
     shares (1,512,471 treasury shares)..     (28,845)                                                                   (28,845)
  Distributions declared ($1.895 per
     common share) ......................     (68,902)                                                      (68,902)
  Preferred distributions declared
     ($1.895 per preferred share) .......      (7,151)                                                       (7,151)
  Net income ............................      69,585                                                        69,585
                                            ---------    ---------   ---------   ---------   ---------    ---------    ---------

Balance at December 31, 2000 ............   $ 806,264    $ 100,000   $     407   $ 802,818   $  (3,186)   $  (1,139)   $ (92,636)
                                            =========    =========   =========   =========   =========    =========    =========

        The accompanying notes are an integral part of these consolidated financial statements.

                            PRENTISS PROPERTIES TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (dollars in thousands)

                                                                                          DECEMBER 31,
                                                                               -----------------------------------
                                                                                  2000         1999         1998
                                                                                  ----         ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income .................................................................   $  69,585    $  80,482    $  71,419

Adjustments to reconcile net income to net cash provided by operating activities:
   Minority interests ......................................................      15,657       12,735        7,796
   Extraordinary items .....................................................                                 9,001
   Gain on sales ...........................................................        (221)     (16,105)     (14,416)
   Loss on investment in securities ........................................       1,000
   Provision for doubtful accounts .........................................         614        1,225        1,160
   Depreciation and amortization ...........................................      63,399       54,535       41,828
   Amortization of deferred financing costs ................................       1,519        1,126          963
   Equity in income of joint ventures and unconsolidated subsidiaries ......      (3,843)      (4,294)      (7,398)
   Non-cash compensation ...................................................       1,205          100           99
Changes in assets and liabilities:
   Deferred charges and other assets .......................................      (3,455)      (2,316)      (8,362)
   Receivables .............................................................      (7,377)      (9,846)     (13,320)
   Escrowed cash ...........................................................      (1,191)      (1,973)      (2,951)
   Other payables/receivables (affiliates) .................................       7,192       (1,372)        (317)
   Accounts payable and other liabilities ..................................      14,034        5,367       16,484
                                                                               ---------    ---------    ---------

   Net cash provided by operating activities ...............................     158,118      119,664      101,986
                                                                               ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase and development of real estate .................................    (226,946)    (204,346)    (632,998)
   Investment in real estate ...............................................     (51,009)     (56,754)     (53,092)
   Investment in joint ventures and unconsolidated subsidiaries ............        (694)     (11,032)
   Investments in securities ...............................................      (1,495)
   Proceeds from sales of real estate ......................................     106,380      126,729      112,565
   Distributions received from joint ventures and unconsolidated
     subsidiaries ..........................................................       4,396        5,026        9,674
                                                                               ---------    ---------    ---------

   Net cash used in investing activities ...................................    (169,368)    (140,377)    (563,851)
                                                                               ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from sale of common shares .................................       8,677        1,273      106,940
   Net proceeds from sale of preferred shares ..............................           -            -       25,000
   Net proceeds from sale of preferred units ...............................           -       50,000       95,000
   Purchase of treasury shares .............................................     (28,845)     (36,813)     (23,314)
   Distributions paid to limited partners ..................................      (3,114)      (2,869)      (3,748)
   Distributions paid to common shareholders ...............................     (67,652)     (64,045)     (60,369)
   Distributions paid to preferred shareholders ............................      (6,982)      (6,339)      (4,180)
   Distributions paid to preferred unitholders .............................      (9,457)      (9,251)      (4,074)
   Distributions paid for minority interest in real estate partnerships.....        (228)
   Proceeds from debt on real estate .......................................     354,901      536,113      850,491
   Repayments of debt on real estate .......................................    (243,911)    (439,566)    (521,433)
                                                                               ---------    ---------    ---------

   Net cash provided by financing activities ...............................       3,389       28,503      460,313
                                                                               ---------    ---------    ---------

   Net change in cash and cash equivalents .................................      (7,861)       7,790       (1,552)
   Cash and cash equivalents, beginning of year ............................      13,313        5,523        7,075
                                                                               ---------    ---------    ---------
   Cash and cash equivalents, end of year ..................................   $   5,452    $  13,313    $   5,523
                                                                               =========    =========    =========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for interest ..................................................   $  70,376    $  63,825    $  45,894
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

                            PRENTISS PROPERTIES TRUST
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


(1)      THE ORGANIZATION AND SIGNIFICANT TRANSACTIONS

         Prentiss Properties Trust is a Maryland Real Estate Investment Trust ("REIT") that acquires, owns, manages, leases, develops and builds office and industrial properties throughout the United States. The Company (as defined below) is self-administered, in that it provides its own administrative services, such as accounting, tax and legal, internally through its own employees. The Company is self-managed, in that it internally provides all the management and maintenance services that its properties require through its own employees such as property managers, leasing professionals and engineers. The Company operates principally through Prentiss Properties Acquisition Partners, L.P. and its subsidiaries (the "Operating Partnership") and Prentiss Properties Limited, Inc. (the "Manager") (collectively referred to herein as the "Company"). As of December 31, 2000, the Company owned interests in a diversified portfolio of 181 primarily suburban Class A office and suburban industrial properties containing approximately 19.5 million net rentable square feet. The properties consist of 136 office buildings (the "Office Properties") containing approximately 15.8 million net rentable square feet and 45 industrial buildings (the "Industrial Properties" and together with the Office Properties, the "Properties") containing approximately 3.7 million net rentable square feet. The portfolio includes 9 Properties containing 1.2 million square feet that are in various stages of development or have been recently developed by the Company and are in various stages of lease-up (the "Development Properties"). As of December 31, 2000, the Office Properties and Industrial Properties, exclusive of the Development Properties, were approximately 96% leased to approximately 1,200 tenants and approximately 98% leased to approximately 85 tenants, respectively. In addition to managing the Properties that the Company owns, the Company manages approximately 20.2 million net rentable square feet in office, industrial and other properties for third parties.

Termination of the Merger

         On June 27, 2000, the Company, the Operating Partnership, Mack-Cali Realty Corporation, a Maryland corporation ("Mack-Cali") and Mack-Cali Realty, L.P., a Delaware limited partnership of which Mack-Cali is the sole general partner, entered into an Agreement and Plan of Merger (the "Merger Agreement"). The Merger Agreement provided for a merger of the Company with and into Mack-Cali, with Mack-Cali being the surviving corporation and, immediately prior to the Merger, a merger of the Operating Partnership with and into Mack-Cali Partnership. On September 21, 2000, the Company, the Operating Partnership, Mack-Cali and Mack-Cali Realty, L.P. entered into a Termination and Release Agreement (the "Termination Agreement") which provided for the termination of the Merger Agreement.

         In connection with the Termination Agreement, and pursuant to an Escrow Agreement dated September 21, 2000 (the "Escrow Agreement"), Mack-Cali deposited $25,000,000 in escrow for the benefit of the Company (the "Termination Fee"). Per the Escrow Agreement, the funds are to be held pending delivery to Chicago Title Insurance Company (the "Escrow Agent") and Mack-Cali by the Company of either (i) a letter from the Company's independent accountants indicating the maximum amount of money that can be paid at that time to the Company without causing the Company to fail to maintain its REIT status or (ii) a fee tax opinion from outside counsel of the Company indicating that the Company has received a ruling from the Internal Revenue Service holding that the receipt by the Company of the funds held in escrow would not cause the Company to fail to maintain its REIT status.

         If any funds remain in the escrow account subsequent to December 31, 2005, the Escrow Agent must return the funds to Mack-Cali. The Company anticipates having the ability to request the entire $25.0 million prior to December 31, 2005.

         Also, in connection with the Termination Agreement, the Company and Mack-Cali Texas Property L.P., a Texas limited partnership ("Mack-Cali Texas"), entered into a Purchase and Sale Contract dated September 21, 2000 (the "Purchase and Sale Contract") pursuant to which Mack-Cali Texas sold and the Company acquired Cielo Center, a 271,000 square foot Office Property, in Austin, Texas for a purchase price of $47.2 million.

         On September 26, 2000, the Company requested and received $8.0 million from the escrow account. The proceeds received were recorded net of merger related cost totaling $3.9 million. The remaining $17.0 million

                            PRENTISS PROPERTIES TRUST
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

Termination Fee is presented on the Company's December 31, 2000 consolidated balance sheet in the line items escrowed cash and deferred merger termination fee.

Real Estate Transactions

         During the year ended December 31, 2000, the Company disposed of 27 properties containing 1.7 million square feet and two land parcels containing
10.7 acres for an aggregate sales price of $112.4 million, resulting in a gain on sale of $221,000.

         During the year ended December 31, 2000, the Company acquired five Properties containing 697,000 square feet for an aggregate purchase price of $117.8 million. The following table presents the Properties acquired during the period:

PROPERTY DESCRIPTION                   MARKET               MONTH OF ACQUISITION      SQUARE FOOTAGE      PURCHASE PRICE
--------------------                   ------               --------------------      --------------      --------------
                                                                                          (000's)           (millions)
Cielo Center                   Austin                       September 2000                  271              $  47.2
Lake Forest (1)                Chicago                      March 2000                      225                 27.7
Lake Merritt Tower I           San Francisco Bay Area       August 2000                     201                 42.9
                                                                                            ---              -------
Total Acquired Properties                                                                   697              $ 117.8
                                                                                            ===              =======

------------
(1) The Company concurrently sold the property to a third party. The transaction resulted in a gain on sale of $1.3 million.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

         The consolidated financial statements include the accounts of the Company, the Operating Partnership and other subsidiaries. All significant intercompany balances and transaction have been eliminated. Certain prior year amounts have been reclassified to conform to current year presentation with no impact on previously reported net income or shareholders' equity.

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

         Depreciation on buildings and improvements is provided under the straight-line method over an estimated useful life of 30 to 40 years for office buildings and 25 to 30 years for industrial buildings. Interest expense and other directly related expenses incurred during construction periods are capitalized and depreciated commencing with the date the building is placed in service, on the same basis as the related asset. For the year ended December 31, 2000 and December 31, 1999, capitalized interest costs totaled $3.4 million and $5.2 million, respectively.

         Maintenance and repairs are charged to operations as incurred; major renewals and betterments are capitalized. When assets are sold or retired, their costs and related accumulated depreciation are removed from the accounts with the resulting gains or losses reflected in net income.

                            PRENTISS PROPERTIES TRUST
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

Deferred Charges

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

Escrowed Cash

         Escrowed cash includes real estate tax, insurance and capital reserve deposits required pursuant to certain of the Company's mortgage loan agreements as well as the balance of the Termination Fee.

Investments in Securities

         At December 31, 2000, the Company accounts for its investments in securities as "available for sale" in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Any decline in market value that is deemed to be other than temporary is recognized as a realized loss in the determination of net income for the period. See Note (6) "Investments in Securities" for information related to the Company's recognition of a $1.0 million loss on its investments during the year ended December 31, 2000. Any change in the market value of the investments which is deemed temporary is included as an unrealized gain or loss in other comprehensive income on the Company's consolidated balance sheet. No such unrealized gains or losses have been recognized to date.

Investments in Joint Ventures and Unconsolidated Subsidiaries

         The investments in joint ventures and unconsolidated subsidiaries includes (i) the Company's 50% interest in the joint venture owning the Broadmoor Austin Properties; (ii) the Company's 60% interest in the joint ventures owning the Oakland 21/27 Development Properties; (iii) the Company's 20% interest in the joint venture owning the Burnett Plaza Property; (iv) the Company's 95% interest in the Manager; and (v) the Company's interest in PPS Partners LLC.

         The Company has a non-controlling interest in its investments and accounts for its interest using the equity method of accounting, thus, the Company reports its share of income and losses based on its ownership interest in the respective entities. The difference between carrying value of the Company's interest in the Broadmoor Austin Properties and the book value of the underlying equity is being amortized over 40 years.

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

Leases

         The Company, as lessor, has retained substantially all the risks and benefits of ownership and accounts for its leases as operating leases.

                            PRENTISS PROPERTIES TRUST
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

Revenue Recognition

         In accordance with SFAS No. 13 "Accounting for Leases," income on leases which include scheduled rental rate increases over the lease term is recognized on a straight-line basis.

         Management fees, leasing and other fee income items received are recognized as earned. Leasing fees are generally recognized upon tenant occupancy of the leased premises unless such fees are irrevocably due and payable upon lease execution, in which case recognition occurs on the lease execution date.

Distributions

         The Company pays regular quarterly distributions on the Company's common shares outstanding which are dependent on receipt of distributions from the Operating Partnership. The Company pays a quarterly dividend to holders of the Company's Series A Convertible Preferred Shares (the "Series A Convertible Preferred Shares") which is equal to the dividend paid for each common share.

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

Fair Value of Financial Instruments

         SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," effective for years ending after December 15, 1992, requires disclosures about the fair value of financial instruments whether or not such instruments are recognizable in the balance sheet. The Company's financial instruments include short-term investments, tenant accounts receivable, investments in securities, accounts payable, other accrued expenses, mortgage loans payable and interest rate swap agreements. The fair values of these financial instruments other than the interest rate swap agreements and the fixed rate debt instruments are not materially different from their carrying or contract values. The fair value of the interest rate swaps is estimated based on quotes from the market makers of these instruments and represents the estimated amounts the Company would expect to receive or pay to terminate the agreements. Credit and market risk exposures are limited to the net interest differentials. The estimated unrealized net loss on these instruments was approximately $2.5 million at December 31, 2000. The Company

                            PRENTISS PROPERTIES TRUST
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

estimates that the fair value of it's fixed rate debt instruments exceeds the carrying value by $11.6 million at December 31, 2000.

(3)      DEFERRED CHARGES AND OTHER ASSETS, NET

         Deferred charges and other assets consisted of the following at December 31, 2000 and 1999:

                                                            (in thousands)
                                                          2000          1999
                                                          ----          ----
         Deferred leasing and tenant charges......     $ 159,489     $ 118,629
         Deferred financing costs ................        14,956        13,269
         Prepaids and other assets ...............         9,892         8,259
                                                       ---------     ---------
               Total .............................       184,337       140,157
         Less: accumulated amortization ..........       (40,797)      (24,907)
                                                       ---------     ---------
                                                       $ 143,540     $ 115,250
                                                       =========     =========

(4)      RECEIVABLES, NET

         Receivables consisted of the following at December 31, 2000 and 1999:

                                                            (in thousands)
                                                          2000          1999
                                                          ----          ----
         Rents and services ......................     $   7,199     $   9,144
         Accruable rental income .................        22,563        15,686
         Other ...................................         7,835         6,337
                                                       ---------     ---------
               Total .............................        37,597        31,167
         Less: allowance for doubtful accounts....        (3,504)       (2,890)
                                                       ---------     ---------
                                                       $  34,093     $  28,277
                                                       =========     =-=======

         Accruable rental income represents rental income recognized on a straight-line basis in excess of rental revenue accrued in accordance with individual lease agreements.

         Effective June 30, 1999, the Company loaned $4.2 million to various key employees as part of the Company's long-term incentive plan to retain such employees. The funds were used to purchase common shares of the Company in the open market. The loans are full recourse notes which accrue interest quarterly at a fixed rate of 7% and have a term of five years. Interest payments are due quarterly. The loan balances are to be forgiven, contingent upon each key employees' continued service to the Company, in the following manner: one-third of the principal balance will be forgiven at the end of the third year of the loan term, one-third will be forgiven at the end of the fourth year of the loan term, and the remaining principal balance will be forgiven at the end of the fifth year of the loan term. The outstanding loan balance totaled $2.9 million and $3.9 million at December 31, 2000 and 1999, respectively and is reflected in the Company's other receivable balance on the Company's consolidated balance sheets.

(5)      INVESTMENTS IN JOINT VENTURES AND UNCONSOLIDATED SUBSIDIARIES

         The following information summarizes the financial position at December 31, 2000 and 1999 and the results of operations for the years ended December 31, 2000, 1999 and 1998 for the investments in which the Company held an interest during the periods presented:

                            PRENTISS PROPERTIES TRUST
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

                                                                        (in thousands)
                                                                                                                 COMPANY'S
SUMMARY OF FINANCIAL POSITION:        TOTAL ASSETS             TOTAL DEBT             TOTAL EQUITY               INVESTMENT
                                  --------------------    --------------------    ---------------------     --------------------
                                    2000        1999        2000        1999        2000         1999         2000        1999
                                    ----        ----        ----        ----        ----         ----         ----        ----
Broadmoor Austin Properties(1)    $118,522    $121,813    $154,000    $154,000    $(36,276)    $(34,544)    $  4,517    $  5,638
Oaklands 21/27(2)                    6,204       4,597       4,025       1,943       2,070        2,057        1,242       1,216
Burnett Plaza Property              98,735      94,066      47,000      47,000      48,746       44,327        9,783       8,899
Manager                              9,600      15,827                               4,192        4,190        3,951       3,951
PPS Partners LLC(3)                    172                                             128                        97
                                  --------    --------    --------    --------    --------     --------     --------    --------

                                  $233,233    $236,303    $205,025    $202,943    $ 18,860     $ 16,030     $ 19,590    $ 19,704
                                  ========    ========    ========    ========    ========     ========     ========    ========

                                                                        (in thousands)
                                                                                                             COMPANY'S
SUMMARY OF OPERATIONS:                 TOTAL REVENUES                     NET INCOME                    SHARE OF NET INCOME
                               -----------------------------    ------------------------------     -----------------------------
                                 2000       1999       1998       2000       1999        1998        2000       1999       1998
                               -------    -------    -------    -------    -------     -------     -------    -------    -------
Broadmoor Austin Properties    $19,689    $19,845    $19,795    $ 3,731    $ 3,921     $(9,696)    $ 1,866    $ 1,961    $ 1,601
Oaklands 21/27(2)                  560                               21                                 13
Burnett Plaza Property(4)       17,300     10,763                 3,097        793                     620        159
Manager                         18,983     22,583     28,566      1,017      2,174       5,864       1,017      2,174      5,797
PPS Partners LLC(3)                675                              435                                327
                               -------    -------    -------    -------    -------     -------     -------    -------    -------

                               $57,207    $53,191    $48,361    $ 8,301    $ 6,888     $(3,832)    $ 3,843    $ 4,294    $ 7,398
                               =======    =======    =======    =======    =======     =======     =======    =======    =======

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

(4) The Company's 20% interest in the Burnett Plaza Property was acquired in March 1999.

(6)      INVESTMENTS IN SECURITIES

         At December 31, 2000, investments in securities consisted of (i) a $423,000 investment in Narrowcast Communications Corporation, a provider of an electronic tenant information service known as Elevator News Network(TM) ("Narrowcast") and (ii) a $1.1 million investment in marketable securities pursuant to a Key Employee Share Option Plan (the "KEYSOP Deferred Compensation Plan") entered into between the Company and certain key employees in March 2000.

         In November 1999, the Company invested $1.0 million in Urban Media Communications Corporation, a provider of broad band internet access to tenants of commercial office buildings ("Urban Media"). As a result of Urban Media's purported inability to raise funding necessary to continue day-to-day operations, in December 2000, the Company recognized a loss equal to its investment in Urban Media.

                            PRENTISS PROPERTIES TRUST
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

(7)      DEBT ON REAL ESTATE

         The following table sets forth the Company's debt balances as of December 31, 2000 and 1999:

                                                (000s)
            DESCRIPTION                   2000          1999       AMORTIZATION      INTEREST RATE           MATURITY
            -----------                   ----          ----       ------------      -------------           --------
Executive Center Del Mar (1)                          $ 13,267        None           LIBOR + 1.35%      December 19, 2000
Bank Term Facility                    $  100,000       100,000        None           LIBOR + 1.375%     October 13, 2002
Del Mar Gateway (2)                       21,526                      None           LIBOR + 1.75%      March 21, 2003
Barton Skyway II (3)                      17,298                      None           LIBOR + 1.75%      April 12, 2003
Line of Credit (4)                       142,500       129,022        None           LIBOR + 1.375%     May 2, 2003
Bachman West                               2,928         2,972        25 yr               8.63%         December 1, 2003
Northeast Portfolio Loan                  59,134        60,000        25 yr               6.80%         December 10, 2003
One Westchase Center                      24,500        24,901        25 yr               7.84%         February 1, 2004
Crescent Centre                           12,000        12,000        None                7.95%         March 1, 2004
Bank Term Loan                            72,500        72,500        None (7)       LIBOR + 1.625%     September 30, 2004
Walnut Glen Tower                         34,762        35,000        30 yr               6.92%         April 1, 2005
Highland Court                             4,838         4,930        25 yr               7.27%         April 1, 2006
Oaklands Corporate Center                  1,285         1,319        20 yr               8.65%         August 1, 2006
Westheimer Center Plaza                    5,864         5,966        25 yr               8.38%         August 1, 2006
Creamery Way                               3,610         3,708        20 yr               8.30%         September 19, 2006
PPREFI Portfolio Loan                    180,100       180,100        None                7.58%         February 26, 2007
Oaklands Corporate Center                  6,204         6,292        25 yr               8.55%         July 1, 2007
Oaklands Corporate Center                  2,616         2,652        25 yr               8.40%         November 1, 2007
Corporetum Office Campus                  25,551        25,780        30 yr               7.02%         February 1, 2009
Natomas Corporate Center                  37,343        37,679        30 yr               7.02%         February 1, 2009
7101 Wisconsin Avenue                     21,145        21,345        30 yr               7.25%         April 1, 2009
2500 Cumberland Parkway                   14,500        14,500        None(8)             7.46%         July 15, 2009
Ordway (5)                                49,364                      30 yr               7.95%         April 1, 2010
World Savings Center                      29,268        29,480        30 yr               7.91%         November 1, 2010
Park West C2                              34,908        35,327        30 yr               6.63%         November 10, 2010
One O'Hare Centre                         41,368        41,842        30 yr               6.80%         January 10, 2011
3130 Fairview Park Drive                  23,114        23,342        30 yr               7.00%         April 1, 2011
Bannockburn Centre (6)                    26,891                      30 yr               8.05%         June 1, 2012
Southpoint (III)                           7,356         7,635        20 yr               7.75%         April 14, 2014
Other Corporate Debt                       5,327         5,251        None                7.40%         Various
                                      ----------      --------

Total debt on real estate             $1,007,800      $896,810
                                      ==========      ========

(1) On December 13, 2000, the Company repaid the $13.3 million construction loan which was collateralized by the Executive Center Del Mar Property. The loan was repaid with proceeds from the Company's line of credit.

(2) On March 22, 2000, the Company closed a $26.2 million three-year construction loan with Societe Generale. The borrowings under the loan are collateralized by the Del Mar Gateway Development Property.

(3) On April 13, 2000, the Company closed a $23.3 million three-year construction loan with Comerica Bank. The borrowings under the loan are collateralized by the Barton Skyway II Development Property.

(4) On May 23, 2000, the Company closed a three-year renewal of its $300 million unsecured line of credit. The structure of the new facility is substantially the same as the existing facility, including an initial interest rate of LIBOR plus 137.5 basis points. The interest rate on the facility will fluctuate based on the Company's overall leverage with a range between LIBOR plus 125 basis points and LIBOR plus 175 basis points.

(5) On July 31, 2000, the Company closed a $49.5 million 10-year non-recourse mortgage loan with Metropolitan Life Insurance Company. The loan is collateralized by the Ordway Office Property.

                            PRENTISS PROPERTIES TRUST
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

(6) On May 12, 2000, the Company closed a $27.0 million 12-year non-recourse mortgage loan with PPM Finance. The loan is collateralized by the Bannockburn Centre Office Property.

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

         The Company's future scheduled principal repayments of debt on real estate are as follows:

                                                       (in thousands)
                 2001.............................       $   11,239
                 2002.............................          106,984
                 2003.............................          247,407
                 2004.............................          111,887
                 2005.............................           38,528
                 Thereafter.......................          491,755
                                                         ----------
                                                         $1,007,800
                                                         ==========

         Under its loan agreements, the Company is required to satisfy various affirmative and negative covenants, including limitations on total indebtedness, total collateralized indebtedness and cash distributions, as well as obligations to maintain certain minimum tangible net worth and certain minimum interest coverage ratios. The Company was in compliance with these covenants at December 31, 2000.

         In September 1997, the Company entered into a seven-year interest rate swap locking in cost of funds of 6.25% (before the spread over LIBOR) on $110 million. In June 1999, the Company entered into a four-year interest rate swap locking in cost of funds of 6.16% (before the spread over LIBOR) on $50 million (collectively, the "Interest Rate Swaps"). The Interest Rate Swaps consist of four separate agreements intended to manage the relative mix of the Company's debt between fixed and variable rate instruments. The Interest Rate Swaps modify a portion of the interest characteristics of the Company's variable rate debt effectively converting in the aggregate, $160.0 million of variable rate debt to fixed rate debt. The fixed rate to be paid, the effective fixed rate and the variable rate to be received by the Company, are summarized in the following table:

                                                                     SWAP RATE RECEIVED
                           SWAP RATE PAID       EFFECTIVE FIXED    (VARIABLE) AT DECEMBER
NOTIONAL AMOUNT               (FIXED)                RATE                 31, 2000                  SWAP MATURITY
---------------               -------                ----                 --------                  -------------
$20 million                    6.155%               7.780%                 6.561%                    June 2, 2003
$30 million                    6.155%               7.780%                 6.561%                    June 2, 2003
$50 million                    6.253%               7.628%                 6.561%              September 30, 2004
$60 million                    6.248%               7.623%                 6.561%              September 30, 2004

         The differences to be paid or received by the Company under the terms of the Interest Rate Swaps are accrued as interest rates change and recognized as an adjustment to interest expense by the Company pursuant to the terms of the agreements and will have a corresponding effect on its future cash flows. During the year ended December 31, 2000, the Company received net payments under the Interest Rate Swaps of approximately $262,000. Agreements such as these contain a credit risk that the counterparties may be unable to meet the terms of the agreement. The Company minimizes that risk by evaluating the creditworthiness of its counterparties, which is limited to major banks and financial institutions, and does not anticipate non-performance by the counterparties.

         The fair value of the Interest Rate Swaps is estimated based on quotes from the market makers of these instruments and represents the estimated amount the Company would expect to receive or pay to terminate the agreements. Credit and market risk exposures are limited to the net interest differentials. The estimated unrealized net loss on these instruments was approximately $2.5 million at December 31, 2000.

                            PRENTISS PROPERTIES TRUST
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

(8)      ACCOUNTS PAYABLE AND OTHER LIABILITIES

         Accounts payable and other liabilities consisted of the following at December 31, 2000 and 1999:

                                                               (in thousands)
                                                               2000       1999
                                                               ----       ----

               Accounts payable and other liabilities.....   $38,563    $26,010
               Accrued real estate taxes..................    25,938     24,824
               Advance rent and deposits..................    16,444     17,310
                                                             -------    -------
                                                             $80,945    $68,144
                                                             =======    =======

(9)      DISTRIBUTIONS

         In December 2000, the Company declared a cash distribution for the fourth quarter of 2000 in the amount of $.485 per share, payable on January 12, 2001, to common shareholders of record on December 31, 2000. Additionally, it was determined that a distribution of $.485 per unit would be made to the partners of the Operating Partnership and the holders of the Company's Series A Convertible Preferred Shares. The distributions, totaling $20.4 million, were paid on January 12, 2001.

         In addition, a quarterly distribution totaling $3.2 million in the aggregate was declared December 31, 2000 and paid on January 3, 2001 to the holders of the Series B Perpetual Preferred Units (the "Series B Perpetual Preferred Units") and the Series C Perpetual Preferred Units (the "Series C Perpetual Preferred Units"). The quarterly distribution equates to an annualized 8.3% of the face amount of the Series B Perpetual Preferred Units and an annualized 9.45% of the face amount of the Series C Perpetual Preferred Units.

(10)     LEASING ACTIVITIES

         The future minimum lease payments to be received by the Company as of December 31, 2000, under non-cancelable operating leases, which expire on various dates through 2017, are as follows:

                                                      (in thousands)
               Years ending December 31:
               2001...............................      $  285,463
               2002...............................         262,930
               2003...............................         234,501
               2004...............................         195,024
               2005...............................         142,619
               Thereafter.........................         388,589
                                                        ----------
                                                        $1,509,126
                                                        ==========

         The geographic concentration of the future lease payments to be received is detailed as follows:

                            PRENTISS PROPERTIES TRUST
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

                                                   (in thousands)
               MARKET
               ------
               Metro. Washington, DC........          $  300,360
               Dallas/Fort Worth............             199,898
               Chicago......................             195,708
               Suburban Philadelphia........             136,740
               San Diego....................              85,871
               San Francisco Bay Area.......             183,675
               Atlanta......................              52,969
               Austin.......................             123,742
               Sacramento...................              50,750
               Suburban Detroit.............              47,466
               Denver.......................              44,010
               Houston......................              45,333
               Los Angeles..................              42,604
                                                      ----------
                                                      $1,509,126
                                                      ==========

         For the years ended December 31, 2000 and December 31, 1999, no individual tenant accounted for more than 10% of the Company's total rental income.

(11)     SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES

         On December 13, 2000 and December 15, 1999, the Company declared cash distributions totaling $20.4 million and $18.9 million which were paid on January 12, 2001 and January 14, 2000, respectively. The distributions were paid to the holders of common shares, Operating Partnership units and Series A Convertible Preferred Shares. In addition, a distribution of $3.2 million was declared in December 2000 and December 1999, payable to holders of the Company's Series B Perpetual Preferred Units and Series C Perpetual Preferred Units. The distributions were paid on January 3, 2001 and December 31, 1999, respectively.

         Pursuant to the Company's long-term incentive plan, during the year ended December 31, 2000, the Company issues 191,500 restricted shares of the Company's stock to various key employees of the Company. An amount equal to the market price of the shares on the respective date of grant, totaling $4.3 million in the aggregate, was recorded as unearned compensation in the shareholders' equity section of the Company's consolidated balance sheet. The unearned compensation is amortized quarterly as compensation expense over the three-year vesting period.

         In relation to properties disposed of during the year ended December 31, 2000, the Company removed from real estate and deferred charges $111.0 million and $3.3 million of which $5.7 million and $866,000 represented fully depreciated assets, respectively, as well as receivables of $947,000, liabilities of $2.9 million and prepaid assets of $380,000. In connection with Properties acquired during the year ended December 31, 2000, the Company assumed liabilities of $1.7 million and prepaid assets of $245,000. The Company removed an additional $6.9 million of deferred charges related to fully depreciated leasing costs.

         With respect to the merger termination, at December 31, 2000, $17.0 million of the original $25.0 million Termination Fee is presented on the Company's December 31, 2000 consolidated balance sheet in the line items escrowed cash and deferred merger termination fee.

(12)     RELATED PARTY TRANSACTIONS

         The Company owns a 95% economic interest in the Manager, which is not consolidated, in these financial statements. The Manager incurs certain personnel and other overhead-related expenses on behalf of the Company, which are subsequently reimbursed to the Manager. Such expenses totaled $3.7 million and $3.5 million for the years ended December 31, 2000 and December 31, 1999, respectively. In addition, the Company funds short-term capital needs of the Manager, which are subsequently reimbursed to the Company. The Company had outstanding

                            PRENTISS PROPERTIES TRUST
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

short-term borrowings due to the Manager of $3.6 million at December 31, 2000 and $3.6 million due from the Manager at December 31, 1999. The short-term borrowings were classified as other payables (affiliates) and other receivables (affiliates) on the Company's consolidated balance sheets at December 31, 2000 and December 31, 1999, respectively.

(13)     EMPLOYEE BENEFIT PLAN

         The Company has a 401(k) savings plan (the "Plan") for its employees. Under the Plan, as amended, employees, age 21 and older, are eligible to participate in the Plan after they have completed one year and 1,000 hours of service. Participants are immediately vested in their contributions, the Company's matching contributions and earnings thereon.

         The Company matches 25% of an employees' contribution, not to exceed 25% of 6% of each employee's wages (the "Regular Match"). The cost to the Company of the Regular Match totaled approximately $325,000 and $331,000 for the years ended December 31, 2000 and 1999, respectively. The Company may also elect in any calendar year to make a discretionary match to the Plan ("Discretionary Match"). There were no Discretionary Matches paid during the years ended December 31, 2000 and 1999.

         The Company has registered 500,000 common shares in connection with its share purchase plan (the "Share Purchase Plan"). The Share Purchase Plan enables eligible employees to purchase shares, subject to certain restrictions, of the Company at a 15% discount to fair market value. A total of 45,864 and 71,190 common shares were issued, in accordance with the Share Purchase Plan, during the years ended December 31, 2000 and 1999, respectively.

         The Company has adopted the KEYSOP Deferred Compensation Plan. Pursuant to the KEYSOP Deferred Compensation Plan, officers and other selected employees of the Company, the Operating Partnership and designated subsidiaries, including the Manager, who earn bonuses have the option of deferring the payment of such bonuses. Such deferred compensation may be used to purchase various mutual funds and/or common shares of the Company at a 15% discount to the then-current market value at the date of the purchase, which is the same discount available to all employees under the Share Purchase Plan. If a participant elects to purchase common shares with the deferred bonus compensation, the Company would purchase common shares on the open market and place them in a trust for the benefit of such participant. Such trust may deliver common shares held for the benefit of a participant beginning 6 months from the date they were placed in the trust. The purpose of the KEYSOP Deferred Compensation Plan is to provide a vehicle for the payment of compensation otherwise payable to the participants, in a form that will provide incentives and rewards for meritorious performance and encourage the participants' continuance as employees.

(14)     SHARE INCENTIVE PLANS

         The Company sponsors the Prentiss Properties Trust Trustees' share incentive plan (the "Trustees' Automatic Grant Plan") and the Prentiss Properties Trust employee share incentive plan (the "Employees' Plan") (collectively, the "Plans"), which are stock-based incentive compensation plans as described below. The Company applies APB Opinion 25 and related Interpretations in accounting for the Plans. In 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 "Accounting for Stock-Based Compensation" which, if fully adopted by the Company, would change the methods the Company applies in recognizing the cost of its Plans. Adoption of the cost recognition provisions of SFAS No. 123 is optional and the Company has decided not to elect these provisions of SFAS No. 123. However, pro forma disclosures as if the Company adopted the cost recognition provisions of SFAS No. 123 are required by SFAS No. 123 and are presented herein.

         Under the Plans, the Company is authorized to issue common shares or cash pursuant to "Awards" granted in the form of non-qualified stock options not intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, restricted or non-restricted shares, stock appreciation rights ("SAR's"), and performance shares. Awards may be granted to selected employees and trustees of the Company or an affiliate. The Company granted non-qualified stock options under the Plans in 2000, 1999 and 1998 as well as performance and restricted shares in 2000.

                            PRENTISS PROPERTIES TRUST
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

The Trustees' Automatic Grant Plan

         On the first day of each fiscal quarter, the Company shall issue to each trustee on that date common shares having an aggregate value of $6,250, based on the per share value of the common shares on the date of grant. The common shares are 100% vested at grant and, therefore, expensed upon issuance. A total of 5,100 and 4,620 common shares were granted pursuant to the plan for the years ended December 31, 2000 and 1999, respectively.

The Employees' Plan

         Under the Employees' Plan, the Company is authorized to issue Awards with respect to a maximum of 4,500,000 common shares. Awards may be granted to employees of the Company. No participant may be granted, in any calendar year, Awards in the form of stock options or SAR's with respect to more than 390,000 common shares or restricted share Awards for more than 50,000 common shares. The Company has broad discretion in determining the vesting terms and other terms applicable to Awards granted under the Plan.

         The exercise price of each option granted during 2000 was equal to the per share fair market value of the common share on the date of grant. The 783,375 options granted during 2000 vest 33-1/3% per year on each anniversary of the date of grant, commencing with the first anniversary of the date of grant. The restricted share and performance share Awards issued during 2000, which totaled in the aggregate 191,500 common shares, vest 100% on the third anniversary of the date of grant.

         A summary of the status of the Company's stock options as of December 31, 2000, December 31, 1999 and December 31, 1998 and the changes during the year ended on those dates is presented below:

                                                  2000                          1999                          1998
                                                  ----                          ----                          ----
                                                        WEIGHTED                      WEIGHTED                     WEIGHTED
                                        # SHARES OF     AVERAGE      # SHARES OF      AVERAGE      # SHARES OF      AVERAGE
                                        UNDERLYING      EXERCISE      UNDERLYING      EXERCISE     UNDERLYING      EXERCISE
                                          OPTIONS        PRICE         OPTIONS         PRICE         OPTIONS         PRICE
                                          -------        -----         -------         -----         -------         -----
Outstanding at beginning of the
  year............................        2,365,691      $22.48        2,358,359        $22.47       2,194,415       $20.76
Granted............................         783,375      $22.81          101,000        $22.01         547,500       $26.30
Exercised..........................         357,864      $21.00           25,500        $20.02          48,168       $21.30
Forfeited..........................          12,666      $23.80           68,168        $22.75         335,388       $26.66
Expired............................
                                          ---------                    ---------                     ---------
Outstanding at end of year.........       2,778,536      $22.59        2,365,691        $22.48       2,358,359       $22.47
                                          =========                    =========                     =========
Exercisable at end of year.........       1,692,324      $22.36        1,639,722        $22.23       1,205,656       $21.53
                                          =========                    =========                     =========
     Weighted-average fair value...               $1.48                        $1.44                         $1.29
                                                   ====                         ====                          ====

         The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                        2000          1999         1998
                                        ----          ----         ----
                    Expected term            5              5             5
          Expected dividend yield        8.21%          7.86%         8.00%
              Expected volatility       14.53%         18.56%        16.30%
          Risk-free interest rate        6.20%          6.50%         5.46%

                            PRENTISS PROPERTIES TRUST
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

         The following table summarizes information about employee stock options outstanding at December 31, 2000:

                                         OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                                         -------------------                         -------------------
                                                                WEIGHTED
                             NUMBER                              AVERAGE          NUMBER
RANGE OF EXERCISE         OUTSTANDING     WEIGHTED AVERAGE      REMAINING     EXERCISABLE AT   WEIGHTED AVERAGE
      PRICE               AT 12/31/00      EXERCISE PRICE      CONTR. LIFE       12/31/00       EXERCISE PRICE
      -----               -----------      --------------      -----------       --------       --------------
$15.00 to $20.00            1,276,869          $19.97             6.92             853,994           $19.99
$20.01 to $25.00              861,168          $23.44             6.93             521,165           $23.46
$25.01 TO $30.00              640,499          $26.69             8.10             317,165           $26.92
----------------            ---------          ------             ----           ---------           ------
$15.00 to $30.00            2,778,536          $22.59             7.19           1,692,324           $22.36
================            =========          ======             ====           =========           ======

         Had the compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS No. 123, the Company's net income and net income per common share for 2000, 1999 and 1998 would approximate the pro forma amounts below:

                                                                  (amounts in thousands, except per share data)
                                                  AS REPORTED   PRO FORMA    AS REPORTED    PRO FORMA    AS REPORTED   PRO FORMA
                                                    12/31/00     12/31/00      12/31/99      12/31/99      12/31/98     12/31/98
                                                    --------     --------      --------      --------      --------     --------
SFAS No. 123 charge...........................                    $   763                     $   944                    $ 1,321
Net income applicable to common shareholders..     $62,434        $61,671       $73,991       $73,047       $65,764      $64,443
Net income per common share-basic.............     $  1.72        $  1.70        $ 1.95       $  1.93       $  1.70      $  1.66
Net income per common share-diluted...........     $  1.71        $  1.69        $ 1.93       $  1.91       $  1.68      $  1.65

         The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

(15)     CAPITAL SHARES

         The Company's board of trustees (the "Board of Trustees") is authorized to provide for the issuance of 100,000,000 common shares and 20,000,000 preferred shares in one or more series, to establish the number of shares in each series and to fix the designation, powers, preferences and rights of each such series and the qualifications, limitations or restrictions thereof. As of December 31, 2000, 36,583,442 and 3,773,585 common shares and Series A Convertible Preferred Shares were issued and outstanding, respectively. The Series A Convertible Preferred Shares are convertible at the shareholder's option on a one-for-one basis into common shares of the Company, subject to certain adjustments, and may not be redeemed by the Company before December 29, 2004.

         In addition to the common units held by the Company, at December 31, 2000, the Operating Partnership had (i) 1,674,402 common units outstanding, all of which are redeemable at the option of the holder for a like number of common shares, or at the option of the Company, the cash equivalent thereof; (ii) 1,900,000, $50 par value, Series B Perpetual Preferred Units, which are callable by the Company on or after June 25, 2003 at par value and have a coupon rate of 8.3% per annum; and (iii) 2,000,000, $25 par value, Series C Perpetual Preferred Units, which are callable by the Company on or after September 17, 2004 at par value and have a coupon rate of 9.45% per annum.

         The Series B and C Perpetual Preferred Units are accounted for at their redemption value in the line item "Minority interest in operating partnership" on the Company's consolidated balance sheets.

         During 1998, the Company's Board of Trustees authorized the repurchase of up to 2.0 million common shares in the open market or negotiated private transactions (the "Share Repurchase Program"). In fiscal 1998, the Company repurchased 998,800 common shares at an average price of $23.34 per share. Beginning September 14, 1999, the Company resumed the Share Repurchase Program and as of December 31, 1999 the Company had purchased an additional 493,100 common shares at an average purchase price of $21.41 per share. On January 4, 2000, the Company's Board of Trustees authorized a 1.5 million-share increase in the Share Repurchase Program bringing the total authorization to 3.5 million common shares. Following such authorization, the Company

                            PRENTISS PROPERTIES TRUST
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

repurchased 1.5 million shares from an institutional owner at $19.00 per share, which was funded with borrowings under the Company's line of credit. Through December 31, 2000, pursuant to the Share Repurchase Program, the Company has purchased 3,004,371 common shares at an average price of $20.85 per share.

(16)     EARNINGS PER SHARE

         The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings per Share." SFAS No. 128 requires a dual presentation of basic and diluted Earnings per Share on the face of the income statement. Additionally, SFAS No. 128 requires a reconciliation of the numerator and denominator used in computing basic and diluted Earnings per Share.

                           (in thousands, except per share data)
                                                                               YEAR ENDED   YEAR ENDED
                                                                                  DEC.         DEC.
Reconciliation of the Earnings per Share numerator                              31, 2000     31, 1999
                                                                                --------     --------
Net income .................................................................    $ 69,585     $ 80,482
Preferred dividends ........................................................      (7,151)      (6,491)
                                                                                --------     --------
Net income available to common shareholders ................................    $ 62,434     $ 73,991
                                                                                ========     ========

Reconciliation of the Earnings per Share denominator
Weighted average common shares outstanding .................................      36,273       37,875
                                                                                ========     ========

Basic earnings per share ...................................................    $   1.72     $   1.95
                                                                                ========     ========

Dilutive effect of common share equivalents
Preferred share (1) ........................................................           -        3,774
Options ....................................................................         242           80
                                                                                --------     --------
Total common share equivalents .............................................         242        3,854

Weighted average common shares outstanding .................................      36,273       37,875
                                                                                --------     --------

Weighted average common shares and common share equivalents.................      36,515       41,729
                                                                                ========     ========

Diluted earnings per share .................................................    $   1.71     $   1.93
                                                                                ========     ========
-------------
(1)      Preferred shares for the year ended December 31, 2000 are excluded from the calculation of dilutive earnings per share as such shares are anti-dilutive for the period.


(17)     COMMITMENTS AND CONTINGENCIES

Legal Matters

         The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. Management believes that the final outcome of such matters will not have a material adverse effect on the financial position, results of operations or liquidity of the Company.

Environmental Matters

         The Company obtains Phase I environmental site assessments ("ESA's") for all acquired properties prior to acquisition.

         The ESAs have not revealed any environmental condition, liability or compliance concern that the Company believes may have a material adverse effect on the Company's business, assets or results or operations, nor is the Company aware of any such condition, liability or concern. It is possible that the ESAs relating to any one of the Properties or properties to be acquired in the future do not reveal all environmental conditions, liabilities or

                            PRENTISS PROPERTIES TRUST
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

compliance concerns or that there are material environmental conditions, liabilities or compliance concerns that arose after the related ESA report was completed, of which the Company is otherwise unaware.

Development Activity

         The Company is party to several construction contracts as part of its development activities. The following Properties are currently under development:

DEVELOPMENT                                                             NET RENTABLE    ESTIMATED     ESTIMATED SHELL
PROPERTIES            MARKET                  SEGMENT           TYPE    SQUARE FEET      COST(3)      COMPLETION DATE
----------            ------                  -------           ----    -----------      -------      ---------------
                                                                           (000s)      (in millions)
935 First Avenue      Suburban Philadelphia   Northeast       Office         103            $18.9      December 2001
Barton Skyway II      Austin                  Southwest       Office         196             31.1      October 2000 (2)
Barton Skyway III     Austin                  Southwest       Office         173             29.6      April 2001
Barton Skyway IV      Austin                  Southwest       Office         223             38.1      January 2002
Del Mar Gateway       San Diego               West            Office         164             33.8      August 2000 (2)
Oaklands 21/27 (1)    Suburban Philadelphia   Northeast       Office          53              7.7      February 2000 (2)
Salton                Chicago                 Midwest         Office          59             10.5      June 2001
Willow Oaks III       Metro. Washington, DC   Mid-Atlantic    Office         182             37.6      December 2001
                                                                           -----           ------
                                                                           1,153           $207.3
                                                                           =====           ======
--------
(1)      The Company has a 60% interest in the Oaklands 21/27 Development
         Properties which it accounts for using the equity method of accounting.

(2) Although the Development Property was completed prior to year-end, these buildings were in the "lease-up" stage at December 31, 2000.
         Thus, the projects are categorized as under development at December 31, 2000.

(3) As of December 31, 2000, the Company has incurred $118.2 million of the total estimated cost of these Development Properties.


(18)     RECENTLY ISSUED ACCOUNTING STANDARDS

         In September 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In September 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 133 was originally effective for all fiscal quarters of fiscal years beginning after September 15, 1999. SFAS No. 137 deferred the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. The initial implications of SFAS No. 133 require the Company to record its Interest Rate Swaps at their negative $2.5 million fair value on January 1, 2001. The negative fair value results in the recognition of a loss outside of earnings within comprehensive income on the Company's consolidated balance sheet as of January 1, 2001. The Company has designated its derivatives as cash flow hedges. Subsequent changes in the fair value of the Interest Rate Swaps will be recorded in other comprehensive income, except for changes related to ineffectiveness which will be recognized currently through earnings.

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

                            PRENTISS PROPERTIES TRUST
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

         The table below presents information about net income and segment assets used by the chief operating decision maker of the Company as of and for the years ended December 31, 2000, 1999 and 1998, respectively:

                                           For the Year Ended and As of December 31, 2000

        (in thousands)                                                                                 CORPORATE
                                                                                             TOTAL    NOT ALLOCABLE  CONSOLIDATED
                                MID-ATLANTIC   MIDWEST   NORTHEAST   SOUTHWEST    WEST      SEGMENTS   TO SEGMENTS      TOTAL
                                ------------   -------   ---------   ---------    ----      --------   -----------      -----
Revenues:
  Rental income                    $ 78,868   $ 80,445   $ 29,037    $ 80,089   $ 67,414    $  335,853                 $  335,853
  Management and other fees,
    net                                 447         43        517       2,590        437         4,034    $    521          4,555
                                   --------   --------   --------    --------   --------    ----------    --------     ----------
  Total revenues                     79,315     80,488     29,554      82,679     67,851       339,887         521        340,408
                                   --------   --------   --------    --------   --------    ----------    --------     ----------

Expenses:
  Property operating and
    maintenance                      18,373     15,769      5,919      22,178     15,766        78,005                     78,005
  Real estate taxes                   5,763     13,295      2,204      11,639      5,499        38,400                     38,400
  General & administrative and
    personnel costs                     510        311        544         408        785         2,558       7,232          9,790
  Interest expense                                                                                          71,208         71,208
  Amortization of deferred
    financing costs                                                                                          1,519          1,519
  Depreciation and amortization

                                     15,387     11,640      5,922      18,182     12,197        63,328          71         63,399
                                   --------   --------   --------    --------   --------    ----------    --------     ----------
  Total expenses                     40,033     41,015     14,589      52,407     34,247       182,291      80,030        262,321
                                   --------   --------   --------    --------   --------    ----------    --------     ----------

Equity in income of joint
  ventures and unconsolidated
    subsidiaries                        252        429       (469)      4,189      1,637         6,038      (2,195)         3,843
  Merger termination fee, net                                                                                4,091          4,091
                                   --------   --------   --------    --------   --------    ----------    --------     ----------

Income before gain or loss,
  minority interests, and
  extraordinary items                39,534     39,902     14,496      34,461     35,241       163,634     (77,613)        86,021
Gain on sales                            14      1,288        352      (1,911)       478           221                        221
Loss on investment in
  securities                                                                                                (1,000)        (1,000)
Minority interests                                                                                         (15,657)       (15,657)
                                   --------   --------   --------    --------   --------    ----------    --------     ----------

Income before extraordinary
  items                            $ 39,548   $ 41,190   $ 14,848    $ 32,550   $ 35,719    $  163,855    $(94,270)    $   69,585
                                   ========   ========   ========    ========   ========    ==========    ========     ==========

Total assets                       $457,762   $413,338   $214,258    $516,723   $473,345    $2,075,426    $ 42,449     $2,117,875
                                   ========   ========   ========    ========   ========    ==========    ========     ==========


                                           For the Year Ended and As of December 31, 1999

        (in thousands)                                                                                  CORPORATE
                                                                                                           NOT
                                                                                             TOTAL      ALLOCABLE TO  CONSOLIDATED
                                MID-ATLANTIC   MIDWEST   NORTHEAST   SOUTHWEST    WEST      SEGMENTS      SEGMENTS       TOTAL
                                ------------   -------   ---------   ---------    ----      --------      --------       -----
Revenues:
  Rental income                    $ 71,524   $ 58,976   $ 26,968    $ 72,687   $ 66,992    $  297,147                 $  297,147
  Management and other fees,
    net                                  30         18        294       2,048        171         2,561    $    764          3,325
                                   --------   --------   --------    --------   --------    ----------    --------     ----------
  Total revenues                     71,554     58,994     27,262      74,735     67,163       299,708         764        300,472
                                   --------   --------   --------    --------   --------    ----------    --------     ----------

Expenses:
  Property operating and
    maintenance                      17,874     12,210      5,327      19,071     15,121        69,603                     69,603
  Real estate taxes                   5,278     10,277      2,037      11,100      5,509        34,201                     34,201
  General & administrative and
    personnel costs                     428        446        384         409        683         2,350       6,493          8,843

                            PRENTISS PROPERTIES TRUST
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

         (in thousands)                                                                                  CORPORATE
                                               TOTAL                                                   NOT ALLOCABLE CONSOLIDATED
                                MID-ATLANTIC   MIDWEST   NORTHEAST   SOUTHWEST    WEST      SEGMENTS     TO SEGMENTS    TOTAL
                                ------------   -------   ---------   ---------    ----      --------     -----------    -----
  Interest expense                                                                                          59,346         59,346
  Amortization of deferred
    financing costs                                                                                          1,126          1,126
  Depreciation and amortization      13,971     10,020      4,969      14,028     11,494        54,482          53         54,535
                                   --------   --------   --------    --------   --------    ----------    --------     ----------
  Total expenses                     37,551     32,953     12,717      44,608     32,807       160,636      67,018        227,654
                                   --------   --------   --------    --------   --------    ----------    --------     ----------

Equity in income of joint
  ventures and unconsolidated
  subsidiaries                        1,631      2,411       (169)      2,600        531         7,004      (2,710)         4,294
                                   --------   --------   --------    --------   --------    ----------    --------     ----------

Income before gain or loss,
  minority interests, and
  extraordinary items                35,634     28,452     14,376      32,727     34,887       146,076     (68,964)        77,112
Gain on sales                         2,732     10,587                     23      2,763        16,105                     16,105
Minority interests                                                                                         (12,735)       (12,735)
                                   --------   --------   --------    --------   --------    ----------    --------     ----------

Income before extraordinary
  items                            $ 38,366   $ 39,039   $ 14,376    $ 32,750   $ 37,650    $  162,181    $(81,699)    $   80,482
                                   ========   ========   ========    ========   ========    ==========    ========     ==========

Total assets                       $448,106   $412,712   $214,959    $463,446   $420,600    $1,959,823    $ 34,840     $1,994,663
                                   ========   ========   ========    ========   ========    ==========    ========     ==========


                                           For the Year Ended and As of December 31, 1998

        (in thousands)                                                                                   CORPORATE
                                                                                             TOTAL     NOT ALLOCABLE CONSOLIDATED
                                MID-ATLANTIC   MIDWEST   NORTHEAST   SOUTHWEST    WEST      SEGMENTS     TO SEGMENTS     TOTAL
                                ------------   -------   ---------   ---------    ----      --------      --------       -----
Revenues:
  Rental income                    $ 55,491   $ 50,653   $ 22,122    $ 53,069   $ 54,315    $  235,650                 $  235,350
  Mortgage interest                                                                3,835         3,835                      3,835
  Management and other fees,
    net                                  30          8        361         701        478         1,578    $    551          2,129
                                   --------   --------   --------    --------   --------    ----------    --------     ----------
  Total revenues                     55,521     50,661     22,483      53,770     58,628       241,063         551        241,614
                                   --------   --------   --------    --------   --------    ----------    --------     ----------

Expenses:
  Property operating and
    maintenance                      15,226      9,900      4,623      15,258     12,184        57,191                     57,191
  Real estate taxes                   4,047      7,767      1,821       7,268      4,609        25,512                     25,512
  General & administrative and
    personnel costs                     546        332        608         539        729         2,754       5,246          8,000
  Interest expense                                                                                          41,718         41,718
  Amortization of deferred
    financing costs                                                                                            963            963
  Depreciation and amortization      10,446      9,300      3,674       9,762      8,646        41,828                     41,828
                                   --------   --------   --------    --------   --------    ----------    --------     ----------
  Total expenses                     30,265     27,299     10,726      32,827     26,168       127,285      47,927        175,212
                                   --------   --------   --------    --------   --------    ----------    --------     ----------

Equity in income of joint
  ventures and unconsolidated
  subsidiaries                        2,528        795        337       4,661      1,764        10,085      (2,687)         7,398
                                   --------   --------   --------    --------   --------    ----------    --------     ----------

Income before gain or loss,
  minority interests, and
  extraordinary items                27,784     24,157     12,094      25,604     34,224       123,863     (50,063)        73,800
Gain on sales                           (11)     6,162                  3,613      4,652        14,416                     14,416
Minority interests                                                                                          (7,796)        (7,796)
                                   --------   --------   --------    --------   --------    ----------    --------     ----------

Income before extraordinary
  items                            $ 27,773   $ 30,319   $ 12,094    $ 29,217   $ 38,876    $  138,279    $(57,859)    $   80,420
                                   ========   ========   ========    ========   ========    ==========    ========     ==========

Total assets                       $436,462   $353,817   $199,722    $413,463   $441,654    $1,845,118    $ 26,027     $1,871,145
                                   ========   ========   ========    ========   ========    ==========    ========     ==========

                            PRENTISS PROPERTIES TRUST
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

(20)     SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following schedule is a summary of the quarterly results of operations for the years ended December 31, 2000, 1999 and 1998:

                                                      (amounts in thousands, except per share data)
                                                   FIRST       SECOND      THIRD       FOURTH
                                                  QUARTER     QUARTER     QUARTER     QUARTER      TOTAL
                                                  -------     -------     -------     -------      -----
     Year ended December 31, 2000
     Revenue .................................    $ 81,113    $ 85,284    $ 84,412    $ 89,599    $340,408
     Income from operations ..................      19,805      20,572      24,245      21,399      86,021
     Net income ..............................      16,947      17,835      18,258      16,545      69,585
     Net income per common share-basic .......    $   0.42    $   0.44    $   0.45    $   0.40    $   1.72
     Net income per common share-diluted......    $   0.42    $   0.44    $   0.45    $   0.40    $   1.71

     Year ended December 31, 1999
     Revenue .................................    $ 71,362    $ 73,893    $ 76,728    $ 78,489    $300,472
     Income from operations ..................      19,880      18,882      18,728      19,622      77,112
     Net income ..............................      17,255      16,401      17,196      29,630      80,482
     Net income per common share-basic .......    $   0.41    $   0.39    $   0.41    $   0.74    $   1.95
     Net income per common share-diluted .....    $   0.41    $   0.39    $   0.41    $   0.72    $   1.93

     Year ended December 31, 1998
     Revenue .................................    $ 51,373    $ 55,449    $ 65,071    $ 69,721    $241,614
     Income from operations ..................      17,119      18,691      19,715      18,275      73,800
     Net income ..............................       9,496      19,051      21,232      21,640      71,419
     Net income per common share-basic .......    $   0.23    $   0.44    $   0.50    $   0.52    $   1.70
     Net income per common share-diluted .....    $   0.23    $   0.43    $   0.49    $   0.51    $   1.68

(21)     SUBSEQUENT EVENTS

         During January 2001, the Company disposed of the Seven Mile Properties that contain 336,000 square feet in the suburban Detroit area as well as 248,000 square feet of Industrial Properties in the Chicago area. Gross proceeds from the sales totaled $53.0 million and resulted in gains on sale of $8.3 million and $2.0 million for the suburban Detroit Properties and Chicago area Industrial Properties, respectively.

         On March 20, 2001, the Company, the Operating Partnership and Security Capital Preferred Growth Incorporated ("SCPG") entered into an Exchange Agreement (the "Exchange Agreement"). The Exchange Agreement provided for the issuance by the Company of 3,773,585 Series D Cumulative Redeemable Preferred Shares ("Series D Preferred Shares") to SCPG in exchange for all of the Company's issued and outstanding Series A Convertible Preferred Shares held by SCPG.

         Rights of holders of the Series D Preferred Shares include voting, dividend and liquidation preferences over holders of the common shares. Dividends on the Series D Preferred Shares are cumulative and payable quarterly at the greater of $0.40 per share or the rate declared on the common shares (the "Dividend Rate"). No dividends will be declared or paid on any class of common or other junior shares to the extent that dividends on the Series D Preferred Shares have not been declared and/or paid. On or after December 29, 2005, the Company, at its option, may redeem the Series D Preferred Shares for cash at a redemption price of $26.50 per share plus accrued and unpaid dividends. Holders may elect to convert the Series D Preferred Shares into common shares of the Company at any time on a one-for-one basis subject to certain limitations and adjustments. The Exchange Agreement contains a covenant to repurchase the Series D Preferred Shares (or any common shares received upon conversion of such Series D Preferred Shares) at a purchase price of 110% of the Liquidation Preference (as defined in the Series D Articles Supplementary) if the Company fails to continue to qualify as a REIT. The Exchange Agreement also contains a covenant that the Company, at its option, upon a Change of Control (as defined therein) will elect to either (i) repurchase the Series D Preferred Shares (or any common shares received upon conversion of such Series

                            PRENTISS PROPERTIES TRUST
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

D Preferred Shares) at a purchase price of 100% of the Liquidation Preference plus accrued and unpaid dividends or (ii) increase the dividend rate to the product of (a) the greater of (1) the 10-year treasury plus 800 basis points or
(2) 12% and (b) the greater of (1) the liquidation preference for the Series D Preferred Share and (2) the volume weighted average trading price for the thirty trading days preceding the closing of the Change in Control transaction of the number of common shares into which each series D Preferred Share is then convertible.

         The Operating Partnership and Brandywine Operating Partnership, L.P. ("Brandywine") have entered into various contribution agreements, dated March 14, 2001, pursuant to which the Company will transfer all of its assets in suburban Philadelphia (the Company's Northeast region) to Brandywine and acquire Brandywine's asset holdings in northern Virginia. The suburban Philadelphia assets currently owned by the Company consist of 1.6 million square feet in 30 existing office buildings, a 103,000 square foot office development currently under construction and 6.9 acres of developable land. Brandywine's holdings in northern Virginia consist of 657,155 square feet in 4 existing office buildings, along with an interest in Brandywine Tysons International Partners a joint venture owning 2 office properties totaling 456,463 square feet. Brandywine will assume approximately $79.8 million of existing debt and make a cash payment to the Company of approximately $19.6 million. In addition, the Company agreed to issue to Brandywine 200,000 7.5% Series E Cumulative Preferred Units of the Operating Partnership with a stated value of approximately $10.0 million and common units of the Operating Partnership equal to approximately $650,000. The Company granted an option exercisable after December 31, 2004, which allows the venture partner to exchange all or part of its partnership interest in Brandywine Tysons International Partners for common shares of the Company at the liquidation value of such partnership interest.

         As a result of closing the transaction, the Company's regional presence will decrease from five to four and its markets from 13 to 12. Subsequent to the transaction, the Company's Mid-Atlantic region will represent approximately 30% of the Company's total real estate holdings.

                            PRENTISS PROPERTIES TRUST
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Trustees and Shareholders of Prentiss Properties Trust

Our audits of the consolidated financial statements referred to in our report dated February 7, 2001, except as to Note (21) for which the date is March 20, 2001, appearing on page F-2 of the Annual Report on Form 10-K of Prentiss Properties Trust also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Dallas, Texas
March 20, 2001

                                                                                                                   SCHEDULE III
                                                     PRENTISS PROPERTIES TRUST
                                             REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                         December 31, 2000
                                                      (dollars in thousands)

                                                                                        INITIAL COST                 COSTS
                                                                               ------------------------------     CAPITALIZED
                                                                                               BUILDINGS AND      SUBSEQUENT
PROPERTY NAME                      MARKET                     ENCUMBRANCES        LAND          IMPROVEMENTS     TO ACQUISITION
-------------                      ------                     ------------        ----          ------------     --------------
Operating Properties
Barton Skyway I                    Austin                                      $     3,448    $        21,578
Cielo Center                       Austin                                            7,083             40,356
Spyglass Point                     Austin                                            1,612              6,465
Crescent Centre                    Atlanta                   $       12,000          3,699             20,971    $          109
Cumberland Office Park             Atlanta                           14,500         10,986             28,908             4,760
123 North Wacker Drive             Chicago                                          13,741             77,873               183
1717 Deerfield Road                Chicago                           14,200          3,237             18,481
1800 Sherman Avenue                Chicago                                           2,278             13,099
701 Warrenville Road               Chicago                                           1,564              8,863                 6
Bannockburn Centre                 Chicago                           26,891          7,928             23,838
Chicago Industrial                 Chicago                           11,630          5,243             25,520
Corporetum Office Campus           Chicago                           25,551          7,607             43,104               243
O'Hare Plaza II                    Chicago                           11,400          3,854             22,017               323
One O'Hare Centre                  Chicago                           41,368         10,160             57,553               254
Bachman East                       Dallas/Fort Worth                                 1,305              8,773                25
Bachman West                       Dallas/Fort Worth                  2,928            828              4,688                36
Cottonwood Office Center           Dallas/Fort Worth                  8,348          1,735              9,865
IBM Call Center                    Dallas/Fort Worth                                 1,418              6,063                 3
Lakeview Center                    Dallas/Fort Worth                                   753              5,020
Millennium Center                  Dallas/Fort Worth                                   989              6,392
Park West C2                       Dallas/Fort Worth                 34,908          8,360             29,640             6,238
Park West E1                       Dallas/Fort Worth                 12,100          2,857             16,499
Park West E2                       Dallas/Fort Worth                  7,900          2,079             11,863
Walnut Glen Tower                  Dallas/Fort Worth                 34,762          4,300             32,669             3,496
WestPoint Office Building          Dallas/Fort Worth                 12,610          2,844             12,165
Carrara Place                      Denver                                            4,687             26,561                39
Highland Court                     Denver                             4,837          1,588              9,010                56
Orchard Place I & II               Denver                                            1,531              8,653                42
PacifiCare Building                Denver                            12,060          3,045             17,392               325
Panorama Point                     Denver                                            1,241              7,043                57
International Energy Center        Houston                                             854              4,871               142
One Westchase Center               Houston                           24,500          7,864             44,564               221
Westheimer Central Plaza           Houston                            5,864          2,266             12,845               142
Los Angeles Industrial             Los Angeles                       31,300         11,240             43,638               910
The Academy                        Los Angeles                                       4,639             18,557                41
2411 Dulles Corner Road            Metro. Wash., DC                  16,700          3,973             22,682                56
2455 Horsepen Road                 Metro. Wash., DC                   8,052          2,099             11,983                93
3130 Fairview Park Drive           Metro. Wash., DC                  23,114          3,141             21,314
3141 Fairview Park Drive           Metro. Wash., DC                  12,800          4,000             15,980               422
4401 Fair Lakes Court              Metro. Wash., DC                   3,200            933              5,232               251
6600 Rockledge Drive               Metro. Wash., DC                                                    22,428
7101 Wisconsin Avenue              Metro. Wash., DC                  21,145          5,170             29,298               907
8521 Leesburg Pike                 Metro. Wash., DC                  15,475          2,130              5,955             4,714
Calverton Office Park              Metro. Wash., DC                                  2,885             25,965               966
Fairmont Building                  Metro. Wash., DC                                  3,750             17,656               144
Metro. Wash., D.C. Industrial      Metro. Wash., DC                                  5,008             23,753             2,184

                                               GROSS AMOUNT
                                        CARRIED AT CLOSE OF PERIOD
                                  ---------------------------------------                                               DEPRECIABLE
                                   LAND AND     BUILDING AND                 ACCUMULATED        YEAR OF         DATE       LIVES
PROPERTY NAME                     IMPROVEMENTS  IMPROVEMENTS     TOTAL      DEPRECIATION     CONSTRUCTION     ACQUIRED    (YEARS)
-------------                     ------------  ------------     -----      ------------     ------------     --------    -------
Operating Properties
Barton Skyway I                   $      3,448  $     21,578  $    25,026   $        758             1999                   (1)
Cielo Center                             7,083        40,356       47,439            282             1984    9/21/2000      (1)
Spyglass Point                           1,612         6,465        8,077            232        1998-1999                   (1)
Crescent Centre                          3,699        21,080       24,779          1,989             1986     4/8/1997      (1)
Cumberland Office Park                  10,986        33,668       44,654          6,280        1972-1999    1/16/1991      (1)
123 North Wacker Drive                  13,741        78,056       91,797          2,188             1986   11/18/1999      (1)
1717 Deerfield Road                      3,237        18,481       21,718          1,875             1985   12/11/1996      (1)
1800 Sherman Avenue                      2,278        13,099       15,377            792             1986     8/5/1998      (1)
701 Warrenville Road                     1,564         8,869       10,433            537             1988    8/10/1998      (1)
Bannockburn Centre                       7,928        23,838       31,766            797             1999                   (1)
Chicago Industrial                       5,243        25,520       30,763          2,839        1987-1999      Various      (1)
Corporetum Office Campus                 7,607        43,347       50,954          3,965        1984-1987     5/6/1997      (1)
O'Hare Plaza II                          3,854        22,340       26,194          2,256             1986   12/13/1996      (1)
One O'Hare Centre                       10,160        57,807       67,967          3,371             1984    8/27/1998      (1)
Bachman East                             1,305         8,798       10,103            953             1986    8/20/1996      (1)
Bachman West                               828         4,724        5,552            430             1986     6/4/1997      (1)
Cottonwood Office Center                 1,735         9,865       11,600          1,013             1986   10/24/1996      (1)
IBM Call Center                          1,418         6,066        7,484            346             1998                   (1)
Lakeview Center                            753         5,020        5,773            168             1999                   (1)
Millennium Center                          989         6,392        7,381            227             1999                   (1)
Park West C2                             9,696        34,542       44,238          4,429             1989     9/5/1995      (1)
Park West E1                             2,857        16,499       19,356          1,729             1982   10/23/1996      (1)
Park West E2                             2,079        11,863       13,942          1,243             1985   10/23/1996      (1)
Walnut Glen Tower                        5,612        34,853       40,465          7,976             1985     1/1/1994      (1)
WestPoint Office Building                2,844        12,165       15,009            708             1998                   (1)
Carrara Place                            4,687        26,600       31,287          1,941             1982    1/30/1998      (1)
Highland Court                           1,588         9,066       10,654            693             1986   12/12/1997      (1)
Orchard Place I & II                     1,531         8,695       10,226            316             1980    7/20/1999      (1)
PacifiCare Building                      3,045        17,717       20,762          1,781             1983   12/20/1996      (1)
Panorama Point                           1,241         7,100        8,341            532             1983   12/30/1997      (1)
International Energy Center                854         5,013        5,867            326             1982    6/12/1998      (1)
One Westchase Center                     7,864        44,785       52,649          2,902             1982    6/12/1998      (1)
Westheimer Central Plaza                 2,266        12,987       15,253            839             1982    6/12/1998      (1)
Los Angeles Industrial                  11,240        44,548       55,788          6,067        1973-1992      Various      (1)
The Academy                              4,639        18,598       23,237          1,591             1991    7/31/1997      (1)
2411 Dulles Corner Road                  3,973        22,738       26,711          2,260             1990   12/31/1996      (1)
2455 Horsepen Road                       2,099        12,076       14,175          1,228             1989   12/31/1996      (1)
3130 Fairview Park Drive                 3,141        21,314       24,455            978        1997-1999                   (1)
3141 Fairview Park Drive                 4,007        16,395       20,402          2,096             1988    2/22/1996      (1)
4401 Fair Lakes Court                      933         5,483        6,416            569             1988    1/14/1997      (1)
6600 Rockledge Drive                                  22,428       22,428          1,283             1981    6/30/1998      (1)
7101 Wisconsin Avenue                    5,170        30,205       35,375          2,429             1975   12/30/1997      (1)
8521 Leesburg Pike                       2,259        10,540       12,799          1,945             1984    8/17/1994      (1)
Calverton Office Park                    2,885        26,931       29,816          2,289        1981-1987    8/27/1997      (1)
Fairmont Building                        3,750        17,800       21,550            513       1964, 1997    11/4/1999      (1)
Metro. Wash., D.C. Industrial            5,071        25,874       30,945          5,439        1974-1990      Various      (1)

                                                                                        INITIAL COST                 COSTS
                                                                               ------------------------------     CAPITALIZED
                                                                                               BUILDINGS AND      SUBSEQUENT
PROPERTY NAME                      MARKET                     ENCUMBRANCES        LAND          IMPROVEMENTS     TO ACQUISITION
-------------                      ------                     ------------        ----          ------------     --------------
Research Office Center             Metro. Wash., DC                                  9,124             47,761                47
Willow Oaks I & II                 Metro. Wash., DC                  43,460         10,857             61,526                26
Natomas Corporate Center           Sacramento                        37,343         11,208             63,466               362
Carlsbad Pacific Center            San Diego                                         4,204              9,811               210
Carlsbad Pacifica                  San Diego                                         1,532              6,129               145
Executive Center Del Mar           San Diego                                         3,953             12,063               143
Plaza I & II                       San Diego                                         2,811             11,246               171
San Diego Industrial               San Diego                                         6,282             25,128               320
The Campus                         San Diego                                         1,195              4,779               125
Lake Merritt Tower I               San Francisco Bay Area                            6,504             36,853
The Ordway                         San Francisco Bay Area            49,364         23,316             54,402               403
World Savings Center               San Francisco Bay Area            29,268          7,714             30,856                17
Centerpointe                       Sub. Philadelphia                                   847              4,799               152
Creamery Way                       Sub. Philadelphia                  3,611          2,116             11,992                35
Croton Road Corporate Center       Sub. Philadelphia                 13,565          2,850             10,038
Lake Center                        Sub. Philadelphia                 10,004          2,224             12,601                84
Oaklands Corporate Center          Sub. Philadelphia                 10,104          5,309             30,095               466
Pencader Courtyards                Sub. Philadelphia                                   796              4,523                 8
Southpoint                         Sub. Philadelphia                 19,232          6,673             37,841               186
Valleybrooke                       Sub. Philadelphia                 27,202          5,977             33,886               196
Woodland Falls                     Sub. Philadelphia                 10,053          4,010             22,724               228
One Northwestern Plaza             Sub. Detroit                      17,800                            27,448               125
Seven Mile Crossing                Sub. Detroit                                        135             29,641                17
                                                             --------------    -----------    ---------------    --------------
  Total Operating Properties                                        721,149        301,589          1,537,251            30,854

CONSTRUCTION IN PROGRESS

Barton Skyway II                   Austin                            17,298          3,324             20,993
Barton Skyway III                  Austin                                            3,044             14,440
Barton Skyway IV                   Austin                                            3,865              2,716
Salton                             Chicago                                           2,180              4,332
Willow Oaks III                    Metro. Wash., DC                                  3,611              2,159
Del Mar Gateway                    San Diego                         21,526          5,260             24,866
935 First Avenue                   Sub. Philadelphia                                 5,251                225
                                                             --------------    -----------    ---------------    --------------
  Total Construction in Progress                                     38,824         26,535             69,731

LAND HELD FOR FUTURE DEVELOPMENT                                                    45,130              4,573
                                                             --------------    -----------    ---------------    --------------
  Total Real Estate                                          $      759,973    $   373,254    $     1,611,555    $       30,854
                                                             ==============    ===========    ===============    ==============

                                               GROSS AMOUNT
                                        CARRIED AT CLOSE OF PERIOD
                                  ---------------------------------------                                               DEPRECIABLE
                                   LAND AND     BUILDING AND                 ACCUMULATED        YEAR OF         DATE       LIVES
PROPERTY NAME                     IMPROVEMENTS  IMPROVEMENTS     TOTAL      DEPRECIATION     CONSTRUCTION     ACQUIRED    (YEARS)
-------------                     ------------  ------------     -----      ------------     ------------     --------    -------
Research Office Center                   9,106        47,826       56,932          2,982  1986-1990, 2000     9/9/1997      (1)
Willow Oaks I & II                      10,857        61,552       72,409          3,673        1986-1989    8/18/1998      (1)
Natomas Corporate Center                11,208        63,828       75,036          6,009        1984-1991     4/2/1997      (1)
Carlsbad Pacific Center                  4,204        10,021       14,225            786       1986, 1989   11/13/1997      (1)
Carlsbad Pacifica                        1,532         6,274        7,806            454             1986     2/4/1998      (1)
Executive Center Del Mar                 3,953        12,206       16,159            711             1998                   (1)
Plaza I & II                             2,811        11,417       14,228            829        1988-1989     2/4/1998      (1)
San Diego Industrial                     6,282        25,448       31,730          2,466        1985-1988      Various      (1)
The Campus                               1,195         4,904        6,099            355             1988     2/4/1998      (1)
Lake Merritt Tower I                     6,504        36,853       43,357            305             1990    8/31/2000      (1)
The Ordway                              23,316        54,805       78,121          3,571             1970    5/21/1998      (1)
World Savings Center                     7,714        30,873       38,587          1,543             1985    7/29/1997      (1)
Centerpointe                               847         4,951        5,798            383             1987   10/22/1997      (1)
Creamery Way                             2,116        12,027       14,143            895        1988-1996     1/9/1998      (1)
Croton Road Corporate Center             2,850        10,038       12,888            373             1999                   (1)
Lake Center                              2,223        12,686       14,909          1,007       1986, 1989   10/22/1997      (1)
Oaklands Corporate Center                5,309        30,561       35,870          1,780        1988-1997    8/26/1998      (1)
Pencader Courtyards                        796         4,531        5,327            304             1990    4/24/1998      (1)
Southpoint                               6,673        38,027       44,700          3,023        1986-1997   10/22/1997      (1)
Valleybrooke                             5,977        34,082       40,059          2,706        1984-1988   10/22/1997      (1)
Woodland Falls                           4,010        22,952       26,962          1,819        1986-1989   10/22/1997      (1)
One Northwestern Plaza                                27,573       27,573          2,652             1989   10/23/1996      (1)
Seven Mile Crossing                        135        29,658       29,793          2,327  1988-1990, 1999     6/4/1997      (1)
                                  ------------  ------------  -----------   ------------
  Total Operating Properties           304,417     1,565,277    1,869,694        126,353

CONSTRUCTION IN PROGRESS

Barton Skyway II                         3,324        20,993       24,317            113        2000-2001                   (1)
Barton Skyway III                        3,044        14,440       17,484                       2000-2001                   (1)
Barton Skyway IV                         3,865         2,716        6,581                       2000-2001                   (1)
Salton                                   2,180         4,332        6,512                       2000-2001                   (1)
Willow Oaks III                          3,611         2,159        5,770                       2000-2001                   (1)
Del Mar Gateway                          5,260        24,866       30,126            164        2000-2001                   (1)
935 First Avenue                         5,251           225        5,476                       2000-2001                   (1)
                                  ------------  ------------  -----------   ------------
  Total Construction in Progress        26,535        69,731       96,266            277

LAND HELD FOR FUTURE DEVELOPMENT        45,130         4,573       49,703
                                  ------------  ------------  -----------   ------------
  Total Real Estate               $    376,082  $  1,639,581  $ 2,015,663   $    126,630
                                  ============  ============  ===========   ============

-----------
(1)  Buildings & improvements - 25 to 40 years

(2)  The aggregate cost for federal income tax purposes was approximately
     $1,985,347

                           PRENTISS PROPERTIES TRUST

REAL ESTATE AND ACCUMULATED DEPRECIATION

                            (DOLLARS IN THOUSANDS)

A summary of activity for real estate and accumulated depreciation is as follows:

                                                                2000            1999            1998
                                                                ----            ----            ----
Real estate:
   Balance at beginning of year ........................    $ 1,898,482     $ 1,810,735     $ 1,170,992
     Additions to and improvement of real estate .......        228,400         204,346         735,447
     Cost of real estate sold ..........................       (111,219)       (116,599)        (95,704)
                                                            -----------     -----------     -----------
       Balance at end of year ..........................    $ 2,015,663     $ 1,898,482     $ 1,810,735
                                                            ===========     ===========     ===========
Accumulated depreciation:
   Balance at beginning of year ........................    $    91,461     $    61,232     $    36,143
     Depreciation expense ..............................         41,032          39,197          32,864
     Accumulated depreciation of real estate sold.......         (5,863)         (8,968)         (7,775)
                                                            -----------     -----------     -----------
       Balance at end of year ..........................    $   126,630     $    91,461     $    61,232
                                                            ===========     ===========     ===========

                           PRENTISS PROPERTIES TRUST


                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          PRENTISS PROPERTIES TRUST


                          By:                 /s/ THOMAS P. SIMON
                              --------------------------------------------------
                                                 Thomas P. Simon
                              Senior Vice President and Chief Accounting Officer

Date:            March 20, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     DATE                                      SIGNATURE
     ----                                      ---------

March 20, 2001                           /s/ MICHAEL V. PRENTISS
                           --------------------------------------------------
                                          Michael V. Prentiss
                                   Chairman of the Board and Trustee

March 20, 2001                            /s/ THOMAS F. AUGUST
                           --------------------------------------------------
                                            Thomas F. August
                                 President and Chief Executive Officer
                                                Trustee

March 20, 2001                            /s/ MICHAEL A. ERNST
                           --------------------------------------------------
                                            Michael A. Ernst
                           Senior Vice President and Chief Financial Officer

March 20, 2001                             /s/ THOMAS P. SIMON
                           --------------------------------------------------
                                            Thomas P. Simon
                           Senior Vice President and Chief Accounting Officer

March 20, 2001                          /s/ THOMAS J. HYNES, JR.
                           --------------------------------------------------
                                          Thomas J. Hynes, Jr.
                                                Trustee

March 20, 2001                           /s/ BARRY J.C. PARKER
                           --------------------------------------------------
                                           Barry J.C. Parker
                                                Trustee

March 20, 2001                        /s/ DR. LEONARD M. RIGGS, JR.
                           --------------------------------------------------
                                       Dr. Leonard M. Riggs, Jr.
                                                Trustee

March 20, 2001                           /s/ RONALD G. STEINHART
                           --------------------------------------------------
                                          Ronald G. Steinhart
                                                Trustee

March 20, 2001                           /s/ LAWRENCE A. WILSON
                           --------------------------------------------------
                                           Lawrence A. Wilson
                                                Trustee