Form 10-Q
period 2001-03-31
PRENTISS PROPERTIES TRUST/MD
filed 2001-05-15
CIK 1011699

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                   FORM 10-Q




                 Quarterly Report under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934



For the Quarter Ended March 31, 2001             Commission File Number  1-14516


                           PRENTISS PROPERTIES TRUST
             (Exact Name of Registrant as Specified in its Charter)



          Maryland                                                75-2661588
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)



         3890 West Northwest Highway, Suite 400, Dallas, Texas  75220
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

                            Yes  X           No  X
                                ---             ---


     The number of Common Shares of Beneficial Interest, $0.01 par value, outstanding as of May 11, 2001, was 36,441,652 and the number of outstanding Participating Cumulative Redeemable Preferred Shares of Beneficial Interest, Series D, was 3,773,585.

                           PRENTISS PROPERTIES TRUST


                                     INDEX
                                     -----

Part I:   FINANCIAL INFORMATION                                                               Page Number
                                                                                              -----------
          Item 1.  Financial Statements

                   Consolidated Balance Sheets of Prentiss Properties Trust at
                   March 31, 2001 (unaudited) and December 31, 2000                                 5

                   Consolidated Statements of Income of Prentiss Properties
                   Trust for the three months ended March 31, 2001 and 2000
                   (unaudited)                                                                      6

                   Consolidated Statements of Cash Flows of Prentiss
                   Properties Trust for the three months ended March 31,
                   2001 and 2000 (unaudited)                                                        7

                   Notes to Consolidated Financial Statements                                    8-16

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                          17-22

          Item 3.  Quantitative and Qualitative Disclosures about Market Risk                      23

Part II:  OTHER INFORMATION

          Item 1.  Legal Proceedings                                                               24
          Item 2.  Changes in Securities and Use of Proceeds                                       24
          Item 3.  Default Upon Senior Securities                                                  24
          Item 4.  Submission of Matters to a Vote of Security Holders                             24
          Item 5.  Other Information                                                               24
          Item 6.  Exhibits and Reports on Form 8-K                                             24-26

SIGNATURE                                                                                          27

                           FORWARD-LOOKING STATEMENTS

     This Form 10-Q and the documents incorporated by reference herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Form 10-Q, words such as "anticipate," "believe," "estimate," "expect," "intend," "predict," "project," and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management as well as assumptions made by and information currently available to us. These forward-looking statements are subject to certain risks, uncertainties and assumptions, including, but not limited to, risks, uncertainties and assumptions related to the following:


 .  the geographic concentration of our properties;       .  conflicts of interest;

 .  our real estate acquisition, redevelopment,           .  change in our investment, financing and borrowing
   development and construction activities;                 policies without shareholder approval;

 .  the operating performance of our properties;          .  our dependence on key personnel;

 .  our incurrence of debt;                               .  our third party property management, leasing,
                                                            development and construction business and related
                                                            services; and

 .  the limited ability of shareholders to effect a       .  the effect of shares available for future sale on the
   change of control;                                       price of common shares.

     Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected or projected. Such forward-looking statements reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions, relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us, or individuals, acting on our behalf are expressly qualified in their entirety by this paragraph. A detailed discussion of risks is included, under the caption "Risk Factors," in our Form 10-K, filed on March 27, 2001.

                                     PART I
                             FINANCIAL INFORMATION
Item 1.  Financial Statements





                      (this page intentionally left blank)

                           PRENTISS PROPERTIES TRUST
                          CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)



                                                                                          March 31,               December 31,
                                   ASSETS                                                   2001                      2000
                                                                                        ------------              ------------
                                                                                          (unaudited)
Real estate:
   Land.......................................................................         $     309,913             $     304,417
   Buildings and improvements.................................................             1,564,434                 1,565,277
   Less: accumulated depreciation.............................................
   Total operating real estate................................................              (133,814)                 (126,630)
                                                                                        ------------              ------------
                                                                                           1,740,533                 1,743,064
Construction in progress......................................................
Land held for development.....................................................                61,557                   112,090
                                                                                              47,397                    49,784
Deferred charges and other assets, net........................................               142,409                   127,635
Receivables, net..............................................................                37,370                    34,093
Cash and cash equivalents.....................................................                 5,301                     5,452
Escrowed cash.................................................................                28,635                    24,672
Investments in securities.....................................................                 2,992                     1,495
Investments in joint ventures and unconsolidated subsidiaries.................                22,532                    19,590
                                                                                        ------------              ------------
   Total assets...............................................................         $   2,088,726             $   2,117,875
                                                                                        ============              ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Debt on real estate........................................................         $     995,838             $  $1,007,800
   Interest rate hedges.......................................................                 6,387
   Accounts payable and other liabilities.....................................                64,736                    80,945
   Deferred merger termination fee............................................                10,000                    17,000
   Other payables (affiliates)................................................                 2,374                     3,575
   Distributions payable......................................................                21,964                    23,538
                                                                                        ------------              ------------
     Total liabilities........................................................             1,101,299                 1,132,858
                                                                                        ------------              ------------

Minority interest in operating partnership....................................               177,444                   177,325
                                                                                        ------------              ------------
Minority interest in real estate partnerships.................................                 1,472                     1,428
                                                                                        ------------              ------------
Commitments and contingencies

Shareholders' equity:
Preferred shares $.01 par value, 20,000,000 shares authorized, 3,773,585 shares issued and outstanding..............................................
Common shares $.01 par value, 100,000,000 shares authorized, 40,781,084 and                  100,000                   100,000
   40,687,813 (includes 4,215,196 and 4,104,371 in treasury) shares issued and outstanding at March 31, 2001 and December 31, 2000, respectively..........
Additional paid-in capital....................................................
Common shares in treasury, at cost, 4,215,196 and 4,104,371 shares at
   March 31, 2001 and December 31, 2000, respectively.........................                   408                       407
Unearned compensation.........................................................               805,445                   802,818
Accumulated other comprehensive loss..........................................
Retained earnings/(distributions in excess of earnings).......................               (95,166)                  (92,636)
   Total shareholders' equity.................................................                (4,260)                   (3,186)
   Total liabilities and shareholders' equity.................................                (6,496)
                                                                                               8,580                    (1,139)
                                                                                        ------------              ------------
                                                                                             808,511                   806,264
                                                                                        ------------              ------------
                                                                                       $   2,088,726             $   2,117,875
                                                                                        ============              ============

  The accompanying notes are an integral part of these consolidated financial statements.

                           PRENTISS PROPERTIES TRUST
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                    (in thousands, except per share amounts)

                                                                                          Three Months       Three Months
                                                                                              Ended              Ended
                                                                                         March 31, 2001     March 31, 2000
                                                                                        -----------------  -----------------
Revenues:
   Rental income..............................................................               $ 87,310           $ 80,443
   Management and other fees, net.............................................                  1,088                670
                                                                                             --------           --------
     Total revenues...........................................................                 88,398             81,113
                                                                                             --------           --------

Expenses:
   Property operating and maintenance    Real estate taxes....................                 20,316             17,846
   Real estate taxes..........................................................                 10,397              9,933
   G&A and personnel costs....................................................                  2,788              2,290
   Interest expense...........................................................                 17,775             17,026
   Amortization of deferred financing costs...................................                    413                328
   Depreciation and amortization..............................................                 16,346             14,834
                                                                                             --------           --------
     Total expenses...........................................................                 68,035             62,257
                                                                                             --------           --------
                                                                                                1,344                949
Equity in income of joint ventures and unconsolidated subsidiaries............
Merger termination fee........................................................                  7,000
                                                                                             --------           --------
Income before gain on sale, minority interests, and extraordinary items.......                 28,707             19,805

Gain on sale of properties....................................................                  5,453              1,047
Minority interests............................................................                 (4,470)            (3,905)
                                                                                             --------           --------
Net income before extraordinary items.........................................                 29,690             16,947
Extraordinary items...........................................................                   (367)
                                                                                             --------           --------
Net income....................................................................               $ 29,323           $ 16,947

Preferred dividends...........................................................                 (1,830)            (1,660)
                                                                                             --------           --------
Net income applicable to common shareholders..................................               $ 27,493           $ 15,287
                                                                                             ========           ========
Net income per common share before extraordinary items - basic................               $   0.76           $   0.42

Extraordinary items...........................................................                  (0.01)
                                                                                             --------           --------
Net income per common share - basic...........................................               $   0.75           $   0.42
                                                                                             ========           ========
Weighted average number of common shares outstanding - basic..................                 36,606             36,067
                                                                                             ========           ========
Net income per common share before extraordinary items - diluted..............               $   0.73           $   0.42

Extraordinary items...........................................................                  (0.01)
                                                                                             --------           --------
Net income per common share - diluted.........................................               $   0.72           $   0.42
                                                                                             ========           ========
Weighted average number of common shares and
  common share equivalents outstanding - diluted..............................                 40,697             36,123
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

                           PRENTISS PROPERTIES TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (dollars in thousands)

                                                                                      Three Months         Three Months
                                                                                          Ended                Ended
                                                                                     March 31, 2001       March 31, 2000
                                                                                   -------------------  -------------------
Cash Flows from Operating Activities:
   Net income.........................................................                   $  29,323             $ 16,947

   Adjustments to reconcile net income to net cash provided by operating activities:
       Minority interests.............................................                       4,470                3,905
       Extraordinary items............................................                         367
       Gain on sales..................................................                     (10,218)              (1,047)
       Loss on write-down of property held for sale...................                       4,765
       Provision for doubtful accounts................................                        (256)                (256)
       Depreciation and amortization..................................                      16,346               14,834
       Amortization of deferred financing costs.......................                         413                  328
       Equity in income of joint ventures and unconsolidated
         subsidiaries.................................................                      (1,344)                (949)
       Non-cash compensation..........................................                         389                  182
  Changes in assets and liabilities:
       Deferred charges and other assets..............................                         202               (5,305)
       Receivables....................................................                      (3,637)              (1,501)
       Escrowed cash..................................................                      (3,963)               1,933
       Other payables/receivables (affiliates)........................                      (1,201)              (1,422)
       Accounts payable and other liabilities.........................                     (22,076)             (15,814)
                                                                                         ---------             --------
   Net cash provided by operating activities..........................                      13,580               11,835
                                                                                         ---------             --------
Cash Flows from Investing Activities:
   Purchase and development of real estate............................                      (9,644)             (46,995)
   Investment in real estate..........................................                     (13,240)              (9,731)
   Investment in joint ventures.......................................                      (1,438)                 (11)
   Proceeds from sale of real estate..................................                      50,950               32,962
   Investments in securities..........................................                      (2,029)
   Distributions received from joint ventures and unconsolidated
   subsidiaries.......................................................                       1,300                1,182
                                                                                         ---------             --------
   Net cash provided by/(used in) investing activities................                      25,899              (22,593)
                                                                                         ---------             --------
Cash Flows from Financing Activities:
   Net proceeds from sale of common shares............................                          54
   Purchase of treasury shares........................................                      (2,530)             (28,691)
   Distributions paid to limited partners.............................                        (814)                (743)
   Distributions paid to common shareholders..........................                     (17,740)             (16,492)
   Distributions paid to preferred shareholders.......................                      (3,435)              (1,661)
   Distributions paid to preferred unitholders........................                      (3,153)
   Payment for early extinguishment of debt...........................                         (50)
   Proceeds from debt on real estate..................................                     171,499               58,091
   Repayments of debt on real estate..................................                    (183,461)                (849)
                                                                                         ---------             --------
   Net cash (used in)/provided by financing activities................                     (39,630)               9,655
                                                                                         ---------             --------

   Net change in cash and cash equivalents............................                        (151)              (1,103)
   Cash and cash equivalents, beginning of period.....................                       5,452               13,313
                                                                                         ---------             --------
   Cash and cash equivalents, end of period...........................                   $   5,301             $ 12,210
                                                                                         =========             ========
Supplemental Cash Flow Information:
   Cash paid for interest.............................................                   $  18,773             $ 15,283
                                                                                         =========             ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           PRENTISS PROPERTIES TRUST
                             NOTES TO CONSOLIDTED
                             FINANCIAL STATEMENTS

1.   The Organization

     Prentiss Properties Trust is a real estate company organized as a Maryland Real Estate Investment Trust. We acquire, own, manage, lease, develop and build office and industrial properties throughout the United States. We are self-administered in that we provide our own administrative services, such as accounting, tax and legal, internally through our own employees. We are self-managed in that we internally provide all the management and maintenance services that our properties require through employees, such as, property managers, leasing professionals and engineers. We operate principally through an operating partnership and its subsidiaries, Prentiss Properties Acquisition Partners, L.P. and a management company and its subsidiaries, Prentiss Properties Resources, Inc. As of March 31, 2001, we owned interests in a diversified portfolio of 177 primarily suburban Class A office and suburban industrial properties containing approximately 19.0 million net rentable square feet. Our properties consist of 134 office properties containing approximately
15.5 million net rentable square feet and 43 industrial properties containing approximately 3.5 million net rentable square feet. The properties include 8 development properties containing 833,000 square feet of office space that are in various stages of development or that have recently been developed and are in various stages of lease-up. As of March 31, 2001, our properties, exclusive of the development properties, were 95% leased to approximately 1,200 tenants. In addition to managing the properties that we own, we manage approximately 19.5 million net rentable square feet in office, industrial and other properties for third parties.

     Taxable Real Estate Investment Trust Subsidiary

     The Real Estate Investment Trust Modernization Act, which was signed into law in late 1999 and effective for 2001 and later years, contains several provisions affecting Real Estate Investment Trusts.

     The Real Estate Investment Trust Modernization Act allows a subsidiary to perform services for tenants without disqualifying the rents received (as under prior law). These subsidiaries, called Taxable Real Estate Investment Trust Subsidiaries, will be subject to taxation and will be limited in the amount of debt and rental payments between the Real Estate Investment Trust and the Taxable Real Estate Investment Trust Subsidiaries. Existing subsidiaries, such as Prentiss Properties Limited, Inc., will be grandfathered in a one-time tax-free conversion. They will not be subject to these limitations, unless engaging in a new line of business or increasing assets. If either of these events occurs, new restrictions on debt and rental payments will apply to these entities as well.

     Under the new law, the fair market value of all Taxable Real Estate Investment Trust Subsidiaries' securities cannot exceed 20% of the Real Estate Investment Trust's fair market value.

     On March 28, 2001, Prentiss Properties Resources, Inc., was incorporated under the General Corporation Law of the State of Delaware to serve as a Taxable Real Estate Investment Trust Subsidiary and provide services to Prentiss Properties Acquisition Partners, L.P. On March 29, 2001, Prentiss Properties Acquisition Partners, L.P. and Prentiss Properties Resources, Inc. entered into an assignment and assumption agreement which provided for the contribution by Prentiss Properties Acquisition Partners, L.P. of $1.0 million in cash and its interest in Prentiss Properties Limited, Inc. along with certain other assets with a carrying value of approximately $1.5 million. In return, Prentiss Properties Acquisition Partners, L.P. received 958.5 of the total 980 outstanding shares of class B non-voting common stock of Prentiss Properties Resources, Inc. On March 31, 2001, Prentiss Properties Acquisition Partners, L.P. entered into a stock purchase agreement with Ampulla, LLC, a single member limited liability company owned by Michael V. Prentiss, to acquire the remaining outstanding shares of class B non-voting common stock of Prentiss Properties Resources, Inc. As of March 31, 2001, Prentiss Properties Resources, Inc. had 20 outstanding shares of class A voting common stock which are wholly owned by Ampulla, LLC and 980 shares of class B non-voting common stock which are wholly owned by Prentiss Properties Acquisition Partners, L.P. As a result, Prentiss Properties Acquisition Partners, L.P. holds a 98% economic interest and 0% voting interest in Prentiss Properties Resources, Inc which we account for using the equity method of accounting.

     Real Estate Transactions

     During the three months ended March 31, 2001, we: (i) sold three office properties containing approximately 336,000 square feet in the suburban Detroit area, which resulted in a gain on sale of approximately $8.2 million; (ii) sold two industrial properties containing approximately 248,000 square feet in the Chicago area,

                           PRENTISS PROPERTIES TRUST
                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS

which resulted in a gain on sale of approximately $2.0 million;
(iii) began development of one office project in the San Diego area which will contain 40,000 square feet upon completion; and (iv) transitioned two office properties, totaling approximately 360,000 square feet, from development into operations.

     On March 31, 2001, we committed to a plan to sell the Crescent Centre property, a 243,000 square foot office property located in the Atlanta area. We recorded a write-down of $4.7 million, representing the amount by which the carrying value of the property exceeds our estimate of the fair value of the property, less cost to sell.

     Subsequent to March 31, 2001, we completed an asset exchange with Brandywine Realty Trust. In the transaction, Brandywine acquired substantially all of our assets in Pennsylvania, New Jersey and Delaware, along with approximately 6.9 acres of developable land. We acquired Brandywine's Northern Virginia assets which include four office properties containing approximately 657,000 square feet and a 25% interest in a joint venture that owns two office properties containing approximately 452,000 square feet. See note (14) - Subsequent Events for further information on the asset exchange.

     Termination of the Merger

     On September 21, 2000, we entered into a termination and release agreement which provided for the termination of the agreement and plan of merger dated June 27, 2000, between us, our operating partnership, Mack-Cali Realty Corporation, a Maryland corporation and Mack-Cali Realty, L.P., a Delaware limited partnership of which Mack-Cali is the sole general partner.

     In connection with the termination and release agreement, and pursuant to an escrow agreement dated September 21, 2000, Mack-Cali deposited a $25.0 million termination fee in escrow for our benefit. Per the escrow agreement, the funds are to be held pending delivery to the escrow agent, Chicago Title Insurance Company, and Mack-Cali of either (i) a letter from our independent accountants indicating the maximum amount of money that can be paid at that time without causing us to fail to maintain our status as a Real Estate Investment Trust or (ii) a fee tax opinion from our outside counsel indicating that we have received a ruling from the Internal Revenue Service holding that the receipt of the funds held in escrow will not cause us to fail to maintain our status as a Real Estate Investment Trust.

     During the three months ended March 31, 2001, we requested and received $7.0 million from the escrow account. Through March 31, 2001, we have requested and received $15.0 million of the $25.0 million escrowed funds. In April 2001, we received a ruling from the Internal Revenue Service which confirmed that receipt of the funds held in escrow will not cause us to fail to maintain our status as a Real Estate Investment Trust. As a result, we requested and received the remaining $10.0 million of escrowed funds in April 2001.

     Capital Shares

     On March 20, 2001, we entered into an exchange agreement with Security Capital Preferred Growth Incorporated. The exchange agreement provided for the issuance of 3,773,585 series D cumulative redeemable preferred shares in exchange for all of our issued and outstanding series A cumulative redeemable preferred shares, all of which were held by Security Capital Preferred Growth Incorporated.

2.   Basis of Presentation

     The accompanying financial statements are unaudited; however, our financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results for the three month period ended March 31, 2001, are not necessarily indicative of the results to be obtained for the full fiscal year. These financial statements should be read in conjunction with our audited financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2000.

                           PRENTISS PROPERTIES TRUST
                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS

3.   Significant Accounting Policies: Derivative/Financial Instruments

     In the normal course of business, we use a variety of derivative financial instruments to manage, or hedge, interest rate risk. We require that our derivative instruments are effective in reducing the interest rate exposure that they are designated to hedge. This effectiveness is essential for qualifying for hedge accounting. Some derivative instruments are associated with the hedge of an anticipated transaction. In those cases, hedge effectiveness criteria also require that it be probable that the underlying transaction occurs. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract. When the terms of an underlying transaction are modified, or when the anticipated hedged item ceases to exist, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income each period until the instrument matures. Any derivative instrument used for risk management that does not meet the hedging criteria is marked-to-market each period with changes in value included in net income each period until the instrument matures.

     To determine the fair values of derivative instruments, we use a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. For the majority of financial instruments including most derivatives, long-term investments and long-term debt, standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost, and termination cost are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

4.   Accounting Changes: Standards Implemented and Transition Adjustment

     On January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." The statement as amended, establishes accounting and reporting standards for derivative instruments. Specifically it requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Changes in fair value will affect either shareholders' equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes.

     As of January 1, 2001, the adoption of the new statement resulted in derivative instruments reported on the balance sheet as liabilities totaling $2.5 million; and an adjustment of $2.5 million to "Accumulated Other Comprehensive Income or Loss," which represents gains and losses not affecting earnings in the consolidated statement of shareholders' equity.

5.   Debt on Real Estate

     At March 31, 2001, we had debt on real estate of $995.8 million, excluding our proportionate share of debt from our investments in the joint ventures. See note (8) - Investment in Joint Ventures and Unconsolidated Subsidiaries for further information on our equity investments.

     Our debt transactions for the three months ended March 31, 2001 are summarized in the table below:

                                                                  (in thousands)
Debt on real estate at December 31, 2000.....................      $1,007,800

Activity for the 3 months ending March 31, 2001:
 Borrowings repaid...........................................        (104,033)
 Unsecured term loan.........................................          75,000
 Net borrowings under the line of credit.....................          11,000
 Construction loan draws.....................................           7,479
 Net payments on mortgage loans..............................          (1,408)
                                                                   ----------
Debt on real estate at March 31, 2001........................      $  995,838
                                                                   ==========

     During the three months ended March 31, 2001, we repaid the outstanding borrowings under our $100.0 million unsecured term loan with Dresdner Bank. The loan, which was entered into in October 1998, had a maturity date of October 2002 and a variable rate of interest equal to LIBOR plus 137.5 basis points.
The loan was repaid with proceeds from our line of credit and from a $75.0 million unsecured term loan, which was completed during

                           PRENTISS PROPERTIES TRUST
                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS


March 2001 with CommerzBank. The term loan, which matures in March 2006, has a variable rate of interest with a spread over LIBOR ranging between 125 and 175 basis points depending on our leverage. Currently, the rate is equal to LIBOR plus 137.5 basis points.

Our debt balance at March 31, 2001 consisted of $647.2 million of fixed rate, non-recourse, long-term mortgages and $348.6 million of floating rate debt, of which $50.0 million is hedged until April 2002, $110.0 million is hedged until September 2004 and $50.0 million is hedged until March 2006. Future scheduled principal repayments of debt on real estate are as follows:

                                                                  (in thousands)
2001.........................................................        $  5,928
2002.........................................................           6,983
2003.........................................................         265,887
2004.........................................................         111,793
2005.........................................................          38,529
Thereafter...................................................         566,718
                                                                     --------
                                                                     $995,838
                                                                     ========
6.   Interest Rate Hedges

     In the normal course of business, we are exposed to the effect of interest rate changes. We limit these risks by following established risk management policies and procedures including the use of derivatives. For interest rate exposures, derivatives are used primarily to hedge against rate movements on our related debt.

     We have a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors. When viewed in conjunction with the underlying and offsetting exposure that the derivatives are designed to hedge, we have not sustained a material loss from those instruments nor do we anticipate any material adverse effect on our net income or financial position in the future from the use of derivatives.

     To manage interest rate risk, we may employ options, forwards, interest rate swaps, caps and floors or a combination thereof depending on the underlying exposure. We undertake a variety of borrowings: from lines of credit, to medium- and long-term financings. To manage overall interest rate exposure, we use interest rate instruments, typically interest rate swaps, to convert a portion of our variable rate debt to fixed rate debt. Interest rate differentials that arise under these swap contracts are recognized in interest expense over the life of the contracts.

     We employ forwards or purchased options to hedge qualifying anticipated transactions. Gains and losses are deferred and recognized in net income in the same period that the underlying transaction occurs, expires or is otherwise terminated.

     As of March 31, 2001, we had $6.4 million in unrealized losses which is presented in "Accumulated Other Comprehensive Loss," a shareholders' equity account.

     The following table summarizes the notional values and fair values of our derivative financial instruments. The notional value provides an indication of the extent of our involvement in these instruments as of the balance sheet date, but does not represent exposure to credit, interest rate or market risks.

                                                                Swap Rate
                                                                 Received
Notional            Swap Rate Paid         Effective Fixed    (Variable) at                                  (in thousands)
 Amount                (Fixed)                  Rate          March 31, 2001            Swap Maturity          Fair Value
 ------                -------                  ----          --------------            -------------          ----------
$  50 million           4.836%                 6.211%             5.080%                April 1, 2002          $   (184)
$  50 million           6.253%                 7.628%             5.080%           September 30, 2004            (2,058)
$  60 million           6.248%                 7.623%             5.080%           September 30, 2004            (2,461)
$  20 million           5.985%                 7.610%             5.080%                March 1, 2006              (672)
$  30 million           5.990%                 7.615%             5.080%                March 1, 2006            (1,012)
                                                                                                               ---------
                                                                                                               $ (6,387)
                                                                                                               =========

                           PRENTISS PROPERTIES TRUST
                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS

     On March 31, 2001, the derivative instruments were reported at their fair value as a liability of $6.4 million in the line item "Interest Rate Hedges."

     Interest rate hedges that are designated as cash flow hedges, hedge the future cash outflows on debt. Interest rate swaps that convert variable payments to fixed payments, interest rate caps, floors, collars, and forwards are cash flow hedges. The unrealized gains/losses in the fair value of these hedges are reported on the consolidated balance sheet with a corresponding adjustment to either accumulated other comprehensive income or loss or in earnings--depending on the type of hedging relationship. If the hedging transaction is a cash flow hedge, then the offsetting gains and losses are reported in accumulated other comprehensive income or loss. Over time, the unrealized gains and losses held in accumulated other comprehensive income or loss will be reclassified to earnings. This reclassification is consistent with when the hedged items are recognized in earnings. Within the next twelve months, we expect to reclassify to earnings approximately $1.8 million of the current balance held in accumulated other comprehensive income.

7.   Distribution


     On March 14, 2001, we declared a cash distribution for the first quarter of 2001 in the amount of $0.485 per share payable on April 12, 2001, to common shareholders of record on March 30, 2001. Additionally, we determined that a distribution of $0.485 per unit would be made to the partners of the operating partnership, and to the holders of our series D cumulative redeemable preferred shares for the prorated period outstanding. The distributions were paid on April 12, 2001, totaling approximately $18.8 million. In addition, a quarterly distribution totaling $3.2 million in the aggregate was declared on March 30, 2001, for the holders of the series B perpetual preferred units and the series C perpetual preferred units. The quarterly distribution, which equates to an annualized 8.3% of the face amount of the series B perpetual preferred units and an annualized 9.45% of the face amount of the series C perpetual preferred units, was paid on April 3, 2001.

     On March 21, 2001, a cash distribution totaling $1.6 million was made to the holders of our series A cumulative redeemable preferred shares. This represents a distribution of $0.485 per share pro rated for the period prior to the exchange for series D preferred shares.

8.   Investment in Joint Ventures and Unconsolidated Subsidiaries

     The following information summarizes the financial position at March 31, 2001 and December 31, 2000 and the results of operations for the three month periods ended March 31, 2001 and 2000 for the investments in which we held an interest during the periods presented:

                                                                                                                    Company's
Summary of Financial              Total Assets                Total Debt                Total Equity               Investment
 Position:                 -----------------------    -----------------------    ------------------------   ------------------------
(in thousands)             March 31,   December 31,   March 31,   December 31,   March 31,   December 31,   March 31,   December 31,
                              2001         2000         2001          2000         2001         2000          2001         2000
                              ----         ----         ----          ----         ----         ----          ----         ----
Broadmoor Austin
 properties(1)              $118,194    $118,522      $154,000      $154,000    $(36,611)    $(36,276)      $ 4,280      $ 4,517
Oaklands 21/27(2)              7,001       6,204         4,072         4,025       2,070        2,070         1,242        1,242
Burnett Plaza property       100,381      98,735        47,000        47,000      51,216       48,746        10,346        9,783
Prentiss Properties
 Limited, Inc.                             9,600                                                4,192                      3,951
Prentiss Properties
 Resources, Inc.              10,674                                               6,714                      6,545
PPS Partners LLC(3)              209         172                                     158          128           119           97
                             -------     -------       -------       -------     -------       ------        ------       ------
                            $236,459    $233,233      $205,072      $205,025    $ 23,547      $18,860       $22,532      $19,590
                             =======     =======       =======       =======     =======       ======        ======       ======

                           PRENTISS PROPERTIES TRUST
                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS

                                                                  For the Three Months Ended March 31,
                                       ----------------------------------------------------------------------------------------
                                                                                                              Company's
                                                                                                            Share of Net
Summary of Operations:                        Total Revenue                    Net Income                       Income
                                       --------------------------     --------------------------     --------------------------
(in thousands)
                                                2001         2000              2001         2000              2001         2000
                                             -------      -------            ------       ------            ------        -----
Broadmoor Austin properties                  $ 4,960      $ 4,948            $1,024       $  966            $  512        $ 483
Oaklands 21/27(2)                                206           57                 1           19                 1           11
Burnett Plaza property                         4,827        4,071               983          583               191          117
Prentiss Properties Limited, Inc.              4,939        5,366               558          338               558          338
PPS Partners LLC(3)                              165                            102                             77
                                             -------      -------            ------       ------            ------        -----
                                             $15,097      $14,442            $2,668       $1,906            $1,344        $ 949
                                             =======      =======            ======       ======            ======        =====

(1) The difference between the carrying value of our interest in the Broadmoor Austin properties and the book value of the underlying equity is being amortized over 40 years.
(2) Oakland's 21/27 consist of two development properties in the suburban Philadelphia area. The properties were sold to Brandywine Realty Trust on April 10, 2001.
(3) PPS Partners LLC is a joint venture, entered into by Prentiss Properties Acquisition Partners, L.P. and a third-party property owner. The third-party property owner will from time to time, at its sole discretion, contribute property management contracts to PPS Partners LLC. Prentiss Properties Acquisition Partners, L.P. through a sub-management contract manages the properties and participates in the net income of the venture.

9.   Investments in Securities

     At December 31, 2000, investments in securities consisted of (i) a $1.1 million investment in marketable securities pursuant to a key employee share option plan and (ii) a $423,000 investment in Narrowcast Communications Corporation, a provider of an electronic tenant information service known as Elevator News NetworkTM.

     In March 2001, certain employees deferred an additional $2.0 million of compensation which was invested in marketable securities through the key employee share option plan. As a result of a decrease in the fair value of the securities in the key employee share option plan, we recorded a loss of $109,000 in "Accumulated Other Comprehensive Loss."

     During the three months ended March 31, 2001, the investment in Narrowcast Communications Corporation was contributed to Prentiss Properties Resources, Inc in exchange for class B non-voting common stock of the corporation.

10.  Supplemental Disclosure of Non-Cash Activities

     During the three months ended March 31, 2001, we declared cash distributions totaling $18.8 million payable to holders of common shares, operating partnership units and series D cumulative redeemable preferred shares. The distributions were paid April 12, 2001. In addition, a distribution totaling $3.2 million in the aggregate was declared on March 30, 2001, payable to holders of our series B perpetual preferred units and series C perpetual preferred units. The distribution was paid on April 3, 2001.

     Pursuant to our long-term incentive plan, during the three months ended March 31, 2001, we issued 89,700 restricted shares of stock to various key employees. The shares which had a market value of $2.2 million based upon the per share price at the date of grant were classified as either (i) compensation for past performance or (ii) unearned future compensation. An amount totaling $784,000 represents compensation for past performance and was recognized in earnings during the year ended December 31, 2000. An amount equal to $1.4 million represents unearned future compensation and was recorded as unearned compensation in the shareholders' equity section the consolidated balance sheet. The unearned compensation is amortized quarterly as compensation expense over the three-year vesting period.

     In relation to properties disposed of during the three months ended March 31, 2001, we removed from real estate and deferred charges $3.0 million and $1.5 million of fully depreciated assets, respectively, as well as

                           PRENTISS PROPERTIES TRUST
                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS

receivables of $616,000 and liabilities of $349,000. We removed an additional $465,000 and $492,000 of deferred charges related to fully depreciated leasing costs and financing cost, respectively.

     During the three months ended March 31, 2001, we marked-to-market our investments in securities and our interest rate hedges. The mark-to-market resulted in a downward adjustment of $109,000 to our investment in securities and $6.4 million to our interest rate hedges. The adjustments resulted in a total unrealized loss of $6.5 million recorded in "Accumulated Other Comprehensive Loss."

     In exchange for class B non-voting common stock of Prentiss Properties Resources, Inc., in addition to the contribution of $1.0 million of cash, on March 29, 2001 we contributed (i) our interest in Prentiss Properties Limited, Inc.; (ii) 4.2 acres of developable land with a carrying value of $1.1 million; and (iii) our investment in Narrowcast Communications Corporation with a carrying value of $423,000.

11.  Segment Information


     Our primary business is the ownership and operation of office and industrial properties throughout the United States. We have determined that our reportable segments are those that are based on our method of internal reporting, which disaggregates our business by geographic region. Our reportable segments are our five regions which include (1) Mid-Atlantic; (2) Midwest; (3) Northeast; (4) Southwest; and (5) West.

     The tables below present information about income/(loss) before extraordinary items and segment assets used by our chief operating decision maker as of and for the three month periods ended March 31, 2001 and 2000.


For the Three Months Ended March 31, 2001
(in thousands)

                                                                                               Corporate
                            Mid-                                                  Total      not Allocable    Consolidated
                          Atlantic   Midwest    Northeast  Southwest    West      Segments     to Segments        Total
                          --------   -------    ---------  ---------    ----      --------     -----------        -----
Revenues                  $ 20,698   $ 17,914   $  7,387   $ 23,378   $ 18,816   $   88,193    $    205        $   88,398
                           =======    =======    =======    =======    =======    =========     =======         =========
Income/(loss) before
extraordinary items       $  5,154   $ 19,215   $  3,305   $ 10,356   $  8,697   $   46,727    $(17,037)       $   29,690
                           =======    =======    =======    =======    =======    =========     =======         =========
Assets                    $455,570   $385,386   $215,180   $521,975   $474,771   $2,052,882    $ 35,844        $2,088,726
                           =======    =======    =======    =======    =======    =========     =======         =========



For the Three Months Ended March 31, 2000
(in thousands)

                                                                                               Corporate
                            Mid-                                                  Total      not Allocable    Consolidated
                          Atlantic   Midwest    Northeast  Southwest    West      Segments     to Segments        Total
                          --------   -------    ---------  ---------    ----      --------     -----------        -----
Revenues                  $ 18,984   $ 19,289   $  7,105   $ 19,481   $ 16,030   $   80,889    $    224         $   81,113
                           =======    =======    =======    =======    =======    =========     =======         =========
Income/(loss) before
extraordinary items       $  8,952   $ 10,872   $  3,342   $  7,580   $  8,091   $   38,837    $(21,890)        $   16,947
                           =======    =======    =======    =======    =======    =========     =======         =========
Assets                    $449,627   $412,994   $215,590   $472,307   $426,684   $1,977,202    $ 32,335        $2,009,537
                           =======    =======    =======    =======    =======    =========     =======         =========

                           PRENTISS PROPERTIES TRUST
                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS

12.  Earnings per Share


     We calculate earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" which requires a dual presentation of basic and diluted earnings per share on the face of the income statements. Additionally, we are required to present a reconciliation of the numerator and denominator used in computing basic and diluted earnings per share.

Reconciliation of earnings per share numerator                                   Three Months            Three Months
                                                                                     Ended                   Ended
                                                                                March 31, 2001          March 31, 2000
                                                                                --------------          --------------
                                                                              (in thousands, except per share amounts)
Net income...........................................................              $ 29,323                 $ 16,947
Preferred dividends..................................................                (1,830)                  (1,660)
                                                                                    -------                  -------
Net income available to common shareholders..........................              $ 27,493                 $ 15,287
                                                                                    =======                  =======
Reconciliation of earnings per share denominator

Weighted average common shares outstanding...........................                36,606                   36,067
                                                                                    =======                  =======

Basic earnings per share.............................................              $   0.73                 $   0.42
                                                                                    =======                  =======

Dilutive effect of common share equivalents

Dilutive options.....................................................                   317                       56
Dilutive preferred shares(1).........................................                 3,774
Weighted average common shares outstanding...........................                36,606                   36,067
                                                                                    -------                  -------
Weighted average common shares and common share
   Equivalents.......................................................                40,697                   36,123
                                                                                    =======                  =======

Diluted earnings per share...........................................              $   0.72                 $   0.42
                                                                                    =======                  =======

(1) Preferred shares for the three month period ended March 31, 2000 are excluded from the calculation of dilutive earnings per share as such shares are anti-dilutive for the period.

13.  Extraordinary Items

     The extraordinary items which result from our early repayment of the outstanding borrowings under the $100.0 million unsecured term loan with Dresdner Bank include a $50,000 prepayment penalty and the write-off of $333,000 of unamortized deferred financing cost. The extraordinary items of $383,000 were recorded net of the minority interests proportionate share of each charge, which totaled $16,000 in the aggregate.

14.  Subsequent Events

     On April 10, 2001, we completed an asset exchange with Brandywine Realty Trust. We conveyed to Brandywine properties valued at $212.0 million which included a total of 30 office properties located in Pennsylvania, New Jersey and Delaware that contain an aggregate of approximately 1.6 million net rentable square feet along with approximately 6.9 acres of developable land. In addition, Brandywine assumed approximately $79.7 million of mortgage debt secured by certain of the office properties, paid approximately $11.2 million in cash at closing and executed a note payable for approximately $10.0 million. We acquired Brandywine's Northern Virginia assets which include four office properties containing approximately 657,000 square feet and a 25% interest in a joint venture that owns two office properties containing approximately 452,000 square feet.

     In exchange for the joint venture interest, we issued to Brandywine a combination of 200,000 series E cumulative preferred units of limited partnership interest in Prentiss

                           PRENTISS PROPERTIES TRUST
                            NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS

Properties Acquisition Partners, L.P. with a value at the date of issue of $10.0 million and 26,768 common units of limited partnership interest in Prentiss Properties Acquisition Partners, L.P. valued at $651,801 based on our closing share price on April 10, 2001. The preferred units accrue distributions at a rate of 7.5% per annum and are redeemable, in whole but not in part, at the option of Brandywine, at any time on or after the third anniversary of their issuance, for $10.0 million plus accrued but unpaid distributions. We will have the option of satisfying the redemption price either by paying cash or by delivering common shares of beneficial interest having a then market value equal to the redemption price. Each of the common units will be entitled to receive a distribution at the times and in the amounts that distributions are paid on common shares. Each common unit becomes exchangeable at the option of Brandywine on or after the second anniversary of issuance for either cash equal to the trading price of one common share at the time of the exchange or, at our option one common share.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Overview

     Prentiss Properties Trust is a real estate company organized as a Maryland Real Estate Investment Trust. We acquire, own, manage, lease, develop and build office and industrial properties throughout the United States. We operate principally through an operating partnership and its subsidiaries, Prentiss Properties Acquisition Partners, L.P. and a management company and its subsidiaries, Prentiss Properties Resources, Inc.

     At December 31, 2000, we owned 181 properties consisting of 136 office and 45 industrial properties containing in the aggregate 19.5 million net rentable square feet. During the three months ended March 31, 2001, we

     . sold three office properties containing approximately 336,000 square feet in the suburban Detroit area;
     . sold two industrial properties containing approximately 248,000 square feet in the Chicago area;
     . began development of one office project in the San Diego area which will contain 40,000 square feet upon completion; and
     . transitioned two properties, totaling approximately 360,000 square feet, from development into operations.

Inclusive of the development projects, at March 31, 2001, we own 177 properties containing approximately 19.0 million net rentable square feet.

Results of Operations

     The results of operations for the three month periods ended March 31, 2001 and 2000 include our respective regional operations.

     General. When comparing the results of operations for the three months ended March 31, 2001 to the three months ended March 31, 2000, the following should be considered:

     . 152 properties that consolidated into our results of operations were owned and fully operational at January 1, 2000 and remained in our portfolio at March 31, 2001;
     . 8 properties, including the Broadmoor Austin properties and the Burnett Plaza property, are accounted for using the equity method of accounting;
     . 4 properties were acquired subsequent to January 1, 2000 and remained in our portfolio at March 31, 2001;
     .  31 properties were sold subsequent to January 1, 2000;
     . 5 properties that we developed became operational subsequent to January 1, 2000 and remained in our portfolio at March 31, 2001; and
     . 8 properties were in various stages of development or in various stages of lease-up at March 31, 2001.

     Rental Revenue. Rental revenues increased by $6.9 million, or 8.5%, to $87.3 million from $80.4 million partially as a result of properties acquired or development properties becoming operational subsequent to January 1, 2000, offset by properties that were sold subsequent to January 1, 2000. Rental income for the 152 properties that were owned and fully operational at January 1, 2000 and that remained in our portfolio at March 31, 2001, increased by $4.4 million, or 5.9%, from $75.0 million for the three months ended March 31, 2000 to $79.4 million for the three months ended March 31, 2001. The increase for these 152 properties was attributable to our five regions as follows:

                             Number of                                          Increase/
     Segment                 buildings          2001               2000         (decrease)         % change
     -------                 ---------          ----               ----         ----------         --------
     Mid-Atlantic               34            $19,632            $18,931         $  701               3.7%
     Midwest                    17             17,805             17,023            782               4.6%
     Northeast                  27              6,584              6,271            313               5.0%
     Southwest                  23             19,502             17,684          1,818              10.3%
     West                       51             15,833             15,045            788               5.2%
                                               ------             ------          -----               ----
                                              $79,356            $74,954         $4,402               5.9%
                                               ======             ======          =====               ====

     Property Operating and Maintenance. Property operating and maintenance increased by $2.5 million, or 13.8%, to $20.3 million from $17.8 million partially as a result of properties acquired or development properties becoming operational subsequent to January 1, 2000, offset by properties that were sold subsequent to January 1, 2000. Property operating and maintenance for the 152 properties that were owned and fully operational at January 1, 2000 and remained in our portfolio at March 31, 2001, increased by $1.2 million, or 6.9%, from $17.1 million for the three months ended March 31, 2000 to $18.3 million for the three months ended March 31, 2001. The increase for these 152 properties was attributable to our five regions as follows:

                             Number of                                          Increase/
     Segment                 buildings          2001               2000         (decrease)         % change
     -------                 ---------          ----               ----         ----------         --------
     Mid-Atlantic               34            $ 4,333            $ 4,375         $  (42)            (1.0)%
     Midwest                    17              3,599              3,361            238               7.1%
     Northeast                  27              1,411              1,300            111               8.5%
     Southwest                  23              5,012              4,611            401               8.7%
     West                       51              3,927              3,447            480              13.9%
                                               ------             ------          -----              -----
                                              $18,282            $17,094         $1,188               6.9%
                                               ======             ======          =====              =====


     Real Estate Taxes. Real estate taxes increased by $464,000, or 4.7%, to $10.4 million from $9.9 million partially as a result of properties acquired or development properties becoming operational subsequent to January 1, 2000, offset by properties that were sold subsequent to January 1, 2000. Real estate taxes for the 152 properties that were owned and fully operational at January 1, 2000 and remained in our portfolio at March 31, 2001, increased by $218,000, or 2.3%, from $9.3 million for the three months ended March 31, 2000, to $9.5 million for the three months ended March 31, 2001. The increase for these 152 properties was attributable to our five regions as follows:


                             Number of                                          Increase/
     Segment                 buildings          2001               2000         (decrease)         % change
     -------                 ---------          ----               ----         ----------         --------
     Mid-Atlantic               34            $ 1,567             $1,457         $  110               7.5%
     Midwest                    17              3,345              3,262             83               2.5%
     Northeast                  27                522                502             20               4.0%
     Southwest                  23              2,935              2,966            (31)            (1.0)%
     West                       51              1,186              1,150             36               3.1%
                                                -----              -----          -----             ------
                                              $ 9,555             $9,337         $1,313               2.3%
                                                =====              =====          =====             ======

   General and Administrative and Personnel Costs, Net. General and administrative and personnel costs increased by $498,000, or 21.7%, to $2.8 million from $2.3 million primarily due to amortization of restricted stock grants issued in March 2000 and 2001 as well as an increase in compensation expense resulting from the 2000 calendar year bonuses paid in March 2001 exceeding those accrued at December 31, 2000.

     Interest Expense. Interest expense increased by $749,000, or 4.4%, to $17.8 million from $17.0 million primarily as a result of the increase in debt on real estate from $954.1 million at March 31, 2000 to $995.8 million at March 31, 2001. The increase in debt on real estate resulted primarily from borrowings incurred for the development and acquisition activity during the period, offset by net proceeds received from dispositions during the period.

   Depreciation and Amortization. Depreciation and amortization increased by $1.5 million, or 10.2%, to $16.3 million from $14.8 million partially as a result of properties acquired or development properties becoming operational subsequent to January 1, 2000, offset by properties that were sold subsequent to January 1, 2000. Depreciation and amortization for the 152 properties that were owned and fully operational at January 1, 2000 and remained in our portfolio at March 31, 2001, increased by $904,000, or 6.7%, from $13.4 million for the three months ended March 31, 2000, to $14.3 million for the three months ended March 31, 2001. The increase for these 152 properties was attributable to our five regions as follows:


                             Number of                                          Increase/
     Segment                 buildings          2001               2000         (decrease)         % change
     -------                 ---------          ----               ----         ----------         --------
     Mid-Atlantic               34            $ 3,852            $ 3,672           $180               4.9%
     Midwest                    17              2,419              2,445            (26)            (1.1)%
     Northeast                  27              1,311              1,203            108               9.0%
     Southwest                  23              3,765              3,553            212               6.0%
     West                       51              2,978              2,548            430              16.9%
                                               ------             ------           ----             -----
                                              $14,325            $13,421           $904               6.7%
                                               ======             ======            ===              =====

   Equity in Income of Joint Ventures and Unconsolidated Subsidiaries. Equity in income of joint ventures and unconsolidated subsidiaries increased from $949,000 for the three months ended March 31, 2000 to $1.3 million for the three months ended March 31, 2001. The net increase was primarily attributable to an increase of $220,000 representing our share of net income from Prentiss Properties Limited, Inc., accompanied by increases of $74,000 attributable to our share of the net income from the Burnett Plaza property and $77,000 from our share of the net income from the PPS Partners LLC joint venture.

     Merger Termination Fee. In January 2001, we estimated that $7.0 million of the merger termination fee could be drawn in 2001 from the escrowed funds without causing us to fail to maintain our status as a Real Estate Investment Trust. In January 2001, we requested and received $7.0 million of the merger termination fee. In April 2001, we received a ruling from the Internal Revenue Service which confirmed that receipt of the funds held in escrow will not cause us to fail to maintain our status as a Real Estate Investment Trust. As a result, we requested and received the remaining $10.0 million of escrowed funds in April 2001.

     Gain on Sales. Gain on sales increased from a gain on sale of $1.0 million for the three months ended March 31, 2000 to $5.5 million for the three months ended March 31, 2001. During the three months ended March 31, 2001, we sold 5 properties totaling 584,000 square feet resulting in a gain on sale of $10.2 million. The gain was offset by a $4.7 million write-down on the Crescent Centre property. On March 31, 2001, we committed to a plan to sell the Crescent Centre property. The write-down represents the amount by which the carrying value of the property at March 31, 2001, exceeded our estimate of the fair value of the property, less cost to sell. It is our strategy to obtain the maximum value from each of our properties, which is occasionally achieved through the sale of properties.

     Minority Interests. Minority interests increased by $565,000, or 14.5%, from $3.9 million for the three months ended March 31, 2000, to $4.5 million for the three months ended March 31, 2001. The increase was primarily due to the minority interest holders proportionate share of the increase in net income from $16.9 million for the three months ended March 31, 2000 to $29.3 million for the three months ended March 31, 2001.

Liquidity and Capital Resources

     Cash and cash equivalents were $5.3 million and $5.5 million at March 31, 2001 and December 31, 2000, respectively. The decrease in cash and cash equivalents is primarily a result of cash flows used in financing activities exceeding those provided by operating and investing activities. Net cash provided by operating activities was $13.6 million for the three months ended March 31, 2001 compared to $11.8 million for the three months ended March 31, 2000.

     Net cash provided by investing activities totaled $25.9 million for the three months ended March 31, 2001 compared to cash used in investing activities of $22.6 million for the three months ended March 31, 2000. This increase in cash is due primarily to an increase in proceeds from the sale of real estate assets accompanied by a decrease in proceeds used to purchase and develop real estate during the period.

     Net cash used in financing activities totaled $39.6 million for the three months ended March 31, 2001, compared to $9.7 million provided by financing activities for the three months ended March 31, 2000. The additional use of cash results from a net repayment of debt on real estate of $12.0 million during the three months ended March 31, 2001, compared to net borrowings of $57.2 million for the three months ended March 31, 2000, offset by a reduction of $26.2 million in cash used for the purchase of treasury shares from the three months ended March 31, 2000, to the three months ended March 31, 2001.

     As of March 31, 2001, we had outstanding total indebtedness, including our pro rata share of joint venture debt and construction loans of approximately $1.08 billion, or approximately 47.8% of total market capitalization based on a common share price of $24.65 per common share. Our policy is to limit combined indebtedness plus our pro rata share of joint venture debt and construction loans so that at the time such debt is incurred, it does not exceed 50% of our total market capitalization. As of March 31, 2001, we had the approximate capacity to borrow up to an additional $98.4 million under the debt limitation. The amounts of indebtedness that we may incur, and the policies with respect thereto, are not limited by our declaration of trust and bylaws, and are solely within the discretion of our board of trustees.

     The following table sets forth our debt balance as of March 31, 2001:

                                           Current                                 Interest
            Description                    Balance        Amortization               Rate              Maturity
            -----------                    -------        ------------               ----              --------
                                       (in thousands)
Burnett Plaza (1)                      $     9,400           None                    7.50%        February 1, 2002
Del Mar Gateway                             25,297           None              LIBOR + 1.750%     March 21, 2003
Barton Skyway II                            21,007           None              LIBOR + 1.750%     April 12, 2003
Line of Credit                             153,500           None              LIBOR + 1.375%     May 2, 2003
Bachman West                                 2,915           25 yr                   8.63%        December 1, 2003
Northeast Portfolio Loan (2)                58,890           25 yr                   6.80%        December 10, 2003
One Westchase Center                        24,386           25 yr                   7.84%        February 1, 2004
Crescent Centre                             12,000           None                    7.95%        March 1, 2004
Bank Term Loan (3)                          72,500           None (7)          LIBOR + 1.625%     September 30, 2004
Walnut Glen Tower                           34,670           30 yr                   6.92%        April 1, 2005
Bank Term Facility                          75,000           None              LIBOR + 1.375%     March 15, 2006
Highland Court                               4,811           25 yr                   7.27%        April 1, 2006
Oaklands Corporate Center (4)                1,275           20 yr                   8.65%        August 1, 2006
Westheimer Central Plaza                     5,837           25 yr                   8.38%        August 1, 2006
Creamery Way (4)                             3,583           20 yr                   8.30%        September 19, 2006
PPREFI Portfolio Loan (5)                  180,100           None                    7.58%        February 26, 2007
Oaklands Corporate Center (4)                6,179           25 yr                   8.55%        July 1, 2007
Oaklands Corporate Center (4)                2,605           25 yr                   8.40%        November 1, 2007
Corporetum Office Campus                    25,479           30 yr                   7.02%        February 1, 2009
Natomas Corporate Center                    37,238           30 yr                   7.02%        February 1, 2009
7101 Wisconsin Avenue                       21,087           30 yr                   7.25%        April 1, 2009
2500 Cumberland Parkway                     14,500           None (8)                7.46%        July 15, 2009
Ordway                                      49,260           30 yr                   7.95%        April 1, 2010
World Savings Center                        29,202           30 yr                   7.91%        November 1, 2010
Park West C2                                34,798           30 yr                   6.63%        November 10, 2010
One O'Hare Centre                           41,244           30 yr                   6.80%        January 10, 2011
3130 Fairview Park Drive Loan               23,049           30 yr                   7.00%        April 1, 2011
Broadmoor Austin (6)                        77,000           None (9)                7.04%        April 10, 2011
Bannockburn Center                          26,834           30 yr                   8.05%        June 1, 2012
Southpoint (III) (4)                         7,276           20 yr                   7.75%        April 14, 2014
Other Corporate Debt                         1,314           None                    6.20%        Various
                                         ---------

      Total                            $ 1,082,236
                                         =========

_________________________
(1) We own a 20% non-controlling partnership interest in the entity that owns the Burnett Plaza property. We account for our interest using the equity method of accounting. The amount shown reflects our proportionate share of the mortgage indebtedness collateralized by the property.
(2) The Northeast Portfolio Loan is collateralized by the following 11 properties: Valleybrooke (five properties), Lake Center (two properties), certain of the Southpoint properties (two properties), and certain of the Woodland Falls properties (two properties). Brandywine Realty Trust assumed the loan in the April 2001 asset exchange.
(3)  The Bank Term Loan is collateralized by the following four properties:
     Willow Oaks I & II (two properties), 8521 Leesburg Pike and the IBM Call Center.
(4) The mortgage loan is collateralized by certain of the properties in the respective office property grouping. Brandywine Realty Trust assumed the mortgage loans in the April 2001 asset exchange.
(5) The PPREFI Portfolio Loan is collateralized by the following 36 properties: certain of the Los Angeles industrial properties (18 properties), the Chicago industrial properties (four properties), the Cottonwood Office Center (three properties), Park West E1 and E2 (two properties), One Northwestern Plaza, 3141 Fairview Park Drive, 2455 Horsepen Road, O'Hare Plaza II, 1717 Deerfield Road, 2411 Dulles Corner Road, 4401 Fair Lakes Court, the WestPoint Office Building and the PacifiCare Building.
(6) We own a 50% non-controlling partnership interest in the entity that owns the Broadmoor Austin properties. We account for our interest using the equity method of accounting. The amount shown reflects our proportionate share of the mortgage indebtedness collateralized by the properties.
(7) The loan, which we entered into in October 1999, has no principal amortization during the first 24 months of the loan term. Principal and interest are payable for the remaining loan term based on a 25-year amortization.
(8) The loan, which we entered into in May 1999, has no principal amortization during the first 24 months of the loan term. Principal and interest are payable for the remaining loan term based on a 30-year amortization.

(9) The loan, which we entered into in March 1998, has no principal amortization during the first 36 months of the loan term. Principal and interest are payable for the remaining loan term based on a 16.25-year amortization.

     The majority of our fixed rate secured debt contains prepayment provisions based on the greater of a yield maintenance penalty or 1.0% of the outstanding loan amount. The yield maintenance penalty compensates the lender for the difference between the fixed rate under the loan and the yield that the lender would receive if the lender reinvested the prepaid loan balance in U.S. Treasury Securities with a similar maturity.

     Under our loan agreements, we are required to satisfy various affirmative and negative covenants, including limitations on total indebtedness, total collateralized indebtedness and cash distributions, as well as obligations to maintain certain minimum tangible net worth and certain minimum interest coverage ratios. We were in compliance with these covenants as of March 31, 2001.

     We have considered our short-term liquidity needs and the adequacy of adjusted estimated cash flows and other expected liquidity sources to meet our needs. We believe that our principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements and the minimum distributions required to maintain our Real Estate Investment Trust qualification under the Internal Revenue Code. We anticipate that our needs will be fully funded from our cash flows provided by operating activities and, when necessary to fund shortfalls resulting from the timing of collections of accounts receivable in the ordinary course of business, from the line of credit.

     We expect to meet our long-term liquidity requirements for the funding of activities, such as development, property acquisitions, scheduled debt maturities, major renovations, expansions and other non-recurring capital improvements through long-term secured and unsecured indebtedness and through the issuance of additional debt and equity securities. We also intend to use proceeds from the line of credit to fund property acquisitions, development, redevelopment, expansions and capital improvements on an interim basis.

     We expect to make distributions to our shareholders primarily based on our distributions from the operating partnership. The operating partnership's income will be derived primarily from lease revenues from the properties and, to a limited extent, from fees generated by our office and industrial real estate management service business.

     To manage interest rate risk, we may employ options, forwards, interest rate swaps, caps and floors or a combination thereof depending on the underlying interest rate exposure. We undertake a variety of borrowings: from lines of credit, to medium- and long-term financings. To manage overall interest rate exposure, we use interest rate instruments, typically interest rate swaps, to convert a portion of our variable rate debt to fixed rate debt. Interest rate differentials that arise under these swap contracts are recognized as interest expense over the life of the contracts.

     We employ forwards or purchased options to hedge qualifying anticipated transactions. Gains and losses are deferred and recognized in net income in the same period that the anticipated transaction occurs, expires or is otherwise terminated.

     The following table summarizes the notional values and fair values of our derivative financial instruments. The notional value provides an indication of the extent of our involvement in these instruments as of the balance sheet date, but does not represent exposure to credit, interest rate or market risks.

                                                                    Swap Rate
                                                                     Received
   Notional           Swap Rate Paid         Effective Fixed      (Variable) at
    Amount               (Fixed)                  Rate            March 31, 2001            Swap Maturity       Fair Value
    ------               -------                  ----            --------------            -------------       ----------
                                                                                                              (in thousands)
$  50 million             4.836%                 6.211%               5.080%             April 1, 2002            $  (184)
$  50 million             6.253%                 7.628%               5.080%             September 30, 2004        (2,058)
$  60 million             6.248%                 7.623%               5.080%             September 30, 2004        (2,461)
$  20 million             5.985%                 7.610%               5.080%             March 1, 2006               (672)
$  30 million             5.990%                 7.615%               5.080%             March 1, 2006             (1,012)
                                                                                                                  --------
                                                                                                                  $(6,387)
                                                                                                                  ========

     Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. For the three months ended March 31, 2001, our recurring non-incremental revenue-generating capital expenditures totaled $8.4 million. Our recurring non-incremental revenue-generating capital expenditures were attributable to our regions as follows:

Segment         Amount
-------         ------
Mid-Atlantic    $1.2 million
Midwest         $1.4 million
Northeast       $96,000
Southwest       $900,000
West            $4.7 million

Funds from Operations

     Funds from operations as defined by the National Association of Real Estate Investment Trusts, means net income, computed in accordance with generally accepted accounting principles excluding extraordinary items (as defined by generally accepted accounting principles) and gains or losses from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. We believe that funds from operations is helpful to investors as a measure of the performance of an equity Real Estate Investment Trust because, along with cash flow from operating activities, financing and investing activities, it provides investors with an indication of our ability to incur and service debt, to make capital expenditures and to fund other cash needs. Our funds from operations is not comparable to funds from operations reported by other Real Estate Investment Trusts that do not define that term using the same definition. We believe that in order to facilitate a clear understanding of our operating results, funds from operations should be examined in conjunction with net income as presented in our Consolidated Financial Statements. Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and should not be considered as an alternative to net income as an indication of our performance or to cash flows as a measure of liquidity or ability to make distributions.


                                                                            Three Months            Three Months
                                                                                Ended                   Ended
                                                                            March 31, 2001          March 31, 2000
                                                                          -----------------       -----------------
Funds from operations
Net income..............................................................       $29,323                 $16,947
Add:
 Real estate depreciation and amortization..............................        16,324                  14,815
 Real estate depreciation and amortization of
  unconsolidated joint ventures.........................................           749                     676
 Minority interests(1)..................................................         4,426                   3,865
Less:
 Merger termination fee (2).............................................        (7,000)
 Gain on sales of property..............................................        (5,453)                 (1,047)
 Extraordinary items....................................................           367
 Dividend on perpetual preferred units..................................        (3,152)                 (3,153)
                                                                                ------                  ------
Funds from Operations...................................................       $35,584                 $32,103
                                                                                ======                  ======

     (1) Represents the minority interests applicable to the common and preferred unit holders of Prentiss Properties Acquisition Partners, L.P.
     (2) Although the fee is not considered an extraordinary item in accordance with generally accepted accounting principles, it is our opinion that it is appropriate to exclude the fee from funds from operations.

     Our funds from operations increased by $3.5 million for the three months ended March 31, 2001 from the three months ended March 31, 2000, as a result of the factors discussed in the analysis of operating results.

Inflation

     Most of the leases on our properties require tenants to pay increases in operating expenses, including common area charges and real estate taxes, thereby reducing the adverse impact of inflation.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     Our primary market risk exposure is to changes in interest rates as a result of our line of credit and long-term debt. At March 31, 2001, we had outstanding total indebtedness, including our pro rata share of joint venture debt and construction loans, of approximately $1.08 billion, or approximately 47.8% of total market capitalization. Our interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, we manage our exposure to fluctuations in market interest rates for our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangement. In addition, we may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps and floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable rate debt.
We do not enter into derivative or interest rate transactions for speculative purposes. Approximately 67.8% of our outstanding debt was subject to fixed rates with a weighted average interest rate of 7.41% at March 31, 2001. An additional $210.0 million, or 19.4%, of our outstanding debt at March 31, 2001, was effectively locked at an interest rate (before the spread over LIBOR) of 5.85% through our interest rate swap agreements. We regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

     The following table provides information about our financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations outstanding at March 31, 2001, including our pro rata share of joint venture debt totaling $86.4 million, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve as of March 31, 2001. The fair value of our fixed rate debt indicates the estimated principal amount of debt having similar debt service requirements, which could have been borrowed by us at March 31, 2001. The rate assumed in the fair value calculation of fixed rate debt is equal to 7.11%, which consist of the 7-year treasury of 4.86% at March 31, 2001 plus 225 basis points. The fair value of our variable to fixed interest rate swaps indicates the estimated amount that would have been paid by us had they been terminated at March 31, 2001.

                              Expected Maturity Date
                                  (in thousands)

                                                                                                                            Fair
                                 2001         2002         2003          2004         2005      Thereafter     Total       Value
                                 ----         ----         ----          ----         ----      ----------     -----       -----
Liabilities
Long-Term Debt:
   Fixed Rate                   $6,450      $18,724     $ 68,589      $ 43,857      $42,088      $553,910      $733,618    $751,510
     Average Interest Rate        7.41%        7.41%        7.41%         7.44%        7.46%         7.38%
   Variable Rate                 1,441          534      200,384        71,259                     75,000       348,618     348,618
     Average Interest Rate        6.61%        6.61%        6.63%         6.65%        6.54%         6.54%

Interest Rate Derivatives
 Interest Rate Swaps:
   Variable to Fixed                        $50,000                   $110,000                   $ 50,000                  $ (6,387)
     Average Pay Rate             5.85%        6.07%        6.17%         6.15%        5.99%         5.99%
     Average Receive Rate         5.08%        5.08%        5.08%         5.08%        5.08%         5.08%


     The table incorporates only those exposures that exist as of March 31, 2001 and does not consider exposures or positions that could arise after that date. In addition, because firm commitments are not represented in the table above, the information presented therein has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, prevailing interest rates, and our hedging strategies at that time. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and our financing requirements.

                                    PART II
                               OTHER INFORMATION

Item 1.   Legal Proceedings

     We are not presently subject to any material litigation, other than ordinary routine litigation incidental to the business.

Item 2.  Changes in Securities and Use of Proceeds

     On March 20, 2001, we, our operating partnership and Security Capital Preferred Growth Incorporated entered into an exchange agreement pursuant to which we issued 3,773,585 series D preferred shares to Security Capital Preferred Growth Incorporated in exchange for all of our issued and outstanding series A preferred shares held by Security Capital Preferred Growth Incorporated. The issuance of the series D preferred shares was exempt from registration under the Securities Act of 1933, as amended, by virtue of Section 4(2) of the Securities Act.

     Rights of holders of the series D preferred shares include voting, dividend and liquidation preferences over holders of the common shares. Dividends on the series D preferred shares are cumulative and payable quarterly at the greater of $0.40 per share or the rate declared on the common shares. No dividends will be declared or paid on any class of common or other junior shares to the extent that dividends on series D preferred shares have not been declared and/or paid. On or after December 29, 2005, at our option, we may redeem the series D preferred shares for cash at a redemption price of $26.50 per share plus accrued and unpaid dividends. Holders may elect to convert the series D preferred shares into our common shares at any time on a one-for-one basis subject to certain limitations and adjustments. The exchange agreement contains a covenant to repurchase the series D preferred shares, or any common shares received upon conversion of such series D preferred shares, at a purchase price of 110% of the liquidation preference, specified in the Series D Articles Supplementary, if we fail to continue to qualify as a Real Estate Investment Trust. We are required, upon a change of control to elect, at our option, to either (1) repurchase the series D preferred shares or any common shares received upon conversion of such series D preferred shares at a purchase price of 100% of the liquidation preference plus accrued and unpaid dividends or (2) increase the dividend rate as contemplated in the Series D Articles Supplementary.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

     EXHIBIT NO.      DESCRIPTION
     -----------      -----------
        3.1           Amended and Restated Declaration of Trust of the Registrant (filed as Exhibit 3.1 to our Registration
                      Statement on Amendment No. 1 of Form S-11, File No. 333-09863, and incorporated by reference herein).

        3.2           Bylaws of the Registrant (filed as Exhibit 3.2 to our Registration Statement on Amendment No. 1 of Form S-11,
                      File No. 333-09863, and incorporated by reference herein).

        3.3           Articles Supplementary, dated February 17, 1998, Classifying and Designating a Series of Preferred Shares of
                      Beneficial Interest as Junior Participating Cumulative Convertible Redeemable Preferred Shares of Beneficial
                      Interest, Series B, and Fixing Distribution and Other Preferences and Rights of Such Shares (filed as an
                      Exhibit to our Registration Statement on Form 8-A, filed on February 17, 1998, File No. 000-23813).


        3.4           Articles Supplementary, dated June 25, 1998, Classifying and Designating a Series of Preferred Shares of
                      Beneficial Interest as Series B Cumulative Redeemable Perpetual Preferred Shares of Beneficial Interest and
                      Fixing Distribution and Other Preferences and Rights of Such Shares (included as Exhibit 3.5 to our Form 10-Q, filed on August 12, 1998, File No. 001-14516).

        3.5           Articles Supplementary, dated September 17, 1999, Classifying and Designating a Series of Preferred Shares of
                      Beneficial Interest as Series C Cumulative Redeemable Perpetual Preferred Shares of Beneficial Interest and
                      Fixing Distribution and Other Preferences and Rights of Such Shares (filed as Exhibit 3.6 to our Report on
                      Form 10-Q, filed November 11, 1999, File No. 001-14516).

        3.6           Articles Supplementary, dated March 20, 2001 (filed as Exhibit 3.6 to our Report on Form 10-K, filed March 27,
                      2001, File No. 001-14516).

        3.7           Articles Supplementary Classifying and Designating a Series of Preferred Shares of Beneficial Interest as
                      Series D Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest and Fixing Distribution and
                      Other Preferences and Rights of such Shares, dated March 20, 2001 (filed as Exhibit 3.7 to our Report on Form
                      10-K, filed March 27, 2001, File No. 001-14516).

        4.1           Form of Common Share Certificate (filed as Exhibit 4.1 to our Registration Statement on Amendment No. 1 of
                      Form S-11, File No. 333-09863, and incorporated by reference herein).

        4.2           Rights Agreement, dated February 6, 1998, between us and First Chicago Trust Company of New York, as Rights
                      Agent (filed as an Exhibit 4.1 to our Registration Statement on Form 8-A filed on February 17, 1998, File
                      No.000-23813).

        4.3           Form of Rights Certificate (included as Exhibit A to the Rights Agreement (Exhibit 4.2)).

        4.4           Form of Series D Preferred Share Certificate (filed as Exhibit 4.4 to our Report on Form 10-K, filed March 27,
                      2001, File No. 001-14516).

        10.1          Exchange Agreement, dated March 14, 2001, by and among Prentiss Properties Trust, Prentiss Properties
                      Acquisition Partners, L.P. and FFI Tysons Partners, L.P. (filed as Exhibit 10.1 to our Current Report on Form
                      8-K, filed March 22, 2001, File No. 001-14516).

        10.2          Exchange Agreement, dated March 14, 2001, by and between Prentiss Properties Acquisition Partners, L.P. and
                      Brandywine Grande B, L.P. (filed as Exhibit 10.2 to our Current Report on Form 8-K, filed March 22, 2001,
                      File No. 001-14516).

        10.3          Agreement of Purchase and Sale, dated March 14, 2001, by and among Prentiss Properties Acquisition Partners,
                      L.P., Brandywine Operating Partnership, L.P. and Brandywine Grande B, L.P. (filed as Exhibit 10.3 to our
                      Current Report on Form 8-K, filed March 22, 2001, File No. 001-14516).

        10.4          Agreement of Purchase and Sale, dated March 14, 2001, by and among Prentiss Properties Acquisition Partners,
                      L.P., Prentiss Properties Limited, Inc. and Brandywine Operating Partnership, L.P. (filed as Exhibit 10.4 to our Current Report on Form 8-K, filed March 22, 2001, File No. 001-14516).

        10.5          Contribution Agreement, dated March 14, 2001, by and between Prentiss Properties Acquisition Partners, L.P.
                      and Brandywine Operating Partnership, L.P. (filed as Exhibit 10.5 to our Current Report on Form 8-K, filed
                      March 22, 2001, File No. 001-14516).

        10.6          Agreement of Purchase and Sale, dated March 14, 2001, by and among 935 First Avenue Associates and Brandywine
                      Operating Partnership, L.P. (filed as Exhibit 10.6 to our Current Report on Form 8-K, filed March 22, 2001,
                      File No. 001-14516).

        10.7          Thirteenth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Prentiss
                      Properties Acquisition Partners, L.P. (filed as Exhibit 10.12 to our Annual Report on Form 10-K, filed March
                      27, 2001, File No. 001-14516).

        10.8          Fourteenth Amendment to Second Amended and Restated Agreement of Limited Partnership of Prentiss Properties
                      Acquisition Partners, L.P. (filed as Exhibit 10.1 to our Current Report on Form 8-K, filed April 23, 2001,
                      File No. 001-14516).

---------------

(b)  Reports on Form 8-K:

     On March 22, 2001, we filed with the Securities and Exchange Commission a Current Report on Form 8-K, dated March 14, 2001. The Current Report on Form 8-K relates to the exchange of our properties in Pennsylvania, Delaware and New Jersey for the properties of Brandywine Realty Trust in Northern Virginia.

                                   SIGNATURE
                                   ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    PRENTISS PROPERTIES TRUST

Date:    May 11, 2001                               By:                 /s/ Thomas P. Simon
                                                       --------------------------------------------------------
                                                                           Thomas P. Simon
                                                           Senior Vice President and Chief Accounting Officer
                                                (Principal Accounting Officer and Duly Authorized Officer of the company)
