Form 10-Q
period 2001-06-30
PRENTISS PROPERTIES TRUST/MD
filed 2001-08-13
CIK 1011699

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                   FORM 10-Q




              Quarterly Report pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934



                 For the Quarterly Period Ended June 30, 2001

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


     The number of Common Shares of Beneficial Interest, $0.01 par value, outstanding as of August 9, 2001, was 36,838,460 and the number of outstanding Participating Cumulative Redeemable Preferred Shares of Beneficial Interest, Series D, was 3,773,585.

                           PRENTISS PROPERTIES TRUST


                                     INDEX
                                     -----

                                                                                                   Page Number
                                                                                                   -----------
Part I:        FINANCIAL INFORMATION

               Item 1.   Financial Statements

                         Consolidated Balance Sheets of Prentiss Properties  Trust at
                         June 30, 2001 (unaudited) and December 31, 2000                                  5

                         Consolidated Statements of Income of Prentiss Properties
                         Trust for the three and six months ended June 30, 2001 and
                         2000 (unaudited)                                                                 6

                         Consolidated Statements of Cash Flows of Prentiss Properties
                         Trust for the six months ended June 30, 2001 and 2000
                         (unaudited)                                                                      7

                         Notes to Consolidated Financial Statements                                    8-16

               Item 2.   Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                                          17-24

               Item 3.   Quantitative and Qualitative Disclosures about Market Risk                      25

Part II:       OTHER INFORMATION

               Item 1.   Legal Proceedings                                                               26
               Item 2.   Changes in Securities and Use of Proceeds                                       26
               Item 3.   Default Upon Senior Securities                                                  26
               Item 4.   Submission of Matters to a Vote of Security Holders                             26
               Item 5.   Other Information                                                               26
               Item 6.   Exhibits and Reports on Form 8-K                                                27

SIGNATURE                                                                                                28

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

 .    our incurrence of debt;                                     .    our third party property management, leasing,
                                                                      development and construction business and related
                                                                      services; and

 .    the limited ability of shareholders to effect a change      .    the effect of shares available for future sale on the
     of control;                                                      price of common shares.

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

                                     PART I
                             FINANCIAL INFORMATION

Item 1.  Financial Statements





                      (this page intentionally left blank)

                           PRENTISS PROPERTIES TRUST
                          CONSOLIDATED BALANCE SHEETS
              (in thousands, except share and per share amounts)

                                                                                           June 30,                December 31,
                                                                                             2001                      2000
                                                                                          ----------                ----------
                                                                                          (unaudited)
                                     ASSETS
Real estate:
   Land.......................................................................            $  288,357                $  304,417
   Buildings and improvements.................................................             1,463,109                 1,565,277

   Less: accumulated depreciation.............................................
   Total operating real estate................................................              (127,134)                 (126,630)
                                                                                          ----------                ----------
                                                                                           1,624,332                 1,743,064
Construction in progress......................................................                77,543                   112,090
Land held for development.....................................................                50,654                    49,784

Deferred charges and other assets, net........................................               128,656                   127,635
Note receivables..............................................................                13,354
Receivables, net..............................................................                39,510                    34,093
Cash and cash equivalents.....................................................                 6,162                     5,452
Escrowed cash.................................................................                38,343                    24,672
Investments in securities.....................................................                 3,289                     1,495
Investments in joint ventures and unconsolidated subsidiaries.................                32,433                    19,590
                                                                                          ----------                ----------
   Total assets...............................................................            $2,014,276                $2,117,875
                                                                                          ==========                ==========
        LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Debt on real estate........................................................            $  895,793                $1,007,800
   Interest rate hedges.......................................................                 5,211
   Accounts payable and other liabilities.....................................                69,419                    80,945
   Deferred merger termination fee............................................                                          17,000
   Other payables (affiliates)................................................                 2,796                     3,575
   Distributions payable......................................................                25,803                    23,538
                                                                                          ----------                ----------
     Total liabilities........................................................               999,022                 1,132,858
                                                                                          ----------                ----------
Minority interest in operating partnership....................................               187,299                   177,325
                                                                                          ----------                ----------
Minority interest in real estate partnerships.................................                 1,510                     1,428
                                                                                          ----------                ----------

Commitments and contingencies

Shareholders' equity:
Preferred shares $.01 par value, 20,000,000 shares authorized, 3,773,585
   shares issued and outstanding..............................................               100,000                   100,000
Common shares $.01 par value, 100,000,000 shares authorized, 40,990,751 and
   40,687,813 (includes 4,359,415 and 4,104,371 in treasury) shares issued and
   outstanding at June 30, 2001 and December 31, 2000, respectively...........                   410                       407
Additional paid-in capital....................................................               809,801                   802,818
Common shares in treasury, at cost, 4,359,415 and 4,104,371 shares at
   June 30, 2001 and December 31, 2000, respectively..........................               (98,721)                  (92,636)
Unearned compensation.........................................................                (3,596)                   (3,186)
Accumulated other comprehensive income........................................                (4,946)
Retained earnings/(distributions in excess of earnings).......................                23,497                    (1,139)
                                                                                          ----------                ----------
   Total shareholders' equity.................................................               826,445                   806,264
                                                                                          ----------                ----------
   Total liabilities and shareholders' equity.................................            $2,014,276                $2,117,875
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

                           PRENTISS PROPERTIES TRUST
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                   (in thousands, except per share amounts)

                                                          Three Months       Three Months      Six Months         Six Months
                                                              Ended             Ended             Ended             Ended
                                                          June 30, 2001     June 30, 2000     June 30, 2001     June 30, 2000
                                                          -------------     -------------     -------------     -------------
Revenues:
   Rental income........................................       $ 84,160          $ 84,222         $ 171,470         $ 164,665
   Management and other fees, net.......................          1,427             1,062             2,515             1,732
                                                               --------          --------         ---------         ---------
   Total revenues.......................................         85,587            85,284           173,985           166,397
                                                               --------          --------         ---------         ---------

Expenses:
   Property operating and maintenance...................         18,636            19,855            38,952            37,701
   Real estate taxes....................................         10,085             9,639            20,482            19,572
   G&A and personnel costs..............................          2,577             2,836             5,365             5,126
   Interest expense.....................................         16,205            17,441            33,980            34,467
   Amortization of deferred financing costs.............            390               361               803               689
   Depreciation and amortization........................         15,597            15,435            31,943            30,269
                                                               --------          --------         ---------         ---------
   Total expenses.......................................         63,490            65,567           131,525           127,824
                                                               --------          --------         ---------         ---------

Equity in income of joint ventures and unconsolidated
 subsidiaries...........................................            648               855             1,992             1,804
Merger termination fee..................................         10,000                              17,000
                                                               --------          --------         ---------         ---------
Income before gain on sale, minority interests and
 extraordinary items....................................         32,745            20,572            61,452            40,377
Gain on sale of properties..............................          8,710             1,199            14,163             2,246
Minority interests......................................         (4,983)           (3,936)           (9,453)           (7,841)
                                                               --------          --------         ---------         ---------
Net income before extraordinary items...................         36,472            17,835            66,162            34,782
Extraordinary items.....................................                                               (367)
                                                               --------          --------         ---------         ---------
Net income..............................................       $ 36,472          $ 17,835         $  65,795         $  34,782

Preferred dividends.....................................         (2,019)           (1,830)           (3,849)           (3,491)
                                                               --------          --------         ---------         ---------
Net income applicable to common shareholders............       $ 34,453          $ 16,005         $  61,946         $  31,291
                                                               ========          ========         =========         =========

Net income per common share before extraordinary items -
   basic................................................       $   0.94          $   0.44         $    1.71         $    0.87

Extraordinary items.....................................                                              (0.01)
                                                               --------          --------         ---------         ---------
Net income per common share - basic.....................       $   0.94          $   0.44         $    1.70         $    0.87
                                                               ========          ========         =========         =========

Weighted average number of common shares outstanding -
   basic................................................         36,465            36,165            36,535            36,116
                                                               ========          ========         =========         =========
Net income per common share before extraordinary items -
   diluted..............................................       $   0.90          $   0.44         $    1.63         $    0.86
Extraordinary items.....................................                                              (0.01)
                                                               --------          --------         ---------         ---------
Net income per common share - diluted...................       $   0.90          $   0.44         $    1.62         $    0.86
                                                               ========          ========         =========         =========
Weighted average number of common shares and
   common share equivalents outstanding - diluted.......         40,582            36,433            40,641            36,269
                                                               ========          ========         =========         =========

  The accompanying notes are an integral part of these consolidated financial statements.

                           PRENTISS PROPERTIES TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                                                    Six Months           Six Months
                                                                                       Ended                Ended
                                                                                   June 30, 2001        June 30, 2000
                                                                                -------------------  -------------------
Cash Flows from Operating Activities:
   Net income.........................................................                   $  65,795             $ 34,782

   Adjustments to reconcile net income to net cash provided by operating activities:
       Minority interests.............................................                       9,453                7,841
       Extraordinary items............................................                         367
          Gain on sales...............................................                     (18,928)              (2,246)
       Loss on write-down of property held for sale...................                       4,765
       Provision for doubtful accounts................................                        (267)               1,026
       Depreciation and amortization..................................                      31,943               30,269
       Amortization of deferred financing costs.......................                         803                  689
   Reclassification of accumulated other comprehensive income.........                          77
   Equity in income of joint ventures and unconsolidated
   subsidiaries.......................................................                      (1,992)              (1,804)
       Non-cash compensation..........................................                         832                  430
  Changes in assets and liabilities:
   Deferred charges and other assets..................................                       1,977               (6,035)
   Receivables........................................................                      (6,382)              (4,876)
   Escrowed cash......................................................                     (14,157)             (35,920)
   Other payables/receivables (affiliates)............................                        (779)               5,404
   Accounts payable and other liabilities.............................                     (25,952)              (6,822)
                                                                                         ---------             --------
   Net cash provided by operating activities..........................                      47,555               22,738
                                                                                         ---------             --------
Cash Flows from Investing Activities:
   Purchase and development of real estate............................                    (151,643)             (70,556)
 Investment in real estate............................................                     (22,162)             (19,908)
 Investment in joint ventures.........................................                      (1,438)                 (12)
   Proceeds from sale of real estate..................................                     197,122               86,719
   Investments in securities..........................................                      (2,029)
 Distributions received from joint ventures and unconsolidated
       subsidiaries...................................................                       3,749                2,135
                                                                                         ---------             --------
   Net cash provided by/(used in) investing activities................                      23,599               (1,622)
                                                                                         ---------             --------
Cash Flows from Financing Activities:
   Net proceeds from sale of common shares............................                       2,879                3,187
   Purchase of treasury shares........................................                      (5,833)             (28,691)
   Distributions paid to limited partners.............................                      (1,626)              (1,483)
   Distributions paid to common shareholders..........................                     (35,515)             (32,364)
   Distributions paid to preferred shareholders.......................                      (3,661)              (3,321)
   Distributions paid to preferred unitholders........................                      (6,305)              (3,152)
   Payment for early extinguishment of debt...........................                         (50)                (152)
   Proceeds from debt on real estate..................................                     266,625              105,317
   Repayments of debt on real estate..................................                    (286,958)             (59,986)
                                                                                         ---------             --------
   Net cash used in financing activities..............................                     (70,444)             (20,645)
                                                                                         ---------             --------

     Net change in cash and cash equivalents..........................                         710                  471
     Cash and cash equivalents, beginning of period...................                       5,452               13,313
                                                                                         ---------             --------
   Cash and cash equivalents, end of period...........................                   $   6,162             $ 13,784
                                                                                         =========             ========
Supplemental Cash Flow Information:
   Cash paid for interest.............................................                   $  36,426             $ 33,817
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

                           PRENTISS PROPERTIES TRUST
                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS


1.   The Organization

     Prentiss Properties Trust is a real estate company organized as a Maryland REIT. We acquire, own, manage, lease, develop and build office and industrial properties throughout the United States. We are self-administered in that we provide our own administrative services, such as accounting, tax and legal, internally through our own employees. We are self-managed in that we internally provide all the management and maintenance services that our properties require through employees, such as, property managers, leasing professionals and engineers. We operate principally through an operating partnership, Prentiss Properties Acquisition Partners, L.P. and its subsidiaries, and a management company, Prentiss Properties Resources, Inc. and its subsidiaries. As of June 30, 2001, we owned interests in a diversified portfolio of 146 primarily suburban Class A office and suburban industrial properties containing approximately 17.5 million net rentable square feet. Our properties consist of 108 office properties containing approximately 14.3 million net rentable square feet and 38 industrial properties containing approximately 3.2 million net rentable square feet. The properties include 5 development properties containing 677,000 square feet of office space that are in various stages of development or that have recently been developed and are in various stages of lease-up. As of June 30, 2001, our properties, exclusive of the development properties, were 96% leased to approximately 1,100 tenants. In addition to managing the properties that we own, we manage approximately 20.0 million net rentable square feet in office, industrial and other properties for third parties.

Real Estate Transactions

     On April 10, 2001, we completed an asset exchange with Brandywine Realty Trust. We conveyed our interests in properties valued at $212.0 million which included a total of 30 office properties located in Pennsylvania, New Jersey and Delaware that contain an aggregate of approximately 1.6 million net rentable square feet, and approximately 6.9 acres of developable land in exchange for four wholly-owned office properties containing approximately 657,000 square feet in Northern Virginia.

     Due to the monetary components of the exchange, as detailed below, all amounts were recorded at fair value and resulted in our recognition of a gain totaling $1.3 million.

                                                                          (in millions)

Fair value of Northeast properties conveyed to Brandywine                      $     212.0
Other net assets conveyed to Brandywine                                                0.4

Less:
 Retained interest in Northeast properties                                             1.1
                                                                               -----------
Fair value of assets conveyed, before transaction cost                               211.3

Less:
 Fair value of assets acquired from Brandywine                                       107.2
 Debt assumed by Brandywine                                                           79.7
 Note receivable from Brandywine                                                       9.0
 Other receivables from Brandywine                                                     2.9

Add:
 Liabilities assumed by Prentiss Properties                                            0.5
                                                                               -----------
Proceeds before transaction cost                                                      13.0

Less:
 Transaction cost related to the conveyance of assets to Brandywine                    3.1
 Transaction cost related to the acquisition of assets from Brandywine                 0.4
                                                                               -----------

Net cash proceeds from the transaction                                         $       9.5
                                                                               ===========

     Concurrent with the above exchange, we issued to Brandywine 200,000, $50 par value, preferred units and 26,768 common units with an aggregate value of $10.7 million in exchange for a 25% non-controlling interest in a joint venture that owns two office properties containing 452,000 square feet in the Northern Virginia area.

                           PRENTISS PROPERTIES TRUST
                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS


     On June 22, 2001, we completed our transactions with Brandywine with the sale of a 103,000 square foot development project in the suburban Philadelphia area. The sale, which resulted in a gain of approximately $200,000, represented the disposition of our only remaining asset in the suburban Philadelphia area.

     In addition to the real estate transactions consummated with Brandywine, during the three months ended June 30, 2001, we (i) sold one office property containing approximately 243,000 square feet in the Atlanta area, which inclusive of a $4.7 million write-down recognized in March 2001, resulted in a loss of $4.8 million; (ii) sold five industrial properties containing approximately 301,000 square feet in the Los Angeles area, which resulted in a gain of $7.2 million; and (iii) acquired a 20.63 acre parcel of land to be held for future development in the Southwest Austin area.

     In connection with the sale of the 243,000 square foot office property in the Atlanta area, we received a promissory note totaling $4.4 million from the purchaser. The note which matures March 1, 2005, bears interest at 7.95% per annum and is interest only until maturity.

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

     In connection with the termination and release agreement, and pursuant to an escrow agreement dated September 21, 2000, Mack-Cali deposited a $25.0 million termination fee in escrow for our benefit. Per the escrow agreement, the funds are to be held pending delivery to the escrow agent, Chicago Title Insurance Company, and Mack-Cali of either (i) a letter from our independent accountants indicating the maximum amount of money that can be paid at that time without causing us to fail to maintain our status as a REIT or (ii) a fee tax opinion from our outside counsel indicating that we have received a ruling from the Internal Revenue Service holding that the receipt of the funds held in escrow will not cause us to fail to maintain our status as a REIT.

     Through March 31, 2001, we had requested and received $15.0 million of the $25.0 million escrowed funds. In April 2001, we received a ruling from the Internal Revenue Service which confirmed that receipt of the funds held in escrow will not cause us to fail to maintain our status as a REIT. As a result, we requested and received the remaining $10.0 million of escrowed funds in April 2001.

     Capital Shares

     During the six months ended June 30, 2001, we repurchased 242,800 common shares for an aggregate purchase price of $5.8 million. On May 9, 2001, our board of trustees authorized the repurchase of an additional 1.0 million common shares under our share repurchase program. Including the authorized increase, at June 30, 2001, we have the authorization to repurchase 1,265,300 common shares.

2.   Basis of Presentation

     The accompanying financial statements are unaudited; however, our financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results for the three and six month periods ended June 30, 2001, are not necessarily indicative of the results to be obtained for the full fiscal year. These financial statements should be read in conjunction with our audited financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2000.

                           PRENTISS PROPERTIES TRUST
                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS


3.   Debt on Real Estate

     At June 30, 2001, we had debt on real estate of $895.8 million, excluding our proportionate share of debt from our investments in the joint ventures. See note (7) - Investment in Joint Ventures and Unconsolidated Subsidiaries for further information on our equity investments.

     Our debt transactions for the three months ended June 30, 2001 are summarized in the table below:

                                                                 (in thousands)

Debt on real estate at March 31, 2001........................        $995,838

Activity for the 3 months ending June 30, 2001:
 Debt assumed by purchasers in asset sales...................         (91,674)
 Borrowings repaid...........................................         (25,297)
 Permanent financing.........................................          45,000
 Net repayments under the line of credit.....................         (27,500)
 Construction loan draws.....................................             605
 Net payments on mortgage loans..............................          (1,179)
                                                                     --------
Debt on real estate at June 30, 2001.........................        $895,793
                                                                     ========

     The debt assumed by the purchasers in asset sales which totaled $91.7 million is comprised of $79.7 million of outstanding borrowings assumed by Brandywine in the asset exchange and $12.0 million assumed by the purchaser of the Crescent Center property, a 243,000 square foot office property in Atlanta.

     On May 10, 2001, we completed a 12-year non-recourse mortgage totaling $45.0 million with United of Omaha Life Insurance Company and Equitable Life Assurance Society of the United States. The loan bears interest at a fixed rate of 7.41% and is collateralized by three office properties comprising 277,000 net rentable square feet in the San Diego area. The proceeds from the loan were used to re-pay (1) the $25.3 million of outstanding borrowings under the construction loan which was collateralized by the Del Mar Gateway property and (2) a portion of outstanding borrowings under our line of credit.

     Our debt balance at June 30, 2001 consisted of $599.4 million of fixed rate, non-recourse, long-term mortgages and $296.4 million of floating rate debt, of which $250.0 million is hedged with variable to fixed rate hedges. See note (4) - Interest Rate Hedges for further information on our variable to fixed rate hedges. Future scheduled principal repayments of our outstanding debt on real estate are as follows:

                                                                (in thousands)

2001.........................................................        $  3,850
2002.........................................................           5,773
2003.........................................................         156,557
2004.........................................................          98,356
2005.........................................................          37,968
Thereafter...................................................         593,289
                                                                     --------
                                                                     $895,793
                                                                     ========

4.   Interest Rate Hedges

     In the normal course of business, we are exposed to the effect of interest rate changes. We limit these risks by following established risk management policies and procedures including the use of derivatives. For interest rate exposures, derivatives are used primarily to hedge against rate movements on our related debt.

     To manage interest rate risk, we may employ options, forwards, interest rate swaps, caps and floors or a combination thereof depending on the underlying exposure. We undertake a variety of borrowings from lines of credit, to medium- and long-term financings. To reduce overall interest cost, we use interest rate instruments, typically interest rate swaps, to convert a portion of our variable rate debt to fixed rate debt. Interest rate differentials that arise under these swap contracts are recognized in interest expense over the life of the contracts. The resulting cost of funds is usually lower than that which would have been available if debt with matching characteristics was issued directly.

                           PRENTISS PROPERTIES TRUST
                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS


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

     As of June 30, 2001, we had $5.1 million in unrealized losses on our interest rate hedges, which is presented in "Accumulated Other Comprehensive Income," a shareholders' equity account.

     Over time, the unrealized gains and losses held in Accumulated Other Comprehensive Income will be reclassified to earnings. This reclassification is
consistent with when the hedged items are recognized in earnings.   Within the
next twelve months, we expect to reclassify to earnings approximately $2.1 million of the current balance held in Accumulated Other Comprehensive Income.

     On June 30, 2001, our derivative financial instruments were reported at their fair value as a liability of $5.2 million in the line item "Interest Rate Hedges" on our balance sheet.

     The following table summarizes the notional values and fair values of our derivative financial instruments. The notional value provides an indication of the extent of our involvement in these instruments as of the balance sheet date, but does not represent exposure to credit, interest rate or market risks.



                                                            Swap Rate Received
                     Swap Rate Paid     Effective Fixed         (Variable) at
Notional Amount         (Fixed)              Rate              June 30, 2001            Swap Maturity     Fair Value
---------------      --------------     ---------------     ------------------          -------------     ----------
                                                                                                       (in thousands)
$  40 million             3.685%               5.060%             3.863%              January 1, 2002        $    12
$  50 million             4.836%               6.211%             3.863%                April 1, 2002           (389)
$  50 million             6.253%               7.628%             3.863%           September 30, 2004         (1,722)
$  60 million             6.248%               7.623%             3.863%           September 30, 2004         (2,058)
$  20 million             5.985%               7.610%             3.863%                March 1, 2006           (419)
$  30 million             5.990%               7.615%             3.863%                March 1, 2006           (635)
                                                                                                             -------
                                                                                                             $(5,211)
                                                                                                             =======

5.   Comprehensive Income

     Statement of Financial Standards No. 130, "Reporting Comprehensive Income" establishes standards for reporting and displaying comprehensive income and its components. Total comprehensive income for the three and six months ended
June 30, 2001 is calculated as follows:

                                        Three Months              Six Months
                                            Ended                   Ended
                                        June 30, 2001           June 30, 2001
                                      -----------------       -----------------

Net income..........................            $36,472                 $65,795

Unrealized gain on investment in
   securities held for sale.........                297                     188

Unrealized gain/(loss) in interest
   rate hedges......................              1,253                  (2,621)
                                                -------                 -------
                                                $38,022                 $63,362
                                                =======                 =======

                           PRENTISS PROPERTIES TRUST
                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS


6.   Distribution

     On June 13, 2001, we declared a cash distribution for the second quarter of 2001 in the amount of $0.535 per share payable on July 13, 2001, to common shareholders of record on June 29, 2001. Additionally, we determined that a distribution of $0.535 per unit would be made to the partners of the operating partnership, and to the holders of our series D cumulative redeemable preferred shares. The distributions were paid on July 13, 2001, totaling approximately $22.5 million. In addition, a quarterly distribution totaling $3.3 million in the aggregate was declared on June 29, 2001, for the holders of the series B perpetual preferred units, the series C perpetual preferred units, and the series E preferred units. The quarterly distribution, which equates to an annualized 8.3% of the face amount of the series B perpetual preferred units and an annualized 9.45% of the face amount of the series C perpetual preferred units, was paid on July 3, 2001. The quarterly distribution, which equates to an annualized 7.5% of the face amount of the series E preferred units was paid on July 16, 2001.

7.   Investment in Joint Ventures and Unconsolidated Subsidiaries

     The following information summarizes the financial position at June 30, 2001 and December 31, 2000 and the results of operations for the three and six month periods ended June 30, 2001 and 2000 for the investments in which we held a non-controlling interest during the periods presented:

                                                                                                                Company's
Summary of Financial              Total Assets              Total Debt               Total Equity               Investment
 Position:                   -----------------------  -----------------------  -------------------------  ----------------------
(in thousands)               June 30,   December 31,  June 30,   December 31,   June 30,   December 31,   June 30,  December 31,
                                2001          2000       2001          2000       2001           2000       2001          2000
                              --------      --------   --------      --------   --------       --------    -------       -------
Broadmoor Austin              $116,830      $118,522   $153,369      $154,000   $(37,209)      $(36,276)   $ 3,918       $ 4,517
 Associates(1)
Burnett Plaza Associates(2)    102,741        98,735     47,000        47,000     52,982         48,746     10,630         9,783
Lot 21 Associates, L.P. (3)                    4,116                    2,591                     1,453                      872
PPS Partners LLC(4)                134           172                                  98            128         73            97
Prentiss Properties                            9,600                                              4,192                    3,951
 Limited, Inc. (5)
Prentiss Properties             11,018                                             6,149                     5,986
 Resources, Inc(5)
Project 127 Partners, L.P.                     2,088                    1,434                       617                      370
 (3)
Tysons International           101,474                   61,500                   38,490                    10,719
 Partners(6)
Other Investments(7)                                                                                         1,107
                           -----------------------------------------------------------------------------------------------------
                              $332,197      $233,233   $261,869      $205,025   $ 60,510       $ 18,860    $32,433       $19,590
                           =====================================================================================================


                                                               For the Three Months Ended June 30,
                                                   ------------------------------------------------------------
                                                                                                  Company's
                                                                                                Share of Net
Summary of Operations:                              Total Revenue           Net Income             Income
(in thousands)                                     -----------------     ----------------     -----------------
                                                     2001      2000       2001      2000       2001       2000
                                                   -------   -------     ------    ------     ------     ------
Broadmoor Austin Associates                        $ 4,954   $ 4,950     $  954    $  972     $  477     $  486
Burnett Plaza Associates                             5,687     4,239      1,558       821        312        164
Lot 21 Associates, L.P.                                           82         (7)        3         (4)         2
PPS Partners LLC                                       192       286        120       186         90        139
Prentiss Properties Limited, Inc.                              4,586                   65                    65
Prentiss Properties Resources, Inc.                  3,856                 (288)                (282)
Project 127 Partners, L.P.                                        57         (5)       (2)        (3)        (1)
Tysons International Partners                        3,476                  235                   58
                                                   -----------------     ----------------     -----------------
                                                   $18,165   $14,200     $2,567    $2,045     $  648     $  855
                                                   =================     ================     =================

                           PRENTISS PROPERTIES TRUST
                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS

                                                                 For the Six Months Ended June 30,
                                                   ------------------------------------------------------------
                                                                                                 Company's
                                                                                               Share of Net
Summary of Operations:                               Total Revenue          Net Income             Income
                                                   -----------------     ----------------     -----------------
(in thousands)
                                                     2001      2000       2001      2000       2001       2000
                                                   -------   -------     ------    ------     ------     ------
Broadmoor Austin Associates                        $ 9,914   $ 9,898     $1,978    $1,938     $  989     $  969
Burnett Plaza Associates                            10,514     8,310      2,541     1,404        508        281
Lot 21 Associates, L.P.                                130        82                    3          1          2
PPS Partners LLC                                       357       286        222       186        167        139
Prentiss Properties Limited, Inc.                              9,952                  403                   403
Prentiss Properties Resources, Inc.                  8,795                  270                  276
Project 127 Partners, L.P.                              76       114        (11)       17         (7)        10
Tysons International Partners                        3,476                  235                   58
                                                   ------------------------------------------------------------
                                                   $33,262   $28,642     $5,235    $3,951     $1,992     $1,804
                                                   ============================================================

(1) We own a 50% non-controlling interest in Broadmoor Austin Associates, an entity, which owns a seven-building, 1.1 million square foot office complex in Austin. The difference between the carrying value of our non-controlling interest and the book value of the underlying equity is being amortized over 40 years.
(2) We own a 20% non-controlling interest in Burnett Plaza Associates, an entity, which owns a 1.0 million square foot office building in downtown Fort Worth.
(3) Prior to April 10, 2001, we owned a 60% non-controlling interest in two entities, each owning a separate office development project in the suburban Philadelphia area. The office projects were sold to Brandywine on April 10, 2001.
(4) PPS Partners LLC is a joint venture, entered into by Prentiss Properties Acquisition Partners, L.P. and a third-party property owner. The third-party property owner will from time to time, at its sole discretion, contribute property management contracts to PPS Partners LLC. Prentiss Properties Acquisition Partners, L.P. through a sub-management contract manages the properties and participates in the net income of the joint venture.
(5) On March 28, 2001, Prentiss Properties Resources, Inc., was incorporated under the General Corporation Law of the State of Delaware to serve as a Taxable REIT Subsidiary and provide services to Prentiss Properties Acquisition Partners, L.P. On March 29, 2001, Prentiss Properties Resources acquired our interest in Prentiss Properties Limited, Inc., valued at $3.9 million, along with certain other assets with a carrying value of approximately $2.5 million. As a result, Prentiss Properties Acquisition Partners, L.P. holds a 98% economic interest and 0% voting interest in Prentiss Properties Resources, Inc.
(6) We acquired from Brandywine a 25% non-controlling interest in Tysons International Partners, an entity, which owns two office properties containing 452,000 square feet in Northern Virginia.
(7) Represents a 1% investment in certain real estate entities that we account for using the cost method of accounting.

8.   Supplemental Disclosure of Non-Cash Activities

     During the three months ended June 30, 2001, we declared cash distributions totaling $22.5 million payable to holders of common shares, operating partnership units and series D cumulative redeemable preferred shares. The distributions were paid July 13, 2001. In addition, distributions totaling $3.2 million and $187,500 were declared on June 29, 2001, payable to holders of our series B and C perpetual preferred units and series E preferred units, respectively. The respective distributions were paid on July 3, 2001 and July 16, 2001.

     Pursuant to our long-term incentive plan, during the six months ended June 30, 2001, we issued 89,700 restricted shares of stock to various key employees. The shares which had a market value of $2.2 million based upon the per share price at the date of grant were classified as either (1) compensation for past performance or (2) unearned future compensation. An amount totaling $784,000 represents compensation for past performance and was recognized in earnings during the year ended December 31, 2000. An amount equal to $1.4 million represents unearned future compensation and was recorded as unearned compensation in the shareholders' equity section the consolidated balance sheet. The unearned compensation is amortized quarterly as compensation expense over the three-year vesting period.

     On June 28, 2001, 72,490 operating partnership units were converted to common shares. The fair value of the common shares on the conversion date totaled $1.9 million. In connection with the Brandywine transaction, we issued common and preferred operating partnership units with a value of $10.7 million in exchange for a non-controlling 25% interest in Tysons International Partners.

     In relation to properties disposed of during the six months ended June 30, 2001, we removed from real estate and deferred charges $19.4 million and $5.6 million of fully depreciated assets, respectively, as well as receivables of $1.2 million, escrowed cash of $486,000, other assets of $735,000, liabilities of $2.3 million and debt on real estate of $91.7

                           PRENTISS PROPERTIES TRUST
                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS

million. In addition, we moved from real estate to investments in joint ventures and unconsolidated subsidiaries, $1.1 million representing our non-controlling retained interest in certain properties disposed of during the period. In relation to the properties acquired during the period, we assumed liabilities totaling approximately $501,000. We removed an additional $1.1 million and $492,000 of deferred charges related to fully depreciated leasing costs and financing costs, respectively.

     During the six months ended June 30, 2001, we marked-to-market our investments in securities and our interest rate hedges. The mark-to-market resulted in an upward adjustment of $188,000 to our investment in securities and a negative $5.2 million value to our interest rate hedges. The adjustments resulted in a total unrealized loss of $4.9 million which is recorded in "Accumulated Other Comprehensive Income."

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

     During the six months ended June 30, 2001, certain employees forfeited 12,244 restricted share grants. As a result of the forfeiture, during the period, we moved $252,000 from unearned compensation to common shares in treasury.

9.   Segment Information


     Our primary business is the ownership and operation of office and industrial properties throughout the United States. We have determined that our reportable segments are those that are based on our method of internal reporting, which disaggregates our business by geographic region. Our transactions with Brandywine included the sale of all of our properties in our Northeast region and as a result, at June 30, 2001, we no longer have operations in our Northeast region. As of June 30, 2001, our reportable segments are our four regions, which include (1) Mid-Atlantic; (2) Midwest; (3) Southwest; and
(4) West.

     The tables below present information about segment assets and income/(loss) before extraordinary items used by our chief operating decision maker as of and for the three and six month periods ended June 30, 2001 and 2000.

For the Three Months Ended June 30, 2001
(in thousands)
                                                                                                      Corporate
                                 Mid-                                                    Total      not Allocable   Consolidated
                               Atlantic     Midwest   Northeast  Southwest    West      Segments     to Segments       Total
                               --------    ---------  ---------  ---------  ---------   --------     -----------       -----
Revenues                       $ 24,106   $ 18,055   $  1,035   $ 22,811   $ 19,105   $   85,112       $    475     $   85,587
                               ========   ========   ========   ========   ========   ==========       ========     ==========
Income/(loss) before
extraordinary items            $ 13,165   $  8,539   $  2,461   $ 10,257   $ 16,823   $   51,245       $(14,773)    $   36,472
                               ========   ========   ========   ========   ========   ==========       ========     ==========

Assets                         $578,266   $387,029   $      0   $537,100   $481,923   $1,984,318       $ 29,958     $2,014,276
                               ========   ========   ========   ========   ========   ==========       ========     ==========

For the Three Months Ended June 30, 2000
(in thousands)

                                                                                                      Corporate
                                 Mid-                                                    Total      not Allocable   Consolidated
                               Atlantic     Midwest   Northeast  Southwest    West      Segments     to Segments       Total
                               --------    ---------  ---------  ---------  ---------   --------     -----------       -----
Revenues                       $ 20,023   $ 20,962   $  7,510   $ 19,895   $ 16,654   $   85,044       $    240     $   85,284
                               ========   ========   ========   ========   ========   ==========       ========     ==========
Income/(loss) before
extraordinary items            $  9,914   $ 10,176   $  4,183   $  9,348   $  8,933   $   42,554       $(24,719)    $   17,835
                               ========   ========   ========   ========   ========   ==========       ========     ==========

Assets                         $448,803   $409,873   $214,602   $463,150   $434,582   $1,971,010       $ 39,195     $2,010,205
                               ========   ========   ========   ========   ========   ==========       ========     ==========


For the Six Months Ended June 30, 2001
(in thousands)
                                                                                                      Corporate
                                 Mid-                                                    Total      not Allocable   Consolidated
                               Atlantic     Midwest   Northeast  Southwest    West      Segments     to Segments       Total
                               --------    ---------  ---------  ---------  ---------   --------     -----------       -----

Revenues                       $ 44,804   $ 35,969   $  8,422   $ 46,189   $ 37,921   $  173,305       $    680     $  173,985
                               ========   ========   ========   ========   ========   ==========       ========     ==========
Income/(loss) before
extraordinary items            $ 18,319   $ 27,754   $  5,766   $ 20,613   $ 25,520   $   97,972       $(31,810)    $   66,162
                               ========   ========   ========   ========   ========   ==========       ========     ==========

For the Six Months Ended June 30, 2000
(in thousands)

                                                                                                      Corporate
                                 Mid-                                                    Total      not Allocable   Consolidated
                               Atlantic     Midwest   Northeast  Southwest    West      Segments     to Segments       Total
                               --------    ---------  ---------  ---------  ---------   --------     -----------       -----
Revenues                       $ 39,007   $ 40,251   $ 14,615   $ 39,376   $ 32,684   $  165,933       $    464     $  166,397
                               ========   ========   ========   ========   ========   ==========       ========     ==========
Income/(loss) before
extraordinary items            $ 18,866   $ 21,048   $  7,525   $ 16,928   $ 17,024   $   81,391       $(46,609)    $   34,782
                               ========   ========   ========   ========   ========   ==========       ========     ==========

10.  Earnings per Share

     We calculate earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" which requires a dual presentation of basic and diluted earnings per share on the face of the income statements. Additionally, we are required to present a reconciliation of the numerator and denominator used in computing basic and diluted earnings per share.

                                                            Three Months    Three Months     Six Months      Six Months
                                                               Ended           Ended           Ended           Ended
                                                           June 30, 2001   June 30, 2000   June 30, 2001   June 30, 2000
                                                           --------------  --------------  --------------  --------------
Reconciliation of earnings per share numerator                       (in thousands, except per share amounts)
Net income.............................................        $36,472         $17,835         $65,795         $34,782
Convertible preferred dividends........................         (2,019)         (1,830)         (3,849)         (3,491)
                                                               -------         -------         -------         -------
Net income available to common shareholders............        $34,453         $16,005         $61,946         $31,291
                                                               =======         =======         =======         =======
Reconciliation of earnings per share denominator

Weighted average common shares outstanding.............         36,465          36,165          36,535          36,116
                                                               =======         =======         =======         =======

Basic earnings per share...............................        $  0.94         $  0.44         $  1.70         $  0.87
                                                               =======         =======         =======         =======

Dilutive effect of common share equivalents

Dilutive options.......................................            343             268             332             153
Dilutive convertible preferred shares(1)...............          3,774                           3,774
Weighted average common shares outstanding.............         36,465          36,165          36,535          36,116
                                                               -------         -------         -------         -------
Weighted average common shares and common share
   equivalents.........................................          40,582         36,433          40,641          36,269

Diluted earnings per share.............................        $  0.90         $  0.44         $  1.62         $  0.86
                                                               =======         =======         =======         =======

(1) Convertible preferred shares for the three and six month periods ended June 30, 2000 are excluded from the calculation of dilutive earnings per share as such shares are anti-dilutive for such periods.

                           PRENTISS PROPERTIES TRUST
                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS

11.  Subsequent Events

     On July 2, 2001, we acquired, for $18.0 million, a 150,426 square foot office building in suburban Washington D.C. On the date of acquisition the building was 0% leased. Subsequent to acquisition, we have leased 48% of the total square footage to a third-party tenant for a 10-year term with a lease commencement date of November 1, 2001.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Overview

     Prentiss Properties Trust is a real estate company organized as a Maryland REIT. We acquire, own, manage, lease, develop and build office and industrial properties throughout the United States. We operate principally through an operating partnership, Prentiss Properties Acquisition Partners, L.P. and its subsidiaries and a management company, Prentiss Properties Resources, Inc. and its subsidiaries.

     At March 31, 2001, we owned 177 properties consisting of 134 office and 43 industrial properties containing in the aggregate 19.0 million net rentable square feet. During the three months ended June 30, 2001, we

     . sold one office property containing approximately 243,000 square feet in the Atlanta area;

     . sold five industrial properties containing approximately 301,000 square feet in the Los Angeles area;

     . completed an asset transaction with Brandywine which resulted in the sale of 31 office properties totaling 1.7 million square feet and the acquisition of (1) four wholly-owned office properties totaling approximately 657,000 square feet and (2) a 25% non-controlling interest in a joint venture owning two office properties totaling approximately 452,000 square feet.

Inclusive of the development projects, at June 30, 2001, we own 146 properties containing approximately 17.5 million net rentable square feet.

Results of Operations

     The results of operations for the three month periods ended June 30, 2001 and 2000 include our respective regional operations.

     General. When comparing the results of operations for the three months ended June 30, 2001 to the three months ended June 30, 2000, the following should be considered:

     . 120 properties that consolidated into our results of operations were owned and fully operational at April 1, 2000 and remained in our portfolio at June 30, 2001;
     . 10 properties, which include the properties owned by Broadmoor Austin Associates, Burnett Plaza Associates and Tysons International Partners, are accounted for using the equity method of accounting;
     . 8 wholly-owned properties were acquired subsequent to April 1, 2000 and remained in our portfolio at June 30, 2001;
     . 68 properties were sold subsequent to April 1, 2000, including 31 properties in the Northeast region related to the Brandywine transactions;
     . 3 properties that we developed became operational subsequent to April 1, 2000 and remained in our portfolio at June 30, 2001; and
     . 5 properties were in various stages of development or in various stages of lease-up at June 30, 2001.

     Rental Revenue. Rental revenues decreased by $62,000, or less than 1%, from $84.22 million to $84.16 million partially as a result of properties that were sold subsequent to April 1, 2000, offset by properties acquired or development properties becoming operational subsequent to April 1, 2000. Rental income for the 120 properties that were owned and fully operational at April 1, 2000 and remained in our portfolio at June 30, 2001, increased by $1.8 million, or 2.6%, from $69.0 million for the three months ended June 30, 2000 to $70.8 million for the three months ended June 30, 2001. The increase for these 120 properties was attributable to our four regions as follows:

        (in thousands)                              Three months ended June 30,
                                   Number of        ----------------------------        Increase/
        Segment                    buildings           2001             2000            (decrease)         % change
        -------                    ---------           ----             ----            ----------         --------
        Mid-Atlantic                  33            $ 18,682          $ 17,926          $   756               4.2%
        Midwest                       17              17,663            18,366             (703)             -3.8%
        Southwest                     24              18,784            17,861              923               5.2%
        West                          46              15,639            14,843              796               5.4%
                                                     -------           -------           ------              -----
                                                    $ 70,768          $ 68,996          $ 1,772               2.6%
                                                     =======           =======           ======              =====

     Property Operating and Maintenance. Property operating and maintenance decreased by $1.2 million, or 6.1%, from $19.8 million to $18.6 million partially as a result of properties that were sold subsequent to April 1, 2000, offset by properties acquired or development properties becoming operational subsequent to April 1, 2000. Property operating and maintenance for the 120 properties that were owned and fully operational at April 1, 2000 and remained in our portfolio at June 30, 2001, increased by $191,000, or 1.2%, from $15.5 million for the three months ended June 30, 2000 to $15.7 million for the three months ended June 30, 2001. The increase for these 120 properties was attributable to our four regions as follows:

        (in thousands)                              Three months ended June 30,
                                   Number of        ----------------------------        Increase/
        Segment                    buildings           2001             2000            (decrease)         % change
        -------                    ---------           ----             ----            ----------         --------
        Mid-Atlantic                  33            $  3,666          $  4,025          $  (359)             -8.9%
        Midwest                       17               3,354             3,165              189               6.0%
        Southwest                     24               4,984             4,883              101               2.1%
        West                          46               3,735             3,475              260               7.5%
                                                     -------           -------           ------              -----
                                                    $ 15,739          $ 15,548          $   191               1.2%
                                                     =======           =======           ======              =====

     Real Estate Taxes. Real estate taxes increased by $446,000, or 4.6%, from $9.6 million to $10.1 million partially as a result of properties acquired or development properties becoming operational subsequent to April 1, 2000, offset by properties that were sold subsequent to April 1, 2000. Real estate taxes for the 120 properties that were owned and fully operational at April 1, 2000 and remained in our portfolio at June 30, 2001, increased by $319,000, or 3.8%, from $8.4 million for the three months ended June 30, 2000 to $8.7 million for the three months ended June 30, 2001. The increase for these 120 properties was attributable to our four regions as follows:

        (in thousands)                              Three months ended June 30,
                                   Number of        ----------------------------        Increase/
        Segment                    buildings           2001             2000            (decrease)         % change
        -------                    ---------           ----             ----            ----------         --------
        Mid-Atlantic                  33            $  1,351          $  1,309          $    42               3.2%
        Midwest                       17               3,437             3,367               70               2.1%
        Southwest                     24               2,824             2,533              291              11.5%
        West                          46               1,109             1,193              (84)             -7.0%
                                                     -------           -------           ------              -----
                                                    $  8,721          $  8,402          $   319               3.8%
                                                     =======           =======           ======              =====

     General and Administrative and Personnel Costs. General and administrative and personnel costs decreased by $259,000, or 9.1%, to $2.6 million from $2.8 million primarily due to (1) a decrease in general and administrative and personnel cost as a result of the sale of our Northeast region and (2) certain non-recurring consulting and other professional fees incurred during the three months ended June 30, 2000, offset by an increase in compensation expense resulting from the amortization of restricted share grants issued in March 2001.

     Interest Expense. Interest expense decreased by $1.2 million, or 7.1%, from $17.4 million to $16.2 million primarily as a result of the decrease in debt on real estate from $954.1 million at April 1, 2000 to $895.8 million at June 30, 2001 accompanied by interest expense savings derived from a general decrease in the interest rates on variable rate borrowings over the period.

     Depreciation and Amortization. Depreciation and amortization increased by $162,000, or 1.0%, to $15.6 million from $15.4 million partially as a result of properties acquired or development properties becoming operational subsequent to April 1, 2000, offset by properties that were sold subsequent to April 1, 2000. Depreciation and amortization for the 120 properties that were owned and fully operational at April 1, 2000 and remained in our portfolio at June 30, 2001, increased by $661,000, or 5.4%, from $12.3 million for the three months ended June 30, 2000 to $13.0 million for the three months ended June 30, 2001. The increase for these 120 properties was attributable to our four regions as follows:

        (in thousands)                              Three months ended June 30,
                                   Number of        ----------------------------        Increase/
        Segment                    buildings           2001             2000            (decrease)         % change
        -------                    ---------           ----             ----            ----------         --------
        Mid-Atlantic                  33            $  3,624          $  3,439          $   185               5.4%
        Midwest                       17               2,445             2,566             (121)             -4.7%
        Southwest                     24               3,946             3,779              167               4.4%
        West                          46               2,991             2,561              430              16.8%
                                                     -------           -------           ------              -----
                                                    $ 13,006          $ 12,345          $   661               5.4%
                                                     =======           =======           ======              =====

     Equity in Income of Joint Ventures and Unconsolidated Subsidiaries. Equity in income of joint ventures and unconsolidated subsidiaries decreased from $855,000 for the three months ended June 30, 2000 to $648,000 for the three months ended June 30, 2001. The net decrease was primarily attributable to a decrease of $347,000 representing our share of the decrease in net income of the management company, partially offset by an increase of $148,000 attributable to our share of the increase in the net income of Burnett Plaza Associates.

     Merger Termination Fee. In April 2001, we received a ruling from the Internal Revenue Service which confirmed that receipt of the funds held in escrow will not cause us to fail to maintain our status as a REIT. As a result, we requested and received the remaining $10.0 million of escrowed funds in April 2001.

     Gain on Sales. Gain on sales increased from a gain on sale of $1.2 million for the three months ended June 30, 2000 to $8.7 million for the three months ended June 30, 2001. During the three months ended June 30, 2001, we sold 37 properties totaling 2.2 million square feet, including those sold in the Brandywine transactions, resulting in a gain on sale of $8.7 million. It is our strategy to obtain the maximum value from each of our properties, which is occasionally achieved through the sale of properties.

     Minority Interests. Minority interests increased by $1.0 million, or 26.6%, from $3.9 million for the three months ended June 30, 2000 to $4.9 million for the three months ended June 30, 2001. The increase was primarily due to (1) the minority interest holders proportionate share of the increase in net income before minority interest from $21.8 million for the three months ended June 30, 2000 to $41.5 million for the three months ended June 30, 2001 and (2) the income allocation related to 200,000, $50 par value, preferred units issued in April 2001.

     The results of operations for the six month periods ended June 30, 2001 and 2000 include our respective regional operations.

     General. When comparing the results of operations for the six months ended June 30, 2001 to the six months ended June 30, 2000, the following should be considered:

     . 119 properties that consolidated into our results of operations were owned and fully operational at January 1, 2000 and remained in our portfolio at June 30, 2001;
     . 10 properties, which include the properties owned by Broadmoor Austin Associates, Burnett Plaza Associates and Tysons International Partners, are accounted for using the equity method of accounting;
     . 8 wholly-owned properties were acquired subsequent to January 1, 2000 and remained in our portfolio at June 30, 2001;
     . 68 properties were sold subsequent to January 1, 2000, including 31 properties in the Northeast region related to the Brandywine transactions;
     . 4 properties that we developed became operational subsequent to January 1, 2000 and remained in our portfolio at June 30, 2001; and
     . 5 properties were in various stages of development or in various stages of lease-up at June 30, 2001.

     Rental Revenue. Rental revenues increased by $6.8 million, or 4.1%, from $164.7 million to $171.5 million partially as a result of properties acquired or development properties becoming operational subsequent to January 1, 2000, offset by properties that were sold subsequent to January 1, 2000. Rental income for the 119 properties that were owned and fully operational at January 1, 2000 and remained in our portfolio at June 30, 2001, increased by $5.7 million, or 4.2%, from $136.0 million for the six months ended June 30, 2000 to $141.7 million for the six months ended June 30, 2001. The increase for these 119 properties was attributable to our four regions as follows:

        (in thousands)                               Six months ended June 30,
                                   Number of        ----------------------------        Increase/
        Segment                    buildings           2001             2000            (decrease)         % change
        -------                    ---------           ----             ----            ----------         --------
        Mid-Atlantic                  33           $  37,386         $  35,954          $ 1,432               4.0%
        Midwest                       17              35,469            35,389               80               0.2%
        Southwest                     23              37,937            35,235            2,702               7.7%
        West                          46              30,980            29,459            1,521               5.2%
                                                    --------          --------           ------              -----
                                                   $ 141,772         $ 136,037          $ 5,735               4.2%
                                                    ========          ========           ======              =====

     Property Operating and Maintenance. Property operating and maintenance increased by $1.3 million, or 3.3%, from $37.7 million to $39.0 million partially as a result of properties acquired or development properties becoming operational subsequent to January 1, 2000, offset by properties that were sold subsequent to January 1, 2000. Property operating and maintenance for the 119 properties that were owned and fully operational at January 1, 2000 and remained in our portfolio at June 30, 2001, increased by $1.3 million, or 4.2%, from $30.9 million for the six months ended June 30, 2000 to $32.2 million for the six months ended June 30, 2001. The increase for these 119 properties was attributable to our four regions as follows:

        (in thousands)                               Six months ended June 30,
                                   Number of        ----------------------------        Increase/
        Segment                    buildings           2001             2000            (decrease)         % change
        -------                    ---------           ----             ----            ----------         --------
        Mid-Atlantic                  33            $  7,711          $  8,093          $  (382)             -4.7%
        Midwest                       17               6,953             6,527              426               6.5%
        Southwest                     23               9,947             9,429              518               5.5%
        West                          46               7,594             6,856              738              10.8%
                                                    --------          --------           ------              -----
                                                    $ 32,205          $ 30,905          $ 1,300               4.2%
                                                     =======           =======           ======              =====

     Real Estate Taxes. Real estate taxes increased by $910,000, or 4.6%, from $19.6 million to $20.5 million partially as a result of properties acquired or development properties becoming operational subsequent to January 1, 2000, offset by properties that were sold subsequent to January 1, 2000. Real estate taxes for the 119 properties that were owned and fully operational at January 1, 2000 and remained in our portfolio at June 30, 2001, increased by $510,000, or 3.0%, from $17.1 million for the six months ended June 30, 2000 to $17.6 million for the six months ended June 30, 2001. The increase for these 119 properties was attributable to our four regions as follows:

        (in thousands)                               Six months ended June 30,
                                   Number of        ----------------------------        Increase/
        Segment                    buildings           2001             2000            (decrease)         % change
        -------                    ---------           ----             ----            ----------         --------
        Mid-Atlantic                  33           $   2,835         $   2,672          $   163               6.1%
        Midwest                       17               6,782             6,629              153               2.3%
        Southwest                     23               5,705             5,461              244               4.5%
        West                          46               2,254             2,304              (50)             -2.2%
                                                    --------          --------           ------              -----
                                                   $  17,576         $  17,066          $   510               3.0%
                                                    ========          ========           ======              =====

     General and Administrative and Personnel Costs. General and administrative and personnel costs increased by $239,000, or 4.7%, from $5.1 million to $5.4 million primarily due to (1) amortization of restricted share grants issued in March 2000 and 2001 and (2) an increase in compensation expense resulting from the 2000 calendar year bonus compensation which was paid in March 2001, exceeding the estimate of such cost accrued at December 31, 2000, partially offset by (1) a decrease in general and administrative and personnel cost as a result of the sale of our Northeast region and (2) certain non-recurring consulting and other professional fees incurred during the six months ended June 30, 2000.

     Interest Expense. Interest expense decreased by $487,000, or 1.4%, to $34.0 million from $34.5 million partially as a result of the decrease in debt on real estate from $896.8 million at January 1, 2000 to $895.8 million at June 30, 2001 accompanied by interest expense savings derived from a general decrease in interest rates on variable rate borrowings over the period.

     Depreciation and Amortization. Depreciation and amortization increased by $1.7 million, or 5.5%, from $30.2 million to $31.9 million partially as a result of properties acquired or development properties becoming operational subsequent to January 1, 2000, offset by properties that were sold subsequent to January 1, 2000. Depreciation and amortization for the 119 properties that were owned and fully operational at January 1, 2000 and remained in our portfolio at June 30, 2001, increased by $1.4 million, or 5.9%, from $24.2 million for the six months ended June 30, 2000 to $25.6 million for the six months ended June 30, 2001. The increase for these 119 properties was attributable to our four regions as follows:

        (in thousands)                               Six months ended June 30,
                                   Number of        ----------------------------        Increase/
        Segment                    buildings           2001             2000            (decrease)         % change
        -------                    ---------           ----             ----            ----------         --------
        Mid-Atlantic                  33           $   7,249         $   6,908          $   341               4.9%
        Midwest                       17               4,864             5,011             (147)             -2.9%
        Southwest                     23               7,584             7,211              373               5.2%
        West                          46               5,877             5,026              851              16.9%
                                                    --------          --------           ------              -----
                                                   $  25,574         $  24,156          $ 1,418               5.9%
                                                    ========          ========           ======              =====

     Equity in Income of Joint Ventures and Unconsolidated Subsidiaries. Equity in income of joint ventures and unconsolidated subsidiaries increased from $1.8 million for the six months ended June 30, 2000 to $2.0 million for the six months ended June 30, 2001. The net increase was primarily attributable to an increase of $227,000 attributable to our share of the increase in the net income of Burnett Plaza Associates, offset by a decrease of $127,000 representing our share of the decrease in net income of the management company.

     Merger Termination Fee. In April 2001, we received a ruling from the Internal Revenue Service which confirmed that receipt of the funds held in escrow will not cause us to fail to maintain our status as a REIT. As a result, in addition to the $7.0 million recognized during January 2001, we requested and received the remaining $10.0 million of escrowed funds in April 2001.

     Gain on Sales. Gain on sales increased from a gain on sale of $2.2 million for the six months ended June 30, 2000 to $14.2 million for the six months ended June 30, 2001. During the six months ended June 30, 2001, we sold 42 properties totaling 2.8 million square feet, including those sold in the Brandywine transactions, resulting in a gain on sale of $14.2 million. It is our strategy to obtain the maximum value from each of our properties, which is occasionally achieved through the sale of properties.

     Minority Interests. Minority interests increased by $1.6 million, or 20.6%, from $7.8 million for the six months ended June 30, 2000 to $9.5 million for the six months ended June 30, 2001. The increase was primarily due to (1) the minority interest holders proportionate share of the increase in net income before minority interests from $42.6 million for the six months ended June 30, 2000 to $75.6 million for the six months ended June 30, 2001 and (2) the income allocation related to 200,000, $50 par value, preferred units issued in April 2001.

Liquidity and Capital Resources

     Cash and cash equivalents were $6.2 million and $5.5 million at June 30, 2001 and December 31, 2000, respectively. The increase in cash and cash equivalents is primarily a result of cash flows provided by operating and investing activities exceeding those used in financing activities. Net cash provided by operating activities was $47.6 million for the six months ended June 30, 2001, compared to $22.7 million for the six months ended June 30, 2000.

     Net cash provided by investing activities totaled $23.6 million for the six months ended June 30, 2001 compared to cash used in investing activities of $1.6 million for the six months ended June 30, 2000. This increase in cash is due primarily to an increase in proceeds from the sale of real estate assets, partially offset by an increase in proceeds used to purchase and develop real estate during the period.

     Net cash used in financing activities totaled $70.4 million for the six months ended June 30, 2001 compared to $20.6 million used in financing activities for the six months ended June 30, 2000. The additional use of cash results from a net repayment of debt on real estate of $20.3 million during the six months ended June 30, 2001 compared to net borrowings of $45.3 million for the three months ended June 30, 2000 offset by a reduction of $22.9 million in cash used for the purchase of treasury shares from the six months ended June 30, 2000 to the six months ended June 30, 2001.

     As of June 30, 2001, we had outstanding total indebtedness, including our pro rata share of joint venture debt and construction loans of approximately $997.3 million, or approximately 44.2% of total market capitalization based on ourclosing price of $26.30 per common share on June 29, 2001. Our policy is to limit combined indebtedness plus our pro rata share of joint venture debt and construction loans so that at the time such debt is incurred, it does not exceed 50% of our total market capitalization. As of June 30, 2001, we had the approximate capacity to borrow up to an additional $263.2 million under the debt limitation. The amounts of indebtedness that we may incur, and the policies with respect thereto, are not limited by our declaration of trust and bylaws, and are solely within the discretion of our board of trustees.

     The following table sets forth our debt balance as of June 30, 2001:

                                         Current                                 Interest
Description                              Balance         Amortization              Rate              Maturity
-----------                              -------         ------------              ----              --------
                                      (in thousands)
Burnett Plaza (1)                        $  9,400            None                    7.50%        February 1, 2002
Barton Skyway II                           21,612            None              LIBOR + 1.750%     April 12, 2003
Line of Credit                            126,000            None              LIBOR + 1.375%     May 2, 2003
Bachman West                                2,902            25 yr                   8.63%        December 1, 2003
One Westchase Center                       24,269            25 yr                   7.84%        February 1, 2004
Bank Term Loan (2)                         72,500            None (6)          LIBOR + 1.625%     September 30, 2004
Walnut Glen Tower                          34,576            30 yr                   6.92%        April 1, 2005
Bank Term Facility                         75,000            None              LIBOR + 1.375%     March 15, 2006
Highland Court                              4,784            25 yr                   7.27%        April 1, 2006
Westheimer Central Plaza                    5,810            25 yr                   8.38%        August 1, 2006
PPREFI Portfolio Loan (3)                 180,100            None                    7.58%        February 26, 2007
Corporetum Office Campus                   25,415            30 yr                   7.02%        February 1, 2009
Natomas Corporate Center                   37,146            30 yr                   7.02%        February 1, 2009
7101 Wisconsin Avenue                      21,029            30 yr                   7.25%        April 1, 2009
2500 Cumberland Parkway                    14,500            None (7)                7.46%        July 15, 2009
Ordway                                     49,154            30 yr                   7.95%        April 1, 2010
1676 International (4)                     11,325            None (8)                7.68%        August 30, 2010
8260 Greensboro (4)                         4,050            None (8)                7.83%        August 30, 2010
World Savings Center                       29,148            30 yr                   7.91%        November 1, 2010
Park West C2                               34,688            30 yr                   6.63%        November 10, 2010
One O'Hare Centre                          41,118            30 yr                   6.80%        January 10, 2011
3130 Fairview Park Drive Loan              22,983            30 yr                   7.00%        April 1, 2011
Broadmoor Austin (5)                       76,684            16 yr                   7.04%        April 10, 2011
Bannockburn Center                         26,758            30 yr                   8.05%        June 1, 2012
Del Mar Loan                               44,967            30 yr                   7.41%        June 1, 2013
Other Corporate Debt                        1,334            None                    6.20%        Various
                                         --------

      Total                              $997,252
                                         ========

_________________________
(1) We own a 20% non-controlling partnership interest in Burnett Plaza Associates, an entity that owns the Burnett Plaza property. We account for our interest using the equity method of accounting. The amount shown reflects our proportionate share of the mortgage indebtedness collateralized by the property.
(2)  The Bank Term Loan is collateralized by the following four properties:
     Willow Oaks I & II (two properties), 8521 Leesburg Pike and the IBM Call Center.
(3) The PPREFI Portfolio Loan is collateralized by the following 36 properties: certain of the Los Angeles industrial properties (18 properties), the Chicago industrial properties (four properties), the Cottonwood Office Center (three properties), Park West E1 and E2 (two properties), One Northwestern Plaza, 3141 Fairview Park Drive, 2455 Horsepen Road, O'Hare Plaza II, 1717 Deerfield Road, 2411 Dulles Corner Road, 4401 Fair Lakes Court, the WestPoint Office Building and the PacifiCare Building.
(4) We own a 25% non-controlling partnership interest in Tysons International Partners, an entity that owns the 1676 International and 8260 Greensboro properties. We account for our interest using the equity method of accounting. The amount shown reflects our proportionate share of the mortgage indebtedness collateralized by each property.
(5) We own a 50% non-controlling partnership interest in Broadmoor Austin Associates, an entity that owns the Broadmoor Austin properties. We account for our interest using the equity method of accounting. The amount shown reflects our proportionate share of the mortgage indebtedness collateralized by the properties.
(6) The loan, which we entered into in October 1999, has no principal amortization during the first 24 months of the loan term. Principal and interest are payable for the remaining loan term based on a 25-year amortization.
(7) The loan is interest only until July 2001. Principal and interest are payable for the remaining loan term based on a 30-year amortization.
(8) The loans are interest only until September 2001. Principal and interest are payable for the remaining loan term based on a 28-year amortization.

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

     Under our loan agreements, we are required to satisfy various affirmative and negative covenants, including limitations on total indebtedness, total collateralized indebtedness and cash distributions, as well as obligations to maintain certain minimum tangible net worth and certain minimum interest coverage ratios. We were in compliance with these covenants as of June 30, 2001.

     We have considered our short-term liquidity needs and the adequacy of adjusted estimated cash flows and other expected liquidity sources to meet our needs. We believe that our principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements and the minimum distributions required to maintain our REIT qualification under the Internal Revenue Code. We anticipate that our needs will be fully funded from our cash flows provided by operating activities and, when necessary to fund shortfalls resulting from the timing of collections of accounts receivable in the ordinary course of business, from the line of credit.

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

                                                                           Swap Rate
                                                                            Received
   Notional                Swap Rate Paid        Effective Fixed          (Variable) at
    Amount                     (Fixed)                 Rate               June 30, 2001      Swap Maturity         Fair Value
    ------                     -------                 ----               -------------      -------------         ----------
$  40 million                    3.685%               5.060%                  3.863%        January 1, 2002        $    12
$  50 million                    4.836%               6.211%                  3.863%          April 1, 2002           (389)
$  50 million                    6.253%               7.628%                  3.863%     September 30, 2004         (1,722)
$  60 million                    6.248%               7.623%                  3.863%     September 30, 2004         (2,058)
$  20 million                    5.985%               7.610%                  3.863%          March 1, 2006           (419)
$  30 million                    5.990%               7.615%                  3.863%          March 1, 2006           (635)
                                                                                                                   -------
                                                                                                                   $(5,211)
                                                                                                                   =======

     Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. For the three months ended June 30, 2001, our recurring non-incremental revenue-generating capital expenditures totaled $4.2 million. Our recurring non-incremental revenue-generating capital expenditures were attributable to our regions as follows:

Segment         Amount
-------         ------
Mid-Atlantic    $1.2 million
Midwest         $278,000
Northeast       $337,000
Southwest       $1.3 million
West            $1.1 million

Funds from Operations

     "Funds from operations," as defined by the National Association of REITs, means net income computed in accordance with generally accepted accounting principles excluding extraordinary items (as defined by generally accepted accounting principles) and gains or losses from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. We believe that funds from operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing and investing activities, it provides investors with an indication of our ability to incur and service debt, to make capital expenditures and to fund other cash needs. Our funds from operations is not comparable to funds from operations reported by other REITs that do not define that term using the same definition. We believe that in order to facilitate a clear understanding of our operating results, funds from operations should be examined in conjunction with net income as presented in our Consolidated Financial Statements. Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and should not be considered as an alternative to net income as an indication of our performance or to cash flows as a measure of liquidity or ability to make distributions.

                                                             Three Months     Three Months      Six Months       Six Months
                                                                 Ended            Ended            Ended            Ended
(in thousands)                                               June 30, 2001    June 30, 2000    June 30, 2001    June 30, 2000
                                                            ---------------  ---------------  ---------------  ---------------
Funds from operations
Net income................................................        $ 36,472          $17,835         $ 65,795          $34,782
Add:
 Real estate depreciation and amortization................          15,578           15,417           31,902           30,232
 Real estate depreciation and amortization of
   unconsolidated joint ventures..........................             904              694            1,653            1,370
 Minority interests(1)....................................           4,945            3,897            9,371            7,762
Less:
 Merger termination fee (2)...............................         (10,000)                          (17,000)
 Gain on sales of property................................          (8,710)          (1,199)         (14,163)          (2,246)
 Extraordinary items......................................                                               367
 Dividend on perpetual preferred units....................          (3,340)          (3,153)          (6,492)          (6,305)
                                                                  --------          -------         --------          -------
Funds from operations.....................................        $ 35,849          $33,491         $ 71,433          $65,595
                                                                  ========          =======         ========          =======

     (1) Represents the minority interests applicable to the common and preferred unit holders of Prentiss Properties Acquisition Partners, L.P.
     (2) Although the fee is not considered an extraordinary item in accordance with generally accepted accounting principles, it is our opinion that it is appropriate to exclude the fee from funds from operations.

     Our funds from operations increased by $2.4 million for the three months ended June 30, 2001 from the three months ended June 30, 2000 and $5.8 million for the six months ended June 30, 2001 from the six months ended June 30, 2000, as a result of the factors discussed in the analysis of operating results.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         Our primary market risk exposure is to changes in interest rates as a result of our line of credit and long-term debt. At June 30, 2001, we had outstanding total indebtedness, including our pro rata share of joint venture debt and construction loans, of approximately $997.3 million, or approximately 44.2% of total market capitalization. Our interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, we manage our exposure to fluctuations in market interest rates for our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangement. In addition, we may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps and floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable rate debt.
We do not enter into derivative or interest rate transactions for speculative purposes. Approximately 70.2% of our outstanding debt was subject to fixed rates with a weighted average interest rate of 7.43% at June 30, 2001. An additional $250.0 million, or 25.1%, of our outstanding debt at June 30, 2001, was effectively locked at an interest rate (before the spread over LIBOR) of 5.50% through our interest rate swap agreements. We regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

         The following table provides information about our financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations outstanding at June 30, 2001, including our pro rata share of joint venture debt totaling $101.5 million, the table presents principal cash flows and related weighted average interest rates for the debt outstanding during the periods. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on 30-day LIBOR as of June 30, 2001. The fair value of our fixed rate debt indicates the estimated principal amount of debt having similar debt service requirements, which could have been borrowed by us at June 30, 2001. The rate assumed in the fair value calculation of fixed rate debt is equal to 7.43%, which consists of the 7-year treasury of 5.28% at June 30, 2001 plus 215 basis points. The fair value of our variable to fixed interest rate swaps indicates the estimated amount that would have been paid by us had they been terminated at June 30, 2001.

                              Expected Maturity Date
                                  (in thousands)

                                                                                                                              Fair
                                2001         2002          2003          2004         2005      Thereafter      Total        Value
                               ------      -------      --------      --------      -------     ---------     ---------    --------
Liabilities
Long-Term Debt:
   Fixed Rate                  $3,701      $17,249      $ 11,211      $ 31,560      $41,725      $595,411      $700,857    $700,857
      Average Interest Rate      7.43%        7.43%         7.44%         7.42%        7.44%         7.40%
   Variable Rate               $1,564      $   955      $148,621      $ 70,306                   $ 75,000      $296,446    $296,446
      Average Interest Rate      5.40%        5.40%         5.42%         5.41%        5.31%         5.31%

Interest Rate
 Derivatives
Interest Rate Swaps:
   Variable to Fixed                       $90,000                    $110,000                   $ 50,000                  $ (5,211)
      Average Pay Rate           5.50%        6.07%         6.17%         6.15%        5.99%         5.99%
      Average Receive Rate       3.86%        3.86%         3.86%         3.86%        3.86%         3.86%


         The table incorporates only those exposures that exist as of June 30, 2001 and does not consider exposures or positions that could arise after that date. In addition, because firm commitments are not represented in the table above, the information presented therein has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, prevailing interest rates, and our hedging strategies at that time. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and our financing requirements.

                                    PART II
                               OTHER INFORMATION

Item 1.  Legal Proceedings

         We are not presently subject to any material litigation, other than ordinary routine litigation incidental to the business.

Item 2.  Changes in Securities and Use of Proceeds

         None

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         On May 9, 2001, we held our Annual Meeting of shareholders.

         At the meeting, two Class II trustees, Dr. Leonard M. Riggs, Jr. and Ronald G. Steinhart, were elected to serve as trustees until the 2004 Annual Meeting of the shareholders, and until the respective successor of each is duly elected and qualified.

         The votes cast for the trustees were:

         Dr. Leonard M. Riggs, Jr.

            Votes for:                          26,159,700
            Votes withheld:                      5,778,768
            Broker non-votes:                            0

         Ronald G. Steinhart
            Votes for:                          26,160,000
            Votes withheld:                      5,778,468
            Broker non-votes:                            0

         In addition, the shareholders approved (1) an amendment to our 1996 Share Incentive Plan to increase the aggregate number of our common shares of beneficial interest, par value $0.01 per share, that may be issued under the 1996 Plan by 500,000 common shares and (2) the request that the board of trustees redeem the shareholder rights issued in February 1998 unless such issuance is approved by the affirmative vote of the outstanding shareholders, to be held as soon as practicable.

         The votes cast were as follows:

                                 Share Incentive Plan  Shareholders' Rights
                                 --------------------  --------------------
            Votes for:                     22,400,692            19,331,730
            Votes against:                  9,470,653             9,620,415
            Abstentions:                       67,123               176,044
            Broker non-votes:                       0             2,810,279

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

       4.3 Form of Rights Certificate (included as Exhibit A to the Rights Agreement (Exhibit 4.2)).

       4.4        Form of Series D Preferred Share Certificate (filed as Exhibit
                  4.4 to our Report on Form 10-K, filed March 27, 2001, File No. 001-14516).

       10.1* Fifteenth Amendment to Second Amended and Restated Agreement of Limited Partnership of Prentiss Properties Acquisition Partners, L.P.

         --------------------
*Filed herewith


(b)  Reports on Form 8-K:

     On June 22, 2001, we filed with the Securities and Exchange Commission a first amendment to the Current Report on Form 8-K filed on April 23, 2001, dated April 10, 2001. The Current Report on Form 8-K relates to the closing of the exchange of our properties in Pennsylvania, Delaware and New Jersey for the properties of Brandywine Realty Trust in Northern Virginia.

                                   SIGNATURE
                                   ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              PRENTISS PROPERTIES TRUST


Date:  August 10, 2001        By:                       /s/Thomas P. Simon
                                   ---------------------------------------------------------------
                                                          Thomas P. Simon
                                         Senior Vice President and Chief Accounting Officer
                              (Principal Accounting Officer and Duly Authorized Officer of the Company)
