Form 10-Q
period 2001-09-30
PRENTISS PROPERTIES TRUST/MD
filed 2001-11-13
CIK 1011699

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                   FORM 10-Q




              Quarterly Report pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934



               For the Quarterly Period Ended September 30, 2001

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


     The number of Common Shares of Beneficial Interest, $0.01 par value, outstanding as of November 8, 2001, was 36,956,084 and the number of outstanding Participating Cumulative Redeemable Preferred Shares of Beneficial Interest, Series D, was 3,773,585.

                           PRENTISS PROPERTIES TRUST


                                     INDEX
                                     -----

Part I:        FINANCIAL INFORMATION                                                                          Page Number
                                                                                                              -----------

               Item 1.   Financial Statements

                         Consolidated Balance Sheets of Prentiss Properties Trust at
                         September 30, 2001 (unaudited) and December 31, 2000                                         5

                         Consolidated Statements of Income of Prentiss Properties Trust for the three
                         and nine months ended September 30, 2001 and 2000 (unaudited)                                6

                         Consolidated Statements of Cash Flows of Prentiss Properties Trust for the
                         nine months ended September 30, 2001 and 2000 (unaudited)                                     7

                         Notes to Consolidated Financial Statements                                                 8-14

               Item 2.   Management's Discussion and Analysis of Financial
                         Condition and Results of  Operations                                                      15-22

               Item 3.   Quantitative and Qualitative Disclosures about Market Risk                                   23

Part II:       OTHER INFORMATION

               Item 1.   Legal Proceedings                                                                            24
               Item 2.   Changes in Securities and Use of Proceeds                                                    24
               Item 3.   Default Upon Senior Securities                                                               24
               Item 4.   Submission of Matters to a Vote of Security Holders                                          24
               Item 5.   Other Information                                                                            24
               Item 6.   Exhibits and Reports on Form 8-K                                                             25

SIGNATURE                                                                                                             26

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

 . our real estate acquisition, redevelopment, development and construction activities;

 .  the operating performance of our properties;

 .  our incurrence of debt;

 .  the limited ability of shareholders to effect a change of control;

 .  conflicts of interest;

 . change in our investment, financing and borrowing policies without shareholder approval;

 .  our dependence on key personnel;

 . our third party property management, leasing, development and construction business and related services; and

 .  the effect of shares available for future sale on the price of common shares.


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

                                    PART I
                             FINANCIAL INFORMATION

Item 1.   Financial Statements





                     (this page intentionally left blank)

                           PRENTISS PROPERTIES TRUST
                          CONSOLIDATED BALANCE SHEETS
              (in thousands, except share and per share amounts)




                                                                                      September 30,              December 31,
                                 ASSETS                                                   2001                      2000
                                                                                      -------------              ------------
Real estate:                                                                           (unaudited)
   Land.......................................................................            $  293,540                $  304,417
   Buildings and improvements.................................................             1,484,384                 1,565,277

   Less: accumulated depreciation.............................................
   Total operating real estate................................................              (137,011)                 (126,630)
                                                                                          ----------                ----------
                                                                                           1,640,913                 1,743,064

Construction in progress......................................................                84,568                   112,090
Land held for development.....................................................                52,570                    49,784

Deferred charges and other assets, net........................................               133,168                   127,635
Notes receivable..............................................................                13,354
Receivables, net..............................................................                41,175                    34,093
Cash and cash equivalents.....................................................                 5,429                     5,452
Escrowed cash.................................................................                11,933                    24,672
Investments in securities.....................................................                 3,283                     1,495
Investments in joint ventures and unconsolidated subsidiaries.................                32,184                    19,590
                                                                                          ----------                ----------
   Total assets...............................................................            $2,018,577                $2,117,875
                                                                                          ==========                ==========
                        LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Debt on real estate........................................................            $  889,718                $1,007,800
   Interest rate hedges.......................................................                12,653
   Accounts payable and other liabilities.....................................                78,736                    80,945
   Deferred merger termination fee............................................                                          17,000
   Other payables (affiliates)................................................                 3,136                     3,575
   Distributions payable......................................................                26,020                    23,538
                                                                                          ----------                ----------
     Total liabilities..........................................................           1,010,263                 1,132,858
                                                                                          ----------                ----------

Minority interest in operating partnership....................................               186,106                   177,325
                                                                                          ----------                ----------
Minority interest in real estate partnerships.................................                 1,552                     1,428
Commitments and contingencies                                                             ----------                ----------

Shareholders' equity:
Preferred shares $.01 par value, 20,000,000 shares authorized, 3,773,585
 shares issued and outstanding................................................               100,000                   100,000
Common shares $.01 par value, 100,000,000 shares authorized, 41,923,321 and
 40,687,813 (includes 4,900,266 and 4,104,371 in treasury) shares issued and
 outstanding at September 30, 2001 and December 31, 2000, respectively........                   419                       407
Additional paid-in capital....................................................               829,407                   802,818
Common shares in treasury, at cost, 4,900,266 and 4,104,371 shares at
 September 30, 2001 and December 31, 2000, respectively.......................              (113,414)                  (92,636)
Unearned compensation.........................................................                (3,076)                   (3,186)
Accumulated other comprehensive income........................................               (12,185)
Retained earnings/(distributions in excess of earnings).......................                19,505                    (1,139)
                                                                                          ----------                ----------
   Total shareholders' equity.................................................               820,656                   806,264
                                                                                          ----------                ----------
   Total liabilities and shareholders' equity.................................            $2,018,577                $2,117,875
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

                           PRENTISS PROPERTIES TRUST
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                   (in thousands, except per share amounts)

                                                        Three Months        Three Months         Nine Months         Nine Months
                                                            Ended               Ended               Ended               Ended
                                                     September 30, 2001  September 30, 2000  September 30, 2001  September 30, 2000
                                                     ------------------  ------------------  ------------------  ------------------
Revenues:
   Rental income.....................................    $   85,700          $   83,104          $  257,170          $  247,769
   Management and other fees, net....................         1,443               1,308               3,958               3,040
                                                         ----------          ----------          ----------          ----------
   Total revenues....................................        87,143              84,412             261,128             250,809
                                                         ----------          ----------          ----------          ----------
Expenses:
   Property operating and maintenance
   Real estate taxes.................................        19,767              19,022              58,719              56,723
   Real estate taxes.................................         9,895               9,432              30,377              29,004
   G&A and personnel costs...........................         2,737               2,339               8,102               7,465
   Interest expense..................................        15,898              17,521              49,878              51,988
   Amortization of deferred financing costs..........           402                 415               1,205               1,104
   Depreciation and amortization.....................        16,607              16,458              48,550              46,727
                                                         ----------          ----------          ----------          ----------
     Total expenses....................................      65,306              65,187             196,831             193,011
                                                         ----------          ----------          ----------          ----------

Equity in income of joint ventures and
 unconsolidated subsidiaries.........................           212                 929               2,204               2,733
Merger termination fee...............................                             4,091              17,000               4,091
                                                         ----------          ----------          ----------          ----------
Income before gain on sale, minority interests and
 extraordinary items.................................        22,049              24,245              83,501              64,622

(Loss)/gain on sale of properties....................          (125)             (2,038)             14,038                 208
Minority interests...................................        (4,076)             (3,949)            (13,529)            (11,790)
                                                         ----------          ----------          ----------          ----------

Net income before extraordinary items................        17,848              18,258              84,010              53,040

Extraordinary items..................................                                                  (367)
                                                         ----------          ----------          ----------          ----------
Net income...........................................    $   17,848          $   18,258          $   83,643          $   53,040

Preferred dividends..................................        (2,019)             (1,830)             (5,868)             (5,321)
                                                         ----------          ----------          ----------          ----------

Net income applicable to common shareholders.........    $   15,829          $   16,428          $   77,775          $   47,719
                                                         ==========          ==========          ==========          ==========

Net income per common share before extraordinary
  items - basic......................................    $     0.43          $     0.45          $     2.13          $     1.32

Extraordinary items..................................                                                 (0.01)
                                                         ----------          ----------          ----------          ----------

Net income per common share - basic..................    $     0.43          $     0.45          $     2.12          $     1.32
                                                         ==========          ==========          ==========          ==========

Weighted average number of common shares
   outstanding - basic...............................        36,864              36,375              36,646              36,203
                                                         ==========          ==========          ==========          ==========

Net income per common share before extraordinary
  items  - diluted...................................    $     0.43          $     0.45          $     2.06          $     1.31

Extraordinary items..................................                                                 (0.01)
                                                         ----------          ----------          ----------          ----------

Net income per common share - diluted................    $     0.43          $     0.45          $     2.05           $    1.31
                                                         ==========          ==========          ==========          ==========

Weighted average number of common shares and
   common share equivalents outstanding - diluted....        37,237              36,720              40,782              36,405
                                                         ==========          ==========          ==========          ==========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                           PRENTISS PROPERTIES TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (in thousands)

                                                                                   Nine Months             Nine Months
                                                                                      Ended                   Ended
                                                                                September 30, 2001      September 30, 2000
                                                                                ------------------      ------------------
Cash Flows from Operating Activities:
   Net income.........................................................               $  83,643               $  53,040

   Adjustments to reconcile net income to net cash provided by operating activities:
       Minority interests.............................................                  13,529                  11,790
       Extraordinary items............................................                     367
       Gain on sales..................................................                 (14,038)                   (208)
       Provision for doubtful accounts................................                    (669)                  1,062
       Depreciation and amortization..................................                  48,550                  46,727
       Amortization of deferred financing costs.......................                   1,205                   1,104
       Reclassification of accumulated other comprehensive income.....                     286
       Equity in income of joint ventures and unconsolidated
           subsidiaries...............................................                  (2,204)                 (2,733)
       Non-cash compensation..........................................                   1,383                     819
   Changes in assets and liabilities:
       Deferred charges and other assets..............................                   1,762                  (7,771)
       Receivables....................................................                  (7,645)                 (7,638)
       Escrowed cash..................................................                  12,253                 (16,740)
       Other payables/receivables (affiliates)........................                  (2,014)                  6,923
       Accounts payable and other liabilities.........................                 (16,842)                 27,353
                                                                                     ---------               ---------
   Net cash provided by operating activities..........................                 119,566                 113,728
                                                                                     ---------               ---------
Cash Flows from Investing Activities:
   Purchase and development of real estate............................                (189,173)               (196,255)
   Investment in real estate..........................................                 (31,192)                (33,018)
   Investment in joint ventures.......................................                  (1,438)                   (541)
   Proceeds from sale of real estate..................................                 196,997                  98,010
   Investments in securities..........................................                  (2,029)
   Distributions received from joint ventures and unconsolidated
       subsidiaries...................................................                   4,147                   3,218
                                                                                     ---------               ---------

   Net cash used in investing activities..............................                 (22,688)               (128,586)
                                                                                     ---------               ---------
Cash Flows from Financing Activities:
   Net proceeds from sale of common shares............................                   8,244                   5,704
   Purchase of treasury shares........................................                  (5,833)                (28,845)
   Distributions paid to limited partners.............................                  (2,535)                 (2,298)
   Distributions paid to common shareholders..........................                 (55,075)                (49,982)
   Distributions paid to preferred shareholders.......................                  (5,679)                 (5,151)
   Distributions paid to preferred unitholders........................                  (9,644)                 (6,305)
   Payment for early extinguishment of debt...........................                     (50)
   Distributions paid for minority interest in real estate
    partnerships......................................................                                            (229)
   Proceeds from debt on real estate..................................                 396,125                 274,845
   Repayments of debt on real estate..................................                (422,454)               (181,259)
                                                                                     ---------               ---------
   Net cash (used in)/provided by financing activities................                 (96,901)                  6,480
                                                                                     ---------               ---------
   Net change in cash and cash equivalents............................                     (23)                 (8,378)
   Cash and cash equivalents, beginning of period.....................                   5,452                  13,313
                                                                                     ---------               ---------
   Cash and cash equivalents, end of period...........................               $   5,429               $   4,935
                                                                                     =========               =========
Supplemental Cash Flow Information:
   Cash paid for interest.............................................               $  52,661               $  51,205
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

                           PRENTISS PROPERTIES TRUST
                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS


1.   The Organization

     Prentiss Properties Trust is a real estate company organized as a Maryland REIT. We acquire, own, manage, lease, develop and build primarily office properties throughout the United States. We are self-administered in that we provide our own administrative services, such as accounting, tax and legal, internally through our own employees. We are self-managed in that we internally provide all the management and maintenance services that our properties require through employees, such as, property managers, leasing professionals and engineers. We operate principally through an operating partnership, Prentiss Properties Acquisition Partners, L.P. and its subsidiaries, and a management company, Prentiss Properties Resources, Inc. and its subsidiaries. As of September 30, 2001, we owned interests in a diversified portfolio of 147 primarily suburban Class A office and suburban industrial properties containing approximately 17.6 million net rentable square feet. Our properties consist of 109 office properties containing approximately 14.5 million net rentable square feet and 38 industrial properties containing approximately 3.1 million net rentable square feet. The properties include 4 development properties containing 617,000 square feet of office space that are in various stages of development or that have recently been developed and are in various stages of lease-up. As of September 30, 2001, our properties, exclusive of the development properties, were 94% leased to approximately 1,100 tenants. In addition to managing the properties that we own, we manage approximately 19.4 million net rentable square feet in office, industrial and other properties for third parties.

Real Estate Transactions

     During the three months ended September 30, 2001, we (1) acquired a 151,748 square foot office building in Herndon, Virginia for approximately $18.0 million, including additional land which can accommodate approximately 200,000 square feet of future development and (2) transitioned a 59,000 square foot office building from development into operations.

2.   Basis of Presentation

     The accompanying financial statements are unaudited; however, our financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results to be obtained for the full fiscal year. These financial statements should be read in conjunction with our audited financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended December 31, 2000.

3.   Debt on Real Estate

     At September 30, 2001, we had debt on real estate of $889.7 million, excluding our proportionate share of debt from our investments in the joint ventures. See note (7) - Investment in Joint Ventures and Unconsolidated Subsidiaries for further information on our equity investments.

Our debt transactions for the three months ended September 30, 2001 are summarized in the table below:

                                                                                    (in thousands)
     Debt on real estate at June 30, 2001................................               $895,793

     Activity for the 3 months ending September 30, 2001:
       Borrowings repaid..................................................               (22,946)
       Permanent financing................................................                45,000
       Net repayments under the line of credit............................               (27,000)
       Net payments on mortgage loans.....................................                (1,129)
                                                                                         --------
     Debt on real estate at September 30, 2001...........................                $889,718
                                                                                         ========

                           PRENTISS PROPERTIES TRUST
                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS


     On September 28, 2001, we completed a $45.0 million, 10-year non-recourse, mortgage with Teachers Insurance and Annuity Association. The loan bears interest at a fixed rate of 7.64% and is collateralized by three office properties comprising 439,000 net rentable square feet in the Metropolitan Washington D.C. area. The proceeds from the loan were used to re-pay a portion of outstanding borrowings under our line of credit.

     Our debt balance at September 30, 2001 consisted of $643.2 million of fixed rate, non-recourse, long-term mortgages and $246.5 million of floating rate debt, all of which is hedged with variable to fixed rate hedges. See note (4) - Interest Rate Hedges for further information on our variable to fixed rate hedges. Future scheduled principal repayments of our outstanding debt on real estate are as follows:

                                                                      (in thousands)
     2001.........................................................       $  1,404
     2002.........................................................          6,007
     2003.........................................................        108,179
     2004.........................................................         99,378
     2005.........................................................         38,520
     Thereafter...................................................        636,230
                                                                         --------
                                                                         $889,718
                                                                         ========

4.   Interest Rate Hedges

     In the normal course of business, we are exposed to the effect of interest rate changes. We limit these risks by following established risk management policies and procedures including the use of derivatives. For interest rate exposures, derivatives are used primarily to hedge against rate movements on our related debt.

     To manage interest rate risk, we may employ options, forwards, interest rate swaps, caps and floors or a combination thereof depending on the underlying exposure. We undertake a variety of borrowings from lines of credit, to medium- and long-term financings. To hedge against increases in interest cost, we use interest rate instruments, typically interest rate swaps, to convert a portion of our variable rate debt to fixed rate debt. Interest rate differentials that arise under these swap contracts are recognized in interest expense over the life of the contracts.

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

     As of September 30, 2001, we had $12.4 million in unrealized losses on our interest rate hedges, which is presented in "Accumulated Other Comprehensive Income," a shareholders' equity account.

     Over time, the unrealized gains and losses held in Accumulated Other Comprehensive Income will be reclassified to earnings. This reclassification is
consistent with when the hedged items are recognized in earnings.   Within the
next twelve months, we expect to reclassify to earnings approximately $4.2 million of the current balance held in Accumulated Other Comprehensive Income.

     On September 30, 2001, our derivative financial instruments were reported at their fair value as a liability of $12.7 million in the line item "Interest Rate Hedges" on our balance sheet.

     The following table summarizes the notional values and fair values of our derivative financial instruments. The notional value provides an indication of the extent of our involvement in these instruments as of the balance sheet date, but does not represent exposure to credit, interest rate or market risks.

                           PRENTISS PROPERTIES TRUST
                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS


                                                                Swap Rate Received
Notional              Swap Rate Paid       Effective Fixed         (Variable) at
Amount                   (Fixed)                Rate             September 30, 2001          Swap Maturity       Fair Value
--------              --------------       ---------------       ------------------          -------------       ----------
                                                                                                                (in thousands)
$  40 million              3.685%               5.060%                  2.630%             January 1, 2002        $   (123)
$  50 million              4.836%               6.211%                  2.630%               April 1, 2002            (638)
$  50 million              6.253%               7.628%                  2.630%          September 30, 2004          (3,669)
$  60 million              6.248%               7.623%                  2.630%          September 30, 2004          (4,394)
$  20 million              5.985%               7.610%                  2.630%               March 1, 2006          (1,528)
$  30 million              5.990%               7.615%                  2.630%               March 1, 2006          (2,301)
                                                                                                                  --------
                                                                                                                  $(12,653)
                                                                                                                  ========

5.   Comprehensive Income

     Statement of Financial Standards No. 130, "Reporting Comprehensive Income" establishes standards for reporting and displaying comprehensive income and its components. Total comprehensive income for the three and nine months ended September 30, 2001 is calculated as follows:

                                            Three Months             Nine Months
                                               Ended                    Ended
(in thousands)                           September 30, 2001       September 30, 2001
                                         ------------------       ------------------
Net income.............................        $ 17,848                 $ 83,643

Unrealized (loss)/gain on investment                 (6)                     182
 in securities available for sale......

Unrealized (loss) on interest                    (7,233)                 (12,367)
rate hedges............................        --------                 --------


                                               $ 10,609                 $ 71,458
                                               ========                 ========

6.   Distribution

     On September 12, 2001, we declared a cash distribution for the third quarter of 2001 in the amount of $0.535 per share payable on October 12, 2001 to common shareholders of record on September 28, 2001. Additionally, we determined that a distribution of $0.535 per unit would be made to the partners of the operating partnership and to the holders of our series D cumulative redeemable preferred shares. The distributions which were paid on October 12, 2001 totaled approximately $22.7 million. In addition, a quarterly distribution totaling $3.3 million in the aggregate was declared on September 28, 2001, for the holders of the series B perpetual preferred units, the series C perpetual preferred units and the series E preferred units. The quarterly distribution, which equates to an annualized 8.3% of the face amount of the series B perpetual preferred units and an annualized 9.45% of the face amount of the series C perpetual preferred units, was paid on October 3, 2001.

7.   Investment in Joint Ventures and Unconsolidated Subsidiaries

     The following information summarizes the financial position at September 30, 2001 and December 31, 2000 and the results of operations for the three and nine month periods ended September 30, 2001 and 2000 for the investments in which we held a non-controlling interest during the periods presented:

                           PRENTISS PROPERTIES TRUST
                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS


                                                                                                    Company's
Summary of Financial Position:        Total Assets         Total Debt            Total Equity           Investment
(in thousands)                     -------------------  -------------------   ---------------------   -------------------
                                   Sept. 30,  Dec. 31,   Sept. 30,  Dec. 31,   Sept. 30,    Dec. 31,   Sept. 30,  Dec. 31,
                                      2001       2000       2001       2000       2001        2000        2001      2000
                                   ---------  --------   ---------  --------   ---------    --------   ---------  --------
Broadmoor Austin
 Associates(1)                      $115,460   $118,522   $151,799   $154,000   $(37,002)   $(36,276)    $ 3,959   $ 4,517
Burnett Plaza Associates(2)          102,491     98,735     47,000     47,000     52,475      48,746      10,528     9,783
Lot 21 Associates, L.P. (3)                       4,116                 2,591                  1,453                   872
PPS Partners LLC(4)                      126        172                               90         128          67        97
Prentiss Properties
 Limited, Inc. (5)                                9,600                                        4,192                 3,951
Prentiss Properties
 Resources, Inc(5)                    10,716                                       6,137                   5,987
Project 127 Partners, L.P.
 (3)                                              2,088                 1,434                    617                   370
Tysons International
 Partners(6)                         101,334                61,448                38,529                  10,536
Other Investments(7)                                                                                       1,107
                                   -----------------------------------------------------------------------------------------
                                   $330,127   $233,233   $260,247   $205,025   $ 60,229    $ 18,860     $32,184   $19,590
                                   =========================================================================================

                                                         For the Three Months Ended September 30, 2001 and 2000
                                                                                                     Company's
                                                                                                   Share of Net
Summary of Operations:                              Total Revenue          Net Income              Income/(Loss)
(in thousands)                                    --------------------   ------------------      -----------------------

                                                      2001      2000       2001      2000           2001          2000
                                                      ----      ----       ----      ----           ----          ----
Broadmoor Austin Associates                        $ 4,958   $ 4,951     $  958    $  948         $  479        $  474
Burnett Plaza Associates                             5,392     4,428      1,213       847            242           170
Lot 21 Associates, L.P.                                          130                    5                            3
PPS Partners LLC                                       193       167        124       101             93            76
Prentiss Properties Limited, Inc.                              4,124                  201                          201
Prentiss Properties Resources, Inc.                  3,380                 (633)                    (620)
Project 127 Partners, L.P.                                        57                    9                            5
Tysons International Partners                        3,193                   70                       18
                                                   -----------------     ----------------         --------------------
                                                   $17,116   $13,857     $1,732    $2,111         $  212        $  929
                                                   =================     ================         ====================


                                                         For the Nine Months Ended September 30, 2001 and 2000
                                                                                                     Company's
                                                                                                   Share of Net
Summary of Operations:                              Total Revenue          Net Income              Income/(Loss)
(in thousands)                                     ------------------    -----------------        ---------------------
                                                      2001      2000       2001      2000           2001          2000
                                                      ----      ----       ----      ----           ----          ----
Broadmoor Austin Associates                        $14,872   $14,849     $2,936    $2,886         $1,468        $1,443
Burnett Plaza Associates                            15,906    12,738      3,754     2,251            751           451
Lot 21 Associates, L.P.                                130       212                    8                            5
PPS Partners LLC                                       550       453        346       287            260           215
Prentiss Properties Limited, Inc.                    4,939    14,076        558       604            558           604
Prentiss Properties Resources, Inc.                  7,236                 (921)                    (903)
Project 127 Partners, L.P.                              76       171        (11)       26             (6)           15
Tysons International Partners                        6,669                  305                       76
                                                   -------------------------------------------------------------------
                                                   $50,378   $42,499     $6,967    $6,062         $2,204        $2,733
                                                   ===================================================================

(1) We own a 50% non-controlling interest in Broadmoor Austin Associates, an entity, which owns a seven-building, 1.1 million square foot office complex in Austin. The difference between the carrying amount of our non-controlling interest and the book value of the underlying equity is being amortized over 40 years.
(2) We own a 20% non-controlling interest in Burnett Plaza Associates, an entity, which owns a 1.0 million square foot office building in downtown Fort Worth.
(3) Prior to April 10, 2001, we owned a 60% non-controlling interest in two entities, each owning a separate office development project in the suburban Philadelphia area. The office projects were sold to Brandywine Realty Trust on April 10, 2001.
(4) PPS Partners LLC is a joint venture, entered into by Prentiss Properties Acquisition Partners, L.P. and a third-party property owner. The third-party property owner contributed property management contracts to PPS Partners LLC. Prentiss Properties Acquisition Partners, L.P. through a sub-management contract manages the properties and participates in the net income of the joint venture. Effective October 2001, Prentiss Properties Acquisition Partners, L.P. resigned the management duties of the properties which will result in a near-term dissolution of the joint venture from which we expect to recover our $67,000 investment.
(5) On March 28, 2001, Prentiss Properties Resources, Inc. was incorporated under the General Corporation Law of the State of Delaware to serve as a Taxable REIT Subsidiary and provide services to Prentiss Properties Acquisition Partners, L.P. On March 29, 2001, Prentiss Properties Resources acquired our interest in Prentiss Properties Limited, Inc., valued at $3.9 million, along with certain other assets with a carrying amount of approximately $2.5 million. As a result, Prentiss Properties Acquisition Partners, L.P. holds a 98% economic interest and 0% voting interest in Prentiss Properties Resources, Inc.
(6) In April 2001, we acquired from Brandywine Realty Trust a 25% non-controlling interest in Tysons International Partners, an entity, which owns two office properties containing 452,000 square feet in Northern Virginia.
(7) Represents a 1% investment in certain real estate entities that we account for using the cost method of accounting.

8.   Supplemental Disclosure of Non-Cash Activities

     During the three months ended September 30, 2001, we declared cash distributions totaling $22.7 million payable to holders of common shares, operating partnership units and series D cumulative redeemable preferred shares. The distributions were paid October 12, 2001. In addition, distributions totaling $3.2 million and $187,500 were declared on September 28, 2001, payable to holders of our series B and C perpetual preferred units and series E preferred units, respectively. The distributions for our series B and C perpetual preferred units were paid on October 3, 2001.

     Pursuant to our long-term incentive plan, during the nine months ended September 30, 2001, we issued 89,700 restricted shares of stock to various key employees. The shares which had a market value of $2.2 million based upon the per share price at the date of grant were classified as either (1) compensation for past performance or (2) unearned future compensation. An amount totaling $784,000 represents compensation for past performance and was recognized in earnings during the year ended December 31, 2000. An amount equal to $1.4 million represents unearned future compensation and was recorded as unearned compensation in the shareholders' equity section the consolidated balance sheet. The unearned compensation is amortized quarterly as compensation expense over the three-year vesting period.

     During the nine months ended September 30, 2001, 106,212 operating partnership units were converted to common shares. The fair value of the common shares, which were converted at various points in time throughout the period, totaled $2.9 million based upon the closing price on the date of the respective conversions. In connection with the Brandywine transaction, we issued common and preferred operating partnership units with a value of $10.7 million in exchange for a non-controlling 25% interest in Tysons International Partners.

     In relation to properties disposed of during the nine months ended September 30, 2001, we removed from real estate and deferred charges $19.4 million and $5.6 million of fully depreciated assets, respectively, as well as receivables of $1.2 million, escrowed cash of $486,000, other assets of $735,000, liabilities of $2.3 million and debt on real estate of $91.7 million. In addition, we moved from real estate to investments in joint ventures and unconsolidated subsidiaries, $1.1 million representing our non-controlling retained interest in certain properties disposed of during the period. In relation to the properties acquired during the period, we assumed liabilities totaling approximately $708,000. We removed an additional $2.3 million and $492,000 of deferred charges related to fully depreciated leasing costs and financing costs, respectively.

     During the nine months ended September 30, 2001, we marked-to-market our investments in securities and our interest rate hedges. The mark-to-market resulted in an upward adjustment of $182,000 to our investment in securities and a negative $12.7 million value to our interest rate hedges. The adjustments, net of the realized loss of approximately $286,000, results in a total unrealized loss of $12.2 million which is recorded in "Accumulated Other Comprehensive Income."

     In addition to a contribution of $1.0 million of cash, on March 29, 2001 we contributed (1) our interest in Prentiss Properties Limited, Inc.; (2) 4.2 acres of developable land with a carrying value of $1.1 million; and (3) our investment in Narrowcast Communications Corporation with a carrying value of $423,000 in exchange for class B non-voting common stock of Prentiss Properties Resources, Inc.

     During the nine months ended September 30, 2001, common shares in treasury increased by $20.8 million of which $14.9 million represented non-cash activities including (1) $14.7 million attributable to common shares surrendered as payment of the exercise price and statutory tax withholdings for certain share options exercised during the period and (2) $252,000 representing 12,244 restricted share grants forfeited as a result of certain employee terminations during the period.

                           PRENTISS PROPERTIES TRUST
                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS


9.   Segment Information


     Our primary business is the ownership and operation of office properties throughout the United States. We have determined that our reportable segments are those that are based on our method of internal reporting, which disaggregates our business by geographic region. Our transactions with Brandywine Realty Trust, which were completed in April 2001, included the sale of all of our properties in our Northeast region and as a result, at September 30, 2001, we no longer have operations in our Northeast region. As of September 30, 2001, our reportable segments are our four regions, which include (1) Mid-Atlantic; (2) Midwest; (3) Southwest; and (4) West.

     The tables below present information about segment assets and income/(loss) before extraordinary items used by our chief operating decision maker as of and for the three and nine month periods ended September 30, 2001 and 2000.

For the Three Months Ended September 30, 2001
(in thousands)                                                                                        Corporate
                                 Mid-                                                     Total     not Allocable   Consolidated
                               Atlantic    Midwest   Northeast   Southwest     West      Segments    to Segments       Total
                               --------   --------   ---------   ---------     ----      --------    -----------       -----
Revenues                       $ 24,902   $ 18,087   $      0     $ 24,378   $ 19,004   $   86,371     $    772     $   87,143
                               ========   ========   ========     ========   ========   ==========     ========     ==========
Income/(loss) before
 extraordinary items           $ 13,578   $  8,190   $      0     $ 10,122   $  8,878   $   40,768     $(22,920)    $   17,848
                               ========   ========   ========     ========   ========   ==========     ========     ==========

Assets                         $604,938   $375,663   $      0     $546,969   $462,633   $1,990,203     $ 28,374     $2,018,577
                               ========   ========   ========     ========   ========   ==========     ========     ==========

For the Three Months Ended September 30, 2000
(in thousands)                                                                                          Corporate
                                 Mid-                                                    Total        not Allocable   Consolidated
                               Atlantic    Midwest   Northeast   Southwest     West     Segments       to Segments       Total
                               --------   --------   ---------   ---------     ----     --------       -----------       -----
Revenues                       $ 20,217   $ 20,052   $  7,648     $ 19,760   $ 16,703   $   84,380       $     32      $   84,412
                               ========   ========   ========     ========   ========   ==========       ========      ==========
Income/(loss) before
 extraordinary items           $ 10,224   $ 10,239   $  3,835     $  5,478   $  8,940   $   38,716       $(20,458)     $   18,258
                               ========   ========   ========     ========   ========   ==========       ========      ==========

Assets                         $449,192   $412,134   $214,375     $506,572   $472,980   $2,055,253       $ 41,643      $2,096,896
                               ========   ========   ========     ========   ========   ==========       ========      ==========

For the Nine Months Ended September 30, 2001
(in thousands)                                                                                          Corporate
                                 Mid-                                                    Total       not Allocable   Consolidated
                               Atlantic    Midwest   Northeast   Southwest     West     Segments      to Segments       Total
                               --------   --------   ---------   ---------     ----     --------      -----------       -----
Revenues                       $ 69,706   $ 54,056   $  8,422     $ 70,567   $ 56,925   $  259,676       $  1,452      $  261,128
                               ========   ========   ========     ========   ========   ==========       ========      ==========
Income/(loss) before
 extraordinary items           $ 31,897   $ 35,944   $  5,766     $ 30,735   $ 34,398   $  138,740       $(54,730)     $   84,010
                               ========   ========   ========     ========   ========   ==========       ========      ==========

For the Nine Months Ended September 30, 2000
(in thousands)                                                                                         Corporate
                                 Mid-                                                    Total       not Allocable   Consolidated
                               Atlantic    Midwest   Northeast   Southwest     West     Segments      to Segments       Total
                               --------   --------   ---------   ---------     ----     --------      -----------       -----
Revenues                       $ 59,224   $ 60,303   $ 22,263     $ 59,136   $ 49,387   $  250,313       $    496      $  250,809
                               ========   ========   ========     ========   ========   ==========       ========      ==========
Income/(loss) before
 extraordinary items           $ 29,090   $ 31,287   $ 11,360     $ 22,406   $ 25,964   $  120,107       $(67,067)     $   53,040
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

                                                        Three Months        Three Months         Nine Months         Nine Months
                                                            Ended               Ended               Ended               Ended
                                                      September 30, 2001  September 30, 2000  September 30, 2001  September 30, 2000
                                                      ------------------  ------------------  ------------------  ------------------
Reconciliation of earnings per share numerator                          (in thousands, except per share amounts)
Net income............................................        $17,848            $18,258             $83,643             $53,040
Convertible preferred dividends.......................         (2,019)            (1,830)             (5,868)             (5,321)
                                                              -------            -------             -------             -------
Net income available to common shareholders...........        $15,829            $16,428             $77,775             $47,719
                                                              =======            =======             =======             =======
Reconciliation of earnings per share denominator

Weighted average common shares outstanding............         36,864             36,375              36,646              36,203
                                                              =======            =======             =======             =======

Basic earnings per share..............................        $  0.43            $  0.45             $  2.12             $  1.32
                                                              =======            =======             =======             =======

Dilutive effect of common share equivalents

Dilutive options......................................            373                345                 362                 202
Dilutive convertible preferred shares/(1)/............                                                 3,774
Weighted average common shares outstanding............         36,864             36,375              36,646              36,203
                                                              -------            -------             -------             -------
Weighted average common shares and common share
   equivalents........................................         36,720             40,782              36,405              37,237
                                                              =======            =======             =======             =======

Diluted earnings per share............................        $  0.43            $  0.45             $  2.05             $  1.31
                                                              =======            =======             =======             =======

(1) Convertible preferred shares for the three months ended September 30, 2001 and for the three and nine month periods ended September 30, 2000 are excluded from the calculation of dilutive earnings per share as such shares are anti-dilutive for such periods.

11.  Recently Issued Accounting Standards

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The statement which is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The impact from the implementation of this statement, which we believe will not have a material impact on our financial statements, will be dependent upon (1) which if any of our assets qualify as held for sale at January 1, 2002 or at any point in time thereafter; (2) whether the carrying amount of such assets determined to be held for sale is greater than the fair value less cost of sale of the assets; and (3) whether the carrying amount of assets determined not to be held for sale is recoverable from future cash flow from operations and from the eventual sale of the assets.

12.  Subsequent Events

     Subsequent to quarter end, through November 8, 2001, we repurchased 165,300 common shares in the open market for an aggregate purchase price of $4,095,548, or $24.78 per share.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Overview

     Prentiss Properties Trust is a real estate company organized as a Maryland REIT. We acquire, own, manage, lease, develop and build primarily office properties throughout the United States. We operate principally through an operating partnership, Prentiss Properties Acquisition Partners, L.P. and its subsidiaries and a management company, Prentiss Properties Resources, Inc. and its subsidiaries.

     At June 30, 2001, we owned 146 properties consisting of 108 office and 38 industrial properties containing in the aggregate 17.5 million net rentable square feet. During the three months ended September 30, 2001, we

     . acquired a 151,748 square foot office building in Herndon, Virginia for approximately $18.0 million, including additional land which can accommodate approximately 200,000 square feet of future development; and

     . transitioned a 59,000 square foot office building from development into operations.

Inclusive of four development projects, at September 30, 2001, we own 147 properties containing approximately 17.6 million net rentable square feet.

Results of Operations

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000.

     The results of operations for the three month periods ended September 30, 2001 and 2000 include our respective regional operations.

     General. When comparing the results of operations for the three months ended September 30, 2001 to the three months ended September 30, 2000, the following should be considered:

     . 121 properties that consolidated into our results of operations were owned and fully operational at July 1, 2000 and remained in our portfolio at September 30, 2001;

     . 10 properties, which include the properties owned by Broadmoor Austin Associates, Burnett Plaza Associates and Tysons International Partners, are accounted for using the equity method of accounting;

     . 9 wholly-owned properties were acquired subsequent to July 1, 2000 and remained in our portfolio at September 30, 2001;

     . 54 properties were sold subsequent to July 1, 2000, including 31 properties in the Northeast region related to an asset exchange with Brandywine Realty Trust;

     . 3 properties that we developed became operational subsequent to July 1, 2000 and remained in our portfolio at September 30, 2001; and

     . 4 properties were in various stages of development or in various stages of lease-up at September 30, 2001.

     Rental Revenue. Rental revenues increased by $2.6 million, or 3.1%, from $83.1 million to $85.7 million partially as a result of properties acquired or development properties becoming operational subsequent to July 1, 2000, offset by properties that were sold subsequent to July 1, 2000. Rental income for the 121 properties that were owned and fully operational at July 1, 2000 and remained in our portfolio at September 30, 2001, increased by $2.6 million, or 3.6%, from $70.4 million to $73.0 million. The increase for these 121 properties was attributable to our four regions as follows:

     (in thousands)                                    Three months ended Sept. 30,
                               Number of               ----------------------------        Increase/
     Segment                   buildings                 2001               2000          (decrease)        % change
     -------                   ---------                 ----               ----          ----------        --------
     Mid-Atlantic                 33                   $20,473            $19,020           $1,453             7.6
     Midwest                      17                    17,366             17,610             (244)           (1.4)
     Southwest                    25                    19,553             18,688              865             4.6
     West                         46                    15,600             15,115              485             3.2
                                                       -------            -------           ------
                                                       $72,992            $70,433           $2,559             3.6
                                                       =======            =======           ======

     Property Operating and Maintenance. Property operating and maintenance increased by $745,000, or 3.9%, from $19.0 million to $19.8 million partially as a result of properties acquired or development properties becoming operational subsequent to July 1, 2000, offset by properties that were sold subsequent to July 1, 2000. Property operating and maintenance for the 121 properties that were owned and fully operational at July 1, 2000 and remained in our portfolio at September 30, 2001, increased by $212,000, or 1.3%, from $16.7 million to $17.0 million. The increase for these 121 properties was attributable to our four regions as follows:

     (in thousands)                                      Three months ended Sept. 30,
                                     Number of            ----------------------------    Increase/
     Segment                         buildings              2001               2000       (decrease)        % change
     -------                         ---------              ----               ----       ----------        --------
     Mid-Atlantic                        33               $ 4,167            $ 4,524         $(357)            (7.9)
     Midwest                             17                 3,365              2,948           417             14.1
     Southwest                           25                 5,133              5,325          (192)            (3.6)
     West                                46                 4,295              3,951           344              8.7
                                                          -------            -------         -----
                                                          $16,960            $16,748         $ 212              1.3
                                                          =======            =======         =====

     Real Estate Taxes. Real estate taxes increased by $463,000, or 4.9%, from $9.4 million to $9.9 million partially as a result of properties acquired or development properties becoming operational subsequent to July 1, 2000, offset by properties that were sold subsequent to July 1, 2000. Real estate taxes for the 121 properties that were owned and fully operational at July 1, 2000 and remained in our portfolio at September 30, 2001, increased by $456,000, or 5.5%, from $8.4 million to $8.8 million. The increase for these 121 properties was attributable to our four regions as follows:

     (in thousands)                                   Three months ended Sept. 30,
                                Number of         ----------------------------        Increase/
     Segment                    buildings           2001               2000          (decrease)        % change
     -------                    ---------           ----               ----           --------         --------
     Mid-Atlantic                  33              $1,441             $1,433            $  8               0.6
     Midwest                       17               3,444              3,177             267               8.4
     Southwest                     25               2,779              2,520             259              10.3
     West                          46               1,152              1,230             (78)             (6.3)
                                                   ------             ------            ----
                                                   $8,816             $8,360            $456               5.5
                                                   ======             ======            ====

     General and Administrative and Personnel Costs. General and administrative and personnel costs increased by $398,000, or 17.0%, to $2.7 million from $2.3 million primarily due to an increase in non-recurring general and administrative cost resulting from costs related to unsuccessful real estate acquisition efforts and one-time severance cost related to certain employee terminations.

     Interest Expense. Interest expense decreased by $1.6 million, or 9.3%, from $17.5 million to $15.9 million primarily as a result of the decrease in debt on real estate from $942.1 million at July 1, 2000 to $889.7 million at September 30, 2001 accompanied by interest expense savings derived from a general decrease in the interest rates on variable rate borrowings over the period.

     Depreciation and Amortization. Depreciation and amortization increased by $149,000, or 1.0%, to $16.6 million from $16.5 million partially as a result of properties acquired or development properties becoming operational subsequent to July 1, 2000, offset by properties that were sold subsequent to July 1, 2000. Depreciation and amortization for the 121 properties that were owned and fully operational at July 1, 2000 and remained in our portfolio at September 30, 2001, increased by $492,000, or 3.6%, from $13.8 million to $14.3 million. The increase for these 121 properties was attributable to our four regions as follows:

     (in thousands)                                      Three months ended Sept. 30,
                               Number of                 ----------------------------        Increase/
     Segment                   buildings                    2001               2000         (decrease)        % change
     -------                   ---------                    ----               ----         ----------        --------
     Mid-Atlantic                33                       $ 3,983            $ 3,626           $ 357              9.8
     Midwest                     17                         2,637              2,683             (46)            (1.7)
     Southwest                   25                         4,625              4,834            (209)            (4.3)
     West                        46                         3,072              2,682             390             14.5
                                                          -------            -------           -----
                                                          $14,317            $13,825           $ 492              3.6
                                                          =======            =======           =====

     Equity in Income of Joint Ventures and Unconsolidated Subsidiaries. Equity in income of joint ventures and unconsolidated subsidiaries decreased from $929,000 to $212,000 primarily due to (1) a decrease of $821,000 representing our share of the decrease in net income of the management company, partially offset by (2) an increase of $73,000 attributable to our share of the increase in the net income of Burnett Plaza Associates and (3) $18,000 attributable to our recently acquired interest in Tysons International Partners. The decrease in the net income of the management company is primarily attributable to a decrease in management and other fee income of approximately $744,000 from 2000 to 2001.

     Merger Termination Fee. On September 21, 2000, we entered into a termination and release agreement which provided for the termination of the agreement and plan of merger dated June 27, 2000, between us, our operating partnership, Mack Cali Realty Corporation, a Maryland corporation and Mack-Cali Realty, L.P., a Delaware limited partnership of which Mack-Cali is the sole general partner. In connection with the termination and release agreement, and pursuant to an escrow agreement dated September 21, 2000, Mack-Cali deposited a $25.0 million termination fee in escrow for our benefit. On September 26, 2000, the Company received $8.0 million from the Mack-Cali escrow account. The proceeds were recorded net of merger related cost of $3.9 million.

     Loss on Sales. Loss on sales decreased from a loss on sale of $2.0 million to $125,000. The loss of $125,000, recorded for the three months ended September 30, 2001, represents the recognition of additional cost related to asset sales from which we recognized an $8.7 million gain during the prior quarter.

     Minority Interests. Minority interests increased by $127,000, or 3.2%, from $3.9 million to $4.1 million primarily due to the income allocation related to 200,000, $50 par value, preferred units issued in April 2001, partially offset by the minority interest holders proportionate share of a decrease in net income before minority interest from $22.2 million to $21.9 million.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000.

     The results of operations for the nine month periods ended September 30, 2001 and 2000 include our respective regional operations.

     General. When comparing the results of operations for the nine months ended September 30, 2001 to the nine months ended September 30, 2000, the following should be considered:

     . 119 properties that consolidated into our results of operations were owned and fully operational at January 1, 2000 and remained in our portfolio at September 30, 2001;

     . 10 properties, which include the properties owned by Broadmoor Austin Associates, Burnett Plaza Associates and Tysons International Partners, are accounted for using the equity method of accounting;

     . 9 wholly-owned properties were acquired subsequent to January 1, 2000 and remained in our portfolio at September 30, 2001;

     . 68 properties were sold subsequent to January 1, 2000, including 31 properties in the Northeast region related to an asset exchange with Brandywine Realty Trust;

     . 5 properties that we developed became operational subsequent to January 1, 2000 and remained in our portfolio at September 30, 2001; and

     . 4 properties were in various stages of development or in various stages of lease-up at September 30, 2001.

     Rental Revenue. Rental revenues increased by $9.4 million, or 3.8%, from $247.8 million to $257.2 million partially as a result of properties acquired or development properties becoming operational subsequent to January 1, 2000, offset by properties that were sold subsequent to January 1, 2000. Rental income for the 119 properties that were owned and fully operational at January 1, 2000 and remained in our portfolio at September 30, 2001, increased by $8.3 million, or 4.1%, from $204.9 million to $213.3 million. The increase for these 119 properties was attributable to our four regions as follows:

(in thousands)                                         Nine months ended Sept. 30,
                                    Number of          ---------------------------            Increase/
     Segment                        buildings           2001                 2000             (decrease)        % change
     -------                        ---------           ----                 ----             ----------        --------
     Mid-Atlantic                       33            $ 56,759             $ 53,785             $2,974              5.5
     Midwest                            17              52,835               52,999               (164)            (0.3)
     Southwest                          23              57,109               53,588              3,521              6.6
     West                               46              46,580               44,573              2,007              4.5
                                                      --------             --------             ------
                                                      $213,283             $204,945             $8,338              4.1
                                                      ========             ========             ======

     Property Operating and Maintenance. Property operating and maintenance increased by $2.0 million, or 3.5%, from $56.7 million to $58.7 million partially as a result of properties acquired or development properties becoming operational subsequent to January 1, 2000, offset by properties that were sold subsequent to January 1, 2000. Property operating and maintenance for the 119 properties that were owned and fully operational at January 1, 2000 and remained in our portfolio at September 30, 2001, increased by $1.6 million, or 3.4%, from $47.4 million to $49.0 million. The increase for these 119 properties was attributable to our four regions as follows:

     (in thousands)                                  Nine months ended Sept. 30,
                                    Number of        ---------------------------             Increase/
     Segment                        buildings           2001              2000             (decrease)        % change
     -------                        ----------          ----              ----             ----------        --------
     Mid-Atlantic                        33            $11,723           $12,399             $ (676)           (5.5)
     Midwest                             17             10,318             9,475                843             8.9
     Southwest                           23             15,027            14,673                354             2.4
     West                                46             11,889            10,807              1,082            10.0
                                                       -------           -------             ------
                                                       $48,957           $47,354             $1,603             3.4
                                                       =======           =======             ======

     Real Estate Taxes. Real estate taxes increased by $1.4 million, or 4.7%, from $29.0 million to $30.4 million partially as a result of properties acquired or development properties becoming operational subsequent to January 1, 2000, offset by properties that were sold subsequent to January 1, 2000. Real estate taxes for the 119 properties that were owned and fully operational at January 1, 2000 and remained in our portfolio at September 30, 2001, increased by $984,000, or 3.9%, from $25.3 million to $26.3 million. The increase for these 119 properties was attributable to our four regions as follows:

     (in thousands)                                    Nine months ended Sept. 30,
                                    Number of          ---------------------------         Increase/
     Segment                        buildings            2001               2000          (decrease)        % change
     -------                        ---------            ----               ----          ----------        --------
     Mid-Atlantic                       33             $ 4,197            $ 4,028            $ 169              4.2
     Midwest                            17              10,226              9,806              420              4.3
     Southwest                          23               8,482              7,959              523              6.6
     West                               46               3,406              3,534             (128)            (3.6)
                                                       -------            -------            -----
                                                       $26,311            $25,327            $ 984              3.9
                                                       =======            =======            =====

     General and Administrative and Personnel Costs. General and administrative and personnel costs increased by $637,000, or 8.5%, from $7.5 million to $8.1 million primarily due to (1) the amortization of restricted share grants issued in March 2000 and 2001; (2) an increase in compensation expense resulting from the 2000 calendar year bonus compensation, paid in March 2001, exceeding the estimate of such cost accrued at December 31, 2000; partially offset by (3) a decrease in general and administrative and personnel cost as a result of the sale of our Northeast region.

     Interest Expense. Interest expense decreased by $2.1 million, or 4.1%, to $49.9 million from $52.0 million partially as a result of the decrease in debt on real estate from $896.8 million at January 1, 2000 to $889.7 million at September 30, 2001 accompanied by interest expense savings derived from a general decrease in interest rates on variable rate borrowings over the period.

     Depreciation and Amortization. Depreciation and amortization increased by $1.8 million, or 3.9%, from $46.7 million to $48.5 million partially as a result of properties acquired or development properties becoming operational subsequent to January 1, 2000, offset by properties that were sold subsequent to January 1, 2000. Depreciation and amortization for the 119 properties that were owned and fully operational at January 1, 2000 and remained in our portfolio at September 30, 2001, increased by $1.8 million, or 4.8%, from $37.6 million to $39.5 million. The increase for these 119 properties was attributable to our four regions as follows:

     (in thousands)                                     Nine months ended Sept. 30,
                                     Number of          ---------------------------           Increase/
     Segment                         buildings            2001               2000            (decrease)        % change
     -------                         ---------            ----               ----            ----------        --------
     Mid-Atlantic                        33              $10,930           $10,320             $  610              5.9
     Midwest                             17                7,502             7,694               (192)            (2.5)
     Southwest                           23               12,082            11,924                158              1.3
     West                                46                8,949             7,708              1,241             16.1
                                                         -------           -------             ------
                                                         $39,463           $37,646             $1,817              4.8
                                                         =======           =======             ======

     Equity in Income of Joint Ventures and Unconsolidated Subsidiaries. Equity in income of joint ventures and unconsolidated subsidiaries decreased from $2.7 million to $2.2 million primarily due to (1) a decrease of $949,000 attributable to our share of the decrease in the net income of the management company; partially offset by (2) an increase of $300,000 representing our share of the increase in net income of Burnett Plaza Associates; and (3) $76,000 attributable to our recently acquired interest in Tysons International Partners. The decrease in the net income of the management company is primarily attributable to a decrease in management and other fee income of approximately $1.9 million, partially offset by a decrease in general and administrative and personnel cost of approximately $863,000.

     Merger Termination Fee. On September 26, 2000, we received $8.0 million of the escrowed funds which were recorded net of merger related cost totaling $3.9 million. In April 2001, we received a ruling from the Internal Revenue Service which confirmed that receipt of the remaining funds held in escrow would not cause us to fail to maintain our status as a REIT. As a result, we requested and received the remaining $10.0 million of escrowed funds in April 2001, which when combined with the $7.0 million received in January 2001, results in our recognition of $17.0 million of merger termination fee during the nine months ended September 30, 2001.

     Gain on Sales. Gain on sales increased from $208,000 to $14.0 million. During the nine months ended September 30, 2001, we sold 42 properties totaling
2.8 million square feet, including those sold in the asset exchange with Brandywine Realty Trust, resulting in a gain on sale of $14.0 million. It is our strategy to obtain the maximum value from each of our properties, which is occasionally achieved through the sale of properties.

     Minority Interests. Minority interests increased by $1.7 million, or 14.8%, from $11.8 million to $13.5 million. The increase was primarily due to the minority interest holders proportionate share of the increase in net income before minority interests from $64.8 million to $97.2 million and the income allocation related to 200,000, $50 par value, preferred units issued in April 2001.

Liquidity and Capital Resources

     Cash and cash equivalents were $5.4 million and $5.5 million at September 30, 2001 and December 31, 2000, respectively. The decrease in cash and cash equivalents is a result of cash flows used in investing and financing activities exceeding those provided by operating activities. Net cash provided by operating activities was $119.6 million for the nine months ended September 30, 2001, compared to $113.7 million for the nine months ended September 30, 2000.

     Net cash used in investing activities totaled $22.7 million for the nine months ended September 30, 2001 compared to cash used in investing activities of $128.6 million for the nine months ended September 30, 2000. This decrease in cash used is due primarily to an increase in proceeds from the sale of real estate assets during the period.

     Net cash used in financing activities totaled $96.9 million for the nine months ended September 30, 2001 compared to $6.5 million provided by financing activities for the nine months ended September 30, 2000. The additional use of cash results from (1) a net repayment of debt on real estate of $26.3 million during the nine months ended September 30, 2001 compared to net borrowings of $93.6 million for the nine months ended September 30, 2000; (2) additional cash used for the payment of distributions to common shareholders which increased from $50.0 million to $55.1 million; offset by (3) a decrease of $23.0 million in cash used for the purchase of treasury shares from the nine months ended September 30, 2000 to the nine months ended September 30, 2001.

     As of September 30, 2001, we had outstanding total indebtedness, including our pro rata share of joint venture debt and construction loans of approximately $990.4 million, or approximately 42.9% of total market capitalization based on our closing price of $27.50 per common share on September 28, 2001. Our policy is to limit combined indebtedness plus our pro rata share of joint venture debt and construction loans so that at the time such debt is incurred, it does not exceed 50% of our total market capitalization. As of September 30, 2001, we had the approximate capacity to borrow up to an additional $330.5 million under the debt limitation. The amounts of indebtedness that we may incur, and the policies with respect thereto, are not limited by our declaration of trust and bylaws, and are solely within the discretion of our board of trustees.

     The following table sets forth our debt balance as of September 30, 2001:

                                         Current                                        Interest
Description                              Balance           Amortization                   Rate                      Maturity
-----------                              --------          -------------                  ----                      --------
                                        (in thousands)
Burnett Plaza (1)                        $  9,400              None                         7.50%               February 1, 2002
Line of Credit                             99,000              None                   LIBOR + 1.375%            May 2, 2003
Bachman West                                2,890              25 yr                        8.63%               December 1, 2003
One Westchase Center                       24,150              25 yr                        7.84%               February 1, 2004
Bank Term Loan (2)                         72,500              None (6)               LIBOR + 1.625%            September 30, 2004
Walnut Glen Tower                          34,481              30 yr                        6.92%               April 1, 2005
Bank Term Facility                         75,000              None                   LIBOR + 1.375%            March 15, 2006
Highland Court                              4,757              25 yr                        7.27%               April 1, 2006
Westheimer Central Plaza                    5,782              25 yr                        8.38%               August 1, 2006
PPREFI Portfolio Loan (3)                 180,100              None                         7.58%               February 26, 2007
Corporetum Office Campus                   25,351              30 yr                        7.02%               February 1, 2009
Natomas Corporate Center                   37,052              30 yr                        7.02%               February 1, 2009
7101 Wisconsin Avenue                      20,970              30 yr                        7.25%               April 1, 2009
2500 Cumberland Parkway                    14,450              30 yr                        7.46%               July 15, 2009
Ordway                                     49,046              30 yr                        7.95%               April 1, 2010
1676 International (4)                     11,315              28 yr                        7.68%               August 30, 2010
8260 Greensboro (4)                         4,047              28 yr                        7.83%               August 30, 2010
World Savings Center                       29,093              30 yr                        7.91%               November 1, 2010
Park West C2                               34,575              30 yr                        6.63%               November 10, 2010
One O'Hare Centre                          40,990              30 yr                        6.80%               January 10, 2011
3130 Fairview Park Drive Loan              22,916              30 yr                        7.00%               April 1, 2011
Broadmoor Austin (5)                       75,900              16 yr                        7.04%               April 10, 2011
Research Office Center                     45,000              28 yr                        7.64%               October 1, 2011
Bannockburn Center                         26,718              30 yr                        8.05%               June 1, 2012
Del Mar Loan                               44,897              30 yr                        7.41%               June 1, 2013
                                         --------

      Total                              $990,380
                                         ========

----------
(1) We own a 20% non-controlling partnership interest in Burnett Plaza Associates, an entity that owns the Burnett Plaza property. We account for our interest using the equity method of accounting. The amount shown reflects our proportionate share of the mortgage indebtedness collateralized by the property.
(2)  The Bank Term Loan is collateralized by the following four properties:
     Willow Oaks I & II (two properties), 8521 Leesburg Pike and the IBM Call Center.
(3) The PPREFI Portfolio Loan is collateralized by the following 36 properties: certain of the Los Angeles industrial properties (18 properties), the Chicago industrial properties (four properties), the Cottonwood Office Center (three properties), Park West E1 and E2 (two properties), One Northwestern Plaza, 3141 Fairview Park Drive, 2455 Horsepen Road, O'Hare Plaza II, 1717 Deerfield Road, 2411 Dulles Corner Road, 4401 Fair Lakes Court, the WestPoint Office Building and the PacifiCare Building.
(4) We own a 25% non-controlling partnership interest in Tysons International Partners, an entity that owns the 1676 International and 8260 Greensboro properties. We account for our interest using the equity method of accounting. The amount shown reflects our proportionate share of the mortgage indebtedness collateralized by each property.
(5) We own a 50% non-controlling partnership interest in Broadmoor Austin Associates, an entity that owns the Broadmoor Austin properties. We account for our interest using the equity method of accounting. The amount shown reflects our proportionate share of the mortgage indebtedness collateralized by the properties.
(6) The loan, which we entered into in October 1999, has no principal amortization during the first 24 months of the loan term. Principal and interest are payable for the remaining loan term based on a 25-year amortization.

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

     Under our loan agreements, we are required to satisfy various affirmative and negative covenants, including limitations on total indebtedness, total collateralized indebtedness and cash distributions, as well as obligations to maintain certain minimum tangible net worth and certain minimum interest coverage ratios. We were in compliance with these covenants as of September 30, 2001.

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

     We expect to make distributions to our shareholders primarily based on our distributions from the operating partnership. The operating partnership's income will be derived primarily from lease revenues from the properties and, to a limited extent, from fees generated by our real estate management service business.

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

     We may employ forwards or purchased options to hedge qualifying anticipated transactions. Gains and losses are deferred and recognized in net income in the same period that the anticipated transaction occurs, expires or is otherwise terminated.

     The following table summarizes the notional values and fair values of our derivative financial instruments. The notional value provides an indication of the extent of our involvement in these instruments as of the balance sheet date, but does not represent exposure to credit, interest rate or market risks.


                                                                      Swap Rate Received
   Notional                  Swap Rate Paid      Effective Fixed        (Variable) at
     Amount                     (Fixed)              Rate             September 30, 2001        Swap Maturity       Fair Value
    ------                      -------              ----             ------------------        -------------       ----------
                                                                                                                  (in thousands)
$  40 million                    3.685%             5.060%                   2.630%            January 1, 2002        $   (123)
$  50 million                    4.836%             6.211%                   2.630%              April 1, 2002            (638)
$  50 million                    6.253%             7.628%                   2.630%         September 30, 2004          (3,669)
$  60 million                    6.248%             7.623%                   2.630%         September 30, 2004          (4,394)
$  20 million                    5.985%             7.610%                   2.630%              March 1, 2006          (1,528)
$  30 million                    5.990%             7.615%                   2.630%              March 1, 2006          (2,301)
                                                                                                                      --------
                                                                                                                      $(12,653)
                                                                                                                      ========

     Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. For the three months ended September 30, 2001, our recurring non-incremental revenue-generating capital expenditures totaled $4.1 million. Our recurring non-incremental revenue-generating capital expenditures were attributable to our regions as follows:

Segment             Amount
-------             ------
Mid-Atlantic        $734,000
Midwest             $261,000
Southwest           $1.4 million
West                $1.6 million

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

                                                             Three Months     Three Months      Nine Months      Nine Months
     (in thousands)                                              Ended            Ended            Ended            Ended
                                                            Sept. 30, 2001   Sept. 30, 2000   Sept. 30, 2001   Sept. 30, 2000
                                                            ---------------  ---------------  ---------------  ---------------
     Funds from operations
     Net income.............................................    $ 17,848         $ 18,258         $ 83,643          $ 53,040
     Add:
           Real estate depreciation and amortization........      16,589           16,441           48,491            46,673
           Real estate depreciation and amortization of
               unconsolidated joint ventures................         966              721            2,619             2,091
          Minority interests(1).............................       4,034            3,912           13,405            11,674
     Less:
          Merger termination fee (2)........................                       (4,091)         (17,000)           (4,091)
     Gain on sales of property..............................         125            2,038          (14,038)             (208)
     Extraordinary items....................................          --               --              367                --
     Dividend on perpetual preferred units..................      (3,340)          (3,153)          (9,832)           (9,458)
                                                                --------         --------         --------           -------
     Funds from operations..................................    $ 36,222         $ 34,126         $107,655          $ 99,721
                                                                ========         ========         ========          ========

     (1) Represents the minority interests applicable to the common and preferred unit holders of Prentiss Properties Acquisition Partners, L.P.
     (2) Although the fee income is not considered an extraordinary item in accordance with generally accepted accounting principles, it is our opinion that it is appropriate to exclude the fee income from funds from operations.

     Our funds from operations increased by $2.1 million for the three months ended September 30, 2001 from the three months ended September 30, 2000 and $7.9 million for the nine months ended September 30, 2001 from the nine months ended September 30, 2000 as a result of the factors discussed in the analysis of operating results.

Recently Issued Accounting Standards

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The statement which is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The impact from the implementation of this statement, which we believe will not have a material impact on our financial statements, will be dependent upon (1) which if any of our assets qualify as held for sale at January 1, 2002 or at any point in time thereafter; (2) whether the carrying amount of such assets determined to be held for sale is greater than the fair value less cost of sale of the assets; and (3) whether the carrying amount of assets determined not to be held for sale is recoverable from future cash flow from operations and from the eventual sale of the assets.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

     Our primary market risk exposure is to changes in interest rates as a result of our line of credit and long-term debt. At September 30, 2001, we had outstanding total indebtedness, including our pro rata share of joint venture debt and construction loans, of approximately $990.4 million, or approximately 42.9% of total market capitalization. Our interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, we manage our exposure to fluctuations in market interest rates for our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangement. In addition, we may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps and floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable rate debt.
We do not enter into derivative or interest rate transactions for speculative purposes. Approximately 75.1% of our outstanding debt was subject to fixed rates with a weighted average interest rate of 7.45% at September 30, 2001. The remaining $246.5 million, or 24.9%, representing our variable rate debt, was effectively locked at an interest rate (before the spread over LIBOR) of 5.50% through our interest rate swap agreements. We regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

     The following table provides information about our financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations outstanding at September 30, 2001, including our pro rata share of joint venture debt totaling $100.7 million, the table presents principal cash flows and related weighted average interest rates for the debt outstanding during the periods. For interest rate swaps, the table presents notional amounts and weighted average interest rates for in-place swaps during the period. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on 30-day LIBOR as of September 30, 2001. The fair value of our fixed rate debt indicates the estimated principal amount of debt having similar debt service requirements, which could have been borrowed by us at September 30, 2001. The rate assumed in the fair value calculation of fixed rate debt is equal to 6.62%, which consists of the 7-year treasury of 4.37% at September 28, 2001 plus 225 basis points. The fair value of our variable to fixed interest rate swaps indicates the estimated amount that would have been paid by us had they been terminated at September 30, 2001.

                                                         Expected Maturity Date
                                                            (in thousands)
                                                                                                                   Fair
                                    2001       2002       2003        2004       2005     Thereafter    Total      Value
                                   ------     ------     ------      ------     ------    ----------    -----      -----
Liabilities
  Long-Term Debt:
    Fixed Rate                     $1,938    $17,688    $11,684    $ 32,072    $42,276     $638,222     $743,880    $777,302
      Average Interest Rate          7.45%      7.45%      7.45%       7.44%      7.46%        7.42%          --          --

    Variable Rate                  $  188    $   750    $99,750    $ 70,812         --     $ 75,000     $246,500    $246,500
      Average Interest Rate          4.14%      4.14%      4.16%       4.16%      4.06%        4.06%          --          --


Interest Rate Derivatives
  Interest Rate Swaps:
    Variable to Fixed                  --    $90,000         --    $110,000        --      $ 50,000           --    $(12,653)
      Average Pay Rate               5.50%      6.07%      6.17%        6.15%     5.99%        5.99%          --          --
      Average Receive Rate           2.63%      2.63%      2.63%        2.63%     2.63%        2.63%          --          --

     The table incorporates only those exposures that exist as of September 30, 2001 and does not consider exposures or positions that could arise after that date. In addition, because firm commitments are not represented in the table above, the information presented therein has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, prevailing interest rates, and our hedging strategies at that time. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and our financing requirements.

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

       4.3 Form of Rights Certificate (included as Exhibit A to the Rights Agreement (Exhibit 4.2)).

       4.4          Form of Series D Preferred Share Certificate (filed as
                    Exhibit 4.4 to our Report on Form 10-K, filed March 27, 2001, File No. 001-14516).

(b)  Reports on Form 8-K:

     We did not file any reports on Form 8-K for or during the period July 1, 2001 through September 30, 2001.

                                   SIGNATURE
                                   ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PRENTISS PROPERTIES TRUST



Date: November 9, 2001        By:        /s/ Thomas P. Simon
                                 -----------------------------------------------
                                                 Thomas P. Simon
                              Senior Vice President and Chief Accounting Officer
                              (Principal Accounting Officer and Duly Authorized
                                         Officer of the Company)