Form 10-K405
period 2001-12-31
PRENTISS PROPERTIES TRUST/MD
filed 2002-03-27
CIK 1011699

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from              to
                                           ------------    ---------

                         Commission file number 1-14516

                            PRENTISS PROPERTIES TRUST
             (Exact name of registrant as specified in its charter)

                      Maryland                                    75-2661588
           (State or Other Jurisdiction of                     (I.R.S. Employer
           Incorporation or Organization)                    Identification No.)

            3890 West Northwest Highway,                            75220
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

                                      None
                                (Title of class)

     Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 20, 2002, was approximately $1,017,294,566.

     As of March 20, 2002, the number of Common Shares of Beneficial Interest outstanding was 37,811,019, and the number of outstanding Participating Cumulative Redeemable Preferred Shares of Beneficial Interest, Series D, was 3,773,585.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates by reference the Company's Definitive Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held on May 15, 2002.

                            PRENTISS PROPERTIES TRUST

                                      INDEX

                                                                                                             Form 10-K
                                                                                                               Report
Item No.                                                                                                        Page
--------                                                                                                        ----
Forward-Looking Statements....................................................................................... 3

                                     PART I

1.       Business................................................................................................ 4
2.       Properties.............................................................................................. 9
3.       Legal Proceedings.......................................................................................15
4.       Submission of Matters to a Vote of Security Holders.....................................................15

                                     PART II

5.       Market for Registrant's Common Equity and Related Shareholder Matters...................................16
6.       Selected Financial and Operating Data...................................................................17
7.       Management's Discussion and Analysis of Financial Condition and Results of Operations...................20
7A.      Quantitative and Qualitative Disclosures About Market Risk..............................................45
8.       Financial Statements and Supplementary Data.............................................................46
9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................46

                                    PART III

10.      Trustees and Executive Officers of the Company..........................................................47
11.      Executive Compensation..................................................................................47
12.      Security Ownership of Certain Beneficial Owners and Management..........................................47
13.      Certain Relationships and Related Transactions..........................................................47

                                     PART IV

14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K........................................47

                           FORWARD-LOOKING STATEMENTS

     This Form 10-K and the documents incorporated by reference into this Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-K, words such as "anticipate," "believe," "estimate," "expect," "intend," "predict," "project," and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management as well as assumptions made by us and information currently available to us. These forward-looking statements are subject to certain risks, uncertainties and assumptions, including risks, uncertainties and assumptions related to the following:

..    The geographic concentration of our properties;

..    Our real estate acquisition, redevelopment, development and construction activities;

..    Factors that could result in the poor operating performance of our properties including tenant defaults and increased costs such as insurance;

..    Competition in markets where we have properties;

..    Environmental and Americans with Disabilities Act compliance issues related to our properties;

..    Some of our properties may be subject to uninsured losses;

..    Our properties are illiquid assets;

..    Our incurrence of debt and use of variable rate debt and derivative financial instruments;

..    Limited ability of shareholders to effect a change of control;

..    Our failure to qualify as a REIT;

..    Conflicts of interest;

..    Changes in our investment, financing and borrowing policies without shareholder approval;

..    Our dependence on key personnel;

..    Our third-party property management, leasing, development and construction business and related services;

..    The effect of shares available for future sale on the price of common shares; and

..    Changes in market conditions including market interest rates.

     If one or more of these risks or uncertainties materialize, or if any underlying assumption proves incorrect, actual results may vary materially from those anticipated, expected or projected. Such forward-looking statements reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. You should refer to the section entitled "Risk Factors" beginning on page 34 of this Form 10-K for a discussion of risk factors that could cause actual results to differ materially from those indicated by the forward-looking statements. You are cautioned not to place undue reliance on our forward-looking statements, which speak only as of the date of this Form 10-K or the date of any document incorporated by reference into this Form 10-K. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1. Business

Overview

     We are a self-administered and self-managed Maryland REIT that acquires, owns, manages, leases, develops and builds primarily office properties throughout the United States. We are self-administered in that we provide our own administrative services, such as accounting, tax and legal, internally through our own employees. We are self-managed in that we internally provide all the management and maintenance services that our properties require through employees, such as, property managers, leasing professionals and engineers. We operate principally through our operating partnership, Prentiss Properties Acquisition Partners, L.P., and its subsidiaries, and a management company, Prentiss Properties Resources, Inc. and its subsidiaries. Our regional management offices are located in San Diego, Oakland, Dallas, Chicago and Washington, D.C. As of December 31, 2001, we owned interests in a diversified portfolio of 146 primarily suburban Class A office and suburban industrial properties as follows:

                                                Number of   Net Rentable
                                                Buildings    Square Feet
                                                ---------   ------------
                                                            (in millions)
Office Properties ...........................      108          14.4
Industrial Properties .......................       38           3.2
                                                   ---          ----

    Total ...................................      146          17.6
                                                   ===          ====

     The above properties consist of 108 office properties containing approximately 14.4 million net rentable square feet and 38 industrial properties containing approximately 3.2 million net rentable square feet. Our properties include 3 office properties containing 445,000 net rentable square feet that are in various stages of development. As of December 31, 2001, our properties, exclusive of the development properties, were 94% leased to approximately 1,100 tenants. In addition to managing properties that we own, we manage approximately
19.7 million net rentable square feet in office, industrial and other properties for third parties.

     Our primary business is the ownership and operation of office and industrial properties throughout the United States. We have determined that our reportable segments are those that are based on our method of internal reporting, which disaggregates our business by geographic region. In April 2001, we completed an asset exchange with Brandywine Realty Trust, which included the sale of all of the properties comprising our Northeast Region, and as a result, at December 31, 2001, we had no operations in the Northeast Region. In addition, during December 2001, we changed our internal reporting dividing our West Region into separate Northern and Southern California Regions. As of December 31, 2001, our reportable segments include our five regions (1) Mid-Atlantic; (2) Midwest;
(3) Southwest; (4) Northern California; and (5) Southern California.

     Our properties are located in 12 markets, which are included in our reportable segments as follows:

Reportable Segment       Market
------------------       ------

Mid-Atlantic             Metropolitan Washington, DC, Atlanta
Midwest                  Chicago, Suburban Detroit
Southwest                Austin, Dallas/Fort Worth, Denver, Houston
Northern California      Sacramento, San Francisco Bay Area
Southern California      Los Angeles, San Diego

     For revenues, profit and loss, and total asset information on each of our segments, see Note (20) to our Consolidated Financial Statements.

Recent Developments

     Using proceeds from our revolving credit facility, in January 2002, we contributed $3.0 million to a joint venture established to develop two multi-story office buildings in Del Mar, California. Our contribution represents a 70% controlling interest in the joint venture. Also using proceeds from our revolving credit facility, we made a loan totaling $6.6 million to the joint venture. The loan, which matures in January 2005, bears interest at 10% per annum for the first twelve months of the loan term and 12% thereafter. The loan requires interest only payments until maturity.

     Subsequent to year end, using proceeds from our revolving credit facility, we purchased the Burnett Plaza Associates loan in the principal amount of $47.0 million from Teachers Insurance and Annuity Association of America. The loan bears interest at 7.5% per annum through March 2002 and 10% per annum through its maturity in December 2002. At the time we purchased this loan, we owned a 20% non-controlling partnership interest in Burnett Plaza Associates, the borrower under the loan, which owns a 1.1 million net rentable square foot office building in Fort Worth, Texas which secures the debt. In March 2002, we purchased from Burnett Plaza - VEF III, L.P., an affiliate of Lend Lease Real Estate Investments and the owner of the remaining 80% interest of Burnett Plaza Associates, all of its interest in the joint venture for a purchase price of approximately $51.2 million. The Burnett transaction was funded with proceeds from our revolving credit facility and in part by the consummation of the private placement of 613,750 common shares of beneficial interest with Salomon Smith Barney Inc. The private placement closed in February 2002 with net proceeds from the sale of the common shares totaling approximately $16.5 million after underwriting discounts and commissions and before offering expenses. Salomon Smith Barney Inc. was granted registration rights and a thirty-day option to purchase up to an additional 92,063 common shares at $28.35 per common share.

     In January 2002, we entered into an interest rate swap agreement with a notional amount of $50.0 million which fixed 30-day LIBOR at 2.2775%. The new swap, which matures January 2003, effectively fixes the interest rate at 3.6525% on $50.0 million of variable rate borrowing.

     In January 2002, Dennis J. DuBois resigned as Executive Vice President and Managing Director of the Southwest Region. Mr. DuBois was responsible for overall asset management, leasing, property management and development for our
5.5 million square foot office portfolio in Dallas, Austin, Denver and Houston. Effective January 2002, Christopher M. Hipps will be the new Managing Director of the Southwest Region. Prior to January 2002, Mr. Hipps served as the Managing Director of the West Region. Effective January 1, 2002, the West Region was divided into the Northern California and Southern California Regions, and Christopher B. Mahon was appointed as Managing Director of the Southern California Region and Daniel K. Cushing was appointed as Managing Director of the Northern California Region.

     On January 3, 2002, we repurchased all of the outstanding 9.45% Series C Cumulative Redeemable Perpetual Preferred Units of our operating partnership for approximately $50.6 million, including accrued and unpaid dividends. This was funded using variable rate borrowings under our revolving credit facility.

Business and Growth Strategies

     Our primary objective is to maximize shareholder value through increases in distributable cash flow per share and appreciation in the value of our common shares. We intend to achieve this objective through a combination of external and internal growth, while maintaining a conservative balance sheet and pursuing a strategy of financial flexibility.

External Growth

     Development

     Development is a key component of our external growth strategy. We intend to capitalize on our development capabilities by selectively developing and redeveloping properties in markets with favorable current and projected long-term growth characteristics and supply-demand imbalances. We control all aspects of the development process, including site selection, project concept, design and construction, financing, leasing and property management. We intend to develop primarily office properties on a build-to-suit basis, but we will also consider selective opportunities for speculative development, when we deem conditions for such development activity appropriate.

     In evaluating potential development opportunities, we rely on the experience of our employees and on our internal research capabilities in considering a number of factors, including:

     . macro-economic issues that impact the market in which the development is to be located;
     .    location and competition in the property's market;
     . occupancy of and demand for properties of a similar type in the same market; and
     . the potential to generate revenue growth at or above levels of economic growth in the property's market.

     During 2001, we began development of one office property located in the San Diego area containing 40,000 net rentable square feet. At December 31, 2001, we had three office properties containing 445,000 square feet in various stages of development. We completed and placed in-service four office properties containing 592,000 net rentable square feet during 2001. The following tables present our properties under development at December 31, 2001 and our development properties placed in-service during 2001:

Properties Under                                                             Number of   Net Rentable
Development                    Segment               Market                  Buildings   Square Feet/(1)/
----------------------------   -------------------   ---------------------   ---------   ----------------
                                                                                          (in thousands)
Barton Skyway IV               Southwest             Austin                      1              223
Carlsbad Pacific Center III    Southern California   San Diego                   1               40
Willow Oaks III                Mid-Atlantic          Metro. Washington, DC       1              182
                                                                                 -              ---
         Total                                                                   3              445
                                                                                 =              ===

Developments                                          Number of   Net Rentable
Placed In-Service   Segment               Market      Buildings   Square Feet/(1)/
-----------------   -------------------   ---------   ---------   ----------------
                                                                   (in thousands)
Barton Skyway II    Southwest             Austin          1              196
Barton Skyway III   Southwest             Austin          1              173
Del Mar Gateway     Southern California   San Diego       1              164
Salton              Midwest               Chicago         1               59
                                                          -              ---
         Total                                            4              592
                                                          =              ===

----------
/(1)/ Net rentable square feet defines the area of a property for which a tenant is required to pay rent, which includes the actual rentable area plus a portion of the common areas of the property allocated to a tenant.

     See "Item 2. Properties" for additional information on our development properties.

     Acquisitions

     Similar to developments, acquisitions are another key component of our external growth strategy. We selectively pursue acquisitions in our core markets when long-term yields make acquisitions attractive.

     We invest opportunistically and pursue assets that are:

     . managed by us and owned by our existing management clients which become available for sale;
     . performing at a level believed to be substantially below potential due to identifiable management weaknesses or temporary market conditions;
     .    encumbered by indebtedness that is in default or is not performing;

     . held or controlled by short-term owners (such as assets held by insurance companies and financial institutions under regulatory pressure to sell); or
     . properties with below market leases, which may be re-leased in the near term to improve cash flow.

     We believe that we are particularly well-positioned to acquire properties because of our:

     .    presence in and knowledge of our 12 markets across the United States;
     .    a diversified base of approximately 1,100 tenants;
     .    existing relationships with 43 different management clients;
     . access to capital as a public company, including our revolving credit facility;
     . reputation as a buyer with the ability to execute complicated transactions;
     . fully-integrated operations which allow rapid response to opportunities;
     . UPREIT structure, which may allow sellers to defer tax consequences on sale; and
     . relationships with real estate brokers, institutional owners, and third-party management clients, which often allow preferential access to opportunities.

     In evaluating potential acquisition opportunities, we rely on the experience of our employees and on our internal research capabilities in considering a number of factors, including:

     . macro-economic issues that impact the market in which the property is located;
     .    location and competition in the property's market;
     . occupancy of and demand for properties of a similar type in the same market;
     .    the construction quality and condition of the property;
     . the potential for increased cash flow after benefiting from our renovations, refurbishment and upgrades;
     .    purchase price relative to replacement costs; and
     . the potential to generate revenue growth at or above levels of economic growth in the property's market.

     Further, we believe that our development expertise enables us to identify the potential for improvement in an acquisition opportunity, which might not be apparent to a buyer without similar expertise.

     During the year ended December 31, 2001, we acquired seven office properties totaling approximately 1.3 million net rentable square feet. The following table sets forth the segment, market, month of acquisition, number of buildings, net rentable square feet and purchase price of the properties we acquired in 2001. See "Item 2. Properties" for additional information relating to our properties.

                                                             Month of     Number of     Net Rentable       Purchase
Acquired Properties    Segment        Market               Acquisition   Buildings    Square Feet/(1)/       Price
--------------------   ------------   ------------------   -----------   ----------   ----------------   -------------
                                                                                       (in thousands)    (in millions)
Campus Point           Mid-Atlantic   Metro. Wash., D.C.   April 2001         1              172             $ 30.1
Greenwood Center       Mid-Atlantic   Metro. Wash., D.C.   April 2001         1              150               24.8
Oakwood Center         Mid-Atlantic   Metro. Wash., D.C.   April 2001         1              128               14.8
Plaza 1900             Mid-Atlantic   Metro. Wash., D.C.   April 2001         1              203               37.5
Tysons International
 Partners/(2)/         Mid-Atlantic   Metro. Wash., D.C.   April 2001         2              452               10.7
Park West at Dulles    Mid-Atlantic   Metro. Wash., D.C.   July 2001          1              152               17.0
                                                                              -            -----             ------
                                                                              7            1,257             $134.9
                                                                              =            =====             ======

------------

/(1)/ Net rentable square feet defines the area of a property for which a tenant is required to pay rent, which includes the actual rentable area plus a portion of the common areas of the property allocated to a tenant.
/(2)/ We acquired a 25% non-controlling interest in Tysons International
      Partners from Brandywine Realty Trust.

Internal Growth

     We seek to maximize the profitability of our properties by renewing leases, maintaining high occupancy rates, increasing rental revenues, and reducing operating costs.

     We strive to achieve increases in rental revenues by negotiating leases that include increases in rent during the lease term, by replacing expiring leases with new leases at higher rental rates and by improving occupancy rates. We also seek to renew existing leases, which reduces the costs of lease rollovers, reduces rental revenue fluctuations and enhances long-term relationships with national tenants that may have space needs in our other markets.

     We strive to achieve reductions in operating costs by performing many functions, e.g., engineering, tax and legal, in-house instead of hiring third parties and by employing benchmarking and best practices methodologies. Our benchmarking program compares operating costs and efficiencies of each property with other office and industrial properties. Under the program, we conduct periodic evaluations of key performance indicators at each building and compare the results to a variety of benchmarks, e.g., specific buildings, portfolios, regions and the industry. Our best practices methodology involves continuously analyzing benchmarking data, investigating properties that perform better than the norm and regularly disseminating and sharing information with respect to the best practices employed at the better performing properties throughout our management system. By employing these methodologies, we believe that we can continue to capitalize on opportunities to reduce operating costs and operate the properties more efficiently and effectively.

     We use centralized cash management, national alliances with service providers, a sophisticated budgeting system and state-of-the-art information systems to improve efficiency and increase profits. Training is provided through Prentiss Properties University, a professional training program that increases consistency within operations and communicates new technology and procedures throughout our organization.

     Asset managers in each region develop a strategy and marketing position for each property. Each property is evaluated using sophisticated valuation software to determine the overall effect of property-level decisions such as lease structures and capital expenditures on asset value. Asset managers also work with property managers and engineers to determine where improvements, such as lighting retrofits and energy management system upgrades, will maximize returns.

Third-Party Management

     At December 31, 2001, we, through Prentiss Properties Resources, Inc., managed or performed property-related services for 252 office, industrial and other properties owned by 43 third-party management clients. These properties are located throughout the United States and contain approximately 19.7 million net rentable square feet.

     Our management business serves a broad base of clients, including major financial institutions and pension funds, large corporate users, real estate advisory firms and real estate investment groups. In addition to property management and leasing, we offer our clients a full range of fee-based services, including tenant construction, leasing, insurance, accounting, tax, acquisition, disposition, facilities management, and corporate and asset management services.

Financing Strategy

     As of December 31, 2001, we had outstanding total indebtedness, including our pro rata share of joint venture debt, of approximately $1.01 billion, or approximately 43.4% of total market capitalization based on a common share price of $27.45 per common share. As of March 20, 2002, we had the approximate capacity to borrow up to an additional $226.0 million under our debt limitation policy. The amount of indebtedness that we may incur, and the policies with respect thereto, are not limited by our declaration of trust and bylaws, and are solely within the discretion of our board of trustees, limited only by various financial covenants in our credit agreements. Although it is our general policy to limit combined indebtedness plus our pro rata share of joint venture debt so that, at the time such debt is incurred, it does not exceed 50% of our total market capitalization, we view ratios such as interest coverage and fixed charge coverage as more stable and indicative measures of our ability to meet debt obligations.

For the year ended December 31, 2001, our interest coverage (earnings before interest, taxes and depreciation and amortization over interest expense) and fixed charge coverage (earnings before interest, taxes and depreciation and amortization over interest expense and perpetual preferred distributions) totaled 3.16 and 2.68 times, respectively. Our credit agreements limit total indebtedness to 55% of total assets and require an interest coverage ratio of at least 2 to 1.

Competition

     We operate in five regions: Mid-Atlantic, Midwest, Southwest, Northern California and Southern California and compete with many local, regional and national competitors in the office and industrial sectors. These five regions comprise 12 markets nationwide. The markets in which we operate are not dominated by any one owner or by us. In each market we compete on a number of factors including rental rates, tenant concessions, quality and location of buildings, quality of property management, and other economic and non-economic factors. Our major competitors in each region include the following companies:

Segment               Competitors
-------               -----------
Mid-Atlantic          Boston Properties, CarrAmerica Realty Corp., Equity Office Properties, Vornado Realty
                      Trust

Midwest               CarrAmerica Realty Corp., Duke-Weeks Realty Corp., Equity Office Properties, Great
                      Lakes REIT, John Buck Co., Prime Group

Southwest             CarrAmerica Realty Corp., Crescent Real Estate Equities, Equity Office Properties,
                      Lincoln Property Co., Trammell Crow Co.

Northern California   Boston Properties, CarrAmerica Realty Corp., Equity Office Properties, Shorenstein Co.

Southern California   Arden Realty, CarrAmerica Realty Corp., Equity Office Properties, Kilroy Realty Corp.

Item 2. Properties

     At December 31, 2001, we owned interests in 146 properties totaling 17.6 million net rentable square feet with no individual property representing either 10% or more of our total assets at December 31, 2001 or gross revenues for the year ended December 31, 2001. The properties consist of 108 office properties comprising approximately 14.4 million net rentable square feet and 38 industrial properties comprising approximately 3.2 million net rentable square feet. As of December 31, 2001, all of these properties are wholly-owned by us (through our subsidiaries), except the following:

          (1) the Broadmoor Austin properties, which are held pursuant to a 100% leasehold interest by Broadmoor Austin Associates, a joint venture, in which we own a 50% non-controlling interest;

          (2) the Burnett Plaza property, which is owned by Burnett Plaza Associates, a joint venture, in which we owned a 20% non-controlling interest as of December 31, 2001;

          (3) the 1676 International and 8260 Greensboro properties, which are owned by Tysons International Partners, a joint venture, in which we own a 25% non-controlling interest;

          (4) One Northwestern Plaza, a property in which we own a 100% leasehold interest; and

          (5) 6600 Rockledge Drive, a property, in which we own a 100% leasehold interest.

     In March 2002, we purchased the remaining 80% interest of Burnett Plaza Associates from an affiliate of Lend Lease Real Estate Investments.

     The following table presents specific information about our 146 properties as of December 31, 2001:

                                                                                               Net          Total Base      Percent
                                                                  Year(s)     Number        Rentable         Rent for       Leased
                                 Building                           Built/       of           Square         Year Ended       As of
Property Name                     Type             Market        Renovated   Buildings      Feet/(E)/     12/31/01/(F)/    12/31/01
-----------------------------   ----------   -----------------   ---------   ---------   --------------   --------------   --------
                                                                                         (in thousands)   (in thousands)
Cumberland Office Park          Office       Atlanta             1972-1999        9             644          $11,207           91
1676 International/(A)/         Office       Metro. Wash., DC       1999          1              74            1,524          100
2411 Dulles Corner Road         Office       Metro. Wash., DC       1990          1             177            4,891           99
2455 Horsepen Road              Office       Metro. Wash., DC       1989          1             104            2,821          100
3130 Fairview Park Drive        Office       Metro. Wash., DC       1999          1             183            5,316          100
3141 Fairview Park Drive        Office       Metro. Wash., DC       1988          1             192            2,969           90
4401 Fair Lakes Court           Office       Metro. Wash., DC       1988          1              59            1,407           95
6600 Rockledge Drive            Office       Metro. Wash., DC       1981          1             156            3,921          100
7101 Wisconsin Avenue           Office       Metro. Wash., DC       1975          1             237            5,120           90
8260 Greensboro/(A)/            Office       Metro. Wash., DC       1980          1              39              607           90
8521 Leesburg Pike              Office       Metro. Wash., DC       1984          1             145            3,059          100
Calverton Office Park           Office       Metro. Wash., DC    1981-1987        3             307            5,664           95
Campus Point                    Office       Metro. Wash., DC       1985          1             172            2,030          100
Fairmont Building               Office       Metro, Wash., DC    1964/1997        1             122            2,852           95
Greenwood Center                Office       Metro. Wash., DC       1985          1             150            2,603           99
Oakwood Center                  Office       Metro, Wash., DC       1982          1             128            2,010           97
Park West at Dulles             Office       Metro, Wash., DC       1997          1             152              182          100
Plaza 1900                      Office       Metro, Wash., DC       1989          1             203            3,137          100
Research Office Center I & II   Office       Metro. Wash., DC    1986-1990        2             291            5,689          100
Research Office Center III      Office       Metro. Wash., DC       2000          1             148            3,932          100
Willow Oaks I & II              Office       Metro. Wash., DC    1986-1989        2             387            6,843           99
Willow Oaks III                 Office       Metro. Wash., DC     --/(D)/         1             182                0            0
Metro. Wash., DC Industrial     Industrial   Metro. Wash., DC    1974-1990        7             875            3,662          100
                                                                                 --           -----          -------
   Total Mid-Atlantic
   Region                                                                        41           5,127           81,446
                                                                                 --           -----          -------

123 North Wacker Drive          Office       Chicago                1986          1             537            6,714           56
1717 Deerfield Road             Office       Chicago                1985          1             138            2,396          100
1800 Sherman Avenue             Office       Chicago                1986          1             136            3,363          100
701 Warrenville Road            Office       Chicago                1988          1              67              875           81
Bannockburn Centre              Office       Chicago                1999          1             257            4,325          100
Corporetum Office Campus        Office       Chicago             1984-1987        5             324            6,092           99
O'Hare Plaza II                 Office       Chicago                1986          1             234            5,959           89
One O'Hare Centre               Office       Chicago                1984          1             380            6,470           87
Salton                          Office       Chicago                2001          1              59              528          100
Chicago Industrial              Industrial   Chicago             1987-1988        4             682            2,399          100
One Northwestern Plaza          Office       Sub. Detroit           1989          1             242            5,521           91
                                                                                 --           -----          -------
   Total Midwest Region                                                          18           3,056           44,642
                                                                                 --           -----          -------

Barton Skyway I                 Office       Austin                 1999          1             195            3,478          100
Barton Skyway II                Office       Austin                 2001          1             196            3,092          100
Barton Skyway III               Office       Austin                 2001          1             173            1,803           99
Barton Skyway IV                Office       Austin                    /(D)/      1             223              185           93
                                                                    --
Broadmoor Austin/(B)/           Office       Austin                 1991          7             556            9,709          100
Cielo Center                    Office       Austin                 1984          3             271            5,992           89
Spyglass Point                  Office       Austin                 1999          1              58              964          100
Bachman East                    Office       Dallas/Fort Worth      1986          1             126            1,463           67
Bachman West                    Office       Dallas/Fort Worth      1986          1              70            1,235           77
Burnett Plaza/(C)/              Office       Dallas/Fort Worth      1983          1             205            3,392           96
Cottonwood Office Center        Office       Dallas/Fort Worth      1986          3             164            2,765           93
IBM Call Center                 Office       Dallas/Fort Worth      1998          1             150            2,120          100
Lakeview Center                 Office       Dallas/Fort Worth      2000          1             101            1,243           88
Millennium Center               Office       Dallas/Fort Worth      1999          1              99            1,396          100
Park West C2                    Office       Dallas/Fort Worth      1989          1             349            8,091           99

                                                                                               Net         Total Base       Percent
                                                                  Year(s)     Number        Rentable        Rent for        Leased
                                 Building                          Built/       of           Square         Year Ended       As of
Property Name                      Type            Market        Renovated   Buildings      Feet/(E)/     12/31/01/(F)/    12/31/01
-----------------------------   ----------   -----------------   ---------   ---------   --------------   --------------   --------
                                                                                         (in thousands)   (in thousands)
Park West E1                    Office       Dallas/Fort Worth      1982          1             183             3,107         100
Park West E2                    Office       Dallas/Fort Worth      1985          1             201             2,816          93
Walnut Glen Tower               Office       Dallas/Fort Worth      1985          1             464             8,137          91
WestPoint Office Building       Office       Dallas/Fort Worth      1998          1             150             3,253          53
Carrara Place                   Office       Denver                 1982          1             234             3,170          71
Highland Court                  Office       Denver                 1986          1              93             1,426          84
Orchard Place I & II            Office       Denver                 1980          2             105             1,762          97
PacifiCare Building             Office       Denver                 1983          1             198             2,793          87
Panorama Point                  Office       Denver                 1983          1              79             1,474          94
International Energy Center     Office       Houston             1982/1990        1             156             1,828          82
One Westchase Center            Office       Houston                1982          1             466             7,415          81
Westheimer Central Plaza        Office       Houston                1982          1             183             2,767          95
                                                                                ---          ------          --------
   Total Southwest
   Region                                                                        38           5,448            86,876
                                                                                ---          ------          --------

Natomas Corporate Center        Office       Sacramento          1984-1991        6             566            11,490          98
Lake Merritt Tower I            Office       San Francisco          1990          1             201             5,108          99
                                             Bay Area
The Ordway                      Office       San Francisco          1970          1             531            13,978          97
                                             Bay Area
World Savings Center            Office       San Francisco          1985          1             272             6,951         100
                                                                                ---          ------          --------
                                             Bay Area
   Total Northern
   California Region                                                              9           1,570            37,527
                                                                                ---          ------          --------

The Academy                     Office       Los Angeles            1991          3             194             3,111          72
Los Angeles Industrial          Industrial   Los Angeles         1973-1983       18           1,253             6,683         100
Carlsbad Pacific
Center I & II                   Office       San Diego           1986-1989        2              90             2,039          98
Carlsbad Pacific
Center III                      Office       San Diego                 /(D)/      1              40                 0          47
                                                                    --
Carlsbad Pacifica               Office       San Diego              1986          1              49             1,124         100
Del Mar Gateway                 Office       San Diego              2001          1             164             4,937         100
Executive Center
Del Mar                         Office       San Diego              1998          2             113             3,124         100
Plaza I & II                    Office       San Diego           1988-1989        2              89             2,063          98
The Campus                      Office       San Diego              1988          1              45               861          78
San Diego Industrial            Industrial   San Diego           1985-1988        9             359             2,699          94
                                                                                ---          ------          --------
   Total Southern                                                                40           2,396            26,641
                                                                                ---          ------          --------
   California Region

   Total Properties                                                             146          17,597          $277,132
                                                                                ===          ======          ========

----------

     /(A)/ We hold a 25% non-controlling interest in Tysons International
          Partners. Tysons International Partners owns the 1676 International and 8260 Greensboro properties located in the Metropolitan Washington, D.C. area. We account for our interest using the equity method of accounting.
     /(B)/ We hold a 50% non-controlling interest in Broadmoor Austin
          Associates. Broadmoor Austin Associates owns an office complex in Austin, Texas, consisting of seven properties. We account for our interest using the equity method of accounting.
     /(C)/ As of December 31, 2001, we held a 20% non-controlling interest in Burnett Plaza Associates. Burnett Plaza Associates owns a single 1.0 million net rentable square foot office property in downtown Fort Worth, Texas. We account for our interest using the equity method of accounting. See "Item 1. Business - Recent Developments" regarding our subsequent purchase of the remaining 80% interest in Burnett Plaza Associates.

     /(D)/ Properties in various stages of development or properties that have been recently developed by us and are in various stages of lease-up. See "Item 1. Business - Business and Growth Strategies" for further disclosure on our development properties.
     /(E)/ Net rentable square feet defines the area of a property for which a tenant is required to pay rent, which includes the actual rentable area plus a portion of the common areas of the property allocated to a tenant.
     /(F)/ Total base rent for the year ended December 31, 2001 includes the fixed rental amount due for the year ended December 31, 2001 under contractual lease obligations, which excludes (1) lease termination payments; (2) parking rent; (3) future contractual or contingent rent escalations; and (4) additional rent payable by tenants for items such as common area maintenance, real estate taxes and other expense reimbursements.

     At December 31, 2001, including our pro rata share of debt on our joint venture properties, we had $814.2 million of mortgages on our properties, which represents 80.8% of our total outstanding indebtedness. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of mortgage debt related to the properties.

     Our properties are leased to local, national and foreign companies engaged in a variety of business including computer systems design, management, insurance, broadcasting and telecommunications, legal services, and information services. As of December 31, 2001, we had approximately 1,100 tenants, with the following 7 tenants representing approximately 19% of our aggregate annualized based rent and approximately 16% of our total net rentable square footage:
International Business Machines, Kaiser Foundation Health Plan, Verizon Communications, MCI WorldCom, Northrop Grumman Corporation, Aspen Systems Corporation and Moore North America. Leases typically contain provisions permitting tenants to renew expiring leases at prevailing market rates. Approximately 65% of our total leased rentable square footage is under full service gross leases under which tenants typically pay for all real estate taxes and operating expenses above those for an established base year or expense stop. Our remaining square footage is under triple net and modified gross leases. Triple net and modified gross leases are those where tenants pay not only base rent, but also some or all real estate taxes and operating expenses of the leased property. Tenants generally reimburse us the full direct cost, without regard to a base year or expense stop, for use of lighting, heating and air conditioning during non-business hours, and for on-site monthly employee and visitor parking. We are generally responsible for structural repairs. Our in-place leases have terms, on average, ranging from five to seven years in length.

     The following table sets forth a 10-year schedule of the operating properties' lease expirations for leases in place as of December 31, 2001.

   Office
 Properties                        2002      2003       2004       2005       2006       2007      2008      2009      2010
------------                      ------    ------    -------    -------    -------    -------    ------    ------    ------
Mid-Atlantic   Square Feet           296       284        831        515        714        546        97       286        47
Region         Expiring (000's)
               Square Feet as a        7%        7%        20%        13%        18%        13%        2%        7%        1%
               % of NRA
               Annualized Base    $6,767    $6,256    $17,572    $13,211    $17,601    $13,319    $3,097    $7,845    $1,318
               Rent in Expiring
               Year (000's)
               Annualized Base    $22.86    $22.03    $ 21.15    $ 25.65    $ 24.65    $ 24.39    $31.93    $27.43    $28.04
               Rent PSF in
               Expiring Year
               Number of Leases       48        44         52         28         41         18         5         8         6
               Expiring

Midwest        Square Feet           202       389        248        204        140         65        18        19        24
Region         Expiring (000's)
               Square Feet as a        9%       16%        10%         9%         6%         3%        1%        1%        1%
               % of NRA
               Annualized Base    $4,353    $8,316    $ 6,574    $ 4,495    $ 3,539    $ 1,700    $  437    $  533    $  557
               Rent in Expiring
               Year (000's)
               Annualized Base    $21.55    $21.38    $ 26.51    $ 22.03    $ 25.28    $ 26.15    $24.28    $28.05    $23.21
               Rent PSF in
               Expiring Year
               Number of Leases       26        25         21         25         19          8         2         3         2
               Expiring

   Office
 Properties                        2011     Thereafter
------------                      ------    ----------
Mid-Atlantic   Square Feet           162        151
Region         Expiring (000's)
               Square Feet as a        4%         4%
               % of NRA
               Annualized Base    $5,337     $4,836
               Rent in Expiring
               Year (000's)
               Annualized Base    $32.94     $32.03
               Rent PSF in
               Expiring Year
               Number of Leases        5          4
               Expiring

Midwest        Square Feet           355        364
Region         Expiring (000's)
               Square Feet as a       15%        15%
               % of NRA
               Annualized Base    $8,665     $9,106
               Rent in Expiring
               Year (000's)
               Annualized Base    $24.41     $25.02
               Rent PSF in
               Expiring Year
               Number of Leases        5         14
               Expiring

                                    2002       2003       2004       2005       2006       2007      2008       2009      2010
                                  -------    -------    -------    -------    -------    -------    ------    -------    ------
Southwest      Square Feet            243        385        739        712        564        402       243        616       191
Region         Expiring (000's)
               Square Feet as a         5%         7%        14%        14%        11%         8%        5%        12%        4%
               % of NRA
               Annualized Base    $ 4,689    $ 7,476    $13,307    $13,963    $11,432    $ 7,965    $4,339    $14,405    $3,281
               Rent in Expiring
               Year (000's)
               Annualized Base    $ 19.30    $ 19.42    $ 18.01    $ 19.61    $ 20.29    $ 19.81    $17.86    $ 23.38    $17.18
               Rent PSF in
               Expiring Year
               Number of Leases        69         73         71         52         37         18         7         15         8
               Expiring

Northern       Square Feet             90        256        225        169        103        194        17        115        63
California     Expiring (000's)
Region         Square Feet as a         6%        16%        14%        11%         7%        12%        1%         7%        4%
               % of NRA
               Annualized Base    $ 2,305    $ 6.217    $ 5,915    $ 4,210    $ 3,020    $ 5,317    $  564    $ 2,788    $2,247
               Rent in Expiring
               Year (000's)
               Annualized Base    $ 25.61    $ 24.29    $ 26.29    $ 24.91    $ 29.32    $ 27.41    $33.18    $ 24.24    $35.67
               Rent PSF in
               Expiring Year
               Number of Leases        28         20         27         22         11          4         1          4         1
               Expiring

Southern       Square Feet             61        152         92        141         49         10        22          0        29
California     Expiring (000's)
Region         Square Feet as a         8%        20%        12%        19%         7%         1%        3%         0%        4%
               % of NRA
               Annualized Base    $ 1,413    $ 4,096    $ 2,672    $ 3,666    $ 1,273    $   258    $  640    $     0    $1,090
               Rent in Expiring
               Year (000's)
               Annualized Base    $ 23.16    $ 26.95    $ 29.04    $ 26.00    $ 25.98    $ 25.80    $29.09    $  0.00    $37.59
               Rent PSF in
               Expiring Year
               Number of Leases        23         38         28         13          5          2         2          0         1
               Expiring

Total          Square Feet            892      1,466      2,135      1,741      1,570      1,217       397      1,036       354
Office         Expiring (000's)
Properties     Square Feet as a         6%        10%        15%        12%        11%         9%        3%         7%        3%
               % of NRA
               Annualized Base    $19,527    $32,361    $46,040    $39,545    $36,865    $28,559    $9,077    $25,571    $8,493
               Rent in Expiring
               Year (000's)
               Annualized Base    $ 21.89    $ 22.07    $ 21.56    $ 22.71    $ 23.49    $ 23.47    $22.86    $ 24.68    $23.99
               Rent PSF in
               Expiring Year
               Number of Leases       194        200        199        140        113         50        17         30        18
               Expiring

                                    2011     Thereafter
                                  -------    ----------
Southwest      Square Feet            569           68
Region         Expiring (000's)
               Square Feet as a        11%           1%
               % of NRA
               Annualized Base    $12,173      $ 1,207
               Rent in Expiring
               Year (000's)
               Annualized Base    $ 21.38      $ 17.75
               Rent PSF in
               Expiring Year
               Number of Leases         9            4
               Expiring

Northern       Square Feet            307            0
California     Expiring (000's)
Region         Square Feet as a        20%           0%
               % of NRA
               Annualized Base    $10,090      $     0
               Rent in Expiring
               Year (000's)
               Annualized Base    $ 32.87      $  0.00
               Rent PSF in
               Expiring Year
               Number of Leases         2            0
               Expiring

Southern       Square Feet            119            0
California     Expiring (000's)
Region         Square Feet as a        16%           0%
               % of NRA
               Annualized Base    $ 3,835      $     0
               Rent in Expiring
               Year (000's)
               Annualized Base    $ 32.23      $  0.00
               Rent PSF in
               Expiring Year
               Number of Leases         2            0
               Expiring

Total          Square Feet          1,512          583
Office         Expiring (000's)
Properties     Square Feet as a        11%           4%
               % of NRA
               Annualized Base    $40,100      $15,149
               Rent in Expiring
               Year (000's)
               Annualized Base    $ 26.51      $ 25.98
               Rent PSF in
               Expiring Year
               Number of Leases        23           22
               Expiring

 Industrial
 Properties                        2002     2003    2004     2005     006    2007    2008    2009    2010
 ----------                       -----    ------   -----   ------   -----   -----   -----   -----   -----
Mid-Atlantic   Square Feet           86       247       0      348     194       0       0       0       0
               Expiring (000's)
Region         Square Feet as a      10%       28%      0%      40%     22%      0%      0%      0%      0%
               % of NRA
               Annualized Base    $ 396    $1,156   $   0   $1,576   $ 913   $   0   $   0   $   0   $   0
               Rent in Expiring
               Year (000's)
               Annualized Base    $4.60    $ 4.68   $0.00   $ 4.53   $4.71   $0.00   $0.00   $0.00   $0.00
               Rent PSF in
               Expiring Year

 Industrial
 Properties                       2011    Thereafter
 ----------                       -----   ----------
Mid-Atlantic   Square Feet            0         0
               Expiring (000's)
Region         Square Feet as a       0%        0%
               % of NRA
               Annualized Base    $   0     $   0
               Rent in Expiring
               Year (000's)
               Annualized Base    $0.00     $0.00
               Rent PSF in
               Expiring Year

Industrial
Properties                          2002      2003      2004      2005      2006      2007      2008     2009     2010
----------                         ------    ------    ------    ------    ------    ------    ------    -----    -----
               Number of Leases         4         3         0         4         4         0         0        0        0
               Expiring

Midwest        Square Feet             75        15       136         0       189         0       267        0        0
Region         Expiring (000's)
               Square Feet as a        11%        2%       20%        0%       28%        0%       39%       0%       0%
               % of NRA
               Annualized Base     $  396    $   69    $  534    $    0    $  648    $    0    $  988    $   0    $   0
               Rent in Expiring
               Year (000's)
               Annualized Base     $ 5.28    $ 4.60    $ 3.93    $ 0.00    $ 3.43    $ 0.00    $ 3.70    $0.00    $0.00
               Rent PSF in
               Expiring Year
               Number of Leases         4         1         2         0         1         0         1        0        0
               Expiring

Southern       Square Feet             60       338       361       298        57       398        48       31        0
California     Expiring (000's)
Region         Square Feet as a         4%       21%       22%       18%        4%       25%        3%       2%       0%
               % of NRA
               Annualized Base     $  564    $2,261    $2,152    $2,569    $  700    $2,770    $  276    $ 300    $   0
               Rent in Expiring
               Year (000's)
               Annualized Base     $ 9.40    $ 6.69    $ 5.96    $ 8.62    $12.28    $ 6.96    $ 5.75    $9.68    $0.00
               Rent PSF in
               Expiring Year
               Number of Leases        15        12        11         7         3         2         1        1        0
               Expiring

Total          Square Feet            221       600       497       646       440       398       315       31        0
Industrial     Expiring (000's)
Properties     Square Feet as a         7%       19%       16%       20%       14%       12%       10%       1%       0%
               % of NRA
               Annualized Base     $1,356    $3,486    $2,686    $4,145    $2,261    $2,770    $1,264    $ 300    $   0
               Rent in Expiring
               Year (000's)
               Annualized Base     $ 6.14    $ 5.81    $ 5.40    $ 6.42    $ 5.14    $ 6.96    $ 4.01    $9.68    $0.00
               Rent PSF in
               Expiring Year
               Number of Leases        23        16        13        11         8         2         2        1        0
               Expiring

 Industrial
 Properties                         2011     Thereafter
 ----------                        ------    ----------
               Number of Leases        0           0
               Expiring

Midwest        Square Feet             0           0
Region         Expiring (000's)
               Square Feet as a        0%          0%
               % of NRA
               Annualized Base     $   0       $   0
               Rent in Expiring
               Year (000's)
               Annualized Base     $0.00       $0.00
               Rent PSF in
               Expiring Year
               Number of Leases        0           0
               Expiring

Southern       Square Feet             0           0
California     Expiring (000's)
Region         Square Feet as a        0%          0%
               % of NRA
               Annualized Base     $   0       $   0
               Rent in Expiring
               Year (000's)
               Annualized Base     $0.00       $0.00
               Rent PSF in
               Expiring Year
               Number of Leases        0           0
               Expiring

Total          Square Feet             0           0
Industrial     Expiring (000's)
Properties     Square Feet as a        0%          0%
               % of NRA
               Annualized Base     $   0       $   0
               Rent in Expiring
               Year (000's)
               Annualized Base     $0.00       $0.00
               Rent PSF in
               Expiring Year
               Number of Leases        0           0
               Expiring

     We are actively engaged in and have significant experience in the development, redevelopment and renovation of office and industrial properties. Subject to supply and demand, we expect to have the total projected costs of our properties under development comprise approximately 10-15% of our total market capitalization at any point in time. Due to current market conditions, we have scaled back our development activity, and as a result, at December 31, 2001, we had 445,000 net rentable square feet of properties under development with an estimated development cost of $83.7 million, or 3.6% of our total market capitalization. In addition to developing new properties, we are involved in substantial levels of construction activity in the normal course of owning and operating buildings. Such activity includes building out interior space for tenants, expansions of existing buildings, and repairs necessary to upgrade or maintain the quality of the buildings. The table below sets forth a schedule of the segment, market, net rentable square feet and estimated cost of each of our development properties.

Properties                                                                    Net Rentable       Estimated
Under Development             Segment               Market                  Square Feet/(1)/     Cost/(2)/
---------------------------   -------------------   ---------------------   ----------------   -------------
                                                                             (in thousands)    (in millions)
Barton Skyway IV              Southwest             Austin                        223              $38.6
Carlsbad Pacific Center III   Southern California   San Diego                      40                7.5
Willow Oaks III               Mid-Atlantic          Metro. Washington, DC         182               37.6
                                                                                  ---              -----
         Total                                                                    445              $83.7
                                                                                  ===              =====

----------

/(1)/ Net rentable square feet defines the area of a property for which a tenant is required to pay rent, which includes the actual rentable area plus a portion of the common areas of the property allocated to a tenant.

/(2)/ As of December 31, 2001, we have incurred $64.4 million of the total estimated cost of our development properties.

Insurance

     We have and will keep in force comprehensive insurance, including liability, fire, workers' compensation, extended coverage, rental loss and, when available on reasonable commercial terms, flood and earthquake insurance, with policy specifications, limits and deductibles customarily carried for similar properties. We currently maintain insurance to cover environmental conditions and business interruption if and when they occur. This policy covers both governmental and third-party claims associated with the covered environmental conditions. Our real property insurance policies exclude earthquake coverage for properties located within California. As a result, we maintain a $100 million blanket earthquake policy on the properties we own in Northern and Southern California. Certain types of losses, however, generally of a catastrophic nature, such as acts of war, are either uninsurable or the cost of obtaining insurance is so high that it is more prudent to accept the risk of loss. Our real property insurance policies put into effect before September 11, 2001 do not expressly exclude coverage from hostile acts, except for acts of war. Following the terrorist acts of September 11, 2001, however, insurance policies purchased by us may expressly exclude hostile acts, and it may be impossible to obtain insurance covering terrorist attacks. We may not be able to purchase policies in the future with coverage limits and deductibles similar to those that were available before September 11, 2001. In addition, we expect our insurance premiums to increase in the future, which may have an adverse impact on our cash flow. We believe that our properties are adequately insured in accordance with industry standards.

Item 3. Legal Proceedings

     Neither we nor our affiliates (other than in a representative capacity) are presently subject to any material litigation. To our knowledge, no litigation has been threatened against us or our affiliates other than routine actions and administrative proceedings, substantially all of which are expected to be covered by liability insurance and which, in the aggregate, are not expected to have a material adverse effect on our business or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of our security holders during the fourth quarter of 2001 through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

Market Information

     Our common shares commenced trading on the NYSE on October 17, 1996 under the symbol "PP." As of March 20, 2002, the last reported sales price per common share on the NYSE was $29.40 per common share. The following table sets forth the high and low sales price per common share reported on the NYSE as traded for the periods indicated.

Period                                                   High    Low
------                                                  -----   -----
2001
   Fourth Quarter ...................................   28.29   24.36
   Third Quarter ....................................   29.16   25.80
   Second Quarter ...................................   27.10   23.70
   First Quarter ....................................   27.00   23.76
2000
   Fourth Quarter ...................................   27.50   24.44
   Third Quarter ....................................   26.50   23.88
   Second Quarter ...................................   26.50   21.44
   First Quarter ....................................   22.50   19.00

Holders

     At March 20, 2002, we had approximately 480 holders of record and approximately 7,500 beneficial owners of our common shares. As of March 20, 2002, all of our 3,773,585 Series D Preferred Shares, which are convertible into our common shares subject to certain limitations, were held by Security Capital Preferred Growth, Incorporated. In addition, the units of limited partnership interest in the operating partnership, which are redeemable for common shares subject to limitations, were held by 22 entities or persons.

     In order to comply with certain requirements related to qualification as a REIT, our organizational documents limit the number of outstanding common shares that may be owned by any single person or affiliated group to 8.5% of the outstanding common shares (other than Michael V. Prentiss, for whom the ownership limitation is 15%, and Security Capital Preferred Growth, Incorporated, for whom the ownership limitation is 11%).

Dividends

     We have adopted a policy of paying regular quarterly distributions on our common shares and cash distributions have been paid on our common shares with respect to each such period since our inception. The following table sets forth information regarding the declaration and payment of distributions by us in 2001 and 2000.

                                    Distribution   Distribution     Per Share
                                       Record        Payment      Distribution
Period Which Distribution Relates       Date           Date          Amount
---------------------------------   ------------   ------------   ------------
2001
     Fourth Quarter                   12/28/01        1/11/02        $0.535
     Third Quarter                     9/28/01       10/12/01        $0.535
     Second Quarter                    6/29/01        7/13/01        $0.535
     First Quarter                     3/30/01        4/12/01        $0.485
2000
     Fourth Quarter                   12/29/00        1/12/01        $0.485
     Third Quarter                     9/29/00       10/13/00        $0.485
     Second Quarter                    6/30/00        7/14/00        $0.485
     First Quarter                     3/31/00        4/14/00        $0.440

     For tax purposes, the foregoing distributions represent an approximate 8.9% and 9.2% return of capital in 2001 and 2000, respectively. In order to maintain our qualification as a REIT, beginning in 2001, we must make annual distributions to our shareholders of at least 90% of our taxable income, excluding net capital gains. During the year ended December 31, 2001, we declared distributions totaling $2.09 per share. Prior to 2001, we were required to make annual distributions to our shareholders of at least 95% of our taxable income, excluding net capital gains. During the year ended December 31, 2000, we declared distributions totaling $1.895 per share. Under certain circumstances we may be required to make distributions in excess of cash available for distribution in order to meet such REIT distribution requirements. In such event, we presently would expect to borrow funds, or to sell assets for cash, to the extent necessary to obtain cash sufficient to make the distributions required to retain our qualification as a REIT for federal income tax purposes.

     We declared a cash distribution for the first quarter of 2002 in the amount of $.535 per share, payable on April 12, 2002 to holders of record on March 29, 2002. We currently anticipate that we will maintain at least the current distribution rate for the immediate future, unless actual results of operations, economic conditions or other factors differ from our current expectations. Future distributions, if any, paid by us will be at the discretion of our board of trustees and will depend on our cash flow, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors as our board of trustees deems relevant.

Item 6.  Selected Financial and Operating Data

     The following section sets forth our selected consolidated financial and operating data. The following data should be read in conjunction with the historical Consolidated Financial Statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.

     The selected historical consolidated financial data has been derived from our historical Consolidated Financial Statements and our notes thereto audited by PricewaterhouseCoopers LLP, independent accountants.

                                                                  Year Ended December 31,
                                                 --------------------------------------------------------
Operating Data:                                    2001        2000        1999        1998        1997
                                                 --------    --------    --------    --------    --------
(in thousands, except per share amounts)
Rental income ................................   $339,377    $335,853    $297,147    $235,650    $127,089
Fee and other income .........................      5,042       4,555       3,325       5,964       4,639
                                                 --------    --------    --------    --------    --------
Total revenues ...............................    344,419     340,408     300,472     241,614     131,728
Operating expenses ...........................     89,309      87,795      78,446      65,191      37,221
Real estate taxes ............................     38,355      38,400      34,201      25,512      13,742
Interest expense .............................     66,079      72,727      60,472      42,681      21,955
Real estate depreciation and amortization.....     64,190      63,328      54,482      41,828      21,600
Other depreciation and amortization ..........         78          71          53          --          --
Equity in income of  joint ventures
     and unconsolidated subsidiaries .........      3,131       3,843       4,294       7,398       5,208
Merger termination fee, net ..................     17,000       4,091          --          --          --
                                                 --------    --------    --------    --------    --------
Income before gain or loss, minority
     interests, and extraordinary items ......    106,539      86,021      77,112      73,800      42,418
Gain on sales ................................     13,895         221      16,105      14,416         641
Loss on investment in securities .............         --      (1,000)         --          --          --
Minority interests(1) ........................    (17,601)    (15,657)    (12,735)     (7,796)     (5,235)
                                                 --------    --------    --------    --------    --------
Income before extraordinary items ............    102,833      69,585      80,482      80,420      37,824
Extraordinary items ..........................       (367)         --          --      (9,001)       (878)
                                                 --------    --------    --------    --------    --------
Net income ...................................    102,466      69,585      80,482      71,419      36,946
Preferred dividends ..........................     (7,887)     (7,151)     (6,491)     (5,655)        (25)
                                                 --------    --------    --------    --------    --------
Net income applicable to common
     shareholders ............................     94,579      62,434      73,991      65,764      36,921
                                                 ========    ========    ========    ========    ========

Net income per common share - basic ..........   $   2.57    $   1.72    $   1.95    $   1.70    $   1.48
                                                 ========    ========    ========    ========    ========
Net income per common share before
     extraordinary items - basic .............   $   2.58    $   1.72    $   1.95    $   1.93    $   1.52
                                                 ========    ========    ========    ========    ========
Weighted average number of common shares
     outstanding .............................     36,736      36,273      37,875      38,742      24,930
                                                 ========    ========    ========    ========    ========

Net income per common share - diluted ........   $   2.51    $   1.71    $   1.93    $   1.68    $   1.46
                                                 ========    ========    ========    ========    ========
Net income per common share before
     extraordinary items - diluted ...........   $   2.52    $   1.71    $   1.93    $   1.89    $   1.49
                                                 ========    ========    ========    ========    ========
Weighted average number of common shares
     and common share equivalents
     outstanding .............................     40,849      36,515      41,729      42,497      25,307
                                                 ========    ========    ========    ========    ========

                                                           As of or For the Year Ended December 31,
                                            ------------------------------------------------------------------
Balance Sheet Data:                            2001          2000          1999          1998          1997
                                            ----------    ----------    ----------    ----------    ----------
(in thousands)
Operating real estate, before accumulated
     depreciation .......................   $1,807,039    $1,869,694    $1,780,386    $1,648,732    $1,110,815
Operating real estate, after accumulated
     depreciation .......................    1,660,690     1,743,064     1,688,925     1,623,941     1,074,672
Cash and cash equivalents ...............        5,845         5,452        13,313         5,523         7,075
Total assets ............................    2,030,593     2,117,875     1,994,663     1,871,145     1,239,846
Mortgages and notes payable .............      907,734     1,007,800       896,810       800,263       420,030
Total liabilities .......................    1,024,607     1,132,858       983,850       880,447       470,607
Minority interests ......................      186,186       178,753       179,320       130,120        72,607
Shareholders' equity ....................      819,800       806,264       831,493       860,578       696,632

Other Data:
(in thousands)
Cash flow from operations ...............   $  157,293    $  158,118    $  119,664    $  101,986    $   61,458
Cash flow from investing ................      (49,723)     (169,368)     (140,377)     (563,851)     (660,263)
Cash flow from financing ................     (107,177)        3,389        28,503       460,313       598,654
EBITDA/(2)/..............................      231,162       227,785       201,243       166,454        95,551
Funds from operations/(3)/...............      143,946       134,311       124,665       113,620        66,047

Property Data:
(square feet in thousands)
Number of properties ....................          146           181           199           233           161
Total net rentable square feet ..........       17,597        19,497        19,848        20,963        18,082
Occupancy % .............................           94%           96%           96%           97%           96%

----------

/(1)/ Represents the limited partners' interest in the operating partnership as well as the limited partners' interest in certain real estate partnerships. /(2)/ EBITDA means operating income before mortgage and other interest expense, income taxes, depreciation and amortization. We believe that EBITDA is useful to investors as an indication of our ability to service debt and pay cash distributions. EBITDA, as calculated by us, is not comparable to EBITDA reported by other REITs that do not define EBITDA exactly as we do. EBITDA does not represent cash generated from operating activities in accordance with generally accepted accounting principles, and should not be considered as an alternative to operating income or net income as an indicator of performance or as an alternative to cash flows from operating activities as an indicator of liquidity. Our EBITDA for the respective periods is calculated as follows:

                                                                 Year Ended December 31,
                                                -------------------------------------------------------
EBITDA                                            2001        2000        1999        1998       1997
                                                --------    --------    --------    --------    -------
(in thousands)
Net income ..................................   $102,466    $ 69,585    $ 80,482    $ 71,419    $36,946
Add:
     Interest expense .......................     66,079      72,727      60,472      42,681     21,995
     Real estate depreciation and
         amortization .......................     64,190      63,328      54,482      41,828     21,600
     Other depreciation and amortization.....         78          71          53          --         --
     EBITDA of unconsolidated subsidiaries...        660       2,062       2,837       6,086      5,434
     EBITDA of unconsolidated real estate
         joint ventures .....................     13,908      11,663      10,739       9,588      9,419
     Extraordinary items ....................        367          --          --       9,001        878
     Minority interests/(A)/.................     17,440      15,504      12,577       7,665      5,128
Less:
     Merger termination fee, net/(B)/........    (17,000)     (4,091)         --          --         --
     Gain on sales ..........................    (13,895)       (221)    (16,105)    (14,416)      (641)
     Loss on investment in securities/(B)/...         --       1,000          --          --         --
     Equity in income of joint ventures and
         unconsolidated subsidiaries ........     (3,131)     (3,843)     (4,294)     (7,398)    (5,208)
                                                --------    --------    --------    --------    -------

EBITDA ......................................   $231,162    $227,785    $201,243    $166,454    $95,551
                                                ========    ========    ========    ========    =======

----------

     /(A)/ Represents the minority interests applicable to common and preferred unit holders of the operating partnership.
     /(B)/ Due to the non-recurring nature of these items, it is our opinion that these items should be excluded from our EBITDA.

/(3)/ Funds from operations, as defined by the National Association of Real
     Estate Investment Trusts, means net income, computed in accordance with generally accepted accounting principles excluding extraordinary items

     (as defined by generally accepted accounting principles) and gains (or losses) from sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships, joint ventures and subsidiaries. We believe that funds from operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing and investing activities, it provides investors with an indication of our ability to incur and service debt, to make capital expenditures and to fund other cash needs. Our funds from operations is not comparable to funds from operations reported by other REITs that do not define funds from operations exactly as we do. We believe that in order to facilitate a clear understanding of our operating results, funds from operations should be examined in conjunction with net income as presented in our audited Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K. Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and should not be considered as an alternative to net income as an indication of our performance or to cash flows as a measure of liquidity or ability to make distributions. Our funds from operations for the respective periods is calculated as follows:

                                                            Year Ended December 31,
                                             -------------------------------------------------------
Funds from operations                          2001        2000        1999        1998       1997
                                             --------    --------    --------    --------    -------
(in thousands)
Net income ...............................   $102,466    $ 69,585    $ 80,482    $ 71,419    $36,946
Add:
     Real estate depreciation and
          amortization ...................     64,190      63,328      54,482      41,828     21,600
     Real estate depreciation and
          amortization of
          unconsolidated joint ventures...      3,550       2,816       2,480       2,196      2,136
     Minority interests/(A)/..............     17,440      15,504      12,577       7,665      5,128
     Extraordinary items .................        367          --          --       9,001        878
Less:
     Merger termination fee, net/(B)/.....    (17,000)     (4,091)         --          --         --
     Gain on sales .......................    (13,895)       (221)    (16,105)    (14,416)      (641)
     Dividend on perpetual preferred
          units ..........................    (13,172)    (12,610)     (9,251)     (4,073)        --
                                             --------    --------    --------    --------    -------

Funds from operations ....................   $143,946    $134,311    $124,665    $113,620    $66,047
                                             ========    ========    ========    ========    =======

----------

     /(A)/ Represents the minority interests applicable to the common and preferred unit holders of the operating partnership.
     /(B)/ Although the fee is not considered an extraordinary item in accordance with generally accepted accounting principles, it is our opinion that it is appropriate to exclude the fee from funds from operations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of financial condition and results of operations should be read in conjunction with our "Selected Financial and Operating Data" and our historical Consolidated Financial Statements and related notes thereto. Historical results set forth in our "Selected Financial and Operating Data," and Consolidated Financial Statements should not be taken as an indication of our future operations.

Overview

     We are a real estate company organized as a Maryland REIT. We acquire, own, manage, lease, develop and build primarily office properties throughout the United States. We operate principally through our operating partnership, Prentiss Properties Acquisition Partners, L.P. and its subsidiaries, and a management company, Prentiss Properties Resources, Inc. and its subsidiaries. As of December 31, 2001, we owned interests in a diversified portfolio of 108 office and 38 industrial properties containing in the aggregate 17.6 million net rentable square feet.

     The discussion and analysis which follows focuses on our reportable segments as we believe that the segment analysis provides the most effective means of understanding our results of operations. During 2001, we had two significant changes to our reportable segments including (1) the disposition of our Northeast regional office and (2) the division of our West Region into separate Northern and Southern California Regions. For comparative purposes, the results of operations, of prior years, attributable to our West Region have been reclassified to separate Northern and Southern California Regions.

     The table below presents a summary of our property transactions from January 1, 1999 through December 31, 2001:

                                                           Number of    Net Rentable
                                                           Buildings    Square Feet
                                                           ---------   --------------
                                                                       (in thousands)
Properties at January 1, 1999 ........................        233          20,963

Activity for the Year Ended December 31, 1999
     Property acquisitions ...........................          6           1,088
     Property dispositions ...........................        (45)         (2,642)
     Development starts ..............................          5             439
                                                              ---          ------
                                                              199          19,848
Activity for the Year Ended December 31, 2000
     Property acquisitions ...........................          5             697
     Property dispositions ...........................        (27)         (1,679)
     Other activity ..................................         (1)           (109)
     Development starts ..............................          5             740
                                                              ---          ------
                                                              181          19,497
Activity for the Year Ended December 31, 2001
     Property acquisitions ...........................          7             918
     Property dispositions ...........................        (42)         (2,827)
     Other activity/(1)/ .............................         (1)            (31)
     Development starts ..............................          1              40
                                                              ---          ------

Properties at December 31, 2001 ......................        146          17,597
                                                              ===          ======

----------

/(1)/ Other activity for the year ended December 31, 2001 includes the demolition of one 29,000 net rentable square foot office property and a re-measurement of certain of our properties.

Critical Accounting Policies

     Our discussion and analysis of financial condition and results of operations is based upon our Consolidated Financial Statements. Our Consolidated Financial Statements include the accounts of Prentiss Properties Trust, Prentiss Properties Acquisition Partners, L.P. and other subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from our estimates.

     The estimates used in the preparation of our Consolidated Financial Statements are more fully described in Note (2) to our Consolidated Financial Statements. However, certain of our significant accounting policies are considered critical accounting policies due to the increased level of assumptions used or estimates made in determining their impact on our Consolidated Financial Statements.

     We consider our critical accounting policies to be those used in the determination of the reported amounts and disclosure related to the following:

          (1) Impairment of long-lived assets and the long-lived assets to be disposed of;

          (2)  Allowance for doubtful accounts;

          (3) Depreciable lives applied to real estate assets and improvements to real estate assets; and

          (4)  Fair value of derivative instruments.

Impairment of long-lived assets and long-lived assets to be disposed of

     Real estate and leasehold improvements are classified as long-lived assets held for sale or long-lived assets to be held and used. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and the Long-Lived Assets to be Disposed of," we record assets held for sale at the lower of the carrying amount or fair value less cost to sell. With respect to assets classified as held and used, we periodically review these assets to determine whether our carrying amount will be recovered from the undiscounted future operating cash flows and we recognize an impairment loss to the extent the carrying amount is not recoverable and exceeds its fair value. Our determination of future operating cash flows requires us to make assumptions related to future rental rates, tenant concessions, operating expenditures, property taxes and capital improvements.

Allowance for doubtful accounts

     Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Our receivable balance is comprised primarily of rents and operating cost recoveries due from tenants as well as accrued rental rate increases to be received over the life of the in-place leases. We regularly evaluate the adequacy of our allowance for doubtful accounts considering such factors as credit quality of our tenants, delinquency of payment, historical trends and current economic conditions. Actual results may differ from these estimates under different assumptions or conditions.

Depreciable lives applied to real estate assets and improvements to real estate assets

     Depreciation on buildings and improvements is provided under the straight-line method over an estimated useful life of 30 to 40 years for office buildings and 25 to 30 years for industrial buildings. Significant betterments made to our real estate assets are capitalized and depreciated over the estimated useful life of the betterment.

Fair value of derivative instruments

     In the normal course of business, we are exposed to the effect of interest rate changes. We limit these risks by following established risk management policies and procedures including the use of derivatives. For interest rate exposures, derivatives are used primarily to hedge against rate movements on our related debt. We are required to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Changes in fair value will affect either shareholders' equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes.

     To determine the fair values of derivative instruments, we use a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. For the majority of financial instruments including most derivatives, standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost, and termination cost are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

Results of Operations

     As illustrated in the table above, from January 1, 1999 through December 31, 2001, we had significant property transactions including property acquisitions, dispositions and developments. During this three-year period our office portfolio increased from 13.8 million to 14.4 million net rentable square feet while our industrial portfolio decreased from 7.1 million to 3.2 million net rentable square feet. As a result of the significant property transactions, the comparison of the years provides only limited information regarding our operations as currently constituted. Therefore, in our comparison of operating results for the years ended December 31, 2001, 2000 and 1999 we show changes resulting from our total portfolio and our same-store property portfolio, i.e., those properties owned during the entirety of the periods being compared.

Comparison of the Year Ended December 31, 2001 to the Year Ended December 31,
2000

     The table below presents the actual statement of operations for our total portfolio and selected operating information for the 117 properties acquired or placed in service on or prior to January 1, 2000 that remained in our portfolio through December 31, 2001, which comprise our same-store property portfolio for the two year period ending December 31, 2001:

Total Portfolio                                                               Year Ended December 31,
                                                                              -----------------------
(in thousands)                                                                   2001        2000
                                                                               ---------   ---------
Revenues:
     Rental income ........................................................    $ 339,377   $ 335,853
     Management and other fees, net .......................................        5,042       4,555
                                                                               ---------   ---------
         Total revenues ...................................................      344,419     340,408
                                                                               ---------   ---------

Expenses:
     Property operating and maintenance ...................................       78,913      78,005
     Real estate taxes ....................................................       38,355      38,400
     General and administrative and personnel cost ........................       10,396       9,790
     Interest expense .....................................................       64,472      71,208
     Amortization of deferred financing costs .............................        1,607       1,519
     Depreciation and amortization ........................................       64,268      63,399
                                                                               ---------   ---------
         Total expenses ...................................................      258,011     262,321
                                                                               ---------   ---------

Equity in income of joint ventures and unconsolidated subsidiaries ........        3,131       3,843
Merger termination fee, net ...............................................       17,000       4,091
                                                                               ---------   ---------

Income before gain or loss, minority interests and extraordinary items ....      106,539      86,021

Gain on sale of properties ................................................       13,895         221
Loss on investment in securities ..........................................           --      (1,000)
Minority interests ........................................................      (17,601)    (15,657)
                                                                               ---------   ---------

Net income before extraordinary items .....................................      102,833      69,585

Extraordinary items .......................................................         (367)         --
                                                                               ---------   ---------

Net income ................................................................    $ 102,466   $  69,585
                                                                               =========   =========

Same-Store Property Portfolio /(1)/                                           Year Ended December 31,
                                                                              -----------------------
(in thousands)                                                                   2001        2000
                                                                               --------    ---------
Property revenues:
     Rental income .........................................................   $266,954     $254,650
     Management and other fees, net ........................................        181           92
                                                                               --------     --------
         Property revenues .................................................    267,135      254,742
                                                                               --------     --------

Property expenses:
     Property operating and maintenance ....................................     63,026       60,655
     Real estate taxes .....................................................     30,103       28,996
     Depreciation and amortization .........................................     50,287       48,257
                                                                               --------     --------
         Property expenses .................................................    143,416      137,908
                                                                               --------     --------

Property revenues less property expenses ...................................   $123,719     $116,834
                                                                               ========     ========

     /(1)/ The 117 properties included in our same-store property portfolio excludes 123 North Wacker Drive, a 537,000 net rentable square foot office property in downtown Chicago. The property was taken out of service at the end of September 2001 to convert the building from a single tenant building to its future intended use as a multi-tenant building.

     Rental Income. Rental income increased by $3.5 million, or 1.0%, to $339.4 million in 2001 from $335.9 million in 2000 partially as a result of properties acquired or development properties becoming operational subsequent to January 1, 2000, offset by properties that were sold during the two years ended December 31, 2001. Rental income for the same-store property portfolio increased by $12.3 million, or 4.8%, from $254.7 million for the year ended December 31, 2000 to $267.0 million for the year ended December 31, 2001 primarily as a result of an increase in straight-lined rent achieved from new leases exceeding that from expiring leases. The increase in our same-store property portfolio was attributable to our five regions as follows:

                      Number of                         Increase/
Segment               Buildings     2001       2000     (Decrease)   % Change
-------------------   ---------   --------   --------   ----------   --------
Mid-Atlantic              32      $ 75,070   $ 71,471    $ 3,599       5.0%
Midwest                   16        52,443     51,144      1,299       2.5%
Southwest                 23        76,405     72,434      3,971       5.5%
Northern California        8        37,957     34,868      3,089       8.9%
Southern California       38        25,079     24,733        346       1.4%
                         ---      --------   --------    -------       ---
                         117      $266,954   $254,650    $12,304       4.8%
                         ===      ========   ========    =======       ===

     Property Operating and Maintenance. Property operating and maintenance increased by $908,000, or 1.2%, to $78.9 million in 2001 from $78.0 million in 2000 partially as a result of properties acquired or development properties becoming operational subsequent to January 1, 2000, offset by properties that were sold during the two years ended December 31, 2001. Property operating and maintenance for the same-store property portfolio increased by $2.4 million, or 3.9%, from $60.6 million for the year ended December 31, 2000 to $63.0 million for the year ended December 31, 2001 primarily as a result of an increase of $1.3 million in utility expenses accompanied by a general increase in expenses attributable to operating and maintenance cost of the properties. The increase in our same-store property portfolio was attributable to our five regions as follows:

                      Number of                       Increase/
Segment               Buildings     2001     2000     (Decrease)   % Change
-------------------   ---------   -------   -------   ----------   --------
Mid-Atlantic              32      $16,082   $16,321     $ (239)     (1.5%)
Midwest                   16       10,128     9,917        211       2.1%
Southwest                 23       20,469    19,983        486       2.4%
Northern California        8       10,969     9,581      1,388      14.5%
Southern California       38        5,378     4,853        525      10.8%
                         ---      -------   -------     ------      ----
                         117      $63,026   $60,655     $2,371       3.9%
                         ===      =======   =======     ======      ====

     Real Estate Taxes. Real estate taxes decreased by $45,000, or less than 1.0%, to $38.4 million in 2001 partially as a result of properties acquired or development properties becoming operational subsequent to January 1, 2000, offset by properties that were sold during the two years ended December 31, 2001. Real estate taxes for the same-store property portfolio increased by $1.1 million, or 3.8% from $29.0 million for the year ended December 31, 2000 to $30.1 million for the year ended December 31, 2001 primarily as a result of the reassessment of certain property values by taxing authorities in each of our regions. The increase in our same-store property portfolio was attributable to our five regions as follows:

                      Number of                       Increase/
Segment               Buildings     2001      2000    (Decrease)   % Change
-------------------   ---------   -------   -------   ----------   --------
Mid-Atlantic              32      $ 5,515   $ 5,185    $  330        6.4%
Midwest                   16        8,928     8,323       605        7.3%
Southwest                 23       10,998    10,765       233        2.2%
Northern California        8        2,702     2,789       (87)      (3.1%)
Southern California       38        1,960     1,934        26        1.3%
                         ---      -------   -------    ------       ----
                         117      $30,103   $28,996    $1,107        3.8%
                         ===      =======   =======    ======       ====

     General and Administrative and Personnel Costs. General and administrative and personnel costs increased by $606,000, or 6.2%, from $9.8 million in 2000 to $10.4 million in 2001 due to (1) the amortization of restricted share grants issued in March 2000 and 2001; (2) an increase in compensation expense resulting from the 2000 calendar year bonus compensation, paid in March 2001, exceeding the estimate of such cost accrued at December 31, 2000; partially offset by (3) a decrease in general and administrative and personnel cost as a result of the sale of our Northeast Region.

     Interest Expense. Interest expense decreased by $6.7 million, or 9.5%, to $64.5 million in 2001 from $71.2 million in 2000 primarily as a result of the decrease in mortgages and notes payable from $1.01 billion at January 1, 2001 to $907.7 million at December 31, 2001. The decrease in mortgages and notes payable resulted from (1) the repayment of mortgages and notes payable with proceeds generated from our asset disposition activity and (2) the assumption of certain mortgages and notes payable by the purchasers of assets disposed of during the period partially offset by proceeds used for assets acquired during the period.

     Depreciation and Amortization. Depreciation and amortization increased by $869,000, or 1.4%, to $64.3 million in 2001 from $63.4 million in 2000 partially as a result of properties acquired or development properties becoming operational subsequent to January 1, 2000, offset by properties that were sold during the two years ended December 31, 2001. Depreciation and amortization for the same-store property portfolio increased by $2.0 million, or 4.2%, from $48.3 million for the year ended December 31, 2000 to $50.3 million for the year ended December 31, 2001 which is attributable to increases in depreciation and amortization of leasehold improvements which results from leasing activity incurred subsequent to the acquisition of the properties. The increase in our same-store property portfolio was attributable to our five regions as follows:

                      Number of                       Increase/
Segment               Buildings    2001      2000     (Decrease)   % Change
-------               ---------   -------   -------   ----------   --------
Mid-Atlantic              32      $14,182   $13,734     $  448       3.3%
Midwest                   16        8,147     7,878        269       3.4%
Southwest                 23       15,946    16,094       (148)     (0.9%)
Northern California        8        5,846     4,901        945      19.3%
Southern California       38        6,166     5,650        516       9.1%
                         ---      -------   -------     ------      ----
                         117      $50,287   $48,257     $2,030       4.2%
                         ===      =======   =======     ======      ====

     Equity in Income of Joint Ventures and Unconsolidated Subsidiaries. Equity in income of joint ventures and unconsolidated subsidiaries decreased by $712,000, or 18.5%, from $3.8 million for the year ended December 31, 2000 to $3.1 million for the year ended December 31, 2001. The decrease was attributable to a decrease of $1.4 million representing our share of the decrease in net income of the management company, offset by an increase of $441,000 representing our proportionate share of the increase in net income from the Burnett Plaza property and $173,000 representing our proportionate share of net income of Tysons International Partners, a 25% interest we acquired in April 2001 from Brandywine Realty Trust. The decrease in net income of the management company resulted from a decrease of management fees and other fee income earned, partially offset by a decrease in general and administrative and personnel costs of the management company.

     Gain on Sales. Gain on sales increased by $13.7 million to $13.9 million in 2001 from $221,000 in 2000. It is our strategy to obtain the maximum value from each of our properties, which is occasionally achieved through the sale of a property. During the year ended December 31, 2001, we sold 42 properties totaling 2.8 million net rentable square feet compared to 27 properties totaling 1.7 million net rentable square feet sold during 2000.

     Loss on Investment in Securities. In November 1999, we invested $1.0 million in Urban Media Communications Corporation, a provider of broad band internet access to tenants of commercial office buildings. As a result of Urban Media's purported inability to raise funding necessary to continue day to day operations, in December 2000, we recognized a loss equal to 100% of our investment in Urban Media.

     Minority Interests. Minority interests increased by $1.9 million, or 12.4%, from $15.7 million for the year ended December 31, 2000 to $17.6 million for the year ended December 31, 2001. The increase was primarily attributable to the minority interest holders share of the increase in net income before minority interest of $34.8 million from 2000 to 2001 accompanied by the income allocation from the issuance of 200,000, $50 par value, Series E Preferred Units in April 2001.

Comparison of the Year Ended December 31, 2000 to the Year Ended December 31,
1999

     During 2001, we disposed of all of our assets in the suburban Philadelphia area and as a result exited our Northeast Region. However, during the two-year period ended December 31, 2000, we had operations in our Northeast Region and as a result, the comparison of operating information for the two-year period ended December 31, 2000 includes six operating segments as follows: (1) Mid-Atlantic;
(2) Midwest; (3) Northeast; (4) Southwest; (5) Northern California; and (6) Southern California.

     The table below presents the actual statement of operations for our total portfolio and selected operating information for the 143 properties acquired or placed in service on or prior to January 1, 1999 that remained in our portfolio through December 31, 2000 (which comprise our same-store property portfolio for the two year period ended December 31, 2000):

                                                                           Year Ended December 31,
Total Portfolio                                                            -----------------------
(in thousands)                                                                 2000      1999
                                                                             --------   --------
Revenues:
     Rental income .....................................................     $335,853   $297,147
     Management and other fees, net ....................................        4,555      3,325
                                                                             --------   --------
         Total revenues ................................................      340,408    300,472
                                                                             --------   --------

Expenses:
     Property operating and maintenance ................................       78,005     69,603
     Real estate taxes .................................................       38,400     34,201
     General and administrative and personnel cost .....................        9,790      8,843
     Interest expense ..................................................       71,208     59,346
     Amortization of deferred financing costs ..........................        1,519      1,126
     Depreciation and amortization .....................................       63,399     54,535
                                                                             --------   --------
         Total expenses ................................................      262,321    227,654
                                                                             --------   --------

Equity in income of joint ventures and unconsolidated subsidiaries .....        3,843      4,294
Merger termination fee, net ............................................        4,091         --
                                                                             --------   --------

Income before gain or loss, minority interests and extraordinary items..       86,021     77,112

Gain on sale of properties .............................................          221     16,105
Loss on investment in securities .......................................       (1,000)        --
Minority interests .....................................................      (15,657)   (12,735)
                                                                             --------   --------

Net income .............................................................     $ 69,585   $ 80,482
                                                                             ========   ========

Same-Store Property Portfolio                               Year Ended December 31,
(in thousands)                                              -----------------------
                                                                2000       1999
                                                              --------   --------
Property revenues:
     Rental income .....................................      $260,465   $251,591
     Management and other fees, net ....................           106        126
                                                              --------   --------
         Property revenues .............................       260,571    251,717
                                                              --------   --------

Property expenses:
     Property operating and maintenance ................        62,841     59,738
     Real estate taxes .................................        28,932     29,834
     Depreciation and amortization .....................        46,712     43,280
                                                              --------   --------
         Property expenses .............................       138,485    132,852
                                                              --------   --------

Property revenues less property expenses ...............      $122,086   $118,865
                                                              ========   ========

     Rental Income. Rental income increased by $38.7 million, or 13.0% to $335.8 million in 2000 from $297.1 million in 1999 primarily as a result of properties acquired or development properties becoming operational subsequent to January 1, 1999, offset by properties that were sold during the two years ended December 31, 2000. Rental income for the same-store property portfolio increased by $8.9 million, or 3.5%, from $251.6 million for the year ended December 31, 1999 to $260.5 million for the year ended December 31, 2000 primarily as a result of an increase in straight-lined rent achieved from new leases exceeding that from expiring leases. The increase in our same-store property portfolio was attributable to our six regions as follows:

                      Number of                         Increase/
Segment               Buildings     2000       1999     (Decrease)   % Change
-------               ---------   --------   --------   ----------   --------
Mid-Atlantic              32      $ 62,541   $ 60,240     $2,301       3.8%
Midwest                   18        50,568     47,018      3,550       7.6%
Northeast                 27        25,859     25,467        392       1.5%
Southwest                 18        63,292     62,528        764       1.2%
Northern California        8        34,868     33,778      1,090       3.2%
Southern California       40        23,337     22,560        777       3.4%
                         ---      --------   --------     ------       ---
                         143      $260,465   $251,591     $8,874       3.5%
                         ===      ========   ========     ======       ===

     Property Operating and Maintenance. Property operating and maintenance increased by $8.4 million, or 12.1%, to $78.0 million in 2000 from $69.6 million in 1999 primarily as a result of properties acquired or development properties becoming operational subsequent to January 1, 1999, offset by properties that were sold during the two years ended December 31, 2000. Property operating and maintenance for the same-store property portfolio increased by $3.1 million, or 5.2%, from $59.7 million for the year ended December 31, 1999 to $62.8 million for the year ended December 31, 2000 primarily as a result of a $2.4 million increase in operating and maintenance cost of the properties accompanied by a $700,000 increase in utility expenses. The increase in our same-store property portfolio was attributable to our six regions as follows:

                      Number of                        Increase/
Segment               Buildings    2000      1999     (Decrease)   % Change
-------               ---------   -------   -------   ----------   --------
Mid-Atlantic              32      $15,379   $15,278     $  101       0.7%
Midwest                   18       10,409     9,555        854       8.9%
Northeast                 27        5,463     5,141        322       6.3%
Southwest                 18       17,576    16,732        844       5.0%
Northern California        8        9,581     8,699        882      10.1%
Southern California       40        4,433     4,333        100       2.3%
                         ---      -------   -------     ------      ----
                         143      $62,841   $59,738     $3,103       5.2%
                         ===      =======   =======     ======      ====

     Real Estate Taxes. Real estate taxes increased by $4.2 million, or 12.3%, to $38.4 million in 2000 from $34.2 million in 1999 primarily as a result of properties acquired or development properties becoming operational subsequent to January 1, 1999, offset by properties that were sold during the two years ended December 31, 2000. Real estate taxes for the same-store property portfolio decreased by $902,000, or 3.0% from $29.8 million for the year ended December 31, 1999, to $28.9 million for the year ended December 31, 2000 primarily as a result of the reassessment of certain property values by taxing authorities in each of our regions. The decrease in our same-store property portfolio was attributable to our six regions as follows:

                      Number of                       Increase/
Segment               Buildings    2000      1999     (Decrease)   % Change
-------               ---------   -------   -------   ----------   --------
Mid-Atlantic              32      $ 4,653   $ 4,654      $  (1)      0.0%
Midwest                   18        8,333     8,695       (362)     (4.2%)
Northeast                 27        2,067     1,985         82       4.1%
Southwest                 18        9,229     9,980       (751)     (7.5%)
Northern California        8        2,789     2,804        (15)     (0.5%)
Southern California       40        1,861     1,716        145       8.4%
                         ---      -------   -------      -----      ----
                         143      $28,932   $29,834      $(902)     (3.0%)
                         ===      =======   =======      =====      ====

     General and Administrative and Personnel Costs. General and administrative and personnel costs increased by $947,000, or 10.7%, from $8.8 million in 1999 to $9.8 million in 2000. The increase is primarily attributable to the amortization of restricted share grants issued during the year ended December 31, 2000. The general and administrative costs remained constant at 2.9% of our revenues.

     Interest Expense. Interest expense increased by $11.9 million, or 20.0%, to $71.2 million from $59.3 million primarily as a result of the increase in mortgages and notes payable from $800.3 million at January 1, 1999 to $896.8 million at December 31, 1999 to $1.0 billion at December 31, 2000. The increase in mortgages and notes payable resulted from the increase of $204.9 million in real estate from January 1, 1999 to December 31, 2000 and $69.3 million of proceeds used to repurchase common shares during the two year period, offset by proceeds received from the issuance by the operating partnership of 2,000,000, $25 par value, Series C Perpetual Preferred Units in September 1999.

     Depreciation and Amortization. Depreciation and amortization increased by $8.9 million, or 16.3%, to $63.4 million in 2000 from $54.5 million in 1999 primarily as a result of properties acquired or development properties becoming operational subsequent to January 1, 1999, offset by properties that were sold during the two years ended December 31, 2000. Depreciation and amortization for the same-store property portfolio, increased by $3.4 million, or 7.9%, from $43.3 million for the year ended December 31, 1999 to $46.7 million for the year ended December 31, 2000 which is attributable to increases in depreciation and amortization of leasehold improvements which results from leasing activity incurred subsequent to the acquisition of the properties. The increase in our same-store property portfolio was attributable to our six regions as follows:

                      Number of                       Increase/
Segment               Buildings    2000      1999     (Decrease)   % Change
-------               ---------   -------   -------   ----------   --------
Mid-Atlantic              32      $11,673   $11,196     $  477       4.3%
Midwest                   18        7,513     7,394        119       1.6%
Northeast                 27        5,051     4,528        523      11.6%
Southwest                 18       12,845    11,500      1,345      11.7%
Northern California        8        4,901     4,364        537      12.3%
Southern California       40        4,728     4,297        431      10.0%
                         ---      -------   -------     ------      ----
                         143      $46,711   $43,279     $3,432       7.9%
                         ===      =======   =======     ======      ====

     Equity in Income of Joint Ventures and Unconsolidated Subsidiaries. Equity in income of joint ventures and unconsolidated subsidiaries decreased by $451,000, or 10.5%, from $4.3 million for the year ended December 31, 1999 to $3.8 million for the year ended December 31, 2000. The decrease was attributable to a decrease of $1.2 million representing our share of the decrease in net income of the management company, offset by an increase of $461,000 representing our proportionate share of the increase in net income from the Burnett Plaza property which was acquired in March 1999 and $327,000 representing our proportionate share of net income of PPS Partners LLC, a 75% interest we acquired in early 2000. The decrease in net income of the management company resulted from a decrease of management fees and other fee income earned, partially offset by a decrease in general and administrative and personnel costs of the management company.

     Gain on Sales. Gain on sales decreased by $15.9 million, to $221,000 in 2000 from $16.1 million in 1999. It is our strategy to obtain the maximum value from each of our properties, which is occasionally achieved through the sale of a property. During the year ended December 31, 2000, we sold 27 properties totaling 1.7 million net rentable square feet as compared to 45 properties totaling 2.5 million net rentable square feet and two land parcels totaling
27.06 acres sold during 1999.

     Loss on Investment in Securities. In November 1999, we invested $1.0 million in Urban Media Communications Corporation, a provider of broad band internet access to tenants of commercial office buildings. As a result of Urban Media's purported inability to raise funding necessary to continue day to day operations, in December 2000, we recognized a loss equal to our investment in Urban Media.

     Minority Interests. Minority interests increased by $2.9 million, or 22.9%, from $12.7 million for the year ended December 31, 1999 to $15.6 million for the year ended December 31, 2000. The increase was primarily attributable to the income allocation from the issuance by the operating partnership of 2,000,000, $25 par value, Series C Perpetual Preferred Units in September 1999, offset by the minority interest holders share of the decrease in income before minority interest of $8.0 million from 1999 to 2000.

Liquidity and Capital Resources

     Cash and cash equivalents were $5.8 million and $5.5 million at December 31, 2001 and December 31, 2000, respectively. The increase in cash and cash equivalents is a result of cash flows provided by operating activities exceeding those used in investing and financing activities.

     Cash Provided by Operating Activities. Net cash provided by operating activities was $157.3 million for the year ended December 31, 2001 compared to $158.1 million for the year ended December 31, 2000.

     Cash Used in Investing Activities. Net cash used in investing activities decreased from $169.4 million for the year ended December 31, 2000 to $49.7 million for the year ended December 31, 2001. The decrease in cash used in investing activities is primarily due to a decrease of cash used in the purchase and development of real estate of $25.4 million accompanied by an increase of $90.5 million in cash generated from the sale of real estate from 2000 to 2001.

     Cash (Used in) Provided by Financing Activities. During 2001, we had net cash used in financing activities of $107.2 million as compared to $3.4 million of cash provided by financing activities for the year ended December 31, 2000. The change is primarily attributable to net repayments of mortgages and notes payable of $8.3 million during 2001 compared to net borrowings of mortgages and notes payable of $111.0 million during 2000, accompanied by an $11.8 million increase in distributions paid, partially offset by an $18.8 million decrease in cash used for the purchase of treasury shares.

     As of December 31, 2001, we had outstanding total indebtedness, including our pro rata share of joint venture debt of approximately $1.01 billion, or approximately 43.4% of total market capitalization based on a common share price of $27.45 per common share. Our policy is to limit combined indebtedness plus our pro rata share of joint venture debt and construction loans so that at the time such debt is incurred, it does not exceed 50% of the our total market capitalization. As of December 31, 2001, we had the approximate capacity to borrow up to an additional $308.8 million under the debt limitation and the various restrictions in our credit agreements. The amount of indebtedness that we may incur, and the policies with respect thereto, are not limited by our declaration of trust and bylaws, and are solely within the discretion of our board of trustees limited only by various financial covenants in our credit agreements.

     We have in place a $300 million unsecured revolving credit facility with a group of 12 banks. The facility which was renewed in May 2000 matures in May 2003. The facility has an initial interest rate of LIBOR plus 137.5 basis points. Additionally, we are required to pay an average unused commitment fee of 25 basis points per annum if the unused portion of the credit facility is greater than $200 million. The fee is reduced to 20 basis points per annum if the unused portion is less than or equal to $200 million, but greater than $100 million. The fee is further reduced to 15 basis points per annum if the unused portion is less than or equal to $100 million. During the year, we had net repayments under our credit facility of $24.0 million and an outstanding balance of $118.5 million at December 31, 2001, resulting in an available balance of $181.5 million.

     As of December 31, 2001, we have non-controlling partnership interest in three separate real estate joint ventures which have in the aggregate $258.7 million of non-recourse mortgage debt. The mortgage debt of each venture is collateralized by the real estate property or properties within each venture, the net book value of which totaled $265.9 million at December 31, 2001. Our proportionate share of the non-recourse mortgage debt totaled $99.9 million at December 31, 2001.

     The following table sets forth our mortgages and notes payable, including our pro rata share of joint venture debt, as of December 31, 2001:

                                                  Current
Borrower/Description                              Balance       Amortization    Interest Rate       Maturity
--------------------                           --------------   ------------    -------------   ------------------
                                               (in thousands)
Broadmoor Austin Associates
     Broadmoor Austin /(1)/                     $   75,212          16 yr            7.04%      April 10, 2011
Burnett Plaza Associates
     Burnett Plaza /(2)/                             9,400          None             7.50%      February 1, 2002
PL Property Associates, L.P.
     Park West C2                                   34,460          30 yr            6.63%      November 10, 2010
Prentiss Properties Acquisition Partners,
     L.P.
     Revolving Credit Facility                     118,500          None        LIBOR + 1.375%  May 23, 2003
     Bachman West                                    2,876          25 yr            8.63%      December 1, 2003
     One Westchase Center                           24,029          25 yr            7.84%      February 1, 2004
     Collaterialized Term Loan /(3)/                72,313          25 yr       LIBOR + 1.625%  September 30, 2004
     Walnut Glen Tower                              34,384          30 yr            6.92%      April 1, 2005
     Unsecured Term Loan                            75,000          None        LIBOR + 1.375%  March 15, 2006
     Highland Court                                  4,729          25 yr            7.27%      April 1, 2006
     Westheimer Central Plaza                        5,753          25 yr            8.38%      August 1, 2006
     7101 Wisconsin Avenue                          20,910          30 yr            7.25%      April 1, 2009
     2500 Cumberland Parkway                        14,400          30 yr            7.46%      July 15, 2009
     Ordway                                         48,936          30 yr            7.95%      April 1, 2010
     World Savings Center                           29,031          30 yr            7.91%      November 1, 2010
     One O'Hare Centre                              40,860          30 yr            6.80%      January 10, 2011
     3130 Fairview                                  22,848          30 yr            7.00%      April 1, 2011
     Research Office Center                         44,926          28 yr            7.64%      October 1, 2011
     Bannockburn Center                             26,658          30 yr            8.05%      June 1, 2012
     Del Mar                                        44,793          30 yr            7.41%      June 1, 2013
Prentiss Properties Corporetum, L.P.
     Corporetum Office Campus                       25,280          30 yr            7.02%      February 1, 2009
Prentiss Properties Natomas, L.P.
     Natomas Corporate Center                       36,948          30 yr            7.02%      February 1, 2009
Prentiss Properties Real Estate Fund I, L.P.
     PPREFI Portfolio Loan /(4)/                   180,100           None            7.58%      February 26, 2007
Tysons International Partners
     1676 International /(5)/                       11,286          28 yr            7.68%      August 30, 2010
     8260 Greensboro /(5)/                           4,036          28 yr            7.83%      August 30, 2010
                                                ----------

     Total                                      $1,007,668
                                                ==========

----------
/(1)/ We own a 50% non-controlling interest in the entity that owns the Broadmoor Austin properties, which interest is accounted for using the equity method of accounting. The amount shown reflects our proportionate share of the non-recourse mortgage indebtedness collateralized by the properties.

/(2)/ As of December 31, 2001, we owned a 20% non-controlling interest in the entity that owns the Burnett Plaza property, which interest is accounted for using the equity method of accounting. The amount shown reflects our proportionate share of the non-recourse mortgage indebtedness collateralized by the property. In January 2002, we, through, Prentiss Properties Acquisition Partners, L.P., purchased the Burnett Plaza Associates loan in the principal amount of $47.0 million from Teachers Insurance and Annuity Association of America. In March 2002, we purchased the remaining 80% interest of Burnett Plaza Associates from an affiliate of Lend Lease Real Estate Investments.

/(3)/ The Term Loan is collateralized by the following four properties: Willow
     Oaks I & II (two properties), 8521 Leesburg Pike and the IBM Call Center.

/(4)/ The PPREFI Portfolio Loan is collateralized by the following 36 properties: the Los Angeles industrial properties (18 properties), the Chicago industrial properties (four properties), the Cottonwood Office Center (three properties), Park West E1 and E2 (two properties), One Northwestern Plaza, 3141 Fairview Park Drive, 2455 Horsepen Road, O'Hare Plaza II, 1717 Deerfield Road, 2411 Dulles Corner Road, 4401 Fair Lakes Court, the WestPoint Office Building and the PacifiCare Building.

/(5)/ We own a 25% non-controlling interest in the entity that owns the 1676
     International and 8260 Greensboro properties, which interest is accounted for using the equity method of accounting. The amount shown reflects our proportionate share of the non-recourse mortgage indebtedness collateralized by the properties.

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

     Under our loan agreements, we are required to satisfy various affirmative and negative covenants, including limitations on total indebtedness, total collateralized indebtedness and cash distributions, as well as obligations to maintain certain minimum tangible net worth and certain minimum interest coverage ratios. Our credit agreements limit total indebtedness to 55% of total assets and require a debt service coverage ratio of at least 2 to 1. Our credit agreements provide for a 30-day period to cure a default caused by our failure to punctually and properly perform, observe and comply with the covenants contained therein. The agreements also provide for an additional 75-day period if such failure is not capable of being cured within 30-days and we are diligently pursuing the cure thereof. We were in compliance with these covenants at December 31, 2001.

     To manage interest rate risk, we may employ options, forwards, interest rate swaps, caps and floors or a combination thereof depending on the underlying interest rate exposure. We undertake a variety of borrowings: from revolving credit facilities, to medium- and long-term financings. To manage overall interest rate exposure, we use interest rate instruments, typically interest rate swaps, to convert a portion of our variable rate debt to fixed rate debt. Interest rate differentials that arise under these swap contracts are recognized as interest expense over the life of the contracts.

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

                                                Swap Rate Received
Notional Amount   Swap Rate Paid    Effective     (Variable) at
                     (Fixed)       Fixed Rate    December 31, 2001    Swap Maturity     Fair Value
---------------   --------------   ----------   ------------------   --------------   --------------
                                                                                      (in thousands)
  $40 million         3.685%         5.185%          1.87375%          January 2002     $    (51)
  $50 million         4.836%         6.211%          1.87375%            April 2002         (490)
  $50 million         6.253%         7.628%          1.87375%        September 2004       (3,190)
  $60 million         6.248%         7.623%          1.87375%        September 2004       (3,821)
  $20 million         5.985%         7.610%          1.87375%            March 2006       (1,172)
  $30 million         5.990%         7.615%          1.87375%            March 2006       (1,766)
                                                                                        ---------
                                                                                        $(10,490)
                                                                                        =========

     Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. For the year ended December 31, 2001, our recurring non-incremental revenue-generating capital expenditures totaled approximately $24.3 million. Our recurring non-incremental revenue-generating capital expenditures were attributable to our six regions as follows: (1) Mid-Atlantic-$4.4 million; (2) Midwest-$3.1 million; (3) Northeast-$0.4 million; (4) Southwest-$5.6 million; (5) Northern California-$6.4 million; and (6) Southern California-$4.4 million.

     We have considered our short-term liquidity needs and the adequacy of adjusted estimated cash flows and other expected liquidity sources to meet these needs. We believe that our principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements and the minimum distributions required to maintain our REIT qualification under the Internal Revenue Code. We expect to make distributions to our shareholders primarily based on distributions from the operating partnership. The operating partnership's income will be derived from operating activities which include rental revenues and operating expense reimbursements from tenants and, to a limited extent, from fees generated by our office and industrial real estate management service business.

     We anticipate that these needs will be fully funded from cash flows provided by operating activities and, when necessary to fund shortfalls resulting from the timing of collections of accounts receivable in the ordinary course of business, from our revolving credit facility. In the event that our cash flow needs exceed our cash flows provided by operating activities, we may be forced to sell real estate properties to fund such cash flow needs.

     We expect to meet our long-term liquidity requirements for the funding of activities, such as development, property acquisitions, scheduled debt maturities, major renovations, expansions and other non-recurring capital improvements through long-term secured and unsecured indebtedness and through the issuance of additional debt and equity securities. We also intend to use proceeds from our revolving credit facility to fund property acquisitions, development, redevelopment, expansions and capital improvements on an interim basis.

     We have contractual obligations and commercial commitments including mortgages and notes payable, ground lease obligations and letters of credit. The table below presents, as of December 31, 2001, our future scheduled principal repayments of mortgages and notes payable and ground lease obligations, including our pro rata share of debt and ground lease obligations of our of joint venture properties:

                                Mortgages and   Ground lease   Total contractual
(in thousands)                  notes payable    obligations   cash obligations
                                -------------   ------------   -----------------
2002 ........................     $   18,471       $   446        $   18,917
2003 ........................        130,978           446           131,424
2004 ........................        102,956           451           103,407
2005 ........................         42,374           511            42,885
2006 ........................         94,096           530            94,626
Thereafter ..................        618,793        28,268           647,061
                                  ----------       -------        ----------
                                  $1,007,668       $30,652        $1,038,320
                                  ==========       =======        ==========

     Our other commercial commitments include letters of credit totaling $1.4 million which expire as follows:

                                       Letters
(in thousands)                        of credit
                                      ---------
2002 ..............................     $   63
2003 ..............................      1,063
2004 ..............................         63
2005 ..............................         63
2006 ..............................        126
Thereafter ........................         --
                                        ------
                                        $1,378
                                        ======

Funds from Operations

     Funds from operations, as defined by the National Association of Real Estate Investment Trusts, means net income, computed in accordance with generally accepted accounting principles excluding extraordinary items (as defined by generally accepted accounting principles) and gains (or losses) from sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships, joint ventures and subsidiaries. We believe that funds from operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing and investing activities, it provides investors with an indication of our ability to incur and service debt, to make capital expenditures and to fund other cash needs. Our funds from operations is not comparable to funds from operations reported by other REITs that do not define funds from operations exactly as we do. We believe that in order to facilitate a clear understanding of our operating results, funds from operations should be examined in conjunction with net income as presented in our audited Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K. Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and should not be considered as an alternative to net income as an indication of our performance or to cash flows as a measure of liquidity or ability to make distributions. Our funds from operations for the respective periods are calculated as follows:

                                                              Year Ended December 31,
Funds from operations                            ---------------------------------------------------
(in thousands)                                     2001       2000       1999       1998      1997
                                                 --------   --------   --------   --------   -------
Net income ...................................   $102,466   $ 69,585   $ 80,482   $ 71,419   $36,946
Add:
   Real estate depreciation and amortization..     64,190     63,328     54,482     41,828    21,600
   Real estate depreciation and amortization
   of ........................................      3,550      2,816      2,480      2,196     2,136
     unconsolidated joint ventures
   Minority interests/(1)/ ...................     17,440     15,504     12,577      7,665     5,128
   Extraordinary items .......................        367         --         --      9,001       878

Less:
   Merger termination fee, net/(2)/ ..........    (17,000)    (4,091)        --         --        --
   Gain on sales .............................    (13,895)      (221)   (16,105)   (14,416)     (641)
   Dividend on perpetual preferred units .....    (13,172)   (12,610)    (9,251)    (4,073)       --
                                                 --------   --------   --------   --------   -------
Funds from operations ........................   $143,946   $134,311   $124,665   $113,620   $66,047
                                                 ========   ========   ========   ========   =======

----------
/(1)/ Represents the minority interests applicable to the common and preferred unit holders of the operating partnership.
/(2)/ Although the fee is not considered an extraordinary item in accordance with generally accepted accounting principles, it is our opinion that it is appropriate to exclude the fee from funds from operations.

     Funds from operations increased by $9.6 million for the year ended December 31, 2001 from the year ended December 31, 2000 and increased by $9.6 million for the year ended December 31, 2000 from the year ended December 31, 1999 as a result of the factors discussed in the analysis of operating results.

Recently Issued Accounting Standards

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The statement which is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The impact from the implementation of this statement, which we believe will not have a material impact on our financial statements, will be dependent upon (1) which if any of our assets qualify as held for sale at January 1, 2002 or at any point in time thereafter; (2) whether the carrying amount of such assets determined to be held for sale is greater than the fair value less cost of sale of the assets; and (3) whether the carrying amount of assets determined not to be held for sale is recoverable from the undiscounted future cash flows from operations and from the eventual sale of the assets.

Application of and Changes in Law Regarding Ownership of Subsidiaries and Qualifications as a REIT

     For federal income tax purposes, we were organized and have operated in conformity with the requirements for qualification as a REIT under the Internal Revenue Code of 1986, as amended, beginning with our taxable year ending December 31, 1996 and through the date hereof. The Internal Revenue Code sets forth various income, asset, ownership, and distribution tests with respect to which a REIT must comply in order to maintain its status as a REIT. Although the Internal Revenue Service, based upon its interpretation of the relevant judicial and administrative authorities, may take the position that a REIT has failed a particular qualification test, the facts and circumstances upon which such a determination would be based are controlled by the REIT. To the extent that a REIT does not comply with a particular test, the decision to take an action that would prevent compliance or to not take an action that would have allowed compliance will be directly within the control of the REIT. We are unaware of any instance in which a REIT has lost its qualification as a REIT due to the failure of one of the statutory qualification tests under the Internal Revenue Code. We believe that our current and proposed method of operation will enable us to continue to qualify as a REIT.

     The REIT Modernization Act effective for 2001 and later years, contains several provisions affecting REITs. The REIT Modernization Act allows a subsidiary to perform services for tenants without disqualifying the rents received (as under prior law). These subsidiaries, called Taxable REIT Subsidiaries, are subject to taxation and are limited in the amount of debt and rental payments between the REIT and the Taxable REIT Subsidiaries. The fair market value of all Taxable REIT Subsidiaries' securities cannot exceed 20% of the REIT's fair market value. Existing subsidiaries could be grandfathered in a one-time tax-free conversion. They are not subject to these limitations, unless engaging in a new line of business or increasing assets. If either of these events occurs, new restrictions on debt and rental payments will apply to these entities as well. The REIT Modernization Act also reduced the REIT taxable income distribution requirement from 95% to 90%.

Inflation

     Most of the leases on our properties require tenants to pay increases in operating expenses, including common area charges and real estate taxes, thereby reducing the impact on us of the adverse effects of inflation. Leases also vary in term from one month to 17 years, further reducing the impact on us of the adverse effects of inflation.

RISK FACTORS

          An investment in us involves various risks. The following describes factors that in some cases may have affected, and in the future could affect, our actual operating results and could cause such results to differ materially from those in any forward-looking statements. This list is not necessarily exhaustive, and new risk factors emerge from time to time. We cannot assure you that the factors described below are all of the material risks to us at any specific point in time. You should carefully consider the following factors which qualify in their entirety each forward-looking statement.

Risks Related to General Business Operations

The geographic concentration of our properties in markets which are in economic decline could have a material adverse effect on operating performance.

          Properties located in the Mid-Atlantic, Midwest, Southwest, Northern California and Southern California provided approximately 27%, 20%, 28%, 13% and 9%, respectively, of total revenues for the year ended December 31, 2001. Like other real estate markets, these commercial real estate markets have experienced economic downturns in the past, and future declines in any of these economies or real estate markets could adversely affect our cash available for distribution. Our financial performance and ability to make distributions to our shareholders are, therefore, particularly sensitive to the economic conditions in these markets. The local economic climate, which may be adversely impacted by business layoffs or downsizing, industry slowdowns, changing demographics and other factors, and local real estate conditions, such as oversupply of or reduced demand for office, industrial and other competing commercial properties, may affect our revenues and the value of our properties, including properties to be acquired or developed. We cannot assure you that these local economies will continue to grow at the current pace or at all.

Our acquisition of new properties and lack of operating history give rise to difficulties in predicting revenue potential.

          From time to time, we acquire office properties. These acquisitions could fail to perform in accordance with expectations. If we fail to accurately estimate occupancy levels, operating costs or costs of improvements to bring an acquired property up to the standards established for its intended market position, the operating performance of the property may be below our expectations. Acquired properties may have characteristics or deficiencies affecting their valuation or revenue potential that we have not yet discovered. We cannot assure you that the operating performance of acquired properties will increase or be maintained under our management.

          During 2001, we acquired a total of seven properties containing 1.3 million net rentable square feet including two properties totaling 452,000 net rentable square feet in which we acquired a 25% non-controlling interest. Our ability to manage our growth effectively will require us to integrate successfully our new acquisitions into our existing management structure. Some of our properties have relatively short or no operating history under our management. We have had limited control over the operation of these buildings.

Our redevelopment, development and construction activities may give rise to unexpected costs and can make it difficult to predict revenue potential.

          We redevelop, develop and construct primarily office buildings. The risks associated with these activities include:

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

     . our ability to provide adequate management, maintenance and insurance, including coverages for earthquakes and terrorist acts;

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

          The risk that some of our tenants may declare bankruptcy is higher because of the recent decline in the economy. A significant portion of our income is derived from rental income on our properties. As of December 31, 2001, we had approximately 1,100 tenants, with the following 7 tenants representing approximately 17% of our aggregate annualized based rent and approximately 15% of our total net rentable square footage leased: International Business Machines, Kaiser Foundation Health Plan, Verizon Communications, MCI WorldCom, Northrop Grumman Corporation, Aspen Systems Corporation and Moore North America. We derived approximately 39% of our total annualized based rental revenue from tenants in the computer systems design, broadcasting, telecommunications, management, scientific, technical and insurance industries. As a result, our distributable cash flow and ability to make expected distributions to our shareholders could be adversely affected if any of these industries is materially adversely affected by the economy or if a significant number of our tenants fail to pay their rent due to bankruptcy, weakened financial condition or otherwise. Our leases generally do not contain restrictions designed to ensure the creditworthiness of our tenants. From time to time a tenant may experience a downturn in its business. Such a downturn may weaken its financial condition, and it may stop paying rent when due. In addition, at any time, a tenant may seek the protection of the bankruptcy laws, which could result in delays in rental payments or in the rejection and termination of such tenant leases. These events would cause a reduction in our cash flow and the amounts available for distributions to our shareholders. We cannot assure you that tenants will not file for bankruptcy protection in the future or, if any tenants file, that they will affirm their leases and continue to make rental payments in a timely manner.

Property maintenance costs may escalate beyond our ability to recover such costs through rents.

          Our properties are subject to increases in operating expenses, such as cleaning; electricity; heating, ventilation and air conditioning; elevator repair and maintenance; insurance and administrative costs; and other general costs associated with security, landscaping, and repairs and maintenance. Due to the terrorist acts of September 11, 2001, we expect security costs and insurance premiums to increase. While our tenants generally are obligated to pay a portion of these escalating costs, there can be no assurance that our tenants will agree to pay such costs upon renewal or that new tenants will agree to pay such costs. If operating expenses increase, the local rental market may limit the extent to which rents may be increased to meet increased expenses without decreasing occupancy rates. Our ability to make distributions to our shareholders could be adversely affected if operating expenses increase without a corresponding increase in revenues.

Non-renewal of leases and non-reletting of space could adversely affect our rental revenues.

          We are subject to several risks upon expiration of leases for space located at our properties. The leases may not be renewed, the space may not be relet or the terms of renewal or reletting, including the costs of required renovations, may be less favorable than current lease terms. Leases on a total of approximately 6.3% of the total net rentable square feet in our properties will expire during 2002. If we are unable to relet promptly or renew the leases for a particular property or properties, if the rental rates upon such renewal or reletting are significantly lower than expected rates or if our budgets for these purposes prove to be inadequate, then our cash flow and ability to make expected distributions to our shareholders may be adversely affected.

Some of our competitors in markets in which we have properties may have newer, better-located or better-capitalized properties.

          Numerous office and industrial properties compete with our properties in attracting tenants to lease space. In each market we compete on a number of factors including rental rates, tenant concession allowances, quality and location of buildings, quality of property management and other economic and non-economic factors. Our major competitors in each market include the following companies:

Segment                  Competitors
-------                  -----------
Mid-Atlantic             Boston Properties, CarrAmerica Realty Corp., Equity Office Properties, Vornado
                         Realty Trust

Midwest                  CarrAmerica Realty Corp., Duke-Weeks Realty Corp., Equity Office Properties,
                         Great Lakes REIT, John Buck Co., Prime Group

Southwest                CarrAmerica Realty Corp., Crescent Real Estate Equities, Equity Office
                         Properties, Lincoln Property Co., Trammell Crow Co.

Northern California      Boston Properties, CarrAmerica Realty Corp., Equity Office Properties,
                         Shorenstein Co.

Southern California      Arden Realty, CarrAmerica Realty Corp., Equity Office Properties, Kilroy Realty
                         Corp.

This competition could have an adverse effect on our operating performance because some of these competing properties may be newer, better-located or better-capitalized than our properties.

Properties with environmental problems could cause us to incur clean-up costs or other liabilities.

          Various federal, state and local environmental laws, ordinances, and regulations impose liability upon a current or previous owner or operator of real property for the costs of removal or remediation of contamination caused by hazardous or toxic substances or other wastes at the property. These laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of the hazardous or toxic substances or other waste. In addition, the presence of property contamination, or the failure to remediate contamination at a property properly, may adversely affect a party's ability to borrow using the real property as collateral. Persons who generate or arrange for the disposal or treatment of hazardous or toxic substances or other wastes may also be liable for the costs of removal or remediation of contamination at a disposal or treatment facility, whether or not such facility is or ever was owned or operated by them. Environmental laws and common law principles also impose liability upon a party for the release of and exposure to environmental contamination, including asbestos-containing materials into the air, and third parties may use these laws to seek recovery from owners or operators of property for personal injury or property damage associated with environmental contamination, including asbestos-containing materials.

          As the owner of the properties, we may be liable for these types of costs. We obtain environmental site assessments on all of our properties prior to their acquisition. The purpose of environmental site assessments is to identify potential recognized environmental conditions that may be associated with a property. For a number of our properties, the environmental site assessments also referenced prior Phase II environmental site assessments which involved subsurface sampling and analysis on such properties.

          The previously-mentioned environmental site assessments have not revealed any potential recognized environmental conditions that we believe could have a material adverse effect on our business, assets or results of operations. However, it is possible that the previously-mentioned environmental site assessments relating to any one of our properties do not reveal all adverse environmental conditions. In addition, there could be environmental conditions that were created at a property after the applicable environmental site assessment was completed.

          Effective January 1, 1999, we purchased insurance to cover environmental conditions and business interruption if and when they occur. This policy covers both governmental and third-party claims associated with the covered environmental conditions. Our limits for loss under the policy are $5.0 million per occurrence and $5.0 million in the aggregate. We cannot assure you that these coverages will be sufficient to cover all costs of environmental issues that could arise.

Americans with Disabilities Act compliance could lead to unanticipated costs.

          The Americans with Disabilities Act of 1990 requires specified public accommodations to meet federal requirements governing accessibility for persons with disabilities related to access and use by disabled persons. Compliance with the Americans with Disabilities Act could require modifications to our properties. Non-compliance could result in, among other things, various penalties including injunctive relief and monetary damages. Although we have no basis for believing that our properties are not in compliance with the requirements of the Americans with Disabilities Act, if we were required to make unanticipated expenditures to comply with the Americans with Disabilities Act, our cash flow and the amounts available for distributions to our shareholders may be adversely affected.

Some of our properties may be subject to uninsured losses such as from earthquakes or acts of terrorism.

          We carry comprehensive liability, fire, flood and, where appropriate, extended coverage and rental loss insurance with respect to our properties, with policy specifications and insured limits customarily carried for similar properties. There are, however, certain types of losses, such as from wars, that may be either uninsurable or the cost of obtaining insurance would be so high that it would be more prudent to accept the risk of loss. We currently maintain a $100 million blanket earthquake policy on the properties we own in Northern and Southern California. Should an uninsured loss or a loss in excess of insured limits occur, we could lose both capital invested in a property as well as the anticipated future revenue from the property but would continue to be obligated on any mortgage indebtedness or other obligations related to the property. Any such loss would adversely affect our business, financial condition and results of operations.

          Our real property insurance policies put into effect before September 11, 2001 do not expressly exclude coverage from hostile acts, except for acts of war. Following the terrorist acts of September 11, 2001, however, insurance policies purchased by us may expressly exclude hostile acts, and it may be impossible to obtain insurance covering terrorist attacks. We may not be able to purchase policies in the future with coverage limits and deductibles similar to those that were available before September 11, 2001. In addition, we expect our insurance premiums to increase in the future, which may have an adverse impact on our cash flow.

Property ownership through partnerships and joint ventures could subject us to the contrary business objectives of our partners or co-venturers.

          Through Prentiss Properties Acquisition Partners, L.P., our operating partnership, we own non-controlling interests, including: (1) a non-controlling 50% interest in the Broadmoor Austin Associates; (2) a 20% non-controlling interest in the Burnett Plaza; and (3) 25% non-controlling interest in Tysons International Partners, which in the aggregate represented approximately $3.2 million in net income, or 3.1% of total net income, for the year ended December 31, 2001. Our pro-rata share of mortgage debt related to these unconsolidated interests is approximately $99.9 million, or 12.3% of our total mortgage debt outstanding, as of December 31, 2001. Through these interests, we act as managing venture partner and have the authority to conduct business affairs of each joint venture, subject to approval and veto rights of the other venture partner.

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

     We will, however, seek to maintain sufficient control of such partnerships or joint ventures to achieve our business objectives. Although our organizational documents do not limit the amount of available funds that we may invest in partnerships or joint ventures, our senior credit facility requires lender consent for certain investments in land, development projects and joint ventures.

     In the future, we may acquire limited partnership interests in property partnerships without partnership management responsibility or co-venturer interests or co-general partnership interests in property partnerships with shared responsibility for managing the affairs of the property partnership or joint venture. In these instances, we will not be in a position to exercise sole decision-making authority regarding the property partnership or joint venture.

Our properties are illiquid assets.

          Our investments in properties are relatively illiquid. This illiquidity will tend to limit our ability to vary our portfolio promptly in response to changes in economic or other conditions. Some of our properties are mortgaged to secure payment of indebtedness. If we were unable to meet our mortgage payments, the lender could foreclose on the properties and we could incur a loss. In addition, if we wished to dispose of one or more of the mortgaged properties, we might not be able to obtain a release of the lien on the mortgaged property. If a lender forecloses on a mortgaged property or if a mortgage lien prevents us from selling a property, our funds available for distribution to our security holders could decline.

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

          As of December 31, 2001, we had $265.8 million of floating rate debt out of total debt, including our pro rata share of joint venture debt, of $1,007.7 million. We enter into financial futures contracts and option contracts in the ordinary course of our business to hedge or modify our exposures to interest rate fluctuations. Of the floating rate debt, $250 million was swapped to fixed rate debt through various interest rate protection contracts with maturity dates ranging from January 2002 to March 2006. While our use of these derivatives is intended to allow us to better manage certain risks, it is possible that, over time, mis-matches may arise with respect to the derivatives and the cash market instruments they are intended to hedge. Discrepancies can also arise between the derivative and cash markets. Derivatives also have risks that are similar in type to the risks of the cash market instrument on which their values are based. For example, in times of market stress, sharp price movements or reductions in liquidity in the cash markets may be related to comparable or even greater price movements and reductions in liquidity in the derivative markets. Further, the risks associated with derivatives are potentially greater than those associated with the related cash market instruments because of the additional complexity and potential for leverage. In addition, derivatives may create credit risks, as well as legal, operational and other risks beyond those associated with the underlying cash market instruments on which their values are based. Credit risk involves the risk that a counterparty on a derivative transaction will not fulfill its contractual obligations. In an effort to limit credit risk, we have a policy that requires the counterparty to the transaction to have a credit rating no lower that A- by a nationally recognized rating agency at the time we enter into a derivative transaction. There can be no assurance, however, that our hedging strategy or techniques and policies for minimizing credit and other risks associated with our hedging activity will be effective, that our profitability will not be adversely affected during any period of changes in interest rates or that the costs of hedging will not exceed the benefits.

If we are unable to replace construction loans with permanent refinancing, we may have to sell the development properties at a loss.

          If new developments are financed through construction loans or if acquisitions are financed with short-term bridge loans in anticipation of later, permanent financing, there is a risk that upon completion of construction or the maturity of the bridge loans, permanent financing may not be available or may be available only on disadvantageous terms. As of December 31, 2001, we were not a party to any construction loan commitments. In the event that we enter into such financing arrangements and upon maturity are unable to obtain permanent financing for these properties on favorable terms, we could be forced to sell such properties at a loss or the properties could be foreclosed upon by the lender and result in loss of income and asset value.

We depend on our direct and indirect subsidiaries' dividends and distributions, and these subsidiaries' creditors and preferred security holders are entitled to payment of amounts payable to them by the subsidiaries before the subsidiaries may pay any dividends or distributions to us.

          Substantially all of our assets consist of our partnership interests in Prentiss Properties Acquisition Partners, our operating partnership. Our operating partnership holds substantially all of its properties and assets through subsidiaries. Our operating partnership, therefore, depends for substantially all of its revenue on cash distributions to it by its subsidiaries. The creditors of each subsidiary are entitled to payment of the subsidiary's obligations to them, when due and payable, before distributions may be made by the subsidiary to our operating partnership. Thus, our operating partnership's ability to make distributions to its unit holders depends on its subsidiaries' ability to satisfy their obligations to their creditors and make distributions to our operating partnership. In addition, the right of our operating partnership unit holders to participate in any distribution of the assets of any of our operating partnership's direct or indirect subsidiaries upon the liquidation, reorganization or insolvency of the subsidiary, and any consequent right of our operating partnership unit holders to participate in those assets, will be subject to the claims of the creditors and preferred security holders, if any, of the subsidiary. Furthermore, the holders of preferred units of our operating partnership are entitled to receive preferred distributions before payment of distributions to holders of operating partnership common units, including us. Thus, our ability to pay dividends to holders of our common shares depends on our operating partnership's ability first to satisfy its obligations to its creditors and make distributions payable to holders of preferred units and then to make distributions to us. Subsequent to the repurchase of our Series C preferred Units in January 2002, there are two series of preferred units of our operating partnership not held by us which have preference over our common shares, the Series B Preferred Units and Series E Preferred Units. The Series B Preferred Units have a total liquidation value of approximately $95 million, and the Series E Preferred Units have a total liquidation value of approximately $10 million. In addition, our shareholders will have the right to participate in any distribution of the assets of any of our direct or indirect subsidiaries upon the liquidation, reorganization or insolvency of the subsidiary, and consequently to participate in those assets, only after the claims of the creditors, including trade creditors, and preferred security holders, if any, of the subsidiary are satisfied.

Risks Related to Our Company

Our shareholders' ability to effect a change of control may be limited.

We have a shareholder rights plan.

          In February 1998, we adopted a shareholder rights plan and declared a dividend of one purchase right for each common share of beneficial interest. The purchase rights may have the effect of delaying, inhibiting or preventing a transaction or a change in control of us that might involve a premium price for the common shares or otherwise be in the best interest of our shareholders. The purchase rights can cause substantial dilution to a person or group that acquires 10% or more of our outstanding common shares unless the purchase rights have been redeemed by our board of trustees. However, because the purchase rights are redeemable by our board of trustees, the purchase rights should not interfere with any merger or other business combination approved by our board of trustees.

We have an ownership limitation.

          In order to maintain our qualification as a REIT under the Internal Revenue Code of 1986, as amended, no more than 50% in value of our outstanding shares of beneficial interest may be owned, directly or indirectly, by five or fewer individuals during the last half of our taxable year, other than our 1996 taxable year. To ensure that we will not fail to qualify as a REIT, our declaration of trust authorizes our board of trustees to take such actions as are necessary and desirable to preserve our qualification as a REIT. In addition, our declaration of trust has an ownership limitation which provides that no person may own, directly or indirectly, more than 8.5% of the number of outstanding common shares, other than Michael V. Prentiss, who currently may own up to 15% of the number of outstanding common shares, or more than 9.8% of the number of outstanding preferred shares of beneficial interest of any series. The board of trustees, upon receipt of a ruling from the IRS, an opinion of counsel or other evidence satisfactory to our board of trustees, may exempt a proposed transferee from the ownership limitation. For example, our board of trustees has exempted Security Capital Preferred Growth Incorporated from the ownership limitation on the condition that Security Capital Preferred Growth Incorporated not own more than 11% of the number of outstanding common shares. The board of trustees may not grant an exemption from the ownership limitation to any proposed transferee if such exemption would result in the termination of our status as a REIT. The ownership limitation may have the effect of delaying, inhibiting or preventing a transaction or a change in control that might involve a premium price for the common shares or otherwise be in the best interests of our shareholders.

We have a staggered board.

          Our board of trustees is divided into three classes, each with a three year term, thus, only a portion of our board of trustees stand for election at each annual meeting. The staggered terms of trustees may reduce the possibility of a tender offer or an attempt to change control of us, even though a tender offer or change in control might be in the best interest of our shareholders.

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

          We have operated and intend to continue to operate as a REIT for federal income tax purposes. We have not requested, and do not expect to request, a ruling from the IRS (1) that the operating partnership and each of its non-corporate subsidiaries have been and will be classified as partnerships for federal income tax purposes or (2) that we qualify as a REIT. Qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code, with limited judicial and administrative guidance available, to facts and circumstances that may be subject to differing interpretations for federal income tax purposes.

          While we have operated and intend to continue to operate as a REIT for federal income tax purposes, if the IRS were to successfully challenge the tax status of the operating partnership or a non-corporate subsidiary as a partnership, or if we fail to qualify as a REIT for any taxable year, we would be subject to federal income tax at regular corporate rates. Unless entitled to relief under the Internal Revenue Code, we also would be disqualified from treatment as a REIT for the four taxable years following the disqualification year. As a result, cash available for distribution would be reduced for each of the years involved.

          Although we intend to continue to operate as a REIT, future economic, market, legal, tax or other considerations may cause our board of trustees, with the consent of our shareholders holding at least a majority of all the outstanding common shares, to revoke the REIT election.

We have minimum distribution requirements that could require us to incur additional debt.

          To qualify as a REIT prior to 2001, we were required to distribute at least 95% of our net taxable income to our shareholders, excluding any net capital gain. As a result of the REIT Modernization Act, the distribution requirement was reduced to 90% for 2001 and future years. In addition, to avoid a 4% non-deductible excise tax, we must also distribute annually at least the sum of the following:

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

          At any time, future legislation or administrative or judicial decisions or actions could affect our tax treatment or qualification as a REIT, possibly with retroactive effect. While we do not anticipate any such decisions or actions, the rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. We cannot predict whether, when, in what forms, or with what effective dates, the tax laws applicable to us or an investment in us might be changed.

Conflicts of interests in our business could result in decisions not in your best interest.

Prentiss principals could have differing objectives from other shareholders upon the sale, refinancing or prepayment of indebtedness of properties.

          Messrs. Prentiss and August, our senior executive officers, and their affiliates may have unrealized taxable gain associated with their units of limited partnership interest in the operating partnership. Messrs. Prentiss and August may suffer different and more adverse tax consequences than our other shareholders upon the sale or refinancing of properties that were contributed to the operating partnership by Messrs. Prentiss and August. Therefore, Messrs. Prentiss and August and our other shareholders may have different objectives regarding the appropriate pricing and timing of any sale or refinancing of properties. While we, through Prentiss Properties I, Inc., the general partner of the operating partnership, have the exclusive authority as to whether and on what terms to sell or refinance an individual property, Messrs. Prentiss and August may influence us not to sell, or refinance or prepay the indebtedness associated with properties even though such a transaction might otherwise be to our financial advantage, or may influence us to refinance properties with a high level of debt.

Our policies with respect to conflicts of interests may not eliminate the influence of conflicts.

          We have adopted policies intended to minimize conflicts of interest. For example, our bylaws provide that all transactions in which executive officers or trustees have a conflicting interest with us may be subject to approval by a majority of our trustees that are not affiliated with any of our affiliates or by the holders of a majority of the common shares held by disinterested shareholders. We have implemented a code of business conduct governing the conduct of all employees which further reduces the potential for conflicts of interest. There can be no assurance that our policies will be successful in eliminating the influence of conflicts. Decisions could be made that might fail to reflect fully the interests of all our shareholders. Our declaration of trust includes a provision permitting each individual trustee to engage in the type of business activities conducted by us without first presenting any investment opportunities to us, even though such investment opportunities may be within the scope of our investment policies.

Our board of trustees may change policies and incur debt without shareholder approval.

          Our board of trustees determines our investment, financing, borrowing and distribution policies, and our policies with respect to all other activities, including growth, capitalization and operations. Our board of trustees has adopted a policy limiting our total combined indebtedness plus our pro rata share of joint venture debt to 50% or less of our total market capitalization, but our organizational documents do not contain any limitation on the amount of indebtedness we may incur. Although our board of trustees has no present intention to do so, these policies may be amended or revised at any time and from time to time at the discretion of our board of trustees, limited only by various restrictions in our credit agreement, without a vote of our shareholders. Our credit agreements limit total indebtedness to 55% of total assets and require a debt service coverage ratio of at least 2 to 1. A change in our investment, financing, borrowing and distribution policies could adversely affect our financial condition, results of operations or the market price of our common shares.

We are dependent on the services of Michael V. Prentiss and Thomas F. August.

          We are dependent on the efforts of our chairman and chief executive officer, Messrs. Prentiss and August. The loss of their services could have an adverse effect on our operations. Each of Messrs. Prentiss and August has entered into an employment agreement which will expire in February 2006 and May 2003, respectively. Messrs. Prentiss and August have agreed in their employment agreements that for a period of two years after they are no longer employed by us they will not enter into employment with any company which is in a business that is competitive to our business. If this provision, or if similar provisions in other employment agreements with our other employees, is determined to not be binding on Messrs. Prentiss or August, or any other employee, those persons would be able to enter into employment with companies which compete with us immediately after those persons ceased to be employed by us.

Our third-party property management, leasing, development and construction business and related services involve relationships which may be subject to early termination or a lack of control.

          Through our operating partnership and Prentiss Properties Resources, the manager, we engage in the business of management, leasing, development and construction of properties owned by third parties. Risks associated with these activities include the following:

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

     The capital stock of the manager is divided into two classes: voting common stock, all of which is owned by Mr. Prentiss; and non-voting common stock, all of which we hold through the operating partnership. The voting common stock represents 2% of the ownership interests in the manager and the non-voting common stock represents 98% of the ownership interests in the manager. Mr. Prentiss, as the holder of all of the manager's voting common stock, has the ability to elect the directors of the manager. We are not able to elect directors and, therefore, are not able to influence the day-to-day management decisions of the manager. As a result, the board of directors and management of the manager may implement business policies or decisions that we would not have implemented and that are adverse to our interests and which could adversely impact our net operating income and cash flow.

We have shares available for future sale that could adversely affect the price of our common shares.

Under our declaration of trust, our board of trustees has the authority to do the following:

     . amend our declaration of trust, without shareholder approval, to increase or decrease the aggregate number of shares of beneficial interest or the number of shares of beneficial interest of any class, including common shares, that we have the authority to issue; and

     . issue additional authorized but unissued common shares or preferred shares.

     As of December 31, 2001, we have authorized 100,000,000 common shares, of which 62,984,113 common shares are unissued. In addition, we have granted options to purchase 3,686,566 common shares to executives officers, employees and trustees, of which options to purchase 2,179,175 common shares remain outstanding. We have reserved a total of 3,773,585 common shares for issuance upon conversion of the Series D Preferred Shares. Sales or issuances of a substantial number of common shares, or the perception that such sales could occur could adversely affect prevailing market prices of the common shares and dilute the percentage ownership held by our shareholders.

     Limited partners of our operating partnership have the right to receive, in our or the general partner's discretion, either cash or one common share, in exchange for each limited partnership unit they now hold, if and to the extent they tender such units for redemption. As of December 31, 2001, there were 1,522,036 common units of our operating partnership outstanding and held by partners other than Prentiss Properties Trust, and, if we or the general partner elect to redeem such units for common shares, these common units are exchangeable for 1,522,036 common shares. We are party to registration rights agreements under which we are required to register the issuance of common shares which we may issue upon the redemption by the holders of units of limited partnership interest in our operating partnership. We can make no prediction concerning the effect that such issuance or future sales of any such common shares will have on market prices.

Changes in market conditions could hurt the market price of our shares.

          The value of our common shares depends on various market conditions, which may change from time to time. Among the market conditions that may affect the value of our common shares are the extent of institutional investor interest in us; the reputation of REITs generally and the attractiveness of their equity securities in comparison to other equity securities, including securities issued by other real estate companies, and fixed income securities; our financial condition and performance; and general financial market conditions. In addition, the stock market in recent years has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies.

Increased market rates may hurt the value of our shares.

We believe that investors consider the distribution rate on REIT shares, expressed as a percentage of the price of the shares, relative to market interest rates as an important factor in deciding whether to buy or sell the shares. If market interest rates go up, prospective purchasers of REIT shares may expect a higher distribution rate. Higher interest rates would not, however, result in more funds for us to distribute and in fact, would likely increase our borrowing costs and might decrease our funds available for distribution. Thus, higher market interest rates could cause the market price of our common shares to decline.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Our primary market risk exposure is to changes in interest rates as a result of our revolving credit facility and long-term debt. At December 31, 2001, we had outstanding total indebtedness, including our pro rata share of joint venture debt, of approximately $1.01 billion, or approximately 43.4% of total market capitalization based on a common share price of $27.45 per common share. Our interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, we manage our exposure to fluctuations in market interest rates for our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangement. In addition, we may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps and floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable rate debt. We do not enter into derivative or interest rate transactions for speculative purposes. Approximately 73.6% of our outstanding debt was subject to fixed rates with a weighted average interest rate of 7.45% at December 31, 2001. Of the remaining $265.8 million, or 26.4%, representing our variable rate debt, $250.0 million was effectively locked at an interest rate before the spread over LIBOR, of 5.50% through our interest rate swap agreements. We regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

     The following table provides information about our financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations outstanding at December 31, 2001, the table presents principal cash flows and related weighted average interest rates for the debt outstanding during the periods. The debt outstanding as presented in the table includes our pro rata share of joint venture debt. For interest rate swaps, the table presents notional amounts and weighted average interest rates for in-place swaps during the period. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on 30-day LIBOR as of December 31, 2001. The fair value of our fixed rate debt indicates the estimated principal amount of debt having similar debt service requirements, which could have been borrowed by us at December 31, 2001. The rate assumed in the fair value calculation of fixed rate debt is equal to 7.09%, which consists of the 7-year treasury of 4.84% at December 31, 2001 plus 225 basis points. The fair value of our variable to fixed interest rate swaps indicates the estimated amount that would have been paid by us had they been terminated at December 31, 2001.

                                                 Expected Maturity Date
                                                     (in thousands)
                             --------------------------------------------------------------
                                                                                                          Fair
                              2002       2003       2004      2005      2006     Thereafter    Total      Value
                             -------   --------   --------   -------   -------   ----------   --------   --------
Liabilities
Long-Term Debt:
   Fixed Rate                $17,721   $ 11,728   $ 32,143   $42,374   $19,096   $618,793     $741,855   $755,442
     Average Interest Rate      7.45%      7.45%      7.43%     7.46%     7.46%      7.40%          --         --
   Variable Rate             $   750   $119,250   $ 70,813        --   $75,000         --     $265,813   $265,813
     Average Interest Rate      3.36%      3.39%      3.40%     3.29%     3.29%        --           --         --

Interest Rate Derivatives
Interest Rate Swaps:
   Variable to Fixed         $90,000         --   $110,000        --   $50,000         --           --   $(10,490)
     Avg. Pay Rate              6.07%      6.17%      6.15%     5.99%     5.99%        --           --         --
     Avg. Receive Rate          1.87%      1.87%      1.87%     1.87%     1.87%        --           --         --

     The table incorporates only those exposures that exist as of December 31, 2001 and does not consider exposures or positions which could arise after that date. In addition, because firm commitments are not represented in the table above, the information presented therein has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, prevailing interest rates, and our hedging strategies at that time. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and our financing requirements.

Item 8. Financial Statements and Supplementary Data

     Financial Statements and the Financial Statement Schedule appear at page F-1 to page F-29 of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

     None.

                                    PART III

Item 10. Trustees and Executive Officers of the Company

     The information required by this item is incorporated by reference from our definitive proxy statement for our annual meeting of shareholders to be held on May 15, 2002.

Item 11. Executive Compensation

     The information required by this item is incorporated by reference from our definitive proxy statement for our annual meeting of shareholders to be held on May 15, 2002.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by this item is incorporated by reference from our definitive proxy statement for our annual meeting of shareholders to be held on May 15, 2002.

Item 13. Certain Relationships and Related Transactions

     The information required by this item is incorporated by reference from our definitive proxy statement for our annual meeting of shareholders to be held on May 15, 2002.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)  Financial Statements, Financial Statement Schedule and Exhibits

     (1)  Financial Statements

          Report of Independent Accountants

          Consolidated Balance Sheets of Prentiss Properties Trust as of December 31, 2001 and December 31, 2000

          Consolidated Statements of Income of Prentiss Properties Trust for the years ended December 31, 2001, 2000 and 1999

          Consolidated Statements of Changes in Shareholders' Equity of Prentiss Properties Trust for the years ended December 31, 2001, 2000 and 1999

          Consolidated Statements of Comprehensive Income of Prentiss Properties Trust for the years ended December 31, 2001, 2000 and 1999

          Consolidated Statements of Cash Flows of Prentiss Properties Trust for the years ended December 31, 2001, 2000 and 1999

          Notes to Consolidated Financial Statements

     (2)  Financial Statement Schedule

          Report of Independent Accountants

          Schedule III: Real Estate and Accumulated Depreciation

     (3)  Exhibits

EXHIBIT NO.         DESCRIPTION
----------          -----------

3.1 Amended and Restated Declaration of Trust of the Registrant (filed as Exhibit 3.1 to our Registration Statement on Amendment No. 1 of Form S-11, File No. 333-09863, and incorporated by reference herein).

*3.2                Amended and Restated Bylaws of the Registrant.

3.3 Articles Supplementary, dated February 17, 1998, Classifying and Designating a Series of Preferred Shares of Beneficial Interest as Junior Participating Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest, Series B, and Fixing Distribution and Other Preferences and Rights of Such Shares (filed as an Exhibit to our Registration Statement on Form 8-A, filed on February 17, 1998, File No. 000-23813 and incorporated by reference herein).

3.4 Articles Supplementary, dated June 25, 1998, Classifying and Designating a Series of Preferred Shares of Beneficial Interest as Series B Cumulative Redeemable Perpetual Preferred Shares of Beneficial Interest and Fixing Distribution and Other Preferences and Rights of Such Shares (included as Exhibit 3.5 to our Form 10-Q, filed on August 12, 1998, File No. 001-14516).

3.5                 Articles Supplementary, dated March 20, 2001 (filed as
                    Exhibit 3.6 to our Report on Form 10-K, filed March 27, 2001, File No. 001-14516, and incorporated by reference herein).

3.6 Articles Supplementary Classifying and Designating a Series of Preferred Shares of Beneficial Interest as Series D Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest and Fixing Distribution and Other Preferences and Rights of such Shares, dated March 20, 2001 (filed as Exhibit 3.7 to our Report on Form 10-K, filed March 27, 2001, File No. 001-14516, and incorporated by reference herein).

*3.7                Articles Supplementary, dated January 4, 2002.

4.1 Form of Common Share Certificate (filed as Exhibit 4.1 to our Registration Statement on Amendment No. 1 of Form S-11, File No. 333-09863, and incorporated by reference herein).

4.2 Amended and Restated Rights Agreement, dated January 22, 2002, between Prentiss Properties Trust and EquiServe Trust Company, N.A., as Rights Agent (filed as Exhibit 1 to Amendment No. 2 to our Registration Statement on Form 8-A, filed on February 6, 2002, File No. 000-014516).

4.3 Form of Rights Certificate (included as Exhibit A to the Rights Agreement (Exhibit 4.2)).

4.4                 Form of Series D Preferred Share Certificate (filed as
                    Exhibit 4.4 to our Report on Form 10-K, filed March 27, 2001, File No. 001-14516, and incorporated by reference herein).

10.1 1996 Share Incentive Plan (filed as Exhibit 10.25 to Amendment No. 1 to our Registration Statement on Form S-11, File No. 333-09863, and incorporated by reference herein).

10.2 First Amendment, effective as of May 6, 1997, to the 1996 Share Incentive Plan (filed as Exhibit 4.6 to our Registration Statement on Form S-8, File No. 333-79623, filed on May 28, 1999, and incorporated by reference herein).

10.3 Second Amendment, effective as of May 5, 1998, to the 1996 Share Incentive Plan (filed as Exhibit 4.7 to our Registration Statement on Form S-8, File No. 333-79623, filed on May 28, 1999, and incorporated by reference herein).

10.4 Third Amendment, effective as of May 9, 2001, to the 1996 Share Incentive Plan (filed as Exhibit 4.5 to our Registration Statement on Form S-8, File No. 333-68520, filed on August 28, 2001, and incorporated by reference herein).

10.5 Trustees Share Incentive Plan (filed as Exhibit 4.8 to our Registration Statement on Form S-8, File No. 333-79623, filed on May 28, 1999, and incorporated by reference herein).

10.6 First Amendment, effective as of May 5, 1998, to the Trustees' Share Incentive Plan (filed as Exhibit 4.9 to our Registration Statement on Form S-8, File No. 333-79623, filed on May 28, 1999, and incorporated by reference herein).

10.7 Second Amendment, effective as of March 1, 1999, to the Trustees' Share Incentive Plan (filed as Exhibit 4.10 to our Registration Statement on Form S-8, File No. 333-79623, filed on May 28, 1999, and incorporated by reference herein).

*10.8 Third Amendment, effective as of May 10, 2000, to the Trustees' Share Incentive Plan.

*10.9               Form of Stock Option Agreement.

*10.10              Amended and Restated Share Purchase Plan, dated as of July
                    1, 2000.

*10.11              Key Employee Share Option Plan.

*10.12              Prentiss Properties Employee Savings Plan.

10.13 Second Amended and Restated Employment Agreement, dated February 14, 2001 by and between Michael V. Prentiss and Prentiss Properties Trust (filed as Exhibit 10.20 to our Report on Form 10-K, filed on March 27, 2001, and incorporated herein by reference).

10.14 Amended and Restated Employment Agreement, dated May 10, 2000, by and between Thomas F. August and Prentiss Properties Trust (filed as Exhibit 10.21 to our Report on Form 10-K, filed on March 27, 2001, and incorporated herein by reference).

*10.15 Third Amended and Restated Agreement of Limited Partnership of Prentiss Properties Acquisition Partners, L.P., dated as of October 1, 2001.

*10.16 First Amendment, dated as of December 18, 2001, to the Third Amended and Restated Agreement of Limited Partnership of Prentiss Properties Acquisition Partners, L.P., dated as of December 18, 2001.

*10.17 Second Amendment, dated as of January 3, 2002, to the Third Amended and Restated Agreement of Limited Partnership of Prentiss Properties Acquisition Partners, L.P., dated as of October 1, 2001.

10.18 Exchange Agreement, dated as of March 20, 2001, by and among Prentiss Properties Trust, Prentiss Properties Acquisition Partners, L.P. and Security Capital Preferred Growth Incorporated (filed as Exhibit 10.14 to our Report on Form 10-K, filed on March 27, 2001, and incorporated herein by reference).

10.19 Registration Rights Agreement, dated as of March 20, 2001, by and among Prentiss Properties Trust and Security Capital Preferred Growth Incorporated (filed as Exhibit 10.15 to our Report on Form 10-K, filed on March 27, 2001, and incorporated by reference herein).

10.20 Credit Agreement, dated May 23, 2000, among Prentiss Properties Acquisition Partners, L.P., as Borrower, Bank One, N.A., as Administrator, Bank of America, N.A., as Syndication Agent, Dresdner Bank, AG as Documentation Agent and each of the Lenders that are signatory therein (filed as Exhibit 10.22 to our Report on Form 10-K, filed on March 27, 2001, and incorporated by reference herein).

*10.21 Credit Agreement, dated March 16, 2001, among Prentiss Properties Acquisition Partners, L.P., as Borrower, Commerzbank AG, New York Branch, as Administrative Agent, Sole Arranger and Sole Book Runner, Fleet National Bank, as Syndication Agent, LaSalle Bank National Association, as Documentation Agent and each of the Lenders named therein.

10.22 Credit Agreement, dated September 30, 1999, among Prentiss Properties Acquisition Partners, L.P., as Borrower, Bank One, NA, as Administrative Agent, Mellon Bank and Union Bank of California as co-documentation agents.

*10.23 First Amendment, dated as of November 28, 2000, to the Credit Agreement, dated September 30, 1999, among Prentiss Properties Acquisition Partners, L.P., as Borrower, Bank One, N.A., as Administrative Agent, Mellon bank and Union Bank of California as co-documentation agents.

10.24 Exchange Agreement, dated March 14, 2001, by and among Prentiss Properties Trust, Prentiss Properties Acquisition Partners, L.P. and FFI Tysons Partners, L.P. (filed as
                    Exhibit 10.1 to our Current Report on Form 8-K, filed March 22, 2001, File No. 001-14516, and incorporated by reference herein).

10.25 Exchange Agreement, dated March 14, 2001, by and between Prentiss Properties Acquisition Partners, L.P. and Brandywine Grande B, L.P. (filed as Exhibit 10.2 to our Current Report on Form 8-K, filed March 22, 2001, File No. 001-14516, and incorporated by reference herein).

10.26 Agreement of Purchase and Sale, dated March 14, 2001, by and among Prentiss Properties Acquisition Partners, L.P., Brandywine Operating Partnership, L.P. and Brandywine Grande B, L.P. (filed as Exhibit 10.3 to our Current Report on Form 8-K, filed March 22, 2001, File No. 001-14516, and incorporated by reference herein).

10.27 Agreement of Purchase and Sale, dated March 14, 2001, by and among Prentiss Properties Acquisition Partners, L.P., Prentiss Properties Limited, Inc. and Brandywine Operating Partnership, L.P. (filed as Exhibit 10.4 to our Current Report on Form 8-K, filed March 22, 2001, File No. 001-14516, and incorporated by reference herein).

10.28 Contribution Agreement, dated March 14, 2001, by and between Prentiss Properties Acquisition Partners, L.P. and Brandywine Operating Partnership, L.P. (filed as Exhibit
                    10.5 to our Current Report on Form 8-K, filed March 22, 2001, File No. 001-14516, and incorporated by reference herein).

10.29 Agreement of Purchase and Sale, dated March 14, 2001, by and among 935 First Avenue Associates and Brandywine Operating Partnership, L.P. (filed as Exhibit 10.6 to our Current Report on Form 8-K, filed March 22, 2001, File No. 001-14516, and incorporated by reference herein).

*10.30 Loan Agreement, dated as of June 30, 1999, by and between Prentiss Properties Acquisition Partners, L.P. and Robert K. Wiberg.

*10.31 Loan Agreement, dated as of June 30, 1999, by and between Prentiss Properties Acquisition Partners, L.P. and Lawrence Krueger.

*10.32 Loan Agreement, dated as of June 30, 1999, by and between Prentiss Properties Acquisition Partners, L.P. and Michael
                    A. Ernst.

*10.33 Loan Agreement, dated as of June 30, 1999, by and between Prentiss Properties Acquisition Partners, L.P. and Christopher M. Hipps.

*10.34 Loan Agreement, dated as of June 30, 1999, by and between Prentiss Properties Acquisition Partners, L.P. and Daniel Cushing.

*10.35 Promissory Note, dated as of June 1, 1999, by and between Prentiss Properties Limited, Inc. and Christopher M. Hipps.

*10.36 Promissory Note, dated as of January 1, 2002, by and between Prentiss Properties Limited, Inc. and Daniel Cushing.

*10.37 Promissory Note, dated as of June 28, 1999, by and between Christopher M. Hipps and Prentiss Properties Limited, Inc.

*10.38 Purchase Agreement, dated February 25, 2002, by and among Prentiss Properties Trust, Prentiss Properties Acquisition Partners, L.P., Prentiss Properties I, Inc. and Salomon Smith Barney Inc.

*10.39 Registration Rights Agreement, dated February 25, 2002, by and among Prentiss Properties Trust and Salomon Smith Barney Inc.

*10.40 Third Amendment to the Third Amended and Restated Agreement of Limited Partnership of Prentiss Properties Acquisition Partners, L.P.

*21.1               List of Subsidiaries

*23.1               Consent of PricewaterhouseCoopers LLP.

----------

     *    Filed herewith.

(b)  Reports on Form 8-K

     We did not file any Reports on Form 8-K for or during the period October 1, 2001 through December 31, 2001.

                            PRENTISS PROPERTIES TRUST

                          INDEX TO FINANCIAL STATEMENTS

FINANCIAL STATEMENTS                                                                             PAGE
--------------------                                                                             ----
         Report of Independent Accountants....................................................    F-2

         Consolidated Balance Sheets of Prentiss Properties Trust as of
         December 31, 2001 and December 31, 2000..............................................    F-3

         Consolidated Statements of Income of Prentiss Properties Trust for the
         years ended December 31, 2001, 2000 and 1999.........................................    F-4

         Consolidated Statements of Changes in Shareholders' Equity of Prentiss
         Properties Trust for the years ended December 31, 2001, 2000 and 1999................    F-5

         Consolidated Statements of Comprehensive Income of Prentiss Properties
         Trust for the years ended December 31, 2001, 2000 and 1999...........................    F-6

         Consolidated Statements of Cash Flows of Prentiss Properties Trust
         for the years ended December 31, 2001, 2000 and 1999.................................    F-7

         Notes to Consolidated Financial Statements...........................................    F-8

FINANCIAL STATEMENT SCHEDULE
----------------------------

         Report of Independent Accountants....................................................   F-29

         Schedule III:  Real Estate and Accumulated Depreciation..............................   F-30

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Trustees and Shareholders
Of Prentiss Properties Trust:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity, comprehensive income and cash flows present fairly, in all material respects, the financial position of Prentiss Properties Trust (the "Company") at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note (2) to the consolidated financial statements, effective January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities."


/s/ PricewaterhouseCoopers LLP

Dallas, Texas
February 6, 2002, except as to
Note (23) for which the date is
March 7, 2002

                            PRENTISS PROPERTIES TRUST
                           CONSOLIDATED BALANCE SHEETS

               (in thousands, except share and per share amounts)

                                                                                        December  31,
                                                                                   -----------------------
                                                                                      2001         2000
                                                                                   ----------   ----------
                                     ASSETS

Operating real estate:
   Land.................................................................           $  296,105   $  304,417
   Buildings and improvements...........................................            1,510,934    1,565,277
   Less: accumulated depreciation.......................................             (146,349)    (126,630)
                                                                                   ----------   ----------
                                                                                    1,660,690    1,743,064

Construction in progress................................................               64,410      112,090
Land held for development...............................................               53,504       49,784
Deferred charges and other assets, net..................................              144,329      127,635
Notes receivable........................................................               13,354           --
Receivables, net........................................................               39,936       34,093
Cash and cash equivalents...............................................                5,845        5,452
Escrowed cash...........................................................               13,674       24,672
Investments in securities...............................................                3,398        1,495
Investments in joint ventures and unconsolidated subsidiaries...........               31,453       19,590
                                                                                   ----------   ----------
   Total assets.........................................................           $2,030,593   $2,117,875
                                                                                   ==========   ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgages and notes payable.............................................           $  907,734   $1,007,800
Interest rate hedges....................................................               10,490           --
Accounts payable and other liabilities..................................               76,022       80,945
Deferred merger termination fee.........................................                   --       17,000
Other payables (affiliates).............................................                4,384        3,575
Distributions payable...................................................               25,977       23,538
                                                                                   ----------   ----------

   Total liabilities....................................................            1,024,607    1,132,858
                                                                                   ----------   ----------

Minority interest in operating partnership..............................              184,597      177,325
                                                                                   ----------   ----------
Minority interest in real estate partnerships...........................                1,589        1,428
                                                                                   ----------   ----------

Commitments and contingencies

Preferred shares $.01 par value, 20,000,000 shares authorized, 3,773,585
   shares issued and outstanding........................................              100,000      100,000
Common shares $.01 par value, 100,000,000 shares authorized, 42,106,896 and 40,687,813 (includes 5,091,009 and 4,104,371 shares held in treasury)
   shares issued and outstanding at December 31, 2001 and 2000,
   respectively.........................................................                  421          407
Additional paid-in capital..............................................              833,314      802,818
Common shares in treasury at cost, 5,091,009 and 4,104,371 shares at
   December 31, 2001 and 2000, respectively ............................             (118,228)     (92,636)
Unearned compensation...................................................               (2,556)      (3,186)
Accumulated other comprehensive income..................................               (9,655)          --
Retained earnings (distributions in excess of earnings).................               16,504       (1,139)
                                                                                   ----------   ----------

Total shareholders' equity..............................................              819,800      806,264
                                                                                   ----------   ----------

Total liabilities and shareholders' equity..............................           $2,030,593   $2,117,875
                                                                                   ==========   ==========

   The accompanying notes are an integral part of these consolidated financial statements.

                            PRENTISS PROPERTIES TRUST
                        CONSOLIDATED STATEMENTS OF INCOME

                    (in thousands, except per share amounts)

                                                                              Year Ended December 31,
                                                                           ------------------------------
                                                                             2001       2000       1999
                                                                           --------   --------   --------
Revenues:
  Rental income.........................................................   $339,377   $335,853   $297,147
  Management and other fees, net........................................      5,042      4,555      3,325
                                                                           --------   --------   --------
      Total revenues....................................................    344,419    340,408    300,472
                                                                           --------   --------   --------

Expenses:
  Property operating and maintenance....................................     78,913     78,005     69,603
  Real estate taxes.....................................................     38,355     38,400     34,201
  General and administrative and personnel cost.........................     10,396      9,790      8,843
  Interest expense......................................................     64,472     71,208     59,346
  Amortization of deferred financing costs..............................      1,607      1,519      1,126
  Depreciation and amortization.........................................     64,268     63,399     54,535
                                                                           --------   --------   --------
      Total expenses....................................................    258,011    262,321    227,654
                                                                           --------   --------   --------

Equity in income of joint ventures and unconsolidated subsidiaries......      3,131      3,843      4,294
Merger termination fee, net.............................................     17,000      4,091         --
                                                                           --------   --------   --------

Income before gain or loss, minority interests and extraordinary items..    106,539     86,021     77,112

Gain on sale of properties..............................................     13,895        221     16,105
Loss on investment in securities........................................         --     (1,000)        --
Minority interests......................................................    (17,601)   (15,657)   (12,735)
                                                                           --------   --------   --------

Income before extraordinary items.......................................    102,833     69,585     80,482
Extraordinary items.....................................................       (367)        --         --
                                                                           --------   --------   --------

Net income..............................................................    102,466     69,585     80,482

Preferred dividends.....................................................     (7,887)    (7,151)    (6,491)
                                                                           --------   --------   --------

Net income applicable to common shareholders............................   $ 94,579   $ 62,434   $ 73,991
                                                                           ========   ========   ========

Net income per common share before extraordinary items - basic..........   $   2.58   $   1.72   $   1.95
Extraordinary items.....................................................      (0.01)        --         --
                                                                           --------   --------   --------
Net income per common share - basic.....................................   $   2.57   $   1.72   $   1.95
                                                                           ========   ========   ========

Weighted average number of common shares outstanding - basic............     36,736     36,273     37,875
                                                                           ========   ========   ========

Net income per common share before extraordinary items - diluted........   $   2.52   $   1.71   $   1.93
Extraordinary items.....................................................     (0.01)         --         --
                                                                           --------   --------   --------
Net income per common share - diluted...................................   $   2.51   $   1.71   $   1.93
                                                                           ========   ========   ========

Weighted average number of common shares and common share equivalents
  outstanding - diluted.................................................     40,849     36,515     41,729
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

                            PRENTISS PROPERTIES TRUST
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                              SHAREHOLDERS' EQUITY

                  For the Three Years Ending December 31, 2001

                  (dollars in thousands, except per share data)

                                                                          Additional    Common
                                                     Preferred   Common    paid-in     shares in
                                           Total      shares     shares    capital     treasury
                                          --------   ---------   ------   ----------   ---------
Balance at December 31, 1998...........   $860,578    $100,000    $399     $787,193    $ (23,314)
  Net proceeds from issuance of
     common shares (148,355 common
     shares)...........................      2,363                   2        2,361
  Proceeds used to purchase treasury
     shares (1,593,100 treasury
     shares)...........................    (40,477)                                      (40,477)
  Distributions declared ($1.72 per
     common share).....................    (64,962)
  Preferred distributions declared
     ($1.72 per preferred share).......     (6,491)
  Net income...........................     80,482
                                          --------    --------    ----     --------    ---------

Balance at December 31, 1999...........    831,493     100,000     401      789,554      (63,791)
  Net proceeds from issuance of
     common shares (417,670 common
     shares)...........................      8,989                   4        8,985
  Restricted share grants (191,500
     common shares)....................         --                   2        4,279
  Amortization of share grants.........      1,095
  Proceeds used to purchase treasury
     shares (1,512,471 treasury
     shares)...........................    (28,845)                                      (28,845)
  Distributions declared ($1.895 per
     common share).....................    (68,902)
  Preferred distributions declared
     ($1.895 per preferred share)......     (7,151)
  Net income...........................     69,585
                                          --------    --------    ----     --------    ---------

Balance at December 31, 2000...........    806,264     100,000     407      802,818      (92,636)
  Net proceeds from issuance of
     common shares (1,329,383 common
     shares)...........................     28,294                  13       28,281
  Restricted share grants (89,700
     common shares)....................        784                   1        2,215
  Amortization of share grants.........      2,062
  Proceeds used to purchase treasury
     shares (986,638 treasury shares)..    (25,592)                                      (25,592)
  Distributions declared ($2.09 per
     common share).....................    (76,936)
  Preferred distributions declared
     ($2.09 per preferred share).......     (7,887)
  Unrealized gain on investments in
     securities........................        366
  Unrealized loss on interest rate
     hedges............................    (10,021)
  Net income...........................    102,466
                                          --------    --------    ----     --------    ---------
Balance at December 31, 2001...........   $819,800    $100,000    $421     $833,314    $(118,228)
                                          ========    ========    ====     ========    =========

                                                                           Retained
                                                          Accumulated      earnings
                                                             other       (distributions
                                            Unearned     comprehensive   in excess of
                                          compensation      income          earnings)
                                          ------------   -------------   --------------
Balance at December 31, 1998...........                                     $ (3,700)
  Net proceeds from issuance of
     common shares (148,355 common
     shares)...........................
  Proceeds used to purchase treasury
     shares (1,593,100 treasury
     shares)...........................
  Distributions declared ($1.72 per
     common share).....................                                      (64,962)
  Preferred distributions declared
     ($1.72 per preferred share).......                                       (6,491)
  Net income...........................                                       80,482
                                            -------        --------         --------

Balance at December 31, 1999...........                                        5,329
  Net proceeds from issuance of
     common shares (417,670 common
     shares)...........................
  Restricted share grants (191,500
     common shares)....................     $(4,281)
  Amortization of share grants.........       1,095
  Proceeds used to purchase treasury
     shares (1,512,471 treasury
     shares)...........................
  Distributions declared ($1.895 per
     common share).....................                                      (68,902)
  Preferred distributions declared
     ($1.895 per preferred share)......                                       (7,151)
  Net income...........................                                       69,585
                                            -------        --------         --------

Balance at December 31, 2000...........      (3,186)                          (1,139)
  Net proceeds from issuance of
     common shares (1,329,383 common
     shares)...........................
  Restricted share grants (89,700
     common shares)....................      (1,432)
  Amortization of share grants.........       2,062
  Proceeds used to purchase treasury
     shares (986,638 treasury shares)..
  Distributions declared ($2.09 per
     common share).....................                                      (76,936)
  Preferred distributions declared
     ($2.09 per preferred share).......                                       (7,887)
  Unrealized gain on investments in
     securities........................                    $    366
  Unrealized loss on interest rate
     hedges............................                     (10,021)
  Net income...........................                                      102,466
                                            -------        --------         --------
Balance at December 31, 2001...........     $(2,556)       $ (9,655)        $ 16,504
                                            =======        ========         ========

   The accompanying notes are an integral part of these consolidated financial statements.

                            PRENTISS PROPERTIES TRUST
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                             (dollars in thousands)

                                                      Year Ended December 31,
                                                    ----------------------------
                                                      2001      2000      1999
                                                    --------   -------   -------
Net income ....................................     $102,466   $69,585   $80,482
                                                    --------   -------   -------

Unrealized gain on securities:
   Unrealized holding gains arising
     during the period ........................          366        --        --
Unrealized loss on interest rate hedges:
   Cumulative transition adjustment ...........       (2,513)       --        --
   Unrealized losses arising during the
     period ...................................       (7,977)       --        --
   Less: reclassification adjustment for
     losses included in earnings ..............          469        --        --
                                                    --------   -------   -------
Other comprehensive income ....................       (9,655)       --        --
                                                    --------   -------   -------
Comprehensive income ..........................     $ 92,811   $69,585   $80,482
                                                    ========   =======   =======

   The accompanying notes are an integral part of these consolidated financial statements.

                            PRENTISS PROPERTIES TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (dollars in thousands)

                                                                                   Year Ended December 31,
                                                                             -----------------------------------
                                                                               2001         2000         1999
                                                                             ---------    ---------    ---------
Cash Flows from Operating Activities:
Net income ...............................................................   $ 102,466    $  69,585    $  80,482

Adjustments to reconcile net income to net cash provided by operating activities:
   Minority interests ....................................................      17,601       15,657       12,735
   Extraordinary items ...................................................         367           --           --
   Gain on sales .........................................................     (13,895)        (221)     (16,105)
   Loss on investment in securities ......................................          --        1,000           --
   Provision for doubtful accounts .......................................        (418)         614        1,225
   Depreciation and amortization .........................................      64,268       63,399       54,535
   Amortization of deferred financing costs ..............................       1,607        1,519        1,126
   Equity in income of joint ventures and unconsolidated subsidiaries ....      (3,131)      (3,843)      (4,294)
   Non-cash compensation .................................................       1,934        1,205          100
   Reclassification of accumulated other comprehensive income ............         469           --           --
Changes in assets and liabilities:
   Deferred charges and other assets .....................................       2,547       (3,455)      (2,316)
   Receivables ...........................................................      (6,657)      (7,377)      (9,846)
   Escrowed cash .........................................................      10,512       (1,191)      (1,973)
   Other payables/receivables (affiliates) ...............................        (821)       7,192       (1,372)
   Accounts payable and other liabilities ................................     (19,556)      14,034        5,367
                                                                             ---------    ---------    ---------
   Net cash provided by operating activities .............................     157,293      158,118      119,664
                                                                             ---------    ---------    ---------

Cash Flows from Investing Activities:
   Purchase and development of real estate ...............................    (201,422)    (226,946)    (204,346)
   Investment in real estate .............................................     (47,497)     (51,009)     (56,754)
   Investment in joint ventures and unconsolidated subsidiaries ..........      (1,438)        (694)     (11,032)
   Investments in securities .............................................      (1,960)      (1,495)          --
   Proceeds from sales of real estate ....................................     196,854      106,380      126,729
   Distributions received from joint ventures and unconsolidated
    subsidiaries .........................................................       5,740        4,396        5,026
                                                                             ---------    ---------    ---------
   Net cash used in investing activities .................................     (49,723)    (169,368)    (140,377)
                                                                             ---------    ---------    ---------

Cash Flows from Financing Activities:
   Net proceeds from sale of common shares ...............................      10,150        8,677        1,273
   Net proceeds from sale of preferred units .............................          --           --       50,000
   Purchase of treasury shares ...........................................     (10,007)     (28,845)     (36,813)
   Distributions paid to limited partners ................................      (3,400)      (3,114)      (2,869)
   Distributions paid to common shareholders .............................     (74,873)     (67,652)     (64,045)
   Distributions paid to preferred shareholders ..........................      (7,699)      (6,982)      (6,339)
   Distributions paid to preferred unitholders ...........................     (12,985)      (9,457)      (9,251)
   Payment for early extinguishment of debt ..............................         (50)          --           --
   Distributions paid for minority interest in real estate partnerships ..          --         (228)          --
   Proceeds from mortgages and notes payable .............................     480,125      354,901      536,113
   Repayments of mortgages and notes payable .............................    (488,438)    (243,911)    (439,566)
                                                                             ---------    ---------    ---------
   Net cash (used in) provided by financing activities ...................    (107,177)       3,389       28,503
                                                                             ---------    ---------    ---------

   Net change in cash and cash equivalents ...............................         393       (7,861)       7,790
   Cash and cash equivalents, beginning of year ..........................       5,452       13,313        5,523
                                                                             ---------    ---------    ---------
   Cash and cash equivalents, end of year ................................   $   5,845    $   5,452    $  13,313
                                                                             =========    =========    =========
Supplemental Cash Flow Information:
   Cash paid for interest ................................................   $  68,822    $  70,376    $  63,825
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

                            PRENTISS PROPERTIES TRUST
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

(1)  The Organization and Significant Transactions

     We are a self-administered and self-managed Maryland REIT that acquires, owns, manages, leases, develops and builds primarily office properties throughout the United States. We are self-administered in that we provide our own administrative services, such as accounting, tax and legal, internally through our own employees. We are self-managed in that we internally provide all the management and maintenance services that our properties require through employees, such as, property managers, leasing professionals and engineers. We operate principally through our operating partnership, Prentiss Properties Acquisition Partners, L.P. and its subsidiaries, and a management company, Prentiss Properties Resources, Inc. and its subsidiaries. As of December 31, 2001, we owned interests in a diversified portfolio of 146 primarily suburban Class A office and suburban industrial properties containing approximately 17.6 million net rentable square feet. Our properties consist of 108 office properties containing approximately 14.4 million net rentable square feet and 38 industrial properties containing approximately 3.2 million net rentable square feet. The properties include 3 development properties containing 445,000 square feet of office space that are in various stages of development. As of December 31, 2001, our properties, exclusive of the development properties, were 94% leased to approximately 1,100 tenants. In addition to managing the properties that we own, we manage approximately 19.7 million net rentable square feet in office, industrial and other properties for third parties.

Real Estate Transactions

     During the year, we completed several real estate transactions with Brandywine Realty Trust. In April 2001, we completed an asset exchange whereby we conveyed our interests in 30 properties and approximately 6.9 acres of developable land located in Pennsylvania, New Jersey and Delaware with a carrying amount of $207.5 million in exchange for four wholly-owned office properties in Northern Virginia valued at $107.2 million.

     In addition to the asset exchange, we issued to Brandywine 200,000, $50 par value, preferred units and 26,768 common units, collectively valued at $10.7 million, as consideration for a 25% non-controlling interest in a joint venture that owns two office properties containing 452,000 net rentable square feet in the Northern Virginia area.

     In June 2001, we completed our transactions with Brandywine with the sale of a 103,000 net rentable square foot development project in the suburban Philadelphia area. As a result of these transactions, we disposed of all of our holdings in the suburban Philadelphia market and closed our Northeast regional office.

     Inclusive of the transactions described above, during the year ended December 31, 2001, we (1) disposed of 42 properties containing 2.8 million net rentable square feet, resulting in a gain on sale of $13.9 million; (2) acquired seven properties containing 1.3 million net rentable square feet for an aggregate purchase price of $134.9 million; (3) demolished one property which contained 29,000 net rentable square feet, the land parcel under which will be held for future development; and (4) transitioned four office properties containing 592,000 net rentable square feet from development into operations.

(2)  Summary of Significant Accounting Policies

Principles of Consolidation

     We consolidate all subsidiaries that we control and we define control as the ownership of a majority of the voting interest of a subsidiary. Our consolidated financial statements include the accounts of Prentiss Properties Trust, Prentiss Properties Acquisition Partners, L.P. and other subsidiaries under our control. All significant inter-company balances and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to current year presentation with no impact on previously reported net income or shareholders' equity.

Real Estate

     Real estate and leasehold improvements are classified as long-lived assets held for sale or long-lived assets to be held and used. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," we record assets held for sale at the lower of the carrying amount or fair value less cost to sell. With respect to assets classified as held and used, we periodically review these assets to determine whether our carrying amount will be recovered from the undiscounted

                            PRENTISS PROPERTIES TRUST
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

future operating cash flows and we recognize an impairment loss to the extent the carrying amount is not recoverable and exceeds its fair value. No such impairment losses on assets held for use have been recognized to date.

     Depreciation on buildings and improvements is provided under the straight-line method over an estimated useful life of 30 to 40 years for office buildings and 25 to 30 years for industrial buildings. Interest expense and other directly related expenses incurred during construction periods are capitalized and depreciated commencing with the date the building is placed in service, on the same basis as the related asset. For the years ended December 31, 2001, 2000 and 1999, capitalized interest costs totaled $5.2 million, $3.4 million and $5.2 million, respectively.

     Expenditures for repairs and maintenance are charged to operations as incurred. Significant betterments are capitalized. When assets are sold or retired, their costs and related accumulated depreciation are removed from the accounts with the resulting gains or losses reflected in net income for the period.

Deferred Charges

     Leasing commissions and leasehold improvements are deferred and amortized on a straight-line basis over the terms of the related lease. Deferred financing costs are recorded at cost and are amortized using the effective interest method over the life of the related debt. Other deferred charges are amortized over terms applicable to the expenditure.

Cash and Cash Equivalents

     Cash and cash equivalents consist of cash on hand and investments with maturities of three months or less from the date of purchase.

Escrowed Cash

     Escrowed cash includes real estate tax, insurance and capital reserve deposits required pursuant to certain of our mortgage loan agreements.

Investments in Securities

     Investments in securities consist of investments in marketable securities held pursuant to a key employee share option plan. We account for our investments in securities as "available for sale" in accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Any decline in market value that is deemed to be other than temporary is recognized as a realized loss in the determination of net income for the period. No such realized loss has been recognized to date. Any change in the market value of the investments which is deemed temporary is included as an unrealized gain or loss in accumulated other comprehensive income on our consolidated balance sheet. At December 31, 2001, we have an accumulated unrealized gain of $366,000 from our investments in securities. The unrealized gain is presented in accumulated other comprehensive income on our consolidated balance sheet.

Investments in Joint Ventures and Unconsolidated Subsidiaries

     As of December 31, 2001, we have investments in joint ventures and unconsolidated subsidiaries which we account for using the equity method of accounting including (i) our 50% interest in Broadmoor Austin Associates; (ii) our 20% interest in Burnett Plaza Associates; (iii) our 25% interest in Tysons International Partners, (iv) our 98% interest in Prentiss Properties Resources, Inc.; and (v) our 75% interest in PPS Partners LLC.

     We have a non-controlling interest in these investments and account for our interest using the equity method of accounting, thus, we report our share of income and losses based on our ownership interest in the respective entities. We classify our interest in subsidiaries as non-controlling when we hold less than a majority of the entities' outstanding voting stock. Any difference between the carrying amount of our non-controlling interests and the book value of the underlying equity is amortized over 40 years from the date of purchase. For each of the years ended December 31, 2001, 2000 and 1999, the amortization totaled approximately $254,000.

     In January 2002, we will implement Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Upon initial application of this statement, the portion of the excess of cost over the

                            PRENTISS PROPERTIES TRUST
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

underlying equity in net assets of an investee accounted for using the equity method that had been recognized as goodwill shall cease being amortized.

Income Taxes

     We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. If we qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax on our taxable income that is distributed to our shareholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its annual taxable income.

Leases

     We, as lessor, have retained substantially all the risks and benefits of ownership and account for our leases as operating leases.

Revenue Recognition

     In accordance with Statement of Financial Accounting Standards No. 13 "Accounting for Leases," income on leases which includes scheduled rental rate increases over the lease term is recognized on a straight-line basis. Income received from tenants for early lease terminations is recognized as earned.

     Management fees, leasing and other fee income items received are recognized as earned. Leasing fees are generally recognized upon tenant occupancy of the leased premises unless such fees are irrevocably due and payable upon lease execution, in which case recognition occurs on the lease execution date.

Distributions

     We pay regular quarterly distributions to the holders of our outstanding common shares. These distributions are dependent on distributions from our operating partnership. The holders of our Series D Convertible Preferred Shares receive a quarterly dividend per share equal to the per share distribution paid on our common shares.

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

     Minority interest in real estate partnerships represents the other partners' proportionate share of the equity in certain real estate partnerships. The operating partnership holds a majority controlling interest in the real estate partnerships and thus, consolidates the accounts into the operating partnership. Income is allocated to minority interest based on the weighted average percentage ownership during the year.

Concentration of Credit Risk

     We place cash deposits at major banks. We believe that through our cash investment policy, the credit risk related to these deposits is minimal.

Use of Estimates in the Preparation of Financial Statements

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported

                            PRENTISS PROPERTIES TRUST
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

amounts of revenues and expenses during the reporting period. These estimates include such items as depreciation, allowance for doubtful accounts and accruable rental income. Actual results could differ from our estimates.

Fair Value of Financial Instruments

     Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosures about the fair value of financial instruments whether or not such instruments are recognizable in the balance sheet. Our financial instruments include receivables, cash and cash equivalents, escrowed cash, investments in securities, accounts payable, other accrued expenses, mortgages and notes payable and interest rate hedge agreements. The fair values of these financial instruments, other than the fixed rate mortgages and notes payable, are not materially different from their carrying or contract amounts. We estimate the fair value of our consolidated fixed rate mortgages and notes payable to exceed the carrying amount by $12.8 million at December 31, 2001.

Fair Value of Derivative Instruments

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

     The adoption, on January 1, 2001, of Statement of Financial Accounting Standards No. 133, as amended, resulted in a charge of $2.5 million to other comprehensive income in the first quarter of 2001. In addition to the initial charge, during 2001, we recorded the reduction in fair value of our derivatives of $8.0 million as a loss of $469,000 recognized in our statement of income as interest expense and a charge of $7.5 million to other comprehensive income.

     On December 31, 2001, our derivative financial instruments were reported at their fair value as a liability of $10.5 million. Of the liability, $10.0 million represents an unrealized loss and is presented in accumulated other comprehensive income in our consolidated statement of changes in shareholders' equity.

(3)  Deferred Charges and Other Assets, Net

     Deferred charges and other assets consisted of the following at December 31, 2001 and 2000:

                                                  (in thousands)
                                                 2001        2000
                                               --------    --------
Deferred leasing and tenant charges ........   $179,664    $143,584
Deferred financing costs ...................     14,440      14,956
Prepaids and other assets ..................      5,475       9,892
                                               --------    --------
                                                199,579     168,432
Less: accumulated amortization .............    (55,250)    (40,797)
                                               --------    --------
                                               $144,329    $127,635
                                               ========    ========

(4)  Notes Receivable

     Our notes receivable balance of $13.4 million at December 31, 2001 results from the consummation of two separate real estate transactions during the period.

     Pursuant to the asset exchange with Brandywine Realty Trust, we received a promissory note totaling $9.0 million from Brandywine Realty Trust. The note which matures on April 2, 2004, bears interest at 9.22% per annum and requires interest only payments until maturity.

     In connection with the sale of a 243,000 net rentable square foot office property in the Atlanta area, we received a promissory note totaling $4.4 million from the purchaser. The note which matures March 1, 2005, bears interest at 7.95% per annum and requires interest only payments until maturity.

                            PRENTISS PROPERTIES TRUST
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

     In connection with the sale of a 243,000 net rentable square foot office property in the Atlanta area, we received a promissory note totaling $4.4 million from the purchaser. The note which matures March 1, 2005, bears interest at 7.95% per annum and requires interest only payments until maturity.

(5)  Receivables, Net

     Receivables consisted of the following at December 31, 2001 and 2000:

                                                   (in thousands)
                                                  2001       2000
                                                 -------    -------
Rents and services ...........................   $10,218    $ 7,199
Accruable rental income ......................    26,940     22,563
Other ........................................     5,864      7,835
                                                 -------    -------
                                                  43,022     37,597
Less: allowance for doubtful accounts ........    (3,086)    (3,504)
                                                 -------    -------
                                                 $39,936    $34,093
                                                 =======    =======

     Accruable rental income represents rental income recognized on a straight-line basis in excess of rental revenue accrued in accordance with individual lease agreements.

     Effective June 30, 1999, we loaned $4.2 million to various key employees as part of our long-term incentive plan to retain such employees. The funds were used to purchase common shares of the company in the open market. The loans are full recourse notes, which accrue interest quarterly at a fixed rate of 7% and have a term of five years. Interest payments are due quarterly. The loan balances are to be forgiven, contingent upon each key employees' continued employment with us, in the following manner: one-third of the principal balance will be forgiven at the end of the third year of the loan term, one-third will be forgiven at the end of the fourth year of the loan term, and the remaining principal balance will be forgiven at the end of the fifth year of the loan term. The outstanding loan balance totaled $2.4 million and $2.9 million at December 31, 2001 and 2000, respectively and is reflected in the other receivable balance presented in the table above.

(6)  Investments in Joint Ventures and Unconsolidated Subsidiaries

     The following information summarizes the financial position at December 31, 2001 and 2000 and the results of operations for the years ended December 31, 2001, 2000 and 1999 for the investments in which we held an interest during the periods presented:

Summary of Financial                                                                                           Company's
Position:                                    Total Assets          Total Debt/(8)/       Total Equity          Investment
                                          -------------------   -------------------   -------------------   -----------------
(in thousands)                              2001        2000      2001       2000       2001       2000      2001      2000
                                          --------   --------   --------   -------    --------   --------   -------   -------
Broadmoor Austin Associates/(1)/          $114,101   $118,522   $150,423   $154,000   $(37,009)  $(36,276)  $ 3,882   $ 4,517
Burnett Plaza Associates/(2)/              102,484     98,735     47,000     47,000     51,526     48,746    10,347     9,783
Lot 21 Associates, L.P./(3)/                    --      4,116         --      2,591         --      1,453        --       872
PPS Partners LLC/(4)/                          126        172         --         --         92        128        79        97
Prentiss Properties Limited, Inc./(5)/          --      9,600         --         --         --      4,192        --     3,951
Prentiss Properties Resources,Inc./(5)/     11,710         --         --         --      5,799         --     5,649        --
Project 127 Partners, L.P./(3)/                 --      2,088         --      1,434         --        617        --       370
Tysons International Partners/(6)/          99,059         --     61,290         --     36,158         --    10,389        --
Other Investments/(7)/                          --         --         --         --         --         --     1,107        --
                                                                                                            -------   -------
                                                                                                            $31,453   $19,590
                                                                                                            =======   =======

                            PRENTISS PROPERTIES TRUST
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

                                                                                                       Company's
Summary of Operations:                       Total Revenue                 Net Income          Share of Net Income/(Loss)
                                      ---------------------------   ------------------------   --------------------------
(in thousands)                         2001      2000      1999      2001     2000     1999      2001     2000     1999
                                      -------   -------   -------   ------   ------   ------    ------   ------   ------
Broadmoor Austin Associates           $19,849   $19,689   $19,845   $3,941   $3,731   $3,921    $1,971   $1,866   $1,961
Burnett Plaza Associates               21,483    17,300    10,763    5,304    3,097      793     1,061      620      159
Lot 21 Associates, L.P.                   130       325        --       --       12       --        --        7       --
PPS Partners LLC                          581       675        --      361      435       --       271      327       --
Prentiss Properties Limited, Inc.       4,939    18,983    22,583      558    1,017    2,174       558    1,017    2,174
Prentiss Properties Resources, Inc.    11,667        --        --     (915)      --       --      (897)      --       --
Project 127 Partners, L.P.                 76       235        --      (11)       9       --        (6)       6       --
Tysons International Partners          10,094        --        --      694       --       --       173       --       --
                                                                                                ------   ------   ------
                                                                                                $3,131   $3,843   $4,294
                                                                                                ======   ======   ======

/(1)/We own a 50% non-controlling interest in Broadmoor Austin Associates, an entity, which owns a seven-building, 1.1 million net rentable square foot office complex in Austin. The difference between the carrying amount of our non-controlling interest and the book value of the underlying equity is being amortized over 40 years.
/(2)/At December 31, 2001, we owned a 20% non-controlling interest in Burnett
     Plaza Associates, an entity, which owns a 1.0 million net rentable square foot office building in downtown Fort Worth. See Note (23) - "Subsequent Events," regarding our purchase of the remaining 80% interest in Burnett Plaza Associates.
/(3)/Prior to April 10, 2001, we owned a 60% non-controlling interest in two entities, each owning a separate office development project in the suburban Philadelphia area. The office projects were sold to Brandywine Realty Trust on April 10, 2001.
/(4)/PPS Partners LLC is a joint venture between Prentiss Properties
     Acquisition Partners, L.P. and a third-party property owner. The third-party property owner contributed property management contracts to PPS Partners LLC. Prentiss Properties Acquisition Partners, L.P. through a sub-management contract managed the properties and participated in the net income of the joint venture. Effective October 2001, Prentiss Properties Acquisition Partners, L.P. resigned the management duties of the properties which will result in a near-term dissolution of the joint venture. We expect to recover our $79,000 investment upon dissolution.
/(5)/On March 28, 2001, Prentiss Properties Resources, Inc. was incorporated under the General Corporation Law of the State of Delaware to serve as a Taxable REIT Subsidiary and provide services to Prentiss Properties Acquisition Partners, L.P. On March 29, 2001, Prentiss Properties Resources, Inc. acquired our interest in Prentiss Properties Limited, Inc., valued at $3.9 million, along with certain other assets with a carrying amount of approximately $2.5 million. As a result, Prentiss Properties Acquisition Partners, L.P. holds a 98% economic interest and 0% voting interest in Prentiss Properties Resources, Inc.
/(6)/In April 2001, we acquired from Brandywine Realty Trust a 25% non-controlling interest in Tysons International Partners, an entity, which owns two office properties containing 452,000 net rentable square feet in the Northern Virginia area.
/(7)/Represents a 1% investment in certain real estate entities that we account for using the cost method of accounting.
/(8)/The mortgage debt, all of which is non-recourse, is collateralized by the individual real estate property or properties within each venture.

(7)  Mortgages and Notes Payable

     In March 2001, we repaid the $100.0 million outstanding balance under an unsecured term loan with Dresdner Bank. The loan had an interest rate of LIBOR plus 137.5 basis points and a maturity date of October 13, 2002. The loan was repaid with proceeds from our revolving credit facility and a $75.0 million unsecured term loan completed with Commerzbank.

     On May 10, 2001, we completed a $45.0 million, 12-year non-recourse, mortgage with United of Omaha Life Insurance Company and Equitable Life Assurance Society of the United States. The loan bears interest at a fixed rate of 7.41% and is collateralized by three office properties comprising 277,000 net rentable square feet in the San Diego area. The proceeds from the loan were used to re-pay (1) the $25.3 million of outstanding borrowings under the construction loan which was collateralized by the Del Mar Gateway property and (2) a portion of outstanding borrowings under our revolving credit facility.

     On September 28, 2001, we completed a $45.0 million, 10-year non-recourse, mortgage with Teachers Insurance and Annuity Association. The loan bears interest at a fixed rate of 7.64% and is collateralized by three office

                            PRENTISS PROPERTIES TRUST
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

properties comprising 439,000 net rentable square feet in the Metropolitan Washington, D.C. area. The proceeds from the loan were used to re-pay a portion of outstanding borrowings under our revolving credit facility.

     During the year, a total of $91.7 million of outstanding mortgage loans collateralized by certain disposition properties was assumed by the purchasers of the properties.

     The following table sets forth our mortgages and notes payable as of December 31, 2001 and 2000:

                                     (in thousands)
Description                        2001          2000    Amortization   Interest Rate        Maturity
-----------                      --------   ----------   ------------   -------------   ------------------
Revolving credit facility/(1)/   $118,500   $  142,500   None           LIBOR + 1.375%  May 23, 2003
Collateralized term loan/(2)/      72,313       72,500   25 yr          LIBOR + 1.625%  September 30, 2004
Unsecured term loan                75,000      100,000   None           LIBOR + 1.375%  March 15, 2006
PPREFI portfolio loan/(3)/        180,100      180,100   None               7.58%       February 26, 2007
Mortgage notes payable/(4)/       461,821      468,549   25 yr-30 yr        /(5)/       /(5)/
Construction loans                     --       38,824   --                  --         --
Other corporate debt                   --        5,327   --                  --         --
                                 --------   ----------
                                 $907,734   $1,007,800
                                 ========   ==========

/(1)/We have in place a $300 million unsecured revolving credit facility with a group of 12 banks. The facility which was renewed in May 2000 matures in May 2003. The facility has an initial interest rate of LIBOR plus 137.5 basis points. Additionally, we are required to pay an average daily unused commitment fee ranging from 15-25 basis points per annum.
/(2)/The term loan is collateralized by four properties with an aggregate net book value of real estate of $85.3 million.
/(3)/The PPREFI portfolio loan is collateralized by 36 properties with an aggregate net book value of real estate of $255.0 million.
/(4)/The mortgage loans are collateralized by 30 properties with an aggregate net book value of real estate of $630.4 million.
/(5)/Interest rates, all of which are fixed, range from 6.63% to 8.63% with a weighted average interest rate of 7.39% at December 31, 2001. Maturity dates range from December 2003 through June 2013 with a weighted average maturity of 7.5 years from December 31, 2001.

     Our future scheduled principal repayments on our mortgages and notes payable are as follows:

                                         (in thousands)
Years ending December 31:
2002..................................     $  6,048
2003..................................      127,722
2004..................................       99,449
2005..................................       38,618
2006..................................       90,062
Thereafter............................      545,835
                                           --------
                                           $907,734
                                           ========

     Under our loan agreements, we are required to satisfy various affirmative and negative covenants, including limitations on total indebtedness, total collateralized indebtedness and cash distributions, as well as obligations to maintain certain minimum tangible net worth and certain minimum interest coverage ratios. We were in compliance with these covenants at December 31, 2001.

(8)  Interest Rate Hedges

     In the normal course of business, we are exposed to the effect of interest rate changes. We limit these risks by following established risk management policies and procedures including the use of derivatives. For interest rate exposures, derivatives are used primarily to hedge against rate movements on our related debt.

                            PRENTISS PROPERTIES TRUST
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

     To manage interest rate risk, we may employ options, forwards, interest rate swaps, caps and floors or a combination thereof depending on the underlying exposure. We undertake a variety of borrowings from credit facilities, to medium- and long-term financings. To hedge against increases in interest cost, we use interest rate instruments, typically interest rate swaps, to convert a portion of our variable rate debt to fixed rate debt.

     On the date we enter into a derivative contract, we designate the derivative as a hedge of (a) a forecasted transaction or (b) the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (cash flow hedge). Currently, we have only entered into derivative contracts designated as cash flow hedges. These agreements involve the exchange of amounts based on a variable interest rate for amounts based on fixed interest rates over the life of the agreement based upon a notional amount. The difference to be paid or received as the interest rates change is recognized as an adjustment to interest expense. The related amount payable to or receivable from counterparties is included in accounts payable and other liabilities. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income, until earnings are affected by the variability of cash flows of the hedged transaction (e.g. until periodic settlements of a variable-rate asset or liability are recorded in earnings). Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current-period earnings. Changes in the fair value of non-hedging instruments are reported in current-period earnings.

     We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges to (1) specific assets and liabilities on the balance sheet or (2) specific firm commitments or forecasted transactions. We also formally assess (both at the hedge's inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not (or has ceased to be) highly effective as a hedge, we discontinue hedge accounting prospectively, as discussed below.

     We discontinue hedge accounting prospectively when (1) we determine that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item (including hedged items such as firm commitments or forecasted transactions); (2) the derivative expires or is sold, terminated, or exercised;
(3) it is no longer probable that the forecasted transaction will occur; (4) a hedged firm commitment no longer meets the definition of a firm commitment; or
(5) management determines that designating the derivative as a hedging instrument is no longer appropriate.

     When we discontinue hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, the gain or loss on the derivative remains in accumulated other comprehensive income and is reclassified into earnings when the forecasted transaction affects earnings. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, we will carry the derivative at its fair value on the balance sheet, recognizing changes in the fair value in current-period earnings.

     To determine the fair value of derivative instruments, we use a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. For our derivatives, standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost, and termination cost are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

     Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified to earnings. This reclassification is consistent with when the hedged items are recognized in earnings. Within the next twelve months, we expect to reclassify to earnings approximately $3.7 million of the current balance held in accumulated other comprehensive income.

                            PRENTISS PROPERTIES TRUST
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

     The following table summarizes the notional values and fair values of our derivative financial instruments. The notional value provides an indication of the extent of our involvement in these instruments as of the balance sheet date, but does not represent exposure to credit, interest rate or market risks.

                                            Swap Rate Received
 Notional     Swap Rate Paid   Effective      (Variable) at
  Amount         (Fixed)       Fixed Rate   December 31, 2001     Swap Maturity     Fair Value
-----------   --------------   ----------   ------------------   --------------   --------------
                                                                                  (in thousands)
$40 million       3.685%         5.185%          1.87375%          January 2002      $    (51)
$50 million       4.836%         6.211%          1.87375%            April 2002          (490)
$50 million       6.253%         7.628%          1.87375%        September 2004        (3,190)
$60 million       6.248%         7.623%          1.87375%        September 2004        (3,821)
$20 million       5.985%         7.610%          1.87375%            March 2006        (1,172)
$30 million       5.990%         7.615%          1.87375%            March 2006        (1,766)
                                                                                     --------
                                                                                     $(10,490)
                                                                                     ========

     Cash payments made under the interest rate hedges exceeded cash receipts from the interest rate hedges by $3.2 million and $1.4 million for the years ended December 31, 2001 and 1999, respectively. Cash received exceeded cash paid by approximately $215,000 for the year ended December 31, 2000.

(9)  Accounts Payable and Other Liabilities

     Accounts payable and other liabilities consisted of the following at December 31, 2001 and 2000:

                                             (in thousands)
                                             2001      2000
                                           -------   -------
Accounts payable and other liabilities..   $30,676   $38,563
Accrued real estate taxes ..............    26,760    25,938
Advance rent and deposits ..............    18,586    16,444
                                           -------   -------
                                           $76,022   $80,945
                                           =======   =======

(10) Distributions

     In December 2001, we declared a cash distribution for the fourth quarter of 2001 in the amount of $.535 per share, payable on January 11, 2002, to common shareholders of record on December 28, 2001. Additionally, it was determined that a distribution of $.535 per unit would be made to the partners of the operating partnership and the holders of our Series D Convertible Preferred Shares. The distributions totaled $22.6 million and were paid January 11, 2002.

     In addition, quarterly distributions totaling $3.3 million were declared in December 2001 payable to the holders of our Series B and Series C Perpetual Preferred Units and our Series E Preferred Units. The distributions which equate to an annualized 8.3% and 9.45% distribution on our Series B and Series C Perpetual Preferred Units and an annualized 7.5% on the Series E Preferred Units were paid January 3, 2002 and January 16, 2002, respectively.

(11) Leasing Activities

     Our future minimum lease payments to be received, under non-cancelable operating leases in place at December 31, 2001, which expire on various dates through 2019, are as follows:

                            PRENTISS PROPERTIES TRUST
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

                                           (in thousands)
Years ending December 31:
2002.............................              267,990
2003.............................              249,026
2004.............................              217,697
2005.............................              166,704
2006.............................              131,066
Thereafter.......................              342,777
                                            ----------
                                            $1,375,260
                                            ==========

     The geographic concentration of the future minimum lease payments to be received is detailed as follows:

                                           (in thousands)
Market
------
Metro. Washington, DC............           $  349,772
Dallas/Fort Worth................              190,596
Chicago..........................              238,162
San Diego........................               88,909
San Francisco Bay Area...........              166,558
Atlanta..........................               33,217
Austin...........................              135,301
Sacramento.......................               49,898
Suburban Detroit.................               16,126
Denver...........................               32,079
Houston..........................               38,646
Los Angeles.......................              35,996
                                            ----------
                                            $1,375,260
                                            ==========

     For the years ended December 31, 2001 and December 31, 2000, no individual tenant accounted for more than 10% of our total rental income.

(12) Supplemental Disclosure of Non-Cash Investing and Financing Activities

     On December 28, 2001, we declared cash distributions totaling $22.6 million payable to holders of common shares, operating partnership units and Series D Convertible Preferred Shares. The distributions were paid January 11, 2002. In addition, distributions totaling $3.2 million and $187,500 were declared on December 28, 2001, payable to holders of our Series B and C Perpetual Preferred Units and Series E Preferred Units, respectively. The distributions were paid on January 3, 2002 and January 16, 2002 to our Series B and C Perpetual Preferred Unit holders and Series E Preferred Unit holders, respectively.

     Pursuant to our long-term incentive plan, during the year ended December 31, 2001, we issued 89,700 restricted shares of stock to various key employees. The shares which had a market value of $2.2 million based upon the per share price on the date of grant were classified as either (1) compensation for past performance or (2) unearned future compensation. An amount totaling $784,000 represents compensation for past performance and was recognized in earnings during the year ended December 31, 2000. An amount equal to $1.4 million represents unearned future compensation and was recorded as unearned compensation in the shareholders' equity section the consolidated balance sheet. The unearned compensation is amortized quarterly as compensation expense over the three-year vesting period.

     During 2001, 182,214 operating partnership units were converted to common shares. The fair value of the units, which were converted at various points in time throughout the period, totaled $5.0 million based upon the closing price of our common shares on the date of the respective conversion. In connection with the Brandywine transaction, we issued common and preferred operating partnership units with a value of $10.7 million in exchange for a non-controlling 25% interest in Tysons International Partners.

                            PRENTISS PROPERTIES TRUST
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

     During 2001, we removed accumulated depreciation and amortization of $19.4 million and $5.6 million, related to real estate and deferred charges disposed of during the period. In addition, as a result of our disposition of certain real estate properties, we removed receivables of $1.2 million, escrowed cash of $486,000, other assets of $735,000, liabilities of $2.3 million and mortgages and notes payable of $91.7 million. In addition, we moved from real estate to investments in joint ventures and unconsolidated subsidiaries, $1.1 million representing our non-controlling retained interest in certain properties disposed of during the period. In relation to the properties acquired during the period, we assumed liabilities totaling approximately $708,000.

     In March 2001, we contributed (1) our interest in Prentiss Properties Limited, Inc.; (2) 4.2 acres of developable land with a carrying value of $1.1 million; and (3) our investment in Narrowcast Communications Corporation with a carrying value of $423,000 in exchange for class B non-voting common stock of Prentiss Properties Resources, Inc.

     During 2001, common shares in treasury increased by $25.6 million of which $15.6 million represented non-cash activities including (1) $15.3 million attributable to 563,494 common shares surrendered as payment of the exercise price and statutory tax withholdings for certain share options exercised during the period and (2) $252,000 representing 12,244 restricted share grants forfeited as a result of certain employee terminations during the period.

(13) Related Party Transactions

     On March 28, 2001, Prentiss Properties Resources, Inc. was incorporated under the General Corporation Law of the State of Delaware to serve as a Taxable REIT Subsidiary and provide management services to the operating partnership. On March 29, 2001, Prentiss Properties Resources, Inc. acquired our interest in the existing management service company, Prentiss Properties Limited, Inc., valued at $3.9 million, along with certain other assets with a carrying amount of approximately $2.5 million. As a result, the operating partnership holds a 98% economic interest and 0% voting interest in Prentiss Properties Resources, Inc. We account for our non-controlling interest in the management service company and its subsidiaries using the equity method of accounting.

     The management service company and its subsidiaries incur certain personnel and other overhead-related expenses on behalf of the operating partnership, which are subsequently reimbursed. Such expenses totaled $4.0 million and $3.7 million for the years ended December 31, 2001 and December 31, 2000, respectively. In addition, the operating partnership funds short-term capital needs of the management service company, which are subsequently reimbursed. We had outstanding short-term borrowings due to the management service company of $4.4 million at December 31, 2001 and $3.6 million at December 31, 2000. The short-term borrowings were classified as other payables (affiliates) in our consolidated balance sheets at December 31, 2001 and December 31, 2000.

(14) Employee Benefit Plans

     We have a 401(k) savings plan for our employees. Under the plan, as amended, employees, age 21 and older, are eligible to participate in the plan after they have completed one year and 1,000 hours of service. Participants are immediately vested in their contributions, matching contributions and earnings thereon.

     We initially match 25% of an employees' contribution, not to exceed 25% of 6% of each employee's wages. Our cost of the initial match totaled approximately $333,000 and $325,000 for the years ended December 31, 2001 and 2000, respectively. We may also elect, in any calendar year, to make a discretionary match to the plan. The amount paid pursuant to the discretionary match totaled $300,000 and $0 during the years ended December 31, 2001 and 2000, respectively.

     We have registered 500,000 common shares in connection with a share purchase plan. The share purchase plan enables eligible employees to purchase shares, subject to certain restrictions, of the company at a 15% discount to fair market value. A total of 65,340 and 45,864 common shares were issued, in accordance with the share purchase plan, during the years ended December 31, 2001 and 2000, respectively.

     We have adopted a deferred compensation plan. Pursuant to the plan, officers and other selected key employees of the operating partnership or management service company who earn bonuses have the option of deferring the payment of such bonuses. Such deferred compensation may be used to purchase various mutual funds and/or our

                            PRENTISS PROPERTIES TRUST
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

common shares. Pursuant to the participant's election, we purchase shares on the open market and place them in a trust for the benefit of such participant. The trust may deliver to the participant shares or the fair market value of such shares beginning 6 months from the date they were placed in the trust. The purpose of the deferred compensation plan is to provide a vehicle for the payment of compensation otherwise payable to the participants, in a form that will provide incentives and rewards for meritorious performance and encourage the recipients' continuance as our employees. During the 2000 and 2001 plan years we provided a discount of 15% on the purchase price of our common shares purchased by participants in the plan. For the 2002 plan year, the deferred compensation plan will not provide for a discount on our common shares. The investments (including 97,600 of our common share purchased in the open market) are carried at their market value of $3.4 million and included in investments in securities. The corresponding deferred compensation liability of approximately $3.4 million is included in accounts payable and other liabilities.

(15) Share Incentive Plans

     We have two separate stock-based incentive compensation plans including (1) a trustees' share incentive plan and (2) an employees' share incentive plan. We apply APB Opinion 25 and related Interpretations in accounting for each plan. In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" which, if fully adopted, would change the methods we use in recognizing the cost of our plans. Adoption of the cost recognition provisions of the statement is optional and we have decided not to elect these provisions. However, pro forma disclosures as if we had adopted the cost recognition provisions are required and are presented herein.

     Under the plans, we are authorized to issue common shares or cash pursuant to awards granted in the form of (1) non-qualified stock options not intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended; (2) restricted or non-restricted shares; (3) stock appreciation rights; and (4) performance shares. Awards may be granted to selected employees and trustees of our company or an affiliate of our company.

The Trustees' Plan

     Under the trustees' plan, annually on the first business day of July we grant to each independent trustee non-qualified stock options to purchase 7,500 of our common shares. The options are 100% vested at grant. In 2001, we issued to the independent trustees, a total of 37,500 non-qualified stock options.

     On the first business day of each fiscal quarter, we issue to each independent trustee common shares having an aggregate value of $6,250, based on the per share value of the common shares on the date of grant. The common shares are 100% vested at grant and, therefore, expensed upon issuance. A total of 4,750 and 5,100 common shares were granted pursuant to the plan for the years ended December 31, 2001 and 2000, respectively.

The Employees' Plan

     Under the employees' plan, we are authorized to issue awards with respect to a maximum of 5,000,000 common shares. Awards may be granted to employees of the operating partnership or management service company. No participant may be granted, in any calendar year, awards in the form of stock options or stock appreciation rights with respect to more than 390,000 common shares or restricted share awards for more than 50,000 common shares. We have broad discretion in determining the vesting terms and other terms applicable to awards granted under the plan.

     The exercise price of each option granted during 2001 was equal to the per share fair market value of our common shares on the date of grant. Under the employees' plan, during 2001, we granted 459,000 options which vest 33-1/3% per year on each anniversary of the date of grant, commencing with the first anniversary of the date of grant. In addition, we issued 89,700 restricted shares which vest 100% on the third anniversary of the date of grant.

     A summary of the status of our options as of December 31, 2001, December 31, 2000 and December 31, 1999 and the changes during the year ended on those dates is presented below:

                            PRENTISS PROPERTIES TRUST
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

                                                      2001                           2000                          1999
                                          --------------------------     --------------------------    --------------------------
                                                            Weighted                       Weighted                      Weighted
                                          # Shares of       average      # Shares of       average     # Shares of       average
                                           underlying       exercise     underlying        exercise     underlying       exercise
                                            options          price         options           price        options         price
                                          -----------       --------     -----------       --------    -----------       --------
Outstanding at beginning of the year ..    2,778,536         $22.59       2,365,691         $22.48      2,358,359         $22.47
Granted ...............................      496,500         $24.88         783,375         $22.81        101,000         $22.01
Exercised .............................    1,073,859         $20.78         357,864         $21.00         25,500         $20.02
Forfeited .............................       22,002         $21.60          12,666         $23.80         68,168         $22.75
Expired ...............................           --         $   --              --         $   --             --         $   --
                                           ---------                      ---------                     ---------
Outstanding at end of year ............    2,179,175         $24.02       2,778,536         $22.59      2,365,691         $22.48
                                           =========                      =========                     =========
Exercisable at end of year ............    1,104,408         $24.14       1,692,324         $22.36      1,639,722         $22.23
                                           =========                      =========                     =========
  Weighted-average fair value .........               $1.01                          $1.48                         $1.44
                                                      =====                          =====                         =====

     The fair value of each stock option granted is e stima ted on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                             2001     2000     1999
                            -----    -----    -----
          Expected term      5.00     5.00     5.00
Expected dividend yield      8.20%    8.21%    7.86%
    Expected volatility     13.36%   14.53%   18.56%
Risk-free interest rate      4.79%    6.20%    6.50%

     The following table summarizes information about stock options outstanding at December 31, 2001:

                               Options Outstanding                    Options Exercisable
                    ------------------------------------------   ----------------------------
                                                    Weighted
                       Number       Weighted         average        Number        Weighted
     Range of       outstanding       average       remaining    exercisable      average
  exercise price    at 12/31/01   exercise price   contr. life   at 12/31/01   exercise price
----------------    -----------   --------------   -----------   -----------   --------------
$15.00 to $20.00       431,009       $19.94            7.6          195,972        $19.95
$20.01 to $25.00     1,092,167       $24.01            7.3          507,941        $23.56
$25.01 to $30.00       655,999       $26.73            7.4          400,495        $26.94
----------------     ---------       ------            ---        ---------        ------
$15.00 to $30.00     2,179,175       $24.02            7.4        1,104,408        $24.14
================     =========       ======            ===        =========        ======

     Had the compensation cost for our stock-based compensation plans been determined consistent with Statement of Financial Accounting Standards No. 123, our net income and net income per common share for 2001, 2000 and 1999 would approximate the pro forma amounts below:

                                                                   (amounts in thousands, except per share data)
                                                  As reported   Pro forma   As reported   Pro forma   As reported   Pro forma
                                                    12/31/01     12/31/01     12/31/00     12/31/00     12/31/99     12/31/99
                                                  -----------   ---------   -----------   ---------   -----------   ---------
SFAS No. 123 charge...........................      $    --      $ 2,446      $    --      $ 1,700      $    --      $   944
APB25 charge..................................      $ 1,810      $    --      $   937      $    --      $    --      $    --
Net income applicable to common shareholders..      $94,579      $93,943      $62,434      $61,671      $73,991      $73,047
Net income per common share-basic.............      $  2.57      $  2.56      $  1.72      $  1.70      $  1.95      $  1.93
Net income per common share-diluted...........      $  2.51      $  2.49      $  1.71      $  1.69      $  1.93      $  1.91

     The effects of applying Statement of Financial Accounting Standards No. 123 in this pro forma disclosure are not indicative of future amounts.

                            PRENTISS PROPERTIES TRUST
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

(16) Capital Shares

     Our board of trustees is authorized to provide for the issuance of 100,000,000 common shares and 20,000,000 preferred shares in one or more series, to establish the number of shares in each series and to fix the designation, powers, preferences and rights of each such series and the qualifications, limitations or restrictions thereof. As of December 31, 2001, 37,015,887 and 3,773,585 common shares and Series D Convertible Preferred Shares were issued and outstanding, respectively. The Series D Convertible Preferred Shares are convertible at the holder's option on a one-for-one basis into our common shares, subject to certain adjustments, and may not be redeemed by us before December 29, 2004. In addition to the 37,015,887 common units outstanding which were held by Prentiss Properties Trust at December 31, 2001, the operating partnership had 1,522,036 common units outstanding, all of which are redeemable at the option of the holder for a like number of common shares, or at our option, the cash equivalent thereof.

     In June 1998, we privately placed 1,900,000 8.30% Series B Cumulative Redeemable Perpetual Preferred Units of our operating partnership with Belair Capital Fund. In connection with the private placement, on June 25, 1998, we designated 1,900,000 Series B Preferred Shares. We may redeem the Series B Preferred Units at any time after June 25, 2003 for cash in an amount equal to the capital account balance subject to certain limitations. The holders of the Series B Preferred Units may exchange the Series B Preferred Units at any time on or after June 25, 2008 for Series B Preferred Shares at an exchange rate of one Series B Preferred Share for one Series B Preferred Unit, subject to adjustments. As of December 31, 2001, no Series B Preferred Shares were issued or outstanding.

     In September 1999, we privately placed 2,000,000 9.45% Series C Cumulative Redeemable Perpetual Preferred Units of our operating partnership with Belair Real Estate Corporation and Belcrest Realty Corporation. In connection with the private placement, on September 17, 1999, we designated 2,000,000 Series C Preferred Shares. We may redeem the Series C Preferred Units at any time after September 17, 2004 for cash in an amount equal to the capital account balance subject to certain limitations. The holders of the Series C Preferred Units may exchange the Series C Preferred Units at any time on or after September 17, 2009 for Series C Preferred Shares at an exchange rate of one Series C Preferred Share for one Series C Preferred Unit, subject to adjustments. As of December 31, 2001, no Series C Preferred Shares were issued or outstanding. See Note (23)
- "Subsequent Events," regarding the repurchase of all of our outstanding Series C Cumulative Redeemable Perpetual Preferred Units.

     In April 2001, we completed an asset exchange with Brandywine Realty Trust. As part of that exchange, we acquired Brandywine's Northern Virginia assets which includes a 25% non-controlling interest in the Tysons International Partners joint venture that owns two office properties. In exchange for the joint venture interest, we issued to Brandywine a combination of 200,000 7.50% Series E Cumulative Preferred Units of our operating partnership and 26,768 common units of our operating partnership. The holders of the Series E Preferred Units may choose to have the Series E Preferred Units redeemed at any time on or after April 10, 2004. The Series E Preferred Units are redeemable for either $10.0 million plus accrued but unpaid distributions or, at our option, common shares having a market value equal to the redemption price. In addition, each common unit held by Brandywine is exchangeable after April 10, 2003, for either cash equal to the trading price of one common share at the time of the exchange or, at our option, one common share.

     The Series B and C Perpetual Preferred Units and Series E Preferred Units are accounted for at their redemption value in the line item minority interest in operating partnership on our consolidated balance sheet.

     During 1998, our board of trustees authorized the repurchase of up to 2.0 million common shares in the open market or negotiated private transactions. Through December 31, 1999, we purchased 1.5 million common shares at an average purchase price of $22.70 per share. On January 4, 2000, the board of trustees authorized a 1.5 million-share increase in the share repurchase program bringing the total authorization to 3.5 million common shares. Immediately following such authorization, we repurchased 1.5 million shares from an institutional owner at $19.00 per share. On May 9, 2001, the board of trustees authorized an additional
1.0 million-share increase in the share repurchase program bringing the total authorization to 4.5 million shares. During the year ended December 31, 2001, pursuant to the share repurchase program, we purchased, in the open market, 410,900 shares at an average purchase price of $24.32 per share. At December 31, 2001, we have the ability to purchase an additional 1.1 million shares under the share repurchase program.

                            PRENTISS PROPERTIES TRUST
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

(17) Earnings per Share

     We calculate earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" which requires a dual presentation of basic and diluted earnings per share on the face of the income statement. Additionally, the statement requires a reconciliation of the numerator and denominator used in computing basic and diluted earnings per share. The table below presents a reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share for the years ended December 31, 2001 and 2000:

(in thousands, except per share data)
Reconciliation of the numerator used for basic earnings per share               2001        2000
                                                                              --------    -------
Net income................................................................    $102,466    $69,585
Preferred dividends.......................................................      (7,887)    (7,151)
                                                                              --------    -------
Net income available to common shareholders...............................    $ 94,579    $62,434
                                                                              ========    =======
Reconciliation of the denominator used for basic earnings per share
Weighted average common shares outstanding................................      36,736     36,273
                                                                              ========    =======
Basic earnings per share..................................................    $   2.57    $  1.72
                                                                              ========    =======
Reconciliation of the numerator used for dilutive earnings per share
Net income................................................................    $102,466    $69,585
Preferred dividends.......................................................          --     (7,151)
                                                                              --------    -------
                                                                              $102,466    $62,434
                                                                              ========    =======
Reconciliation of the denominator used for dilutive earnings per share
Weighted average common shares outstanding................................      36,736     36,273
Preferred shares /(1)/....................................................       3,774         --
Options...................................................................         339        242
                                                                              --------    -------
Weighted average common shares and common share equivalents...............      40,849     36,515
                                                                              ========    =======
Diluted earnings per share................................................    $   2.51    $  1.71
                                                                              ========    =======

/(1)/Preferred shares for the year ended December 31, 2000 are excluded from the denominator in calculating dilutive earnings per share as such shares were anti-dilutive for the period; therefore, the numerator used in the calculation of dilutive earnings per share is income available to common shareholders for the year ended December 31, 2000 as compared to the year ended December 31, 2001, for which the numerator is net income.

(18) Commitments and Contingencies

Legal Matters

     We are subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. We believe that the final outcome of such matters will not have a material adverse effect on our financial position, results of operations or liquidity.

Environmental Matters

     We obtain environmental site assessments for all acquired properties prior to acquisition. The environmental site assessments have not revealed any environmental condition, liability or compliance concern that we believe may have a material adverse effect on our business, assets or results or operations, nor are we aware of any such condition, liability or concern. It is possible that the environmental site assessments relating to any one of the properties or

                            PRENTISS PROPERTIES TRUST
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

properties to be acquired in the future do not reveal all environmental conditions, liabilities or compliance concerns or that there are material environmental conditions, liabilities or compliance concerns that arose after the related environmental site assessment report was completed, of which we are otherwise unaware.

Development Activity

     We are party to several construction contracts as part of our development activities. The following office properties are currently under development:

Development                                                        Net rentable         Estimated       Estimated shell
Properties                    Segment               Market         square feet/(1)/     cost/(2)/     completion  date/(3)/
---------------------------   -------------------   ------------   ----------------   -------------   ---------------------
                                                                   (in thousands)     (in millions)
Barton Skyway IV              Southwest             Austin                  223              $38.6           November 2001
Carlsbad Pacific Center III   Southern California   San Diego                40                7.5           October 2001
Willow Oaks III               Mid-Atlantic          Metro. Washington, DC   182               37.6           January 2002
                                                                            ---              -----
                                                                            445              $83.7
                                                                            ===              =====

/(1)/Net rentable square feet defines the area of a property for which a tenant is required to pay rent, which includes the actual rentable area plus a portion of the common area of the property allocated to the tenant.
/(2)/As of December 31, 2001, we have incurred $64.4 million of the total estimated cost of our development properties.
/(3)/We classify our construction projects as development properties until the projects are substantially complete and ready for their intended use. Typically, this includes shell completion and improvements made to the net rentable area within the building.

Insurance

     We have and will keep in force comprehensive insurance, including liability, fire, workers' compensation, extended coverage, rental loss and, when available on reasonable commercial terms, flood and earthquake insurance, with policy specifications, limits and deductibles customarily carried for similar properties. We currently maintain insurance to cover environmental conditions and business interruption if and when they occur. This policy covers both governmental and third-party claims associated with the covered environmental conditions. Our real property insurance policies exclude earthquake coverage for properties located within California. As a result, we maintain a $100 million blanket earthquake policy on the properties we own in Northern and Southern California. Certain types of losses, however, generally of a catastrophic nature, such as acts of war, are either uninsurable or the cost of obtaining insurance is so high that it is more prudent to accept the risk of loss. Our real property insurance policies put into effect before September 11, 2001 do not expressly exclude coverage from hostile acts, except for acts of war. Following the terrorist acts of September 11, 2001, however, insurance policies purchased by us may expressly exclude hostile acts, and it may be impossible to obtain insurance covering terrorist attacks. We may not be able to purchase policies in the future with coverage limits and deductibles similar to those that were available before September 11, 2001. In addition, we expect our insurance premiums to increase in the future, which may have an adverse impact on our cash flow. We believe that our properties are adequately insured in accordance with industry standards.

(19) Recently Issued Accounting Standards

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The statement which is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The impact from the implementation of this statement, which we believe will not have a material impact on our financial statements, will be dependent upon (1) which if any of our assets qualify as held for sale at January 1, 2002 or at any point in time thereafter; (2) whether the carrying amount of such assets determined to be held for sale is greater than the fair value less cost of sale of the assets; and (3) whether the carrying amount of assets determined not to be held for sale is recoverable from the undiscounted future cash flow from operations and from the eventual sale of the assets.

                            PRENTISS PROPERTIES TRUST
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

(20) Segment Information

     Our primary business is the ownership and operation of office and industrial properties throughout the United States. We have determined that our reportable segments are those that are based on our method of internal reporting, which disaggregates our business by geographic region. Our transactions with Brandywine Realty Trust, which were completed during 2001, included the sale of all of our properties in our Northeast Region and as a result, at December 31, 2001, we no longer have operations in the Northeast Region. In addition, during December 2001, we changed our internal reporting dividing our West Region into separate Northern and Southern California Regions. As of December 31, 2001, our reportable segments include our five regions (1) Mid-Atlantic; (2) Midwest; (3) Southwest; (4) Northern California; and (5) Southern California. For comparative purposes, the results of operations, of prior years, attributable to our West Region have been reclassified into separate Northern and Southern California Regions.

     The table below presents information about net income and segment assets used by our chief operating decision maker as of and for the years ended December 31, 2001, 2000, and 1999, respectively:

                 For the Year Ended and As of December 31, 2001


(in thousands)                                                                                                       Corporate not
                                  Mid-                                         Northern     Southern       Total       allocable
                                Atlantic    Midwest   Northeast   Southwest   California   California    segments     to segments
                                --------   --------   ---------   ---------   ----------   ----------   ----------   -------------
Revenues:
  Rental income                 $ 93,099   $ 68,918    $8,166      $ 93,314    $ 44,160     $ 31,720    $  339,377      $     --
  Management and other
    fees, net                        726         79       748         1,596         280          120         3,549         1,493
                                --------   --------    ------      --------    --------     --------    ----------      --------
  Total revenues                  93,825     68,997     8,914        94,910      44,440       31,840       342,926         1,493
                                --------   --------    ------      --------    --------     --------    ----------      --------

Expenses:
  Property operating and
    maintenance                   19,942     13,757     1,631        24,228      12,646        6,709        78,913            --
  Real estate taxes                6,995     11,911       558        13,156       3,343        2,392        38,355            --
  General & administrative
    and personnel costs              560        308       192           541          25          579         2,205         8,191
  Interest expense                    --         --        --            --          --           --            --        64,472
  Amortization of deferred
    financing costs                   --         --        --            --          --           --            --         1,607
  Depreciation and
    amortization                  17,489     10,289     1,587        20,068       6,898        7,864        64,195            73
                                --------   --------    ------      --------    --------     --------    ----------      --------
  Total expenses                  44,986     36,265     3,968        57,993      22,912       17,544       183,668        74,343
                                --------   --------    ------      --------    --------     --------    ----------      --------

Equity in income of joint
  ventures and
  unconsolidated
  subsidiaries                       935      1,070      (291)        4,305         (51)         370         6,338        (3,207)
  Merger termination fee, net         --         --        --            --          --           --            --        17,000
                                --------   --------    ------      --------    --------     --------    ----------      --------

Income before gain or
  loss, minority
  interests, and
  extraordinary items             49,774     33,802     4,655        41,222      21,477       14,666       165,596       (59,057)
Gain on sales                     (4,949)    10,147     1,472            --          --        7,225        13,895            --
Loss on investment in
  securities                          --         --        --            --          --           --            --            --
Minority interests                    --         --        --            --          --           --            --       (17,601)
                                --------   --------    ------      --------    --------     --------    ----------      --------
Income before
  extraordinary items           $ 44,825   $ 43,949    $6,127      $ 41,222    $ 21,477     $ 21,891    $  179,491      $(76,658)
                                ========   ========    ======      ========    ========     ========    ==========      ========

Total assets                    $592,023   $383,018    $   --      $550,069    $270,216     $196,132    $1,991,458      $ 39,135
                                ========   ========    ======      ========    ========     ========    ==========      ========

                                Consolidated
                                    total
                                ------------
Revenues:
  Rental income                  $  339,377

  Management and other
    fees, net                         5,042
                                 ----------
  Total revenues                    344,419
                                 ----------

Expenses:
  Property operating and
    maintenance                      78,913
  Real estate taxes                  38,355
  General & administrative
    and personnel costs              10,396
  Interest expense                   64,472
  Amortization of deferred
    financing costs                   1,607
  Depreciation and
    amortization                     64,268
                                 ----------
  Total expenses                    258,011
                                 ----------

Equity in income of joint
  ventures and
  unconsolidated
  subsidiaries                        3,131
  Merger termination fee, net        17,000
                                 ----------

Income before gain or
  loss, minority
  interests, and
  extraordinary items               106,539
Gain on sales                        13,895
Loss on investment in
  securities                             --
Minority interests                  (17,601)
                                 ----------
Income before
  extraordinary items            $  102,833
                                 ==========

Total assets                     $2,030,593
                                 ==========

                            PRENTISS PROPERTIES TRUST
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

                 For the Year Ended and As of December 31, 2000

(in thousands)                                                                                                       Corporate not
                                  Mid-                                         Northern     Southern      Total        allocable
                                Atlantic    Midwest   Northeast   Southwest   California   California    segments    to segments
                                --------   --------   ---------   ---------   ----------   ----------   ----------   -------------
Revenues:
  Rental income                 $ 78,868   $ 80,445   $ 29,037    $ 80,089     $ 36,737     $ 30,677    $  335,853     $     --
  Management and other
    fees, net                        447         43        517       2,590          208          229         4,034          521
                                --------   --------   --------    --------     --------     --------    ----------     --------
  Total revenues                  79,315     80,488     29,554      82,679       36,945       30,906       339,887          521
                                --------   --------   --------    --------     --------     --------    ----------     --------

Expenses:
  Property operating and
    maintenance                   18,373     15,769      5,919      22,178       10,056        5,710        78,005           --
  Real estate taxes                5,763     13,295      2,204      11,639        3,008        2,491        38,400           --
  General & administrative
    and personnel costs              510        311        544         408           95          690         2,558        7,232
  Interest expense                    --         --         --          --           --           --            --       71,208
  Amortization of deferred
    financing costs                   --         --         --          --           --           --            --        1,519
  Depreciation and
    amortization                  15,387     11,640      5,922      18,182        5,238        6,959        63,328           71
                                --------   --------   --------    --------     --------     --------    ----------     --------
  Total expenses                  40,033     41,015     14,589      52,407       18,397       15,850       182,291       80,030
                                --------   --------   --------    --------     --------     --------    ----------     --------

Equity in income of joint
  ventures and
  unconsolidated subsidiaries        252        429       (469)      4,189          999          638         6,038       (2,195)
  Merger termination fee, net         --         --         --          --           --           --            --        4,091
                                --------   --------   --------    --------     --------     --------    ----------     --------

Income before gain or loss,
  minority interests, and
  extraordinary items             39,534     39,902     14,496      34,461       19,547       15,694       163,634      (77,613)
Gain on sales                         14      1,288        352      (1,911)         478           --           221           --
Loss on investment in
  securities                          --         --         --          --           --           --            --       (1,000)
Minority interests                    --         --         --          --           --           --            --      (15,657)
                                --------   --------   --------    --------     --------     --------    ----------     --------
Income before extraordinary
  items                         $ 39,548   $ 41,190   $ 14,848    $ 32,550     $ 20,025     $ 15,694    $  163,855     $(94,270)
                                ========   ========   ========    ========     ========     ========    ==========     ========

Total assets                    $457,762   $413,338   $214,258    $516,723     $267,173     $206,172    $2,075,426     $ 42,449
                                ========   ========   ========    ========     ========     ========    ==========     ========

                                Consolidated
                                   total
                                ------------
Revenues:
  Rental income                  $  335,853
  Management and other
    fees, net                         4,555
                                 ----------
  Total revenues                    340,408
                                 ----------

Expenses:
  Property operating and
    maintenance                      78,005
  Real estate taxes                  38,400
  General & administrative
    and personnel costs               9,790
  Interest expense                   71,208
  Amortization of deferred
    financing costs                   1,519
  Depreciation and
    amortization                     63,399
                                 ----------
  Total expenses                    262,321
                                 ----------

Equity in income of joint
  ventures and
  unconsolidated subsidiaries         3,843
 Merger termination fee, net          4,091
                                 ----------

Income before gain or loss,
  minority interests, and
  extraordinary items                86,021
Gain on sales                           221
Loss on investment in
  securities                         (1,000)
Minority interests                  (15,657)
                                 ----------
Income before extraordinary
  items                          $   69,585
                                 ==========
Total assets                     $2,117,875
                                 ==========

                 For the Year Ended and As of December 31, 1999

(in thousands)                                                                                                 Corporate not
                               Mid-                                        Northern     Southern      Total      allocable
                             Atlantic   Midwest   Northeast   Southwest   California   California   segments    to segments
                             --------   -------   ---------   ---------   ----------   ----------   --------   -------------

Revenues:
  Rental income               $71,524   $58,976    $26,968     $72,687      $33,679      $33,313    $297,147      $    --
  Management and other
    fees, net                      30        18        294       2,048           26          145       2,561          764
                              -------   -------    -------     -------      -------      -------    --------      -------
  Total revenues               71,554    58,994     27,262      74,735       33,705       33,458     299,708          764
                              -------   -------    -------     -------      -------      -------    --------      -------

Expenses:
  Property operating and
    maintenance                17,874    12,210      5,327      19,071        8,731        6,390      69,603           --
  Real estate taxes             5,278    10,277      2,037      11,100        2,804        2,705      34,201           --
  General & administrative
    and personnel costs           428       446        384         409           57          626       2,350        6,493
  Interest expense                 --        --         --          --           --           --          --       59,346
  Amortization of deferred
    financing costs                --        --         --          --           --           --          --        1,126
  Depreciation and
    amortization               13,971    10,020      4,969      14,028        4,362        7,132      54,482           53
                              -------   -------    -------     -------      -------      -------    --------      -------
  Total expenses               37,551    32,953     12,717      44,608       15,954       16,853     160,636       67,018
                              -------   -------    -------     -------      -------      -------    --------      -------

                             Consolidated
                                total
                             ------------
Revenues:
  Rental income                $297,147
  Management and other
    fees, net                     3,325
                               --------
  Total revenues                300,472
                               --------

Expenses:
  Property operating and
    maintenance                  69,603
  Real estate taxes              34,201
  General & administrative
    and personnel costs           8,843
  Interest expense               59,346
  Amortization of deferred
    financing costs               1,126
  Depreciation and
    amortization                 54,535
                               --------
  Total expenses                227,654
                               --------

                            PRENTISS PROPERTIES TRUST
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

                 For the Year Ended and As of December 31, 1999

(in thousands)                                                                                                       Corporate not
                                  Mid-                                         Northern     Southern      Total        allocable
                                Atlantic    Midwest   Northeast   Southwest   California   California    segments     to segments
                                --------   --------   ---------   ---------   ----------   ----------   ----------   -------------
Equity in income of joint
  ventures and unconsolidated
   subsidiaries                    1,631      2,411       (169)       2,600         691         (160)        7,004       (2,710)
                                --------   --------   --------     --------    --------     --------    ----------     --------

Income before gain or
  loss, minority
  interests, and
  extraordinary items             35,634     28,452     14,376       32,727      18,442       16,445       146,076      (68,964)
Gain on sales                      2,732     10,587         --           23          --        2,763        16,105           --
Minority interests                    --         --         --           --          --           --            --      (12,735)
                                --------   --------   --------     --------    --------     --------    ----------     --------

Income before
  extraordinary items           $ 38,366   $ 39,039   $ 14,376     $ 32,750    $ 18,442     $ 19,208    $  162,181     $(81,699)
                                ========   ========   ========     ========    ========     ========    ==========     ========

Total assets                    $448,106   $412,712   $214,959     $463,446    $201,741     $218,859    $1,959,823     $ 34,840
                                ========   ========   ========     ========    ========     ========    ==========     ========

                                Consolidated
                                   total
                                ------------
Equity in income of joint
  ventures and unconsolidated
   subsidiaries                       4,294
                                 ----------

Income before gain or
  loss, minority
  interests, and
  extraordinary items                77,112
Gain on sales                        16,105
Minority interests                  (12,735)
                                 ----------
Income before
  extraordinary items            $   80,482
                                 ==========

Total assets                     $1,994,663
                                 ==========

(21)  Selected Quarterly Financial Data (Unaudited)

     The following schedule is a summary of the quarterly results of operations for the years ended December 31, 2001, 2000 and 1999:

                                                  (amounts in thousands, except per share data)
                                                  First    Second     Third    Fourth
                                                 Quarter   Quarter   Quarter   Quarter     Total
                                                 -------   -------   -------   -------   --------
Year ended December 31, 2001
Revenue.......................................   $88,398   $85,587   $87,143   $83,291   $344,419
Income before gain or loss, minority interests
 and extraordinary items......................    28,707    32,745    22,049    23,038    106,539
Net income....................................    29,323    36,472    17,848    18,823    102,466
Net income per common share-basic.............   $  0.75   $  0.94   $  0.43   $  0.45   $   2.57
Net income per common share-diluted...........   $  0.72   $  0.90   $  0.43   $  0.45   $   2.51

Year ended December 31, 2000
Revenue.......................................   $81,113   $85,284   $84,412   $89,599   $340,408
Income before gain or loss, minority interests
 and extraordinary items......................    19,805    20,572    24,245    21,399     86,021
Net income....................................    16,947    17,835    18,258    16,545     69,585
Net income per common share-basic.............   $  0.42   $  0.44   $  0.45   $  0.40   $   1.72
Net income per common share-diluted...........   $  0.42   $  0.44   $  0.45   $  0.40   $   1.71

Year ended December 31, 1999
Revenue.......................................   $71,362   $73,893   $76,728   $78,489   $300,472
Income before gain or loss, minority interests
 and extraordinary items......................    19,880    18,882    18,728    19,622     77,112
Net income....................................    17,255    16,401    17,196    29,630     80,482
Net income per common share-basic.............   $  0.41   $  0.39   $  0.41   $  0.74   $   1.95
Net income per common share-diluted...........   $  0.41   $  0.39   $  0.41   $  0.72   $   1.93

(22) Income Taxes

     We have elected to be taxed as a REIT under sections 856 through 860 of the Internal Revenue Code of 1986, commencing with our taxable year ended December 31, 1996. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we currently distribute at least 90% of our adjusted taxable income to our shareholders. It is our current intention to adhere to these requirements and maintain our REIT status. As a REIT, we generally will not be subject to corporate level federal income tax on taxable income we distribute currently to our shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be

                            PRENTISS PROPERTIES TRUST
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

subject to certain state and local taxes on our income and property, and to federal income and excise taxes on our undistributed taxable income. In addition, taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to federal, state and local income taxes.

Reconciliation between GAAP Net Income and Taxable Income

     The following is a reconciliation of GAAP net income to taxable income for the years ended December 31, 2001, 2000 and 1999:

(in thousands)                                          2001         2000        1999
                                                      ---------    --------    --------
GAAP net income                                        $102,466    $69,585     $ 80,482
   GAAP loss (net income) of taxable
     subsidiaries included above                            339     (1,017)      (2,174)
                                                       --------    -------     --------
GAAP net income from REIT operations                    102,805     68,568       78,308
                                                       --------    -------     --------
GAAP to tax adjustments:/(1)/
   Depreciation and amortization                          5,551      7,093        5,690
   Gains and losses from capital transactions/(2)/      (17,645)       842      (14,831)
   Straight-line rent adjustment, net of rents
     received in advance                                 (8,231)    (8,595)      (3,167)
   Capitalized operating expenses and interest cost
     related to development projects                     (4,955)    (2,392)      (6,214)
   Interest income                                        1,439      3,992        4,340
   Compensation expense                                  (3,199)       565           36
   Other differences, net                                  (467)      (407)        (452)
                                                       --------    -------     --------
Total GAAP to tax adjustments                           (27,507)     1,098      (14,598)
                                                       --------    -------     --------
Adjusted taxable income subject to distribution
 requirement/(3)/                                      $ 75,298    $69,666     $ 63,710
                                                       ========    =======     ========

/(1)/All adjustments to GAAP net income from REIT operations are net of amounts attributable to minority interest.
/(2)/Represents the GAAP to tax difference for gains and losses including tax-deferred gain on transactions qualifying under Section 1031 of the Internal Revenue Code.
/(3)/The distribution requirement was 90% in 2001 and 95% in 1999 and 2000, respectively.

Characterization of Distributions

     The classification of distributions presented below is determined out of our earnings and profits as defined by Section 316 of the Internal Revenue Code, which differs from federal taxable income.

     The following table characterizes distributions paid per common share for the years ended December 31, 2001, 2000, and 1999:

(in thousands)            2001             2000             1999
                     --------------   --------------   --------------
Ordinary income      $1.801   86.14%  $1.629   85.97%  $1.529   88.90%
Return of capital    $0.185    8.90%  $0.174    9.18%  $0.174   10.11%
Capital gains        $0.104    4.96%  $0.092    4.85%  $0.017    0.99%
                     ------           ------           ------
                     $2.090           $1.895           $1.720
                     ======           ======           ======

(23) Subsequent Events

     Using proceeds from our revolving credit facility, in January 2002, we contributed $3.0 million to a joint venture established to develop two multi-story office buildings in Del Mar, California. Our contribution represents a 70% controlling interest in the joint venture. Also using proceeds from our revolving credit facility, we made a loan totaling $6.6 million to the joint venture. The loan, which matures in January 2005, bears interest at 10% per annum for the first twelve months of the loan term and 12% thereafter. The loan requires interest only payments until maturity.

                            PRENTISS PROPERTIES TRUST
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

     On January 31, 2002, using proceeds from our revolving credit facility, we acquired from Teachers Insurance and Annuity Association of America, the $47.0 million mortgage loan on the Burnett Plaza property. The loan was originally scheduled to mature February 1, 2002. The loan bears interest at 7.50% through March 2002 and 10% through its maturity on December 31, 2002. At December 31, 2001, the Burnett Plaza property, a 1.0 million net rentable square foot office building in Downtown Fort Worth was owned pursuant to a joint venture agreement between us and an affiliate of Lend Lease Real Estate Investments as 20% and 80% owners, respectively. On March 7, 2002, we purchased from Burnett Plaza - VEF III, L.P., an affiliate of Lend Lease Real Estate Investments, its 80% interest in the joint venture for a purchase price of approximately $51.2 million. The Burnett transaction was funded with proceeds from our revolving credit facility and in part by the consummation of the private placement of 613,750 common shares of beneficial interest with Salomon Smith Barney Inc. The private placement closed in February 2002 with net proceeds from the sale of the common shares totaling approximately $16.5 million after underwriting discounts and commissions and before offering expenses. Salomon Smith Barney Inc. was granted registration rights and a thirty-day option to purchase up to an additional 92,063 common shares at $28.35 per common share.

     In January 2002, we entered into an interest rate swap agreement with a notional amount of $50.0 million which fixed 30-day LIBOR at 2.2775%. The swap, which matures in January 2003, effectively fixes the interest rate at 3.6525% on $50.0 million of variable rate borrowings.

     Using proceeds from our revolving credit facility, on January 3, 2002, we repurchased all of our outstanding units of 9.45% Series C Cumulative Redeemable Perpetual Preferred Units of our operating partnership for approximately $50.6 million, including accrued and unpaid dividends.

                            PRENTISS PROPERTIES TRUST
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

                      Report of Independent Accountants on
                          Financial Statement Schedule

To the Board of Trustees and Shareholders
Of Prentiss Properties Trust:

Our audits of the consolidated financial statements referred to in our report dated February 6, 2002, except as to Note (23) for which the date is March 7, 2002, appearing on page F-2 of this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PricewaterhouseCoopers LLP

Dallas, Texas
February 6, 2002

                                                                    Schedule III

                            PRENTISS PROPERTIES TRUST
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 2001
                             (dollars in thousands)


                                                                       Initial cost            Costs
                                                                 -----------------------    capitalized
                                                                           Buildings and     subsequent
Property name                 Market              Encumbrances     Land     improvements   to acquisition
---------------------------   -----------------   ------------   -------   -------------   --------------
Operating Properties
Barton Skyway I               Austin                             $ 3,445      $21,578          $   35
Barton Skyway II              Austin                               3,285       21,747              --
Barton Skyway III             Austin                               3,044       20,856              --
Cielo Center                  Austin                               7,083       40,334              15
Spyglass Point                Austin                               1,612        6,465               1
Cumberland Office Park        Atlanta               $14,400       10,550       28,773           4,822
123 North Wacker Drive        Chicago                             13,163       74,599           3,385
1717 Deerfield Road           Chicago                14,200        3,237       18,481              --
1800 Sherman Avenue           Chicago                              2,278       13,099              61
Salton                        Chicago                              2,180        5,351              --
701 Warrenville Road          Chicago                              1,564        8,863               6
Bannockburn Centre            Chicago                26,658        7,927       23,835              --
Chicago Industrial            Chicago                11,630        2,871       17,615              10
Corporetum Office Campus      Chicago                25,280        7,607       43,104             469
O'Hare Plaza II               Chicago                11,400        3,854       22,017             323
One O'Hare Centre             Chicago                40,860       10,160       57,514             369
Bachman East                  Dallas/Fort Worth                    1,305        8,773              51
Bachman West                  Dallas/Fort Worth       2,876          828        4,688              85
Cottonwood Office Center      Dallas/Fort Worth       8,348        1,735        9,865              --
IBM Call Center               Dallas/Fort Worth      13,530        1,418        6,063               3
Lakeview Center               Dallas/Fort Worth                      753        5,020              10
Millennium Center             Dallas/Fort Worth                      989        6,392             614
Park West C2                  Dallas/Fort Worth      34,460        8,360       29,640           6,238
Park West E1                  Dallas/Fort Worth      12,100        2,857       16,499              --
Park West E2                  Dallas/Fort Worth       7,900        2,079       11,863              --
Walnut Glen Tower             Dallas/Fort Worth      34,384        4,300       32,669           3,496
WestPoint Office Building     Dallas/Fort Worth      12,610        2,844       12,165              28
Carrara Place                 Denver                               4,687       26,561              39
Highland Court                Denver                  4,729        1,588        9,010              56
Orchard Place I & II          Denver                               1,531        8,653              42
PacifiCare Building           Denver                 12,060        3,045       17,392             325
Panorama Point                Denver                               1,241        7,043              57
International Energy Center   Houston                                854        4,871             152
One Westchase Center          Houston                24,029        7,864       44,564             309
Westheimer Central Plaza      Houston                 5,753        2,266       12,845             142
Los Angeles Industrial        Los Angeles            31,300        6,429       36,431           1,143
The Academy                   Los Angeles                          4,639       18,557             160
2411 Dulles Corner Road       Metro. Wash., DC       16,700        3,973       22,682              56
2455 Horsepen Road            Metro. Wash., DC        8,052        2,099       11,983              93
3130 Fairview Park Drive      Metro. Wash., DC       22,848        3,141       21,314              --
3141 Fairview Park Drive      Metro. Wash., DC       12,800        4,000       15,980             422
4401 Fair Lakes Court         Metro. Wash., DC        3,200          933        5,232             254
6600 Rockledge Drive          Metro. Wash., DC                                 22,428              --
7101 Wisconsin Avenue         Metro. Wash., DC       20,910        5,170       29,298           1,096

                                         Gross amount
                                   carried at close of period
                              -------------------------------------                                                 Depreciable
                                Land and     Building and              Accumulated      Year of           Date         live
Property name                 improvements   improvements    Total    depreciation   construction       acquired      (years)
---------------------------   ------------   ------------   -------   ------------   ------------      ----------   -----------
Operating Properties
Barton Skyway I                  $ 3,445        $21,613     $25,058      $1,299              1999            (2)         (3)
Barton Skyway II                   3,285         21,747      25,032         642         2000-2001            (2)         (3)
Barton Skyway III                  3,044         20,856      23,900         273         2000-2001            (2)         (3)
Cielo Center                       7,083         40,349      47,432       1,291              1984       9/21/00          (3)
Spyglass Point                     1,612          6,466       8,078         393         1998-1999            (2)         (3)
Cumberland Office Park            10,550         33,595      44,145       7,412         1972-1999(1)    1/16/91          (3)
123 North Wacker Drive            13,163         77,984      91,147       3,653              1986      11/18/99          (3)
1717 Deerfield Road                3,237         18,481      21,718       2,337              1985      12/11/96          (3)
1800 Sherman Avenue                2,278         13,160      15,438       1,120              1986        8/5/98          (3)
Salton                             2,180          5,351       7,531         111         2000-2001            (2)         (3)
701 Warrenville Road               1,564          8,869      10,433         759              1988       8/10/98          (3)
Bannockburn Centre                 7,927         23,835      31,762       1,391              1999            (2)         (3)
Chicago Industrial                 2,871         17,625      20,496       2,803         1987-1999       Various          (3)
Corporetum Office Campus           7,607         43,573      51,180       5,043         1984-1987        5/6/97          (3)
O'Hare Plaza II                    3,854         22,340      26,194       2,814              1986      12/13/96          (3)
One O'Hare Centre                 10,160         57,883      68,043       4,806              1984       8/27/98          (3)
Bachman East                       1,305          8,824      10,129       1,180              1986       8/20/96          (3)
Bachman West                         828          4,773       5,601         558              1986        6/4/97          (3)
Cottonwood Office Center           1,735          9,865      11,600       1,259              1986      10/24/96          (3)
IBM Call Center                    1,418          6,066       7,484         494              1998            (2)         (3)
Lakeview Center                      753          5,030       5,783         294              1999            (2)         (3)
Millennium Center                    989          7,006       7,995         396              1999            (2)         (3)
Park West C2                       9,696         34,542      44,238       5,293              1989        9/5/95          (3)
Park West E1                       2,857         16,499      19,356       2,141              1982      10/23/96          (3)
Park West E2                       2,079         11,863      13,942       1,540              1985      10/23/96          (3)
Walnut Glen Tower                  5,612         34,853      40,465       9,144              1985        1/1/94          (3)
WestPoint Office Building          2,844         12,193      15,037       1,012              1998            (2)         (3)
Carrara Place                      4,687         26,600      31,287       2,606              1982       1/30/98          (3)
Highland Court                     1,588          9,066      10,654         919              1986      12/12/97          (3)
Orchard Place I & II               1,531          8,695      10,226         534              1980       7/20/99          (3)
PacifiCare Building                3,045         17,717      20,762       2,226              1983      12/20/96          (3)
Panorama Point                     1,241          7,100       8,341         710              1983      12/30/97          (3)
International Energy Center          854          5,023       5,877         471              1982       6/12/98          (3)
One Westchase Center               7,864         44,873      52,737       4,002              1982       6/12/98          (3)
Westheimer Central Plaza           2,266         12,987      15,253       1,173              1982       6/12/98          (3)
Los Angeles Industrial             6,429         37,574      44,003       6,453         1973-1992       Various          (3)
The Academy                        4,639         18,717      23,356       2,069              1991       7/31/97          (3)
2411 Dulles Corner Road            3,973         22,738      26,711       2,830              1990      12/31/96          (3)
2455 Horsepen Road                 2,099         12,076      14,175       1,538              1989      12/31/96          (3)
3130 Fairview Park Drive           3,141         21,314      24,455       1,511         1997-1999            (2)         (3)
3141 Fairview Park Drive           4,007         16,395      20,402       2,553              1988       2/22/96          (3)
4401 Fair Lakes Court                933          5,486       6,419         723              1988       1/14/97          (3)
6600 Rockledge Drive                             22,428      22,428       1,608              1981       6/30/98          (3)
7101 Wisconsin Avenue              5,170         30,394      35,564       3,267              1975      12/30/97          (3)


                                                                            Initial cost                     Costs
                                                              ---------------------------------------    capitalized
                                                                                        Buildings and     subsequent
Property name                             Market              Encumbrances     Land      improvements   to acquisition
-------------                        ----------------         ------------   --------   -------------   --------------
8521 Leesburg Pike                   Metro. Wash., DC            15,435         2,130          5,955         5,339
Calverton Office Park                Metro. Wash., DC                           2,885         25,965           966
Campus Point                         Metro. Wash., DC                           5,730         24,469            37
Fairmont Building                    Metro. Wash., DC                           3,750         17,656           333
Greenwood Center                     Metro. Wash., DC                           3,092         21,818            --
Metro. Wash., D.C. Industrial        Metro. Wash., DC                           5,008         23,753         2,183
Oakwood Center                       Metro. Wash., DC                           2,660         12,224            18
Park West at Dulles Corner           Metro. Wash., DC                           3,000         16,215            15
Plaza 1900                           Metro. Wash., DC                           6,274         31,323           206
Research Office Center I, II & III   Metro. Wash., DC            44,926         9,124         47,761            81
Willow Oaks I & II                   Metro. Wash., DC            43,348        10,857         61,526            26
Natomas Corporate Center             Sacramento                  36,948        11,208         63,466           362
Carlsbad Pacific Center I & II       San Diego                                  4,204          9,811           301
Carlsbad Pacifica                    San Diego                                  1,532          6,129           150
Del Mar Gateway                      San Diego                   26,876         5,260         23,419             -
Executive Center Del Mar             San Diego                   17,917         3,952         12,063           172
Plaza I & II                         San Diego                                  2,811         11,246           247
San Diego Industrial                 San Diego                                  6,282         25,128           926
The Campus                           San Diego                                  1,195          4,779           149
Lake Merritt Tower I                 San Francisco Bay Area                     6,504         36,853            35
The Ordway                           San Francisco Bay Area      48,936        23,316         54,402           460
World Savings Center                 San Francisco Bay Area      29,031         7,714         30,856           129
One Northwestern Plaza               Sub. Detroit                17,800                       27,448           284
                                                               --------      --------     ----------       -------
  Total Operating Properties                                    714,234       293,276      1,476,977        36,786

Construction in Progress (4)

Barton Skyway IV                     Austin                                     3,865         25,219
Willow Oaks III                      Metro. Wash., DC                           3,611         22,448
Carlsbad Pacific Center III          San Diego                                  2,066          4,255
                                                               --------      --------     ----------       -------
  Total Construction in Progress                                     --         9,542         51,922

Land Held for Future Development                                               45,694          7,622
                                                               --------      --------     ----------       -------
  Total Real Estate                                            $714,234      $348,512     $1,536,521       $36,786
                                                               ========      ========     ==========       =======

                                                Gross amount
                                          carried at close of period
                                     -------------------------------------
                                       Land and     Building and                Accumulated         Year of            Date
Property name                        improvements   improvements     Total      depreciation     construction        acquired
-------------                        ------------   ------------   ----------   ------------   -----------------     --------
8521 Leesburg Pike                       2,259           11,165        13,424        2,342                1984        8/17/94
Calverton Office Park                    2,885           26,931        29,816        3,015           1981-1987        8/27/97
Campus Point                             5,730           24,506        30,236          461                1985         4/1/01
Fairmont Building                        3,750           17,989        21,739          980          1964, 1997        11/4/99
Greenwood Center                         3,092           21,818        24,910          411                1985         4/1/01
Metro. Wash., D.C. Industrial            5,071           25,873        30,944        6,444           1974-1990        Various
Oakwood Center                           2,660           12,242        14,902          230                1982         4/1/01
Park West at Dulles Corner               3,000           16,230        19,230           18                1997         7/2/01
Plaza 1900                               6,274           31,529        37,803          590                1989         4/1/01
Research Office Center I, II & III       9,106           47,860        56,966        4,184     1986-1990, 2000(1)      9/9/97
Willow Oaks I & II                      10,857           61,552        72,409        5,214           1986-1989        8/18/98
Natomas Corporate Center                11,208           63,828        75,036        7,627           1984-1991         4/2/97
Carlsbad Pacific Center I & II           4,204           10,112        14,316        1,038          1986, 1989       11/13/97
Carlsbad Pacifica                        1,532            6,279         7,811          611                1986         2/4/98
Del Mar Gateway                          5,260           23,419        28,679          731           2000-2001             (2)
Executive Center Del Mar                 3,952           12,235        16,187        1,018                1998             (2)
Plaza I & II                             2,811           11,493        14,304        1,115           1988-1989         2/4/98
San Diego Industrial                     6,282           26,054        32,336        3,319           1985-1988        Various
The Campus                               1,195            4,928         6,123          478                1988         2/4/98
Lake Merritt Tower I                     6,504           36,888        43,392        1,230                1990        8/31/00
The Ordway                              23,316           54,862        78,178        4,942                1970        5/21/98
World Savings Center                     7,714           30,985        38,699        2,317                1985        7/29/97
One Northwestern Plaza                                   27,732        27,732        3,358                1989       10/23/96
                                      --------       ----------    ----------     --------
  Total Operating Properties           296,105        1,510,934     1,807,039      146,324

Construction in Progress (4)

Barton Skyway IV                         3,865           25,219        29,084           25                2001              (2)
Willow Oaks III                          3,611           22,448        26,059                             2001              (2)
Carlsbad Pacific Center III              2,066            4,255         6,321                             2001              (2)
                                      --------         --------    ----------     --------
  Total Construction in Progress         9,542          51,922        61,464           25

Land Held for Future Development        45,694            7,810        53,504
                                      --------       ----------    ----------     --------
  Total Real Estate                   $351,341       $1,570,666    $1,922,007     $146,349
                                      ========       ==========    ==========     ========

                                     Depreciable
                                        live
Property name                          (years)
-------------                        -----------
8521 Leesburg Pike                       (3)
Calverton Office Park                    (3)
Campus Point                             (3)
Fairmont Building                        (3)
Greenwood Center                         (3)
Metro. Wash., D.C. Industrial            (3)
Oakwood Center                           (3)
Park West at Dulles Corner               (3)
Plaza 1900                               (3)
Research Office Center I, II & III       (3)
Willow Oaks I & II                       (3)
Natomas Corporate Center                 (3)
Carlsbad Pacific Center I & II           (3)
Carlsbad Pacifica                        (3)
Del Mar Gateway                          (3)
Executive Center Del Mar                 (3)
Plaza I & II                             (3)
San Diego Industrial                     (3)
The Campus                               (3)
Lake Merritt Tower I                     (3)
The Ordway                               (3)
World Savings Center                     (3)
One Northwestern Plaza                   (3)

  Total Operating Properties

Construction in Progress (4)

Barton Skyway IV                         (3)
Willow Oaks III                          (3)
Carlsbad Pacific Center III              (3)
  Total Construction in Progress

Land Held for Future Development
  Total Real Estate

----------
(1)  A portion of the real estate project was developed by the company.
(2)  The real estate project was developed by the company.
(3)  Buildings & improvements - 25 to 40 years.
(4) Construction in progress, as presented above, includes the land and building cost. It does not include tenant concessions or leasing commission capitalized to the project.
(5) The aggregate cost for federal income tax purposes was approximately $1,974,821.

                            PRENTISS PROPERTIES TRUST
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

Operating Real Estate and Accumulated Depreciation

A summary of activity for real estate and accumulated depreciation for the years ended December 31, 2001, 2000 and 1999 is as follows:

(in thousands)                                          2001          2000          1999
                                                     ----------    ----------    ----------
Operating real estate:
   Balance at beginning of the period ............   $1,869,694    $1,780,386    $1,648,732
     Beginning construction in progress moved to
       operating real estate during the period ...       78,389        68,378        90,282
     Additions to and improvement of real estate..      143,008       116,453       144,855
     Cost of operating real estate sold ..........     (284,052)      (95,523)     (103,483)
                                                     ----------    ----------    ----------
   Balance at end of the period ..................   $1,807,039    $1,869,694    $1,780,386
                                                     ==========    ==========    ==========
Accumulated depreciation:
   Balance at beginning of the period ............   $  126,630    $   91,461    $   61,232
     Depreciation expense ........................       39,250        41,032        39,197
     Accumulated depreciation of real estate
       sold or retired ...........................      (19,531)       (5,863)       (8,968)
                                                     ----------    ----------    ----------
   Balance at end of the period ..................   $  146,349    $  126,630    $   91,461
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

Date:  March 20, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Date                                 Signature
            ----                                 ---------


       March 20, 2002                      /s/ Michael V. Prentiss
                                    --------------------------------------------
                                                Michael V. Prentiss
                                     Chairman of the Board and Trustee


       March 20, 2002                      /s/ Thomas F. August
                                    --------------------------------------------
                                                Thomas F. August
                                     President and Chief Executive Officer
                                                  Trustee


       March 20, 2002                      /s/ Michael A. Ernst
                                    --------------------------------------------
                                                Michael A. Ernst
                            Executive Vice President and Chief Financial Officer


       March 20, 2002                      /s/ Thomas P. Simon
                                    --------------------------------------------
                                                Thomas P. Simon
                              Senior Vice President and Chief Accounting Officer


       March 20, 2002                      /s/ Thomas J. Hynes, Jr.
                                    --------------------------------------------
                                                Thomas J. Hynes, Jr.
                                                     Trustee


       March 20, 2002                      /s/ Barry J.C. Parker
                                    --------------------------------------------
                                                Barry J.C. Parker
                                                    Trustee


       March 20, 2002                      /s/ Dr. Leonard M. Riggs, Jr.
                                    --------------------------------------------
                                                Dr. Leonard M. Riggs, Jr.
                                                       Trustee


       March 20, 2002                      /s/ Ronald G. Steinhart
                                    --------------------------------------------
                                                Ronald G. Steinhart
                                                     Trustee


       March 20, 2002                      /s/ Lawrence A. Wilson
                                    --------------------------------------------
                                                Lawrence A. Wilson
                                                     Trustee