Form 10-Q
period 2002-03-31
PRENTISS PROPERTIES TRUST/MD
filed 2002-05-15
CIK 1011699

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               Quarterly Report pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2002

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

                                    Yes X  No[ ]
                                        --

     The number of Common Shares of Beneficial Interest, $0.01 par value, outstanding as of May 13, 2002, was 38,435,438 and the number of outstanding Participating Cumulative Redeemable Preferred Shares of Beneficial Interest, Series D, was 3,773,585.

                            PRENTISS PROPERITES TRUST

                                      INDEX
                                      -----

Part I:    FINANCIAL INFORMATION                                                     Page Number
                                                                                     -----------
           Item 1. Financial Statements

                   Consolidated Balance Sheets of Prentiss Properties Trust
                   at March 31, 2002 (unaudited) and December 31, 2001                      5

                   Consolidated  Statements of Income of Prentiss Properties
                   Trust for the three  months ended March 31, 2002 and 2001
                   (unaudited)                                                              6

                   Consolidated  Statements  of  Comprehensive  Income  of
                   Prentiss  Properties  Trust for the three  months ended
                   March 31, 2002 and 2001 (unaudited)                                      7

                   Consolidated  Statements  of  Cash  Flows  of  Prentiss
                   Properties  Trust for the three  months ended March 31,
                   2002 and 2001 (unaudited)                                                8

                   Notes to Consolidated Financial Statements                            9-16

           Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                  17-26

           Item 3. Quantitative and Qualitative Disclosures about Market Risk           26-27

Part II:   OTHER INFORMATION

           Item 1. Legal Proceedings                                                       28
           Item 2. Changes in Securities and Use of Proceeds                               28
           Item 3. Default Upon Senior Securities                                          28
           Item 4. Submission of Matters to a Vote of Security Holders                     28
           Item 5. Other Information                                                       28
           Item 6. Exhibits and Reports on Form 8-K                                     28-31

SIGNATURE                                                                                  32

                            FORWARD LOOKING STATEMENT

     This Form 10-Q and the documents incorporated by reference into this Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-Q, words such as "anticipate," "believe," "estimate," "expect," "intend," "predict," "project," and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management as well as assumptions made by us and information currently available to us. These forward-looking statements are subject to certain risks, uncertainties and assumptions, including risks, uncertainties and assumptions related to the following:

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

     If one or more of these risks or uncertainties materialize, or if any underlying assumption proves incorrect, actual results may vary materially from those anticipated, expected or projected. Such forward-looking statements reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. A detailed discussion of risks is included, under the caption "Risk Factors," in our Form 10-K, filed on March 27, 2002. You are cautioned not to place undue reliance on our forward-looking statements, which speak only as of the date of this Form 10-Q or the date of any document incorporated by reference into this Form 10-Q. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements

                      (this page intentionally left blank)

                            PRENTISS PROPERTIES TRUST
                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                                  March 31,    December 31,
ASSETS                                                                              2002           2001
-----------------------------------------------------------------------------------------------------------
                                                                                 (unaudited)

Operating real estate:
    Land                                                                         $  299,705     $  296,105
    Building and improvements                                                     1,617,811      1,510,934
    Less:  accumulated depreciation                                                (156,290)      (146,349)
-----------------------------------------------------------------------------------------------------------
                                                                                  1,761,226      1,660,690

Construction in progress                                                             68,245         64,410
Land held for development                                                            64,583         53,504
Deferred charges and other assets, net                                              145,067        144,329
Notes receivable                                                                     13,354         13,354
Accounts receivable, net                                                             39,327         39,936
Cash and cash equivalents                                                             7,095          5,845
Escrowed cash                                                                         7,551         13,674
Investments in securities                                                             4,307          3,398
Investments in joint ventures and unconsolidated subsidiaries                        21,269         31,453
-----------------------------------------------------------------------------------------------------------
    Total assets                                                                 $2,132,024     $2,030,593
-----------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------
Mortgages and notes payable                                                      $1,056,171     $  907,734
Interest rate hedges                                                                  8,054         10,490
Accounts payable and other liabilities                                               61,730         76,022
Other payables (affiliates)                                                           4,412          4,384
Distributions payable                                                                25,291         25,977
-----------------------------------------------------------------------------------------------------------
    Total liabilities                                                             1,155,658      1,024,607
-----------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------
Minority interest in operating partnership                                          134,632        184,597
-----------------------------------------------------------------------------------------------------------
Minority interest in real estate partnerships                                         2,940          1,589
-----------------------------------------------------------------------------------------------------------

Commitments and contingencies

Preferred shares $ .01 par value, 20,000,000 shares
    authorized, 3,773,585 shares issued and outstanding                             100,000        100,000
Common shares $ .01 par value, 100,000,000 shares authorized,
    42,767,075 and 42,106,896 (includes 4,819,493 and 5,091,009 in treasury)
    shares issued and outstanding at March 31, 2002 and
    December 31, 2001, respectively                                                     428            421
Additional paid-in capital                                                          849,691        833,314
Common shares in treasury at cost, 4,819,493 and 5,091,009 shares at March 31,
    2002 and December 31, 2001, respectively                                       (113,915)      (118,228)
Unearned compensation                                                                (2,983)        (2,556)
Accumulated other comprehensive income                                               (6,834)        (9,655)
Retained earnings                                                                    12,407         16,504
-----------------------------------------------------------------------------------------------------------
    Total shareholders' equity                                                      838,794        819,800
-----------------------------------------------------------------------------------------------------------
    Total liabilities and shareholders' equity                                   $2,132,024     $2,030,593
-----------------------------------------------------------------------------------------------------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            PRENTISS PROPERTIES TRUST
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                                                 Three Months Ended
                                                                      March 31,
                                                                   2002     2001
-----------------------------------------------------------------------------------
Revenues:

    Rental income                                                $85,202   $87,310
    Management and other fees, net                                 1,493     1,088
-----------------------------------------------------------------------------------
      Total revenues                                              86,695    88,398
-----------------------------------------------------------------------------------

Expenses:

    Property operating and maintenance                            20,306    20,316
    Real estate taxes                                             10,476    10,397
    General and administrative and personnel costs                 2,753     2,788
    Interest expense                                              16,136    17,775
    Amortization of deferred financing costs                         402       413
    Depreciation and amortization                                 16,645    16,346
-----------------------------------------------------------------------------------
    Total expenses                                                66,718    68,035
-----------------------------------------------------------------------------------

Equity in income of joint venture and
    unconsolidated subsidiaries                                    1,132     1,344
Merger termination fee                                                --     7,000
-----------------------------------------------------------------------------------

Income before gain or loss, minority interests and
    extraordinary items                                           21,109    28,707
Gain on sale of properties                                            --     5,453
Minority interests                                                (2,889)   (4,470)
-----------------------------------------------------------------------------------

Income before extraordinary items                                 18,220    29,690

Extraordinary items                                                   --      (367)
-----------------------------------------------------------------------------------

Net income                                                        18,220    29,323
Preferred dividends                                               (2,019)   (1,830)
-----------------------------------------------------------------------------------
Net income applicable to common shareholders                     $16,201   $27,493
-----------------------------------------------------------------------------------

Net income per common share before extraordinary items-basic     $  0.43   $  0.76
Extraordinary items                                                   --     (0.01)
-----------------------------------------------------------------------------------
Net income per common share-basic                                $  0.43   $  0.75
-----------------------------------------------------------------------------------
Weighted average number of common shares
    outstanding-basic                                             37,325    36,606
-----------------------------------------------------------------------------------

Net income per common share before extraordinary items-diluted   $  0.43   $  0.73
Extraordinary items                                                   --     (0.01)
-----------------------------------------------------------------------------------
Net income per common share-diluted                              $  0.43   $  0.72
-----------------------------------------------------------------------------------
Weighted average number of common shares and
    common share equivalents outstanding-diluted                  37,588    40,697
-----------------------------------------------------------------------------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            PRENTISS PROPERTIES TRUST
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                             (dollars in thousands)

                                                         Three Months Ended
                                                             March 31,
                                                           2002      2001
---------------------------------------------------------------------------

Net income                                               $18,220   $29,323
---------------------------------------------------------------------------
Unrealized gains (losses) on securities:
   Unrealized gains (losses) arising
     during the period                                       239      (109)
Unrealized gains (losses) on interest rate hedges:
   Cumulative transition adjustment                           --    (2,513)
   Unrealized gains (losses) arising during the period 2,436 (3,874) Reclassification adjustment for
     losses included in earnings                             146        --
---------------------------------------------------------------------------
Other comprehensive income                                 2,821    (6,496)
---------------------------------------------------------------------------

Comprehensive income                                     $21,041   $22,827
---------------------------------------------------------------------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            PRENTISS PROPERTIES TRUST
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (dollars in thousands)

                                                                                     Three Months Ended
                                                                                           March 31,
                                                                                      2002         2001
Cash Flows from Operating Activities:
---------------------------------------------------------------------------------------------------------
Net income                                                                          $  18,220   $  29,323
Adjustments to reconcile net income to net cash provided by operating activities:
   Minority interests                                                                   2,889       4,470
   Extraordinary items                                                                     --         367
   Gain on sales                                                                           --      (5,453)
   Provision for doubtful accounts                                                      1,098        (256)
   Depreciation and amortization                                                       16,645      16,346
   Amortization of deferred financing costs                                               402         413
   Earnings in excess of distributions from joint ventures and
      unconsolidated subsidiaries                                                        (157)        (44)
   Non-cash compensation                                                                  160         389
   Reclassification of accumulated other comprehensive income                             146          --
Changes in assets and liabilities:
   Deferred charges and other assets                                                     (936)        202
   Accounts receivable                                                                    733      (3,637)
   Escrowed cash                                                                        6,123      (3,963)
   Other payables/receivables (affiliates)                                                 28      (1,201)
   Accounts payable and other liabilities                                             (17,385)    (22,076)
---------------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                                           27,966      14,880
---------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
   Purchase and development of real estate                                            (66,243)     (9,644)
   Investment in real estate                                                           (6,844)    (13,240)
   Purchase of mortgage loan                                                          (47,000)         --
   Investment in joint ventures and unconsolidated subsidiaries                            --      (1,438)
   Investment in securities                                                              (670)     (2,029)
   Proceeds from the sale of real estate                                                   --      50,950
---------------------------------------------------------------------------------------------------------
   Net cash (used in) provided by investing activities                               (120,757)     24,599
---------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
   Net proceeds from sale of common shares                                             20,833          54
   Purchase of treasury shares                                                             --      (2,530)
   Redemption of preferred units                                                      (50,535)         --
   Capital contribution from limited partners                                           1,308          --
   Distributions paid to limited partners                                                (815)       (814)
   Distributions paid to common shareholders                                          (19,802)    (17,740)
   Distributions paid to preferred shareholders                                        (2,019)     (3,435)
   Distributions paid to preferred unitholders                                         (3,366)     (3,153)
   Payment for early extinguishment of debt                                                --         (50)
   Proceeds from mortgages and notes payable                                          238,000     171,499
   Repayments of mortgages and notes payable                                          (89,563)   (183,461)
---------------------------------------------------------------------------------------------------------
   Net cash provided by (used in) financing activities                                 94,041     (39,630)
---------------------------------------------------------------------------------------------------------
   Net change in cash and cash equivalents                                              1,250        (151)
   Cash and cash equivalents, beginning of period                                       5,845       5,452
---------------------------------------------------------------------------------------------------------
   Cash and cash equivalents, end of period                                         $   7,095   $   5,301

Supplemental Cash Flow Information:
   Cash paid for interest                                                           $  16,865   $  18,773
---------------------------------------------------------------------------------------------------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               PRENTISS PROPERTIES
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

1.   The Organization

     We are a self-administered and self-managed Maryland REIT that acquires, owns, manages, leases, develops and builds primarily office properties throughout the United States. We are self-administered in that we provide our own administrative services, such as accounting, tax and legal, through our own employees. We are self-managed in that we provide all the management and maintenance services that our properties require through our own employees, such as, property managers, leasing professionals and engineers. We operate principally through our operating partnership, Prentiss Properties Acquisition Partners, L.P., and its subsidiaries, and a management company, Prentiss Properties Resources, Inc. and its subsidiaries. Our regional management offices are located in San Diego, Oakland, Dallas, Chicago and Washington, D.C. As of March 31, 2002, we owned interests in a diversified portfolio of 146 primarily suburban Class A office and suburban industrial properties as follows:

                                            Number of     Net Rentable
                                            Buildings     Square Feet
-----------------------------------------------------------------------
                                                         (in thousands)
Office properties                              108           15,248
Industrial properties                           38            3,169
-----------------------------------------------------------------------
Total                                          146           18,417
-----------------------------------------------------------------------

     Our properties include 3 office properties containing 445,000 net rentable square feet that were in various stages of development at March 31, 2002. As of March 31, 2002, our properties, exclusive of the development properties, were 93% leased to approximately 1,100 tenants. In addition to managing properties that we own, we manage approximately 18.7 million net rentable square feet in office, industrial and other properties for third parties.

     We have determined that our reportable segments are those that are based on our method of internal reporting, which disaggregates our business by geographic region. In April 2001, we completed an asset exchange with Brandywine Realty Trust, which included the sale of all of the properties comprising our Northeast Region, and as a result, at March 31, 2002, we no longer had operations in the Northeast Region. In addition, during December 2001, we divided our West Region into separate Northern and Southern California Regions. As of March 31, 2002, our reportable segments include our five regions (1) Mid-Atlantic; (2) Midwest;
(3) Southwest; (4) Northern California; and (5) Southern California.

     Our properties are located in 12 markets, which are included in our reportable segments as follows:

Reportable Segment              Market
--------------------------------------------------------------------------
Mid-Atlantic                    Metropolitan Washington DC, Atlanta
Midwest                         Chicago, Suburban Detroit
Southwest                       Dallas/Fort Worth, Austin, Denver, Houston
Northern California             Oakland, Sacramento
Southern California             San Diego, Los Angeles

Transactions

     Using proceeds from our revolving credit facility, on January 3, 2002, we repurchased our operating partnership's outstanding 9.45%, Series C Cumulative Redeemable Perpetual Preferred Units, for approximately $50.6 million, which included accrued and unpaid dividends of $26,250.

     On January 7, 2002, we entered into an interest rate swap agreement with a notional amount of $50.0 million which fixed 30-day LIBOR at 2.2775%. The swap, which matures in January 2003, effectively fixes the interest rate on $50.0 million of variable rate borrowings at 3.6525%.

                               PRENTISS PROPERTIES
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

     Using proceeds from our revolving credit facility, in January 2002, we contributed $3.0 million to a joint venture established to develop two multi-story office buildings in Del Mar, California. Our contribution represents a 70% controlling interest in the joint venture; therefore, we consolidate the accounts of the joint venture with and into the operations of the operating partnership. Also using proceeds from our revolving credit facility, we made a loan totaling $6.6 million to the joint venture. The loan which matures in January 2005, bears interest at 10% per annum for the first twelve months of the loan term and 12% thereafter. The loan requires interest only payments until maturity. On January 25, 2002, the joint venture acquired for $10.5 million, a
7.4 acre parcel of land in Del Mar, California.

     On January 31, 2002, using proceeds from our revolving credit facility, we acquired from Teachers Insurance and Annuity Association of America the $47.0 million mortgage loan on the Burnett Plaza property. The Burnett Plaza property was owned pursuant to a joint venture agreement between our operating partnership and Burnett Plaza - VEF III, L.P. an affiliate of Lend Lease Real Estate Investments, as 20% and 80% owners, respectively. The loan, which bore interest at 7.50% per annum, was originally scheduled to mature February 1, 2002.

     On March 7, 2002, we purchased from Burnett Plaza - VEF III, L.P., its 80% interest in the Burnett Plaza joint venture for a purchase price of approximately $51.2 million. The transaction was funded with proceeds from our revolving credit facility and in part by the consummation of the private placement of 613,750 of our common shares of beneficial interest with Salomon Smith Barney Inc. The private placement which was priced at $28.35 per common share closed in February 2002 with net proceeds from the sale of the common shares totaling approximately $16.5 million after underwriting discounts and commissions and before offering expenses.

2.   Basis of Presentation

     The accompanying financial statements are unaudited; however, our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results for the three month period ended March 31, 2002 are not necessarily indicative of the results to be obtained for the full fiscal year. These financial statements should be read in conjunction with our audited financial statements, and notes thereto, included in our annual report on Form 10-K for the fiscal year ended December 31, 2001.

3.   Accounts receivable, Net

     Accounts receivable consisted of the following at March 31, 2002 and December 31, 2001:

                                            (in thousands)
                                        March 31,   December 31,
                                           2002         2001
----------------------------------------------------------------
Rents and services                       $11,403      $10,218
Accruable rental income                   30,166       26,940
Other                                      1,942        5,864
----------------------------------------------------------------
                                          43,511       43,022
Less: allowance for doubtful accounts     (4,184)      (3,086)
----------------------------------------------------------------
                                         $39,327      $39,936
----------------------------------------------------------------

                               PRENTISS PROPERTIES
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

4.   Mortgages and Notes Payable

     At March 31, 2002, we had mortgages and notes payable of $1.06 billion, excluding our proportionate share of debt from our investments in joint ventures. See note (7) - Investment in Joint Ventures and Unconsolidated Subsidiaries for further information on our equity investments.

     The following table sets forth our mortgages and notes payable as of March 31, 2002 and December 31, 2001:

                             March 31,   December 31,
Description                     2002         2001       Amortization    Interest Rate         Maturity
-----------------------------------------------------------------------------------------------------------
Revolving credit facility   $  268,500     $118,500         None        LIBOR + 1.375%         May 23, 2003
Collateralized term loan        72,125       72,313         25 yr       LIBOR + 1.625%   September 30, 2004
Unsecured term loan             75,000       75,000         None        LIBOR + 1.375%       March 15, 2006
PPREFI portfolio loan          180,100      180,100         None            7.58%         February 26, 2007
Mortgage notes payable         460,446      461,821     25 yr - 30 yr       /(1)/                 /(1)/
-----------------------------------------------------------------------------------------------------------
                            $1,056,171     $907,734
-----------------------------------------------------------------------------------------------------------

/(1)/ Interest rates, all of which are fixed, range from 6.63% to 8.63% with a weighted average interest rate of 7.39% at March 31, 2002. Maturity dates range from December 2003 through June 2013 with a weighted average maturity of 7.2 years from March 31, 2002.

     Our mortgages and notes payable at March 31, 2002 consisted of $640.5 million of fixed rate, non-recourse, long-term mortgages and $415.6 million of floating rate debt, $260.0 million of which was hedged at March 31, 2002 with variable to fixed rate hedges. See note (5) - Interest Rate Hedges for further information on our variable to fixed rate hedges.

     Future scheduled principal repayments of our outstanding mortgages and notes payable are as follows:

                                    (in thousands)

2002                                  $    4,732
2003                                     277,679
2004                                      99,190
2005                                      38,520
2006                                      89,978
Thereafter                               546,072
------------------------------------------------
                                      $1,056,171
------------------------------------------------

5.   Interest Rate Hedges

     In the normal course of business, we are exposed to the effect of interest rate changes. We limit our exposure by following established risk management policies and procedures including the use of derivatives. For interest rate exposures, derivatives are used primarily to hedge against rate movements on our related debt.

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

     On the date we enter into a derivative contract, we designate the derivative as a hedge of (1) a forecasted transaction or (2) the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (cash flow hedge). Currently, we have only entered into derivative contracts designated as cash flow hedges. These agreements involve the exchange of amounts based on a variable interest rate for amounts based on fixed interest rates over the life of the agreement based upon a notional amount. The difference to be paid or received as the interest rates change is recognized as an adjustment to interest expense. The related amount payable to or receivable from counterparties is included in accounts payable and other liabilities. Changes in the fair value of a derivative, to the extent it is effective and is designated and qualifies as a cash flow hedge, are

                               PRENTISS PROPERTIES
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

recorded in other comprehensive income, until earnings are affected by the variability of cash flows of the hedged transaction (e.g. until periodic settlements of a variable-rate asset or liability are recorded in earnings). Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current-period earnings. Changes in the fair value of non-hedging instruments are reported in current-period earnings.

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

     To determine the fair value of derivative instruments, we use a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. For our derivatives, standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost, and termination cost are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may ever actually be realized.

     Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified to earnings. This reclassification is consistent with when the hedged items are recognized in earnings. Within the next twelve months, we expect to reclassify to earnings approximately $3.2 million of the current balance held in accumulated other comprehensive income.

     The following table summarizes the notional amounts and fair values of our derivative financial instruments as of March 31, 2002. The notional amount provides an indication of the extent of our involvement in these instruments as of the balance sheet date, but does not represent exposure to credit, interest rate or market risks.

              Swap Rate   Effective   Swap Rate Received
 Notional       Paid        Fixed        (Variable) at
  Amount       (Fixed)       Rate        March 31, 2002    Swap Maturity     Fair Value
------------------------------------------------------------------------------------------
                                                                            (in thousands)
$50 million      4.836%     6.211%         1.87875%          April 2002        $  (128)
$50 million      2.275%     3.653%         1.87875%         January 2003            93
$50 million      6.253%     7.628%         1.87875%        September 2004       (2,565)
$60 million      6.248%     7.623%         1.87875%        September 2004       (3,071)
$20 million      5.985%     7.610%         1.87875%          March 2006           (949)
$30 million      5.990%     7.615%         1.87875%          March 2006         (1,434)
------------------------------------------------------------------------------------------
   Total                                                                       $(8,054)
------------------------------------------------------------------------------------------

                               PRENTISS PROPERTIES
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

     Cash payments made under the interest rate hedges exceeded cash receipts from the interest rate hedges by $2.1 million for the three months ended March 31, 2002 and cash received from the interest rate hedges exceeded cash paid under the interest rate hedges by approximately $57,000 for the three months ended March 31, 2001.

6.   Distribution

     On March 13, 2002, we declared a cash distribution for the first quarter of 2002 in the amount of $0.535 per share, payable on April 12, 2002, to common shareholders of record on March 29, 2002. Additionally, we determined that a distribution of $0.535 per common unit would be made to the partners of the operating partnership and the holders of our Series D Convertible Preferred Shares. The distributions totaled $23.1 million and were paid April 12, 2002. In addition, quarterly distributions totaling $2.2 million in the aggregate were declared in March 2002, payable to the holders of our Series B Perpetual Preferred Units and our Series E Preferred Units. The distributions, which equate to an annualized 8.3% of the face amount of the Series B Perpetual Preferred Units and an annualized 7.50% of the face amount of the Series E Preferred Units, were paid on April 3, 2002 and April 15, 2002, respectively.

7.   Investment in Joint Ventures and Unconsolidated Subsidiaries

     The following information summarizes the financial position at March 31, 2002 and December 31, 2001 and the results of operations for the three month periods ended March 31, 2002 and 2001 for the investments in which we held a non-controlling interest during the periods presented:

Summary of Financial                                                                                             Company's
Position:                                 Total Assets           Total Debt/(8)/         Total Equity            Investment
--------------------------------------------------------------------------------------------------------------------------------
(in thousands)                        March 31,    Dec. 31,   March 31,   Dec. 31,   March 31,   Dec. 31,   March 31,   Dec. 31,
                                         2002        2001       2002        2001       2002        2001       2002        2001
--------------------------------------------------------------------------------------------------------------------------------
Broadmoor Austin Associates /(1)/      $112,732    $114,101    $148,994   $150,423   $(36,968)   $(37,009)   $ 3,838     $ 3,882
Burnett Plaza Associates /(2)/               --     102,484          --     47,000         --      51,526         --      10,347
PPS Partners LLC /(3)/                      117         126          --         --        100          92         75          79
Prentiss Properties Resources, Inc.
   /(4)/                                 10,729      11,710          --         --      6,176       5,799      6,018       5,649
Tysons International Partners (5)        95,388      99,059      61,130     61,290     32,978      36,158     10,231      10,389
Other Investments /(6)/                      --          --          --         --         --          --      1,107       1,107
--------------------------------------------------------------------------------------------------------------------------------
    Total                                                                                                    $21,269     $31,453
--------------------------------------------------------------------------------------------------------------------------------

     For the Three Months Ended March 31, 2002 and 2001

                                                                             Company's
                                                                            Share of Net
Summary of Operations:                 Total Revenue       Net Income      Income/(Loss)
-----------------------------------------------------------------------------------------
(in thousands)                         2002     2001     2002     2001     2002     2001
-----------------------------------------------------------------------------------------
Broadmoor Austin Associates /(1)/     $4,972   $4,960   $1,068   $1,024   $  534   $  512
Burnett Plaza Associates /(2)/         4,302    4,827      960      983      192      196
Lot 21 Associates L.P. /(7)/              --      130       --        7       --        5
PPS Partners LLC /(3)/                    35      165       (5)     102       (4)      77
Prentiss Properties Limited,
   Inc./(4)/                              --    4,939       --      558       --      558
Prentiss Properties Resources,
   Inc./(4)/                           3,845       --      376       --      369       --
Project 127 Partners. L.P. /(7)/          --       76       --       (6)      --       (4)
Tysons International Partners /(5)/    3,252       --      164       --       41       --
-----------------------------------------------------------------------------------------
    Total                                                                 $1,132   $1,344
-----------------------------------------------------------------------------------------

/(1)/ We own a 50% non-controlling interest in Broadmoor Austin Associates, an entity, which owns a seven-building, 1.1 million net rentable square foot office complex in Austin.
/(2)/ At December 31, 2001, we owned a 20% non-controlling interest in Burnett
     Plaza Associates, an entity, which owns a 1.0 million net rentable square foot office building in downtown Fort Worth. On March 7, 2002, we acquired the remaining 80% interest in Burnett Plaza Associates. The summary of operations above, includes the results of operations for the periods prior to our acquisition of a controlling interest on March 7, 2002.
/(3)/ PPS Partners LLC is a joint venture between Prentiss Properties
     Acquisition Partners, L.P. and a third-party property owner. The third-party property owner contributed property management contracts to PPS Partners LLC. Prentiss Properties Acquisition Partners, L.P.

                               PRENTISS PROPERTIES
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

     through a sub-management contract managed the properties and participated in the net income of the joint venture. Effective October 2001, Prentiss Properties Acquisition Partners, L.P. resigned the management duties of the properties which will result in a near-term dissolution of the joint venture. We expect to recover our $75,000 investment upon dissolution.
/(4)/ On March 28, 2001, Prentiss Properties Resources, Inc. was incorporated under the General Corporation Law of the State of Delaware to serve as a Taxable REIT Subsidiary and provide services to Prentiss Properties Acquisition Partners, L.P. On March 29, 2001, Prentiss Properties Resources, Inc. acquired our interest in Prentiss Properties Limited, Inc., valued at $3.9 million, along with certain other assets with a carrying amount of approximately $2.5 million. As a result, Prentiss Properties Acquisition Partners, L.P. holds a 98% economic interest and 0% voting interest in Prentiss Properties Resources, Inc.
/(5)/ In April 2001, we acquired from Brandywine Realty Trust a 25% non-controlling interest in Tysons International Partners, an entity, which owns two office properties containing 452,000 net rentable square feet in the Northern Virginia area.
/(6)/ Represents a 1% investment in certain real estate entities that we account for using the cost method of accounting.
/(7)/ Prior to April 10, 2001, we owned a 60% non-controlling interest in two entities, each owning a separate office development project in the suburban Philadelphia area. The office projects were sold to Brandywine Realty Trust on April 10, 2001.
/(8)/ The mortgage debt, all of which is non-recourse, is collateralized by the individual real estate property or properties within each venture.

8.   Supplemental Disclosure of Non-Cash Activities

     During the three months ended March 31, 2002, we declared cash distributions totaling $23.1 million payable to holders of common shares, operating partnership units and Series D Convertible Preferred Shares. The distributions were paid April 12, 2002. In addition, distributions totaling $2.0 million and $187,500 were declared in March 2002, payable to holders of our Series B Perpetual Preferred Units and Series E Preferred Units, respectively. The distributions were paid on April 3, 2002 and April 15, 2002 to our holders of our Series B Perpetual Preferred Units and our Series E Preferred Units, respectively.

     Pursuant to our long-term incentive plan, during the three months ended March 31, 2002, we issued 30,600 restricted shares of stock to various key employees. The shares, which had a market value of approximately $860,000 based upon the per share price on the date of grant, were classified as unearned compensation and recorded in the shareholders' equity section of the consolidated balance sheet. The unearned compensation is amortized quarterly as compensation expense over the three-year vesting period.

     Prior to March 7, 2002, we owned a 20% non-controlling interest in Burnett Plaza Associates and accounted for our interest using the equity method of accounting. On March 7, 2002, we acquired the remaining 80% interest in Burnett Plaza Associates and consolidated the accounts with and into the operations of the operating partnership. As a result of the consolidation, we reclassified our $10.3 million investment from investment in joint ventures and unconsolidated subsidiaries to the respective asset and liability accounts on our consolidated balance sheet. In addition, as a result of the acquisition of the remaining 80% interest in the joint venture, we assumed liabilities totaling approximately $2.5 million and receivables totaling approximately $978,000.

     During the three months ended March 31, 2002, we marked-to-market our investments in securities and our interest rate hedges. During the period, we recognized unrealized gains of $239,000 and $2.4 million on our investments in securities and interest rate hedges, respectively.

     During the three months ended March 31, 2002, common shares in treasury decreased by $4.3 million, representing a decrease of $14.2 million related to the consummation of the private placement of 613,750 common shares with Salomon Smith Barney Inc., partially offset by in increase of $9.9 million related to non-cash activities including (1) $9.6 million attributable to 329,457 common shares surrendered as payment of the exercise price and statutory tax withholdings for certain share options exercised during the period and (2) $304,000, representing 12,777 restricted share grants forfeited as a result of an employee termination during the period.

                               PRENTISS PROPERTIES
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

9.   Segment Information

     The tables below present information about segment assets and income/(loss) before extraordinary items used by our chief operating decision maker as of and for the three month periods ended March 31, 2002 and 2001:

For the Three Months Ended March 31, 2002
(in thousands)

                         Mid-                                         Northern     Southern
                       Atlantic    Midwest   Northeast   Southwest   California   California
--------------------------------------------------------------------------------------------
Revenues               $ 23,895   $ 15,297     $--        $ 27,060    $ 11,332     $  8,203
--------------------------------------------------------------------------------------------
Income/(loss) before
extraordinary items    $ 11,875   $  6,712     $--        $ 11,301    $  5,123     $  3,423
--------------------------------------------------------------------------------------------
Assets                 $590,318   $384,554     $--        $647,448    $267,473     $206,320
--------------------------------------------------------------------------------------------


                                     Corporate
                                        Not
                         Total      Allocable To   Consolidated
                        Segments      Segments        Total
---------------------------------------------------------------
Revenues               $   85,787     $    908      $   86,695
---------------------------------------------------------------
Income/(loss) before
extraordinary items    $   38,434     $(20,214)     $   18,220
---------------------------------------------------------------
Assets                 $2,096,113     $ 35,911      $2,132,024
---------------------------------------------------------------

For the Three Months Ended March 31, 2001
(in thousands)

                         Mid-                                         Northern     Southern
                       Atlantic    Midwest   Northeast   Southwest   California   California
--------------------------------------------------------------------------------------------
Revenues               $ 20,698   $ 17,914    $  7,387    $ 23,378    $ 10,641     $  8,175
--------------------------------------------------------------------------------------------
Income/(loss) before
extraordinary items    $  5,154   $ 19,215    $  3,305    $ 10,356    $  5,131     $  3,566
--------------------------------------------------------------------------------------------
Assets                 $455,570   $385,386    $215,180    $521,975    $268,662     $206,109
--------------------------------------------------------------------------------------------

                                     Corporate
                                        Not
                         Total      Allocable To   Consolidated
                        Segments      Segments         Total
---------------------------------------------------------------
Revenues               $   88,193     $    205      $   88,398
---------------------------------------------------------------
Income/(loss) before
extraordinary items    $   46,727     $(17,037)     $   29,690
---------------------------------------------------------------
Assets                 $2,052,882     $ 35,844      $2,088,726
---------------------------------------------------------------

10.  Earnings per Share

     We calculate earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" which requires a dual presentation of basic and diluted earnings per share on the face of the income statement. Additionally, the statement requires a reconciliation of the numerator and denominator used in computing basic and diluted earnings per share. The table below presents a reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share for the three months ended March 31, 2002 and 2001:

                                                                         Three Months Ended
(in thousands, except per share data)                                        March 31,
Reconciliation of the numerator used for basic earnings per share          2002      2001
-------------------------------------------------------------------------------------------
Net income                                                               $18,220    $29,323
Preferred dividends                                                       (2,019)    (1,830)
-------------------------------------------------------------------------------------------
Net income available to common shareholders                              $16,201    $27,493
Reconciliation of the denominator used for basic earnings per share
-------------------------------------------------------------------------------------------
Weighted average common shares outstanding                                37,325     36,606
-------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------
Basic earnings per share                                                 $  0.43    $  0.75
-------------------------------------------------------------------------------------------

Reconciliation of the numerator used for dilutive earnings per share
-------------------------------------------------------------------------------------------
Net income                                                               $18,220    $29,323
Preferred dividends                                                       (2,019)
-------------------------------------------------------------------------------------------
                                                                         $16,201    $29,323
Reconciliation of the denominator used for dilutive earnings per share
-------------------------------------------------------------------------------------------
Weighted average common shares outstanding                                37,325     36,606
Preferred shares/(1)/                                                                 3,774
Options                                                                      263        317
-------------------------------------------------------------------------------------------
Weighted average common shares and common share equivalents               37,588     40,697
-------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------
Diluted earnings per share                                               $  0.43    $  0.72
-------------------------------------------------------------------------------------------

                               PRENTISS PROPERTIES
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

/(1)/ Preferred shares for the three months ended March 31, 2002 are excluded from the denominator in calculating dilutive earnings per share as such shares were anti-dilutive for the period; therefore, the numerator used in the calculation of dilutive earnings per share is income available to common shareholders for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001, for which the numerator is net income.

11.  Recently Issued Accounting Standards

     On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets including the required classification of assets held for sale as discontinued operations. The implementation of this statement had no immediate impact on our financial statements. The future impact of the statement will be dependent upon (1) which if any of our assets qualify as held for sale at any point in time hereafter; (2) whether the carrying amount of such assets determined to be held for sale is greater than the fair value less cost of sale of the assets; and (3) whether the carrying amount of assets determined not to be held for sale is recoverable from the undiscounted future cash flows from operations and from the eventual sale of the assets.

     In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The provisions of this statement related to the rescission of statement No. 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions in paragraphs 8 and 9 (c) of this statement related to statement No. 13 shall be effective for transactions occurring after May 15, 2002, with early application encouraged. The statement includes two items that could be relevant to real estate companies such as ours. Specifically, the statement rescinds Statement of Financial Accounting Standards No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result of this recission, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses, which could result in the gains and losses being reported in income before extraordinary items. The statement also amends Statement of Financial Accounting Standards No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The impact from the implementation of this statement, which we believe will not have a material impact on our financial statements, will be dependent upon (1) the amount of any gains or losses realized as a result of future debt extinguishments and (2) whether we enter into lease modifications that have economic effects similar to sale-leaseback transactions.

12.  Subsequent Events

     Through our dividend reinvestment plan, on April 18, 2002, we issued 267,311 common shares of beneficial interest resulting in net proceeds of $7.9 million.

     On April 30, 2002, we purchased a $100.0 million blanket terrorism insurance policy covering our real estate properties. The policy has a $1.0 million, per occurrence, deductible and a thirty-day stay period before rent loss coverage will commence. The insurance policy was obtained from Lexington, a major provider of terrorism insurance coverage for commercial real estate companies within the United States of America.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     We are a real estate company organized as a Maryland REIT. We acquire, own, manage, lease, develop and build primarily office properties throughout the United States. We operate principally through our operating partnership, Prentiss Properties Acquisition Partners, L.P. and its subsidiaries, and a management company, Prentiss Properties Resources, Inc. and its subsidiaries. As of March 31, 2002, we owned interests in a diversified portfolio of 108 office and 38 industrial properties containing in the aggregate 18.4 million net rentable square feet.

     The discussion and analysis which follows focuses on our reportable segments as we believe that the segment analysis provides the most effective means of understanding our results of operations. During 2001, we had two significant changes to our reportable segments including (1) the disposition of all of the properties comprising our Northeast Region and (2) the division of our West Region into separate Northern and Southern California Regions. For comparative purposes, the results of operations, for the prior period, attributable to our West Region have been reclassified to separate Northern and Southern California Regions.

Transactions

     Using proceeds from our revolving credit facility, on January 3, 2002, we repurchased our operating partnership's outstanding 9.45%, Series C Cumulative Redeemable Perpetual Preferred Units, for approximately $50.6 million, which included accrued and unpaid dividends of $26,250.

     On January 7, 2002, we entered into an interest rate swap agreement with a notional amount of $50.0 million which fixed 30-day LIBOR at 2.2775%. The swap, which matures in January 2003, effectively fixes the interest rate on $50.0 million of variable rate borrowings at 3.6525%.

     Using proceeds from our revolving credit facility, in January 2002, we contributed $3.0 million to a joint venture established to develop two multi-story office buildings in Del Mar, California. Our contribution represents a 70% controlling interest in the joint venture. Also using proceeds from our revolving credit facility, we made a loan totaling $6.6 million to the joint venture. The loan which matures in January 2005, bears interest at 10% per annum for the first twelve months of the loan term and 12% thereafter. The loan requires interest only payments until maturity. On January 25, 2002, the joint venture acquired for $10.5 million, a 7.4 acre parcel of land in Del Mar, California.

     On January 31, 2002, using proceeds from our revolving credit facility, we acquired from Teachers Insurance and Annuity Association of America the $47.0 million mortgage loan on the Burnett Plaza property. The Burnett Plaza property was owned pursuant to a joint venture agreement between the operating partnership and Burnett Plaza - VEF III, L.P., an affiliate of Lend Lease Real Estate Investments, as 20% and 80% owners, respectively. The loan, which bore interest at 7.50% per annum, was originally scheduled to mature February 1, 2002.

     On March 7, 2002, we purchased from Burnett Plaza - VEF III, L.P., its 80% interest in the Burnett Plaza joint venture for a purchase price of approximately $51.2 million. The transaction was funded with proceeds from our revolving credit facility and in part by the consummation of the private placement of 613,750 of our common shares of beneficial interest with Salomon Smith Barney Inc. The private placement which was priced at $28.35 per common share closed in February 2002 with net proceeds from the sale of the common shares totaling approximately $16.5 million after underwriting discounts and commissions and before offering expenses.

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

     The estimates used in the preparation of our Consolidated Financial Statements are more fully described in Note (2) to our audited Consolidated Financial Statements for the year ended December 31, 2001, included in our Form 10-K filed on March 27, 2002. However, certain of our significant accounting policies are considered critical accounting policies due to the increased level of assumptions used or estimates made in determining their impact on our Consolidated Financial Statements.

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

Impairment of long-lived assets and long-lived assets to be disposed of

     Real estate and leasehold improvements are classified as long-lived assets held for sale or long-lived assets to be held and used. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we record assets held for sale at the lower of the carrying amount or fair value less cost to sell. With respect to assets classified as held and used, we periodically review these assets to determine whether our carrying amount will be recovered from their undiscounted future operating cash flows and we recognize an impairment loss to the extent the carrying amount is not recoverable. The impairment loss is the amount by which the carrying amount exceeds the fair value. Our determination of future operating cash flows requires us to make assumptions related to future rental rates, tenant concessions, operating expenditures, property taxes and capital improvements. If our assumptions prove incorrect and our estimates of future operating cash flows are materially overstated, we could be forced to recognize future impairment losses on our properties.

Allowance for doubtful accounts

     Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Our receivable balance is comprised primarily of rents and operating cost recoveries due from tenants as well as accrued rental rate increases to be received over the life of the in-place leases. We regularly evaluate the adequacy of our allowance for doubtful accounts considering such factors as credit quality of our tenants, delinquency of payment, historical trends and current economic conditions. Actual results may differ from these estimates under different assumptions or conditions. If our assumptions regarding the collectibility of accounts receivables proves incorrect, we could experience write-offs in excess of our allowance for doubtful accounts.

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

Fair value of derivative instruments

     In the normal course of business, we are exposed to the effect of interest rate changes. We limit our exposure by following established risk management policies and procedures including the use of derivatives. For interest rate exposures, derivatives are used primarily to hedge against rate movements on our related debt. We are required to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Changes in fair value will affect either shareholders' equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2002 to the Three Months Ended March 31, 2001

     In our comparison of operating results for the three months ended March 31, 2002 to the three months ended March 31, 2001 we compare the results of operations of our total portfolio and our same-store property portfolio, i.e., those properties owned during the entirety of the periods being compared.

     The table below presents the actual statement of operations for our total portfolio and selected operating information for the 123 properties acquired or placed in service on or prior to January 1, 2001 that remained in our portfolio through March 31, 2002, which comprise our same-store property portfolio:

                                                                         Three Months Ended
Total Portfolio                                                               March 31,
(in thousands)                                                             2002       2001
-------------------------------------------------------------------------------------------
Revenues:
   Rental income                                                         $85,202    $87,310
   Management and other fees, net                                          1,493      1,088
-------------------------------------------------------------------------------------------
      Total revenues                                                      86,695     88,398
-------------------------------------------------------------------------------------------

Expenses:
   Property operating and maintenance                                     20,306     20,316
   Real estate taxes                                                      10,476     10,397
   General and administrative and personnel cost                           2,753      2,788
   Interest expense                                                       16,136     17,775
   Amortization of deferred financing costs                                  402        413
   Depreciation and amortization                                          16,645     16,346
-------------------------------------------------------------------------------------------
      Total expenses                                                      66,718     68,035
-------------------------------------------------------------------------------------------

Equity in income of joint ventures and unconsolidated subsidiaries         1,132      1,344
Merger termination fee                                                        --      7,000
-------------------------------------------------------------------------------------------

Income before gain or loss, minority interests and extraordinary items    21,109     28,707

Gain on sale of properties                                                    --      5,453
Minority interests                                                        (2,889)    (4,470)
-------------------------------------------------------------------------------------------

Income before extraordinary items                                         18,220     29,690

Extraordinary items                                                           --       (367)
-------------------------------------------------------------------------------------------

Net income                                                               $18,220    $29,323
-------------------------------------------------------------------------------------------

                                                                         Three Months Ended
Same-Store Property Portfolio/(1)/                                            March 31,
(in thousands)                                                             2002       2001
-------------------------------------------------------------------------------------------
Property revenues:
   Rental income                                                         $71,237    $71,553
   Management and other fees, net                                             10         65
-------------------------------------------------------------------------------------------
      Property revenues                                                   71,247     71,618
-------------------------------------------------------------------------------------------

Property expenses:
   Property operating and maintenance                                     16,643     16,483
   Real estate taxes                                                       8,537      8,395
   Depreciation and amortization                                          13,733     13,225
-------------------------------------------------------------------------------------------
      Property expenses                                                   38,913     38,103
-------------------------------------------------------------------------------------------

Property revenues less property expenses                                 $32,334    $33,515
-------------------------------------------------------------------------------------------

/(1)/ The 123 properties included in our same-store property portfolio excludes
     123 North Wacker Drive, a 537,000 net rentable square foot office property in downtown Chicago. The property was taken out of service at the end of September 2001 to convert the building from a single tenant building to its future intended use as a multi-tenant building.

     Rental Revenue. Rental revenues decreased by $2.1 million, or 2.4%, from $87.3 million to $85.2 million primarily due to a decrease in rental revenue as a result of property sales subsequent to January 1, 2001, accompanied by a decrease in our total portfolio occupancy from 95% at March 31, 2001 to 93% at March 31, 2002, partially offset by rental revenue achieved from properties acquired or development properties becoming operational subsequent to January 1, 2001. Rental revenues for our same-store property portfolio decreased by $316,000, or less than 1.0%, from $71.6 million to $71.2 million primarily as a result of a decrease in our same-store property portfolio occupancy from 95% at March 31, 2001 to 94% at March 31, 2002. This decrease in our same-store property portfolio was attributable to our five regions as follows:

                            Number                         Increase/
Segment                    of Bldgs.     2002      2001    (Decrease)   % Change
--------------------------------------------------------------------------------
Mid-Atlantic                  33       $19,543   $19,760     $(217)       -1.1%
Midwest                       16        12,545    13,231      (686)       -5.2%
Southwest                     27        20,938    21,600      (662)       -3.1%
Northern California            9        11,515    10,723       792         7.4%
Southern California           38         6,696     6,239       457         7.3%
--------------------------------------------------------------------------------
                                       $71,237   $71,553     $(316)       -0.4%
--------------------------------------------------------------------------------

     Property Operating and Maintenance. Property operating and maintenance costs decreased by $10,000, or less than 1.0%, from $20.32 million to $20.31 million primarily as a result of a decrease in property operating and maintenance costs resulting from properties sold subsequent to January 1, 2001, accompanied by a reduction in expenses resulting from our occupancy decline, partially offset by property operating and maintenance costs incurred for properties acquired or development properties becoming operational subsequent to January 1, 2001. Property operating and maintenance costs for our same-store property portfolio increased by $160,000, or 1.0%, from $16.5 million to $16.6 million. This increase in our same-store property portfolio was attributable to our five regions as follows:

                            Number                         Increase/
Segment                    of Bldgs.    2002      2001     (Decrease)   % Change
--------------------------------------------------------------------------------
Mid-Atlantic                  33      $ 4,104    $ 4,222     $(118)       -2.8%
Midwest                       16        2,619      2,565        54         2.1%
Southwest                     27        5,268      5,475      (207)       -3.8%
Northern California            9        3,241      2,853       388        13.6%
Southern California           38        1,411      1,368        43         3.1%
--------------------------------------------------------------------------------
                                      $16,643    $16,483     $ 160         1.0%
--------------------------------------------------------------------------------

     Real Estate Taxes. Real estate taxes increased by $79,000, or less than 1.0%, from $10.4 million to $10.5 million partially as a result of properties acquired or development properties becoming operational subsequent to January 1, 2001, partially offset by properties that were sold subsequent to January 1, 2001. Real estate taxes for our same-store property portfolio increased by $142,000, or 1.7%, from $8.4 million to $8.5 million primarily as a result of the reassessment of certain property values by taxing authorities in each of our regions. This increase in our same-store property portfolio was attributable to our five regions as follows:

                           Number                          Increase/
Segment                    of Bldgs.    2002      2001     (Decrease)   % Change
--------------------------------------------------------------------------------
Mid-Atlantic                  33       $1,547    $1,554       $ (7)       -0.5%
Midwest                       16        2,379     2,277        102         4.5%
Southwest                     27        3,226     3,260        (34)       -1.0%
Northern California            9          872       779         93        11.9%
Southern California           38          513       525        (12)       -2.3%
--------------------------------------------------------------------------------
                                       $8,537    $8,395       $142         1.7%
--------------------------------------------------------------------------------

     General and Administrative and Personnel Costs. General and administrative and personnel costs decreased by $35,000, or 1.3%, from $2.79 million to $2.75 million. Our general and administrative and personnel costs remained constant at 3.1% of total revenues.

     Interest Expense. Interest expense decreased by $1.6 million, or 9.2%, from $17.8 million to $16.1 million primarily as a result of a decrease in the weighted average interest rate paid on outstanding borrowings from 7.51% for the three months ended March 31, 2001 to 6.83% for the three months ended March 31, 2002. The decrease in our weighted average interest rate results from a general decrease in variable interest rates.

     Depreciation and Amortization. Depreciation and amortization increased by $299,000, or 1.8%, to $16.6 million from $16.3 million partially as a result of properties acquired or development properties becoming operational subsequent to January 1, 2001, offset by properties that were sold subsequent to January 1, 2001. Depreciation and amortization for our same-store property portfolio increased by $508,000, or 3.8%, from $13.2 million to $13.7 million. This increase in our same-store property portfolio was attributable to our five regions as follows:

                       Number                          Increase/
Segment               of Bldgs.    2002      2001     (Decrease)   % Change
---------------------------------------------------------------------------
Mid-Atlantic             33       $ 3,892   $ 3,900      $ (8)       -0.2%

Midwest                  16         2,086     2,042        44         2.2%
Southwest                27         4,315     4,139       176         4.3%
Northern California       9         1,803     1,611       192        11.9%

Southern California      38         1,637     1,533       104         6.8%
---------------------------------------------------------------------------
                                  $13,733   $13,225      $508         3.8%
---------------------------------------------------------------------------

     Equity in Income of Joint Ventures and Unconsolidated Subsidiaries. Equity in income of joint ventures and unconsolidated subsidiaries decreased by $212,000 from $1.3 million to $1.1 million primarily due to a decrease of $189,000 representing our share of the decrease in net income of the management company and a decrease of $81,000 attributable to our share of the decrease in the net income of PPS Partners LLC, offset by a $41,000 increase attributable to our interest in Tysons International Partners that was acquired in April 2001.

     Merger Termination Fee. On September 21, 2001, we entered into a termination and release agreement which provided for the termination of the agreement and plan of merger dated June 27, 2001, between us, our operating partnership, Mack-Cali Realty Corporation, a Maryland corporation and Mack-Cali Realty, L.P., a Delaware limited partnership of which Mack-Cali is the sole general partner. In connection with the termination and release agreement, and pursuant to an escrow agreement dated September 21, 2001, Mack-Cali deposited a $25.0 million termination fee in escrow for our benefit. In January, 2001 we received $7.0 million from the Mack-Cali escrow account.

     Gain on Sales. Gain on sales decreased by $5.5 million. During the three months ended March 31, 2001, we sold 5 properties totaling 584,000 net rentable square feet resulting in a gain on sale of $10.2 million. The gain was offset by a $4.7 million write-down on the Crescent Centre property, which was subsequently sold in May 2001. We did not dispose of any properties during the three months ended March 31, 2002.

     Minority Interests. Minority interests decreased by $1.6 million, or 35.4 %, from $4.5 million to $2.9 million primarily due to the income allocation related to the Series C Cumulative Redeemable Perpetual Preferred Units that were repurchased in January 2002, as well as the minority interest holders proportionate share of the decrease in net income before minority interests of $13.1 million from $34.2 million for the three months ended March 31, 2001 to $21.1 million for the three months ended March 31, 2002.

Liquidity and Capital Resources

     Cash and cash equivalents were $7.1 million and $5.8 million at March 31, 2002 and December 31, 2001, respectively. The increase in cash and cash equivalents is a result of cash flows provided by operating and financing activities exceeding those used in investing activities. Net cash provided by operating activities was $28.0 million for the three months ended March 31, 2002, compared to $14.9 million for the three months ended March 31, 2001.

     Net cash used in investing activities totaled $120.8 million for the three months ended March 31, 2002 compared to cash provided by investing activities of $24.6 million for the three months ended March 31, 2001. This increase in net cash used in investing activities of $145.4 million is due primarily to an increase in cash used in the purchase and development of real estate of

$66.2 million, cash used for the purchase of mortgage loan totaling $47.0 million and a decrease of $50.9 million in cash received from the sale of real estate from the three months ended March 31, 2001 to the three months ended March 31, 2002.

     Net cash provided by financing activities totaled $94.0 million for the three months ended March 31, 2002 compared to cash used of $39.6 million for the three months ended March 31, 2001. The increase in net cash provided by financing activities of $133.7 million is due primarily to (1) the increase in net borrowings of $160.4 million to fund the acquisition of the Burnett Plaza loan, the remaining 80% interest in the Burnett Plaza property and the redemption of the Series C Perpetual Preferred Units, (2) an increase in cash generated from the sale of common shares of $20.8 million, partially offset by
(3) a decrease in cash of $50.5 resulting from the repurchase of outstanding preferred units during the three months ended March 31, 2002.

     As of March 31, 2002, we had outstanding total indebtedness, including our pro rata share of joint venture debt of approximately $1.15 billion, or approximately 45.3% of total market capitalization based on a common share price of $29.52 per common share. Our policy is to limit combined indebtedness plus our pro rata share of joint venture debt and construction loans so that at the time such debt is incurred, it does not exceed 50% of the our total market capitalization. As of March 31, 2002, we had the approximate capacity to borrow up to an additional $235.6 million under the debt limitation and the various restrictions in our credit agreements. The amount of indebtedness that we may incur, and the policies with respect thereto, are not limited by our declaration of trust and bylaws, and are solely within the discretion of our board of trustees limited only by various financial covenants in our credit agreements.

     We have in place a $300 million unsecured revolving credit facility with a group of 12 banks. The facility, which was renewed in May 2000, matures in May 2003. The facility has an initial interest rate of LIBOR plus 137.5 basis points. Additionally, we are required to pay an average unused commitment fee of 25 basis points per annum if the unused portion of the credit facility is greater than $200 million. The fee is reduced to 20 basis points per annum if the unused portion is less than or equal to $200 million, but greater than $100 million. The fee is further reduced to 15 basis points per annum if the unused portion is less than or equal to $100 million. During the three months ended March 31, 2002, we had net borrowings under our credit facility of $150.0 million and an outstanding balance of $268.5 million at March 31, 2002, resulting in an available balance of $31.5 million.

     As of March 31, 2002, we have non-controlling partnership interest in two separate real estate joint ventures which have in the aggregate $210.1 million of non-recourse mortgage debt. The mortgage debt of each venture is collateralized by the real estate property or properties within each venture, the net book value of which totaled $184.7 million at March 31, 2002. Our proportionate share of the non-recourse mortgage debt totaled $89.8 million at March 31, 2002.

     The following table sets forth our mortgages and notes payable, including our pro rata share of joint venture debt, as of March 31, 2002:

                                                    Current
Borrower/Description                                Balance       Amortization   Interest Rate        Maturity
-------------------------------------------------------------------------------------------------------------------
                                                 (in thousands)
Broadmoor Austin Associates
   Broadmoor Austin/(1)/                           $   74,497         16 yr          7.04%           April 10, 2011
PL Property Associates, L.P.
   Park West C2                                        34,344         30 yr          6.63%        November 10, 2010
Prentiss Properties Acquisition Partners, L.P.
   Revolving Credit Facility                          268,500         None       LIBOR + 1.375%        May 23, 2003
   Bachman West                                         2,862         25 yr          8.63%         December 1, 2003
   One Westchase Center                                23,906         25 yr          7.84%         February 1, 2004
   Collateralized Term Loan/(2)/                       72,125         25 yr      LIBOR + 1.625%  September 30, 2004
   Walnut Glen Tower                                   34,285         30 yr          6.92%            April 1, 2005
   Unsecured Term Loan                                 75,000         None       LIBOR + 1.375%      March 15, 2006
   Highland Court                                       4,701         25 yr          7.27%            April 1, 2006
   Westheimer Central Plaza                             5,724         25 yr          8.38%           August 1, 2006
   7101 Wisconsin Avenue                               20,849         30 yr          7.25%            April 1, 2009
   2500 Cumberland Parkway                             14,350         30 yr          7.46%            July 15, 2009
   Ordway                                              48,823         30 yr          7.95%            April 1, 2010
   World Savings Center                                28,961         30 yr          7.91%         November 1, 2010
   One O'Hare Centre                                   40,727         30 yr          6.80%         January 10, 2011
   3130 Fairview Park Drive                            22,778         30 yr          7.00%            April 1, 2011
   Research Office Center                              44,813         28 yr          7.64%          October 1, 2011
   Bannockburn Centre                                  26,597         30 yr          8.05%             June 1, 2012
   Del Mar Loan                                        44,686         30 yr          7.41%             June 1, 2013
Prentiss Properties Corporetum, L.P.
   Corporetum Office Campus                            25,204         30 yr          7.02%         February 1, 2009
Prentiss Properties Natomas, L.P.
   Natomas Corporate Center                            36,836         30 yr          7.02%         February 1, 2009
Prentiss Properties Real Estate Fund I, L.P.
   PPREFI Portfolio Loan/(3)/                         180,100         None           7.58%        February 26, 2007
Tysons International Partners
   1676 International/(4)/                             11,257         28 yr          7.68%          August 30, 2010
   8260 Greensboro/(4)/                                 4,026         28 yr          7.83%          August 30, 2010
-------------------------------------------------------------------------------------------------------------------
   Total                                           $1,145,951
-------------------------------------------------------------------------------------------------------------------

/(1)/ We own a 50% non-controlling interest in the entity that owns the Broadmoor Austin properties, which interest is accounted for using the equity method of accounting. The amount shown reflects our proportionate share of the non-recourse mortgage indebtedness collateralized by the properties.
/(2)/ The Term Loan is collateralized by the following four properties: Willow
     Oaks I & II (two properties), 8521 Leesburg Pike and the IBM Call Center. /(3)/ The PPREFI Portfolio Loan is collateralized by the following 36 properties: the Los Angeles industrial properties (18 properties), the Chicago industrial properties (four properties), the Cottonwood Office Center (three properties), Park West E1 and E2 (two properties), One Northwestern Plaza, 3141 Fairview Park Drive, 2455 Horsepen Road, O'Hare Plaza II, 1717 Deerfield Road, 2411 Dulles Corner Road, 4401 Fair Lakes Court, the WestPoint Office Building and the PacifiCare Building.
/(4)/ We own a 25% non-controlling interest in the entity that owns the 1676
     International and 8260 Greensboro properties, which interest is accounted for using the equity method of accounting. The amount shown reflects our proportionate share of the non-recourse mortgage indebtedness collateralized by the properties.

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

     Under our loan agreements, we are required to satisfy various affirmative and negative covenants, including limitations on total indebtedness, total collateralized indebtedness and cash distributions, as well as obligations to maintain certain minimum tangible net worth and certain minimum interest coverage ratios. Our credit agreements limit total indebtedness to 55% of total assets and require a debt service coverage ratio of at least 2 to 1. Our credit agreements provide for a 30-day period to cure a default caused by our failure to punctually and properly perform, observe and comply with the covenants contained therein. The agreements also provide for an additional 75-day period if such failure is not capable of being cured within 30-days and we are diligently pursuing the cure thereof. We were in compliance with these covenants at March 31, 2002.

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

     We may employ forwards or purchased options to hedge qualifying anticipated transactions. Gains and losses are deferred and recognized in net income in the same period that the anticipated transaction occurs, expires or is otherwise terminated. The following table summarizes the notional amounts and fair values of our derivative financial instruments. The notional amount provides an indication of the extent of our involvement in these instruments as of the balance sheet date, but does not represent exposure to credit, interest rate or market risks.

              Swap Rate   Effective   Swap Rate Received
 Notional       Paid        Fixed       (Variable) at
  Amount       (Fixed)      Rate        March 31, 2002     Swap Maturity      Fair Value
------------------------------------------------------------------------------------------
                                                                            (in thousands)
$50 million     4.836%      6.211%         1.87875%          April 2002        $  (128)
$50 million     2.275%      3.653%         1.87875%         January 2003            93
$50 million     6.253%      7.628%         1.87875%        September 2004       (2,565)
$60 million     6.248%      7.623%         1.87875%        September 2004       (3,071)
                5.985%      7.610%                           March 2006           (949)
$20 million                                1.87875%
$30 million     5.990%      7.615%         1.87875%          March 2006         (1,434)
------------------------------------------------------------------------------------------
  Total                                                                        $(8,054)
------------------------------------------------------------------------------------------

     Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. For the three months ended March 31, 2002, our recurring non-incremental revenue-generating capital expenditures totaled approximately $4.0 million. Our recurring non-incremental revenue-generating capital expenditures were attributable to our five regions as follows: (1) Mid-Atlantic-$530,000; (2) Midwest-$150,000; (3) Southwest-$2.4
million; (4) Northern California-$452,000; and (5) Southern California-$552,000.

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

     We have contractual obligations and commercial commitments including mortgages and notes payable, ground lease obligations and letters of credit. The table below presents, as of March 31, 2002, our future scheduled principal repayments of mortgages and notes payable and ground lease obligations, including our pro rata share of debt and ground lease obligations of our of joint venture properties:

                 Mortgages and   Ground Lease   Total Contractual
(in thousands)   Notes Payable   Obligations    Cash Obligations
-----------------------------------------------------------------
2002               $    7,027      $   335         $    7,362
2003                  280,935          446            281,381
2004                  102,697          451            103,148
2005                   42,276          511             42,787
2006                   94,013          530             94,543
Thereafter            619,003       28,268            647,271
-----------------------------------------------------------------
                   $1,145,951      $30,541         $1,176,492
-----------------------------------------------------------------

     Our other commercial commitments include letters of credit totaling $1.4 million which expire as follows:

                    Letters of
(in thousands)        Credit
------------------------------
2002                  $   63
2003                   1,063
2004                      63
2005                      63
2006                     126
Thereafter                --
------------------------------
                      $1,378
------------------------------

Funds from Operations

     Funds from operations, as defined by the National Association of Real Estate Investment Trusts, means net income, computed in accordance with accounting principles generally accepted in the United States of America excluding extraordinary items (as defined by accounting principles generally accepted in the United States of America) and gains (or losses) from sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships, joint ventures and subsidiaries. With the exception of our exclusion, from funds from operations, of the merger termination fee, we calculate funds from operations in accordance with the NAREIT definition We believe that funds from operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing and investing activities, it provides investors with an indication of our ability to incur and service debt, to make capital expenditures and to fund other cash needs. Our funds from operations is not comparable to funds from operations reported by other REITs that do not define funds from operations exactly as we do. We believe that in order to facilitate a clear understanding of our operating results, funds from operations should be examined in conjunction with net income as presented in our Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-Q. Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and should not be considered as an alternative to net income as an indication of our performance or to cash flows as a measure of liquidity or ability to make distributions. Our funds from operations for the respective periods are calculated as follows:

                                                                            Three Months Ended
Funds from operations                                                             March 31,
(in thousands)                                                                2002       2001
----------------------------------------------------------------------------------------------
Net income                                                                  $18,220    $29,323
Add:

        Real estate depreciation and amortization                            16,627     16,324
        Real estate depreciation and amortization of unconsolidated joint
        ventures                                                                879        749
        Minority interests/(1)/                                               2,846      4,426
        Extraordinary items                                                      --        367
Less:
        Merger termination fee/(2)/                                              --     (7,000)
        Gain on sales                                                            --     (5,453)
        Dividend on perpetual preferred units                                (2,185)    (3,152)
----------------------------------------------------------------------------------------------
Funds from operations                                                       $36,387    $35,584
----------------------------------------------------------------------------------------------

/(1)/ Represents the minority interests applicable to the common and preferred unit holders of the operating partnership.
/(2)/ Although the fee is not considered an extraordinary item in accordance with accounting principles generally accepted in the United States of America, it is our opinion that it is appropriate to exclude the fee from funds from operations.

     Funds from operations increased by $803,000 from $35.6 million for the three months ended March 31, 2001 to $36.4 million for the three months ended March 31, 2002 as a result of the factors discussed in the analysis of operating results.

Recently Issued Accounting Standards

     On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets including the required classification of assets held for sale as discontinued operations. The implementation of this statement had no immediate impact on our financial statements. The future impact of the statement will be dependent upon (1) which if any of our assets qualify as held for sale at any point in time hereafter; (2) whether the carrying amount of such assets determined to be held for sale is greater than the fair value less cost of sale of the assets; and (3) whether the carrying amount of assets determined not to be held for sale is recoverable from the undiscounted future cash flows from operations and from the eventual sale of the assets.

     In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The provisions of this statement related to the rescission of statement No. 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions in paragraphs 8 and 9 (c) of this statement related to statement No. 13 shall be effective for transactions occurring after May 15, 2002, with early application encouraged. The statement includes two items that could be relevant to real estate companies such as ours. Specifically, the statement rescinds Statement of Financial Accounting Standards No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result of this recission, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses, which could result in the gains and losses being reported in income before extraordinary items. The statement amends Statement of Financial Accounting Standards No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The impact from the implementation of this statement, which we believe will not have a material impact on our financial statements, will be dependent upon (1) the amount of any gains or losses realized as a result of future debt extinguishments and (2) whether we enter into lease modifications that have economic effects similar to sale-leaseback transactions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Our primary market risk is exposure to changes in interest rates as a result of our revolving credit facility and long-term debt. At March 31, 2002, we had outstanding total indebtedness, including our pro rata share of joint venture debt and construction loans, of approximately $1.15 billion, or approximately 45.3% of total market capitalization. Our interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, we manage our exposure to fluctuations in market interest rates for our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangement. In addition, we may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps and floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable rate debt. We do not enter into derivative or interest rate transactions for speculative purposes. Approximately 63.7% of our outstanding debt was subject to fixed rates with a weighted average interest rate of 7.45% at March 31, 2002. Of the remaining $415.6 million, or 36.3%, representing our variable rate debt, $260 million was effectively locked at an interest rate (before the spread over LIBOR) of 5.16% through our interest rate swap agreements. We regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

     The following table provides information about our financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations outstanding at March 31, 2002, including our pro rata share of joint venture debt totaling $89.8 million, the table presents principal cash flows and related weighted average interest rates for the debt outstanding during the periods. For interest rate swaps, the table presents notional amounts and weighted average interest rates for in-place swaps during the period. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on 30-day LIBOR as of March 31, 2002. The fair value of our fixed rate debt indicates the estimated principal amount of debt having similar debt service requirements, which could have been borrowed by us at March 31, 2002. The rate assumed in the fair value calculation of fixed rate debt is equal to 7.29%, which consists of the 7-year treasury of 5.29% at March 31, 2002 plus 200 basis points. The fair value of our variable to fixed interest rate swaps indicates the estimated amount that would have been paid by us had they been terminated at March 31, 2002.

                                     2002      2003       2004       2005      2006     Thereafter     Total    Fair Value
--------------------------------------------------------------------------------------------------------------------------
Liabilities
     Long-Term Debt:
        Fixed Rate                 $ 6,277   $ 11,685   $ 32,072   $42,276   $ 19,013    $619,003    $730,326    $736,015
           Average Interest Rate      7.45%      7.45%      7.43%     7.46%      7.46%       7.40%         --          --
        Variable Rate              $   750   $269,250   $ 70,625        --   $ 75,000          --    $415,625    $415,625
           Average Interest Rate      3.34%      3.37%      3.40%     3.30%      3.30%         --          --          --
Interest Rate Derivatives
     Interest Rate Swaps:
        Variable to Fixed          $50,000   $ 50,000   $110,000        --   $ 50,000          --          --    $ (8,054)
           Average Pay Rate           5.24%      6.17%      6.15%     5.99%      5.99%         --          --          --
           Average Receive Rate       1.88%      1.88%      1.88%     1.88%      1.88%         --          --          --

     The table incorporates only those exposures that exist as of March 31, 2002 and does not consider exposures or positions that could arise after that date. In addition, because firm commitments are not represented in the table above, the information presented therein has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, prevailing interest rates, and our hedging strategies at that time. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and our financing requirements.

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

3.2*           Amended and Restated Bylaws of the Registrant

3.3*           Amendment No. 1 to the Amended and Restated Bylaws of the Registrant.

3.4            Articles Supplementary, dated February 17, 1998, Classifying and
               Designating a Series of Preferred Shares of Beneficial Interest as
               Junior Participating Cumulative Convertible Redeemable Preferred
               Shares of Beneficial Interest, Series B, and Fixing Distribution and
               Other Preferences and Rights of Such Shares (filed as an Exhibit to our Registration Statement on Form 8-A, filed on February 17, 1998,
               File No. 000-23813 and incorporated by reference herein).

3.5            Articles Supplementary, dated June 25, 1998, Classifying and
               Designating a Series of Preferred Shares of Beneficial Interest as
               Series B Cumulative Redeemable Perpetual Preferred Shares of
               Beneficial Interest and Fixing Distribution and Other Preferences and
               Rights of Such Shares (included as Exhibit 3.5 to our Form 10-Q, filed on August 12, 1998, File No. 001-14516).

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

3.8            Articles Supplementary, dated January 4, 2002 (filed as Exhibit 3.7 to our Report on Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

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

EXHIBIT NO.    DESCRIPTION
-----------    -----------
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

10.8           Third Amendment, effective as of May 10, 2000, to the Trustees' Share
               Incentive Plan (filed as Exhibit 10.8 to our Report on Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.9           Form of Stock Option Agreement (filed as Exhibit 10.9 to our Report on
               Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.10          Amended and Restated Share Purchase Plan, dated as of July 1, 2000
               (filed as Exhibit 10.10 to our Report on Form 10-K, filed March 27,
               2002, File No. 001-14516, and incorporated by reference herein).

10.11          Key Employee Share Option Plan (filed as Exhibit 10.11 to our Report on Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.12          Prentiss Properties Employee Savings Plan (filed as Exhibit 10.12 to our Report on Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

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

10.15          Third Amended and Restated Agreement of Limited Partnership of
               Prentiss Properties Acquisition Partners, L.P., dated as of October 1,
               2001 (filed as Exhibit 10.15 to our Report on Form 10-K, filed March
               27, 2002, File No. 001-14516, and incorporated by reference herein).

EXHIBIT NO.    DESCRIPTION
-----------    -----------
10.16          First Amendment, dated as of December 18, 2001, to the Third Amended and Restated Agreement of Limited Partnership of Prentiss Properties
               Acquisition Partners, L.P., dated as of December 18, 2001 (filed as
               Exhibit 10.16 to our Report on Form 10-K, filed March 27, 2002, File
               No. 001-14516, and incorporated by reference herein).

10.17          Second Amendment, dated as of January 3, 2002, to the Third Amended and Restated Agreement of Limited Partnership of Prentiss Properties
               Acquisition Partners, L.P., dated as of October 1, 2001 (filed as
               Exhibit 10.17 to our Report on Form 10-K, filed March 27, 2002, File
               No. 001-14516, and incorporated by reference herein).

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

10.21          Credit Agreement, dated March 16, 2001, among Prentiss Properties
               Acquisition Partners, L.P., as Borrower, Commerzbank AG, New York
               Branch, as Administrative Agent, Sole Arranger and Sole Book Runner,
               Fleet National Bank, as Syndication Agent, LaSalle Bank National
               Association, as Documentation Agent and each of the Lenders named therein (filed as Exhibit 10.21 to our Report on Form 10-K, filed
               March 27, 2002, File No. 001-14516, and incorporated by reference herein). .

10.22          Credit Agreement, dated September 30, 1999, among Prentiss Properties
               Acquisition Partners, L.P., as Borrower, Bank One, NA, as
               Administrative Agent, Mellon Bank and Union Bank of California as
               co-documentation agents.

10.23          First Amendment, dated as of November 28, 2000, to the Credit
               Agreement, dated September 30, 1999, among Prentiss Properties
               Acquisition Partners, L.P., as Borrower, Bank One, N.A., as
               Administrative Agent, Mellon bank and Union Bank of California as co-documentation agents (filed as Exhibit 10.23 to our Report on Form
               10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein)..

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

EXHIBIT NO.    DESCRIPTION
-----------    -----------
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

10.30          Loan Agreement, dated as of June 30, 1999, by and between Prentiss
               Properties Acquisition Partners, L.P. and Robert K. Wiberg (filed as
               Exhibit 10.30 to our Report on Form 10-K, filed March 27, 2002, File
               No. 001-14516, and incorporated by reference herein).

10.31          Loan Agreement, dated as of June 30, 1999, by and between Prentiss
               Properties Acquisition Partners, L.P. and Lawrence Krueger (filed as
               Exhibit 10.31 to our Report on Form 10-K, filed March 27, 2002, File
               No. 001-14516, and incorporated by reference herein).

10.32          Loan Agreement, dated as of June 30, 1999, by and between Prentiss
               Properties Acquisition Partners, L.P. and Michael A. Ernst (filed as
               Exhibit 10.32 to our Report on Form 10-K, filed March 27, 2002, File
               No. 001-14516, and incorporated by reference herein).

10.33          Loan Agreement, dated as of June 30, 1999, by and between Prentiss
               Properties Acquisition Partners, L.P. and Christopher M. Hipps (filed as Exhibit 10.33 to our Report on Form 10-K, filed March 27, 2002,
               File No. 001-14516, and incorporated by reference herein).

10.34          Loan Agreement, dated as of June 30, 1999, by and between Prentiss
               Properties Acquisition Partners, L.P. and Daniel Cushing (filed as
               Exhibit 10.34 to our Report on Form 10-K, filed March 27, 2002, File
               No. 001-14516, and incorporated by reference herein).

10.35          Promissory Note, dated as of June 1, 1999, by and between Prentiss
               Properties Limited, Inc. and Christopher M. Hipps (filed as Exhibit
               10.35 to our Report on Form 10-K, filed March 27, 2002, File No.
               001-14516, and incorporated by reference herein).

10.36          Promissory Note, dated as of January 1, 2002, by and between Prentiss
               Properties Limited, Inc. and Daniel Cushing (filed as Exhibit 10.36 to our Report on Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.37          Promissory Note, dated as of June 28, 1999, by and between Christopher
               M. Hipps and Prentiss Properties Limited, Inc. (filed as Exhibit 10.37 to our Report on Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.38          Purchase Agreement, dated February 25, 2002, by and among Prentiss
               Properties Trust, Prentiss Properties Acquisition Partners, L.P.,
               Prentiss Properties I, Inc. and Salomon Smith Barney Inc. (filed as
               Exhibit 10.38 to our Report on Form 10-K, filed March 27, 2002, File
               No. 001-14516, and incorporated by reference herein).

10.39          Registration Rights Agreement, dated February 25, 2002, by and among
               Prentiss Properties Trust and Salomon Smith Barney Inc. (filed as
               Exhibit 10.39 to our Report on Form 10-K, filed March 27, 2002, File
               No. 001-14516, and incorporated by reference herein).

10.40          Third Amendment to the Third Amended and Restated Agreement of Limited
               Partnership of Prentiss Properties Acquisition Partners, L.P. (filed as Exhibit 10.40 to our Report on Form 10-K, filed March 27, 2002,
               File No. 001-14516, and incorporated by reference herein).

     ----------
     * Filed herewith.

(b)  Reports on Form 8-K

     We did not file any Reports on Form 8-K for or during the period January 1, 2002 through March 31, 2002.

                                    SIGNATURE
                                    ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          PRENTISS PROPERTIES TRUST


Date:    May 13, 2002     By: /s/ Thomas P. Simon
                             ---------------------------------------------------
                              Thomas P. Simon
                              Senior Vice President and Chief Accounting Officer (Principal Accounting Officer and Duly Authorized Officer of the Company)