Form 10-Q
period 2002-06-30
PRENTISS PROPERTIES TRUST/MD
filed 2002-08-14
CIK 1011699

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2002

Commission File Number 1-14516

PRENTISS PROPERTIES TRUST
(Exact Name of Registrant as Specified in its Charter)

Maryland	75-2661588
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3890 West Northwest Highway, Suite 400, Dallas, Texas 75220
(Address of Registrant’s Principal Executive Office)

(214) 654-0886
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.

Yes     X       No

The number of Common Shares of Beneficial Interest, $0.01 par value, outstanding as of August 12, 2002, was 38,952,532 and the number of outstanding Participating Cumulative Redeemable Preferred Shares of Beneficial Interest, Series D, was 3,773,585.

PRENTISS PROPERTIES TRUST

FORWARD LOOKING STATEMENT

This Form 10-Q and the documents incorporated by reference into this Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project,” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management as well as assumptions made by us and information currently available to us. These forward-looking statements are subject to certain risks, uncertainties and assumptions, including risks, uncertainties and assumptions related to the following:

• The geographic concentration of our properties;	• Limited ability of shareholders to effect a change of control;

• Our real estate acquisition, redevelopment, development and construction activities;	• Our failure to qualify as a REIT;

• Factors that could result in the poor operating performance of our properties including tenant defaults and increased costs such as insurance;	• Conflicts of interest;

• Competition in markets where we have properties;	• Changes in our investment, financing and borrowing policies without shareholder approval;

• Environmental and Americans with Disabilities Act compliance issues related to our properties;	• Our dependence on key personnel;

• Some of our properties may be subject to uninsured losses;	• Our third-party property management, leasing, development and construction business and related services;

• Our properties are illiquid assets;	• The effect of shares available for future sale on the price of common shares; and

• Our incurrence of debt and use of variable rate debt and derivative financial instruments;	• Changes in market conditions including market interest rates.

If one or more of these risks or uncertainties materialize, or if any underlying assumption proves incorrect, actual results may vary materially from those anticipated, expected or projected. Such forward-looking statements reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. A detailed discussion of risks is included, under the caption “Risk Factors,” in our Form 10-K, filed on March 27, 2002. You are cautioned not to place undue reliance on our forward-looking statements, which speak only as of the date of this Form 10-Q or the date of any document incorporated by reference into this Form 10-Q. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I
FINANCIAL INFORMATION

Item 1.     Financial Statements

(this page intentionally left blank)

PRENTISS PROPERTIES TRUST
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Operating real estate:
Land	$299,705	$296,105
Building and improvements	1,619,576	1,510,934
Less: accumulated depreciation	(167,653)	(146,349)

	1,751,628	1,660,690

Construction in progress	70,034	64,410
Land held for development	65,010	53,504
Deferred charges and other assets, net	146,352	144,329
Notes receivable	13,354	13,354
Accounts receivable, net	36,264	39,936
Cash and cash equivalents	6,654	5,845
Escrowed cash	9,383	13,674
Investments in securities	4,327	3,398
Investments in joint ventures and unconsolidated subsidiaries	21,357	31,453

Total assets	$2,124,363	$2,030,593

LIABILITIES AND SHAREHOLDERS’ EQUITY

Mortgages and notes payable	$1,014,720	$907,734
Interest rate hedges	12,069	10,490
Accounts payable and other liabilities	69,535	76,022
Other payables (affiliates)	4,636	4,384
Distributions payable	26,990	25,977

Total liabilities	1,127,950	1,024,607

Minority interest in operating partnership	134,304	184,597

Minority interest in real estate partnerships	3,068	1,589

Commitments and contingencies
Preferred shares $ .01 par value, 20,000,000 shares authorized, 3,773,585 shares issued and outstanding	100,000	100,000
Common shares $ .01 par value, 100,000,000 shares authorized, 43,933,990 and 42,106,896 (includes 4,884,401 and 5,091,009 in treasury) shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	439	421
Additional paid-in capital	882,170	833,314
Common shares in treasury at cost, 4,884,401 and 5,091,009 shares at June 30, 2002 and December 31, 2001, respectively	(116,004)	(118,228)
Unearned compensation	(2,482)	(2,556)
Accumulated other comprehensive income	(10,851)	(9,655)
Retained earnings	5,769	16,504

Total shareholders’ equity	859,041	819,800

Total liabilities and shareholders’ equity	$2,124,363	$2,030,593

The accompanying notes are an integral part of these consolidated financial statements.

PRENTISS PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues:
Rental income	$91,106	$84,160	$176,308	$171,470
Management and other fees, net	1,050	1,427	2,543	2,515

Total revenues	92,156	85,587	178,851	173,985

Expenses:
Property operating and maintenance	22,630	18,636	42,936	38,952
Real estate taxes	11,457	10,085	21,933	20,482
General and administrative and personnel costs	2,489	2,577	5,242	5,365
Interest expense	16,780	16,205	32,916	33,980
Amortization of deferred financing costs	412	390	814	803
Depreciation and amortization	19,006	15,597	35,651	31,943

Total expenses	72,774	63,490	139,492	131,525

Equity in income of joint venture and unconsolidated subsidiaries	752	648	1,884	1,992
Merger termination fee	—	10,000	—	17,000

Income before gain or loss, minority interests and extraordinary items	20,134	32,745	41,243	61,452
Gain on sale of properties	—	8,710	—	14,163
Minority interests	(2,793)	(4,983)	(5,682)	(9,453)

Income before extraordinary items	17,341	36,472	35,561	66,162

Extraordinary items	—	—	—	(367)

Net income	$17,341	$36,472	$35,561	$65,795
Preferred dividends	(2,113)	(2,019)	(4,132)	(3,849)

Net income applicable to common shareholders	$15,228	$34,453	$31,429	$61,946

Net income per common share before extraordinary items-basic	$0.40	$0.94	$0.83	$1.71
Extraordinary items	—	—	—	(0.01)

Net income per common share-basic	$0.40	$0.94	$0.83	$1.70

Weighted average number of common shares outstanding-basic	38,551	36,465	37,942	36,535

Net income per common share before extraordinary items diluted	$0.39	$0.90	$0.82	$1.63
Extraordinary items	—	—	—	(0.01)

Net income per common share-diluted	$0.39	$0.90	$0.82	$1.62

Weighted average number of common shares and common share equivalents outstanding-diluted	38,867	40,582	38,280	40,641

The accompanying notes are an integral part of these consolidated financial statements.

PRENTISS PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net income	$17,341	$36,472	$35,561	$65,795

Unrealized gains on securities:
Unrealized gains arising during the period	20	297	259	187
Unrealized gains (losses) on interest rate hedges:
Cumulative transition adjustment	—	—	—	(2,513)
Unrealized gains (losses) arising during the period	(4,183)	1,110	(1,747)	(2,763)
Reclassification adjustment for (gains) losses included in earnings	146	143	292	143

Other comprehensive income	(4,017)	1,550	(1,196)	(4,946)

Comprehensive income	$13,324	$38,022	$34,365	$60,849

The accompanying notes are an integral part of these consolidated financial statements.

PRENTISS PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)
	Six Months Ended June 30,
	2002	2001
Cash Flows from Operating Activities:
Net income	$35,561	$65,795
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interests	5,682	9,453
Extraordinary items	—	367
Gain on sales	—	(14,163)
Provision for doubtful accounts	2,700	(267)
Depreciation and amortization	35,651	31,943
Amortization of deferred financing costs	814	803
Earnings in excess of distributions from joint ventures and
unconsolidated subsidiaries	(309)	—
Non-cash compensation	692	832
Reclassification of accumulated other comprehensive income	292	143
Gain on derivative financial instruments	(168)	(66)
Changes in assets and liabilities:
Deferred charges and other assets	(3,781)	1,977
Accounts receivable	2,194	(6,382)
Escrowed cash	4,291	(14,157)
Other payables/receivables (affiliates)	252	(779)
Accounts payable and other liabilities	(10,649)	(25,952)

Net cash provided by operating activities	73,222	49,547

Cash Flows from Investing Activities:
Purchase and development of real estate	(70,224)	(151,643)
Investment in real estate	(13,275)	(22,162)
Purchase of mortgage loan	(47,000)	—
Distributions in excess of earnings of joint ventures and unconsolidated subsidiaries	—	1,757
Investment in joint ventures and unconsolidated subsidiaries	—	(1,438)
Investment in securities	(670)	(2,029)
Proceeds from the sale of real estate	—	197,122

Net cash (used in) provided by investing activities	(131,169)	21,607

Cash Flows from Financing Activities:
Net proceeds from sale of common shares	52,193	2,879
Purchase of treasury shares	—	(5,833)
Redemption of preferred units	(50,535)	—
Capital contribution from limited partners	1,398	—
Distributions paid to limited partners	(1,628)	(1,626)
Distributions paid to common shareholders	(40,001)	(35,515)
Distributions paid to preferred shareholders	(4,132)	(3,661)
Distributions paid to preferred unitholders	(5,525)	(6,305)
Payment for early extinguishment of debt	—	(50)
Proceeds from mortgages and notes payable	367,100	266,625
Repayments of mortgages and notes payable	(260,114)	(286,958)

Net cash provided by (used in) financing activities	58,756	(70,444)

Net change in cash and cash equivalents	809	710
Cash and cash equivalents, beginning of period	5,845	5,452

Cash and cash equivalents, end of period	$6,654	$6,162

Supplemental Cash Flow Information:
Cash paid for interest	$34,532	$36,426

The accompanying notes are an integral part of these consolidated financial statements.

1.    The Organization

We are a self-administered and self-managed Maryland REIT that acquires, owns, manages, leases, develops and builds primarily office properties throughout the United States. We are self-administered in that we provide our own administrative services, such as accounting, tax and legal, through our own employees. We are self-managed in that we provide all the management and maintenance services that our properties require through our own employees, such as, property managers, leasing professionals and engineers. We operate principally through our operating partnership, Prentiss Properties Acquisition Partners, L.P., and its subsidiaries, and a management company, Prentiss Properties Resources, Inc. and its subsidiaries. Our regional management offices are located in San Diego, Oakland, Dallas, Chicago and Washington, D.C. As of June 30, 2002, we owned interests in a diversified portfolio of 146 primarily suburban Class A office and suburban industrial properties as follows:

	Number of Buildings	Net Rentable Square Feet
	(in thousands)
Office properties	108	15,263
Industrial properties	38	3,169

Total	146	18,432

Our properties include 3 office properties containing 445,000 net rentable square feet that were in various stages of development at June 30, 2002. As of June 30, 2002, our properties, exclusive of the development properties, were 93% leased to approximately 1,100 tenants. In addition to managing properties that we own, we manage approximately 15.5 million net rentable square feet in office, industrial and other properties for third parties.

We have determined that our reportable segments are those that are based on our method of internal reporting, which disaggregates our business by geographic region. In April 2001, we completed an asset exchange with Brandywine Realty Trust, which included the sale of all of the properties comprising our Northeast Region, and as a result, at June 30, 2002, we no longer had operations in the Northeast Region. In addition, during December 2001, we divided our West Region into separate Northern and Southern California Regions. As of June 30, 2002, our reportable segments include our five regions (1) Mid-Atlantic; (2) Midwest; (3) Southwest; (4) Northern California; and (5) Southern California.

Our properties are located in 12 markets, which are included in our reportable segments as follows:

Reportable Segment	Market
Mid-Atlantic	Metropolitan Washington DC, Atlanta
Midwest	Chicago, Suburban Detroit
Southwest	Dallas/Fort Worth, Austin, Denver, Houston
Northern California	Oakland, Sacramento
Southern California	San Diego, Los Angeles

Transactions

During the three months ended June 30, 2002, we renewed our $300 million revolving credit facility, including an extension of the maturity date from May 23, 2003 to May 23, 2005. The structure of the new facility is substantially the same as the previous facility, including an initial interest rate of LIBOR plus 137.5 basis points. The interest rate on the facility will fluctuate based on our overall leverage with a range between LIBOR plus 125 basis points and LIBOR plus 175 basis points. The facility was substantially oversubscribed with initial commitments of $363 million. Banking participants in the revolving credit facility include Bank One as Administrative Agent; Bank of America as Syndication Agent; Commerzbank, Dresdner Bank and Societe Generale as Documentation Agents; PNC Bank and SunTrust as Managing Agents; and Comerica Bank, KeyBank, Mellon Bank, SouthTrust Bank and Union Bank of California as Lenders.

During the quarter, we completed a $72.1 million, non-recourse mortgage financing collateralized by our Burnett Plaza property in Fort Worth, Texas. The loan has a 3-year term with two, 1-year extension options and a floating rate over LIBOR of 215 basis points. The proceeds from the loan were used to repay borrowings outstanding under our revolving credit facility. In conjunction with the Burnett Plaza loan, we entered into two interest rate swaps totaling $40 million, which convert floating rate 30-day LIBOR to fixed rates. Both swap transactions commenced in June 2002 and mature July 2005 and fix LIBOR at a rate of 4.345 percent.

Through our dividend reinvestment plan, during the three months ended June 30, 2002, we issued 761,387 common shares of beneficial interest resulting in net proceeds of $22.9 million, or $30.11 per share. The proceeds were used to repay a portion of the borrowings outstanding under our revolving credit facility.

2.    Basis of Presentation

The accompanying financial statements are unaudited; however, our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results to be obtained for the full fiscal year. These financial statements should be read in conjunction with our audited financial statements, and notes thereto, included in our annual report on Form 10-K for the fiscal year ended December 31, 2001.

3.    Accounts receivable, Net

Accounts receivable consisted of the following at June 30, 2002 and December 31, 2001:

	June 30, 2002	December 31, 2001
	(in thousands)
Rents and services	$7,650	$10,218
Accruable rental income	32,809	26,940
Other	1,592	5,864

	42,051	43,022
Less: allowance for doubtful accounts	(5,787)	(3,086)

	$36,264	$39,936

4.    Mortgages and Notes Payable

At June 30, 2002, we had mortgages and notes payable of $1.01 billion, excluding our proportionate share of debt from our investments in joint ventures. See note (7)—Investment in Joint Ventures and Unconsolidated Subsidiaries for further information on our equity investments.

The following table sets forth our mortgages and notes payable as of June 30, 2002 and December 31, 2001:

Description	June 30, 2002	December 31, 2001	Amortization	Interest Rate	Maturity
	(in thousands)
Collateralized term loan	$71,938	$72,313	25 yr	LIBOR + 1.625%	September 30, 2004
Revolving credit facility	156,500	118,500	None	LIBOR + 1.375%	May 23, 2005
Unsecured term loan	75,000	75,000	None	LIBOR + 1.375%	March 16, 2006
PPREFI portfolio loan	180,100	180,100	None	7.58%	February 26, 2007
Mortgage notes payable	531,182	461,821	(1)	(2)	(2)

	$1,014,720	$907,734

(1)
Excluding the recently completed $72.1 million financing of our Burnett Plaza property, which requires interest only payments until maturity, our mortgage notes have debt service requirements based on amortization terms ranging from 25 to 30 years.

(2)
Excluding the Burnett Plaza financing which, has an interest rate equal to LIBOR plus 215 basis points, the interest rates range from 6.63% to 8.63% with a weighted average interest rate of 7.39% at June 30, 2002. Maturity dates range from December 2003 through June 2013 with a weighted average maturity of 6.9 years from June 30, 2002.

Our mortgages and notes payable at June 30, 2002 consisted of $639.2 million of fixed rate, non-recourse, long-term mortgages and $375.5 million of floating rate debt, $250.0 million of which was hedged at June 30, 2002 with variable to fixed rate hedges. See note (5) – Interest Rate Hedges for further information on our variable to fixed rate hedges.

Future scheduled principal repayments of our outstanding mortgages and notes payable are as follows:

(in thousands)
2002	$3,059
2003	9,179
2004	99,379
2005	267,120
2006	89,978
Thereafter	546,005

$1,014,720

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

On the date we enter into a derivative contract, we designate the derivative as a hedge of (1) a forecasted transaction or (2) the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (cash flow hedge). Currently, we have only entered into derivative contracts designated as cash flow hedges. These agreements involve the exchange of amounts based on a variable interest rate for amounts based on fixed interest rates over the life of the agreement based upon a notional amount. The difference to be paid or received as the interest rates change is recognized as an adjustment to interest expense. The related amount payable to or receivable from counterparties is included in accounts payable and other liabilities. Changes in the fair value of a derivative, to the extent it is effective and is designated and qualifies as a cash flow hedge, are recorded in other comprehensive income, until earnings are affected by the variability of cash flows of the hedged transaction (e.g. until periodic settlements of a variable-rate asset or liability are recorded in earnings). Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current-period earnings. Changes in the fair value of non-hedging instruments are reported in current-period earnings.

We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges to (1) specific assets and liabilities on the balance sheet or (2) specific firm commitments or forecasted transactions. We also formally assess (both at the hedge’s inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not (or has ceased to be) highly effective as a hedge, we discontinue hedge accounting prospectively, as discussed below.

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

Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified to earnings. This reclassification is consistent with when the hedged items are recognized in earnings. Within the next twelve months, we expect to reclassify to earnings approximately $4.7 million of the current balance held in accumulated other comprehensive income.

The following table summarizes the notional amounts and fair values of our derivative financial instruments as of June 30, 2002. The notional amount provides an indication of the extent of our involvement in these instruments as of the balance sheet date, but does not represent exposure to credit, interest rate or market risks.

Notional Amount	Swap Rate (Fixed)	Effective Fixed Rate	Swap Rate Received (Variable) at June 30, 2002	Swap Maturity	Fair Value
					(in thousands)
$ 50 million	2.275%	3.653%	1.83875%	January 2003	$(124)
$ 50 million	6.253%	7.628%	1.83875%	September 2004	(3,435)
$ 60 million	6.248%	7.623%	1.83875%	September 2004	(4,115)
$ 15 million	4.345%	6.495%	1.83875%	July 2005	(292)
$ 25 million	4.345%	6.495%	1.83875%	July 2005	(486)
$ 20 million	5.985%	7.610%	1.83875%	March 2006	(1,445)
$ 30 million	5.990%	7.615%	1.83875%	March 2006	(2,172)

Total					$(12,069)

Cash payments made under the interest rate swap agreements exceeded cash receipts from the interest rate swap agreements by $2.0 million and $486,000 for the three months ended June 30, 2002 and 2001, respectively.

6.    Distribution

On June 12, 2002, we declared a cash distribution for the second quarter of 2002 in the amount of $0.56 per share, payable on July 12, 2002, to common shareholders of record on June 28, 2002. Additionally, we determined that a distribution of $0.56 per common unit would be made to the partners of the operating partnership and the holders of our Series D Convertible Preferred Shares. The distributions totaled $24.8 million and were paid July 12, 2002. In addition, quarterly distributions totaling $2.2 million in the aggregate were declared in June 2002, payable to the holders of our Series B Perpetual Preferred Units and our Series E Preferred Units. The distributions, which equate to an annualized 8.3% of the face amount of the Series B Perpetual Preferred Units and an annualized 7.5% of the face amount of the Series E Preferred Units, were paid on July 3, 2002 and July 15, 2002, respectively.

7.    Investment in Joint Ventures and Unconsolidated Subsidiaries

The following information summarizes the financial position at June 30, 2002 and December 31, 2001 and the results of operations for the three and six month periods ended June 30, 2002 and 2001 for the investments in which we held a non-controlling interest during the periods presented:

Summary of Financial Position:	Total Assets		Total Debt (8)		Total Equity		Company’s Investment
(in thousands)	June 30, 2002	Dec. 31, 2001	June 30, 2002	Dec. 31, 2001	June 30, 2002	Dec. 31, 2001	June 30, 2002	Dec. 31, 2001
Broadmoor Austin Associates(1)	$111,569	$114,101	$147,597	$150,423	$(36,674)	$(37,009)	$3,922	$3,882
Burnett Plaza Associates(2)	—	102,484	—	47,000	—	51,526	—	10,347
PPS Partners LLC(3)	—	126	—	—	—	92	—	79
Prentiss Properties Resources, Inc.(4)	10,685	11,710	—	—	6,402	5,799	6,240	5,649
Tysons International Partners(5)	95,474	99,059	60,966	61,290	32,862	36,158	10,088	10,389
Other Investments(6)	—	—	—	—	—	—	1,107	1,107

Total							$21,357	$31,453

For the Three Months Ended June 30, 2002 and 2001

Summary of Operations:	Total Revenue		Net Income		Company’s Share of Net Income/(Loss)
(in thousands)	2002	2001	2002	2001	2002	2001
Broadmoor Austin Associates(1)	$4,972	$4,954	$956	$954	$479	$477
Burnett Plaza Associates(2)	—	5,687	—	1,558	—	312
Lot 21 Associates L.P.(7)	—	—	—	(7)	—	(4)
PPS Partners LLC(3)	9	192	(8)	120	(6)	90
Prentiss Properties Resources, Inc.(4)	3,591	3,856	227	(288)	222	(282)
Project 127 Partners, L.P.(7)	—	—	—	(5)	—	(3)
Tysons International Partners(5)	3,300	3,476	229	235	57	58

Total					$752	$648

For the Six Months Ended June 30, 2002 and 2001
Summary of Operations:	Total Revenue		Net Income		Company’s Share of Net Income/(Loss)
(in thousands)	2002	2001	2002	2001	2002	2001
Broadmoor Austin Associates(1)	$9,944	$9,914	$2,024	$1,978	$1,013	$989
Burnett Plaza Associates(2)	4,302	10,514	960	2,541	192	508
Lot 21 Associates L.P.(7)	—	130	—	—	—	1
PPS Partners LLC(3)	44	357	(13)	222	(10)	167
Prentiss Properties Limited, Inc.(4)	—	4,939	—	558	—	558
Prentiss Properties Resources, Inc.(4)	7,436	3,856	603	(288)	591	(282)
Project 127 Partners, L.P.(7)	—	76	—	(11)	—	(7)
Tysons International Partners(5)	6,552	3,476	393	235	98	58

Total					$1,884	$1,992

(1)	We own a 50% non-controlling interest in Broadmoor Austin Associates, an entity, which owns a seven-building, 1.1 million net rentable square foot office complex in Austin.
(2)
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

(3)
PPS Partners LLC is a joint venture between Prentiss Properties Acquisition Partners, L.P. and a third-party property owner. The third-party property owner contributed property management contracts to PPS Partners LLC. Prentiss Properties Acquisition Partners, L.P. through a sub-management contract managed the properties and participated in the net income of the joint venture. Effective October 2001, Prentiss Properties Acquisition Partners, L.P. resigned the management duties of the properties.

(4)
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

(5)
In April 2001, we acquired from Brandywine Realty Trust a 25% non-controlling interest in Tysons International Partners, an entity, which owns two office properties containing 452,000 net rentable square feet in the Northern Virginia area.

(6)	Represents a 1% investment in certain real estate entities that we account for using the cost method of accounting.
(7)
Prior to April 10, 2001, we owned a 60% non-controlling interest in two entities, each owning a separate office development project in the suburban Philadelphia area. The office projects were sold to Brandywine Realty Trust on April 10, 2001.

(8)	The mortgage debt, all of which is non-recourse, is collateralized by the individual real estate property or properties within each venture.

8.    Supplemental Disclosure of Non-Cash Activities

During the three months ended June 30, 2002, we declared cash distributions totaling $24.8 million payable to holders of common shares, operating partnership units and Series D Convertible Preferred Shares. The distributions were paid July 12, 2002. In addition, distributions totaling $2.0 million and $187,500 were declared in June 2002, payable to holders of our Series B Perpetual Preferred Units and Series E Preferred Units, respectively. The distributions were paid on July 3, 2002 and July 15, 2002 to our holders of our Series B Perpetual Preferred Units and our Series E Preferred Units, respectively.

Pursuant to our long-term incentive plan, during the six months ended June 30, 2002, we issued 30,600 restricted shares of stock to various key employees. The shares, which had a market value of approximately $860,000 based upon the per share price on the date of grant, were classified as unearned compensation and recorded in the shareholders’ equity section of the consolidated balance sheet. The unearned compensation is amortized quarterly as compensation expense over the three-year vesting period.

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

During the six months ended June 30, 2002, we marked-to-market our investments in securities and our interest rate hedges. During the period, we recognized unrealized gains of $259,000 and unrealized losses of $1.5 million on our investments in securities and interest rate hedges, respectively.

During the six months ended June 30, 2002, common shares in treasury decreased by $2.2 million, representing a decrease of $14.2 million related to the consummation of the private placement of 613,750 common shares with Salomon Smith Barney Inc., partially offset by in increase of $12.0 million related to non-cash activities including (1) $11.7 million attributable to 394,365 common shares surrendered as payment of the exercise price and statutory tax withholdings for certain share options exercised during the period and (2) $304,000, representing 12,777 restricted share grants forfeited as a result of an employee termination during the period.

9.    Segment Information

The tables below present information about segment assets and income/(loss) before extraordinary items used by our chief operating decision maker as of and for the three and six month periods ended June 30, 2002 and 2001:

For the Three Months Ended June 30, 2002 (in thousands)
	Mid- Atlantic	Midwest	Northeast	Southwest	Northern California	Southern California	Total Segments	Corporate Not Allocable To Segments	Consolidated Total
Revenues	$24,085	$15,806	$—	$32,040	$11,064	$8,517	$91,512	$644	$92,156

Net income	$12,282	$6,678	$—	$12,196	$4,528	$4,000	$39,684	$(22,343)	$17,341

Assets	$588,683	$384,065	$—	$645,360	$267,264	$205,632	$2,091,004	$33,359	$2,124,363

For the Three Months Ended June 30, 2001 (in thousands)
	Mid- Atlantic	Midwest	Northeast	Southwest	Northern California	Southern California	Total Segments	Corporate Not Allocable To Segments	Consolidated Total
Revenues	$24,106	$18,055	$1,035	$22,811	$11,089	$8,016	$85,112	$475	$85,587

Net income	$13,165	$8,539	$2,461	$10,257	$5,921	$10,902	$51,245	$(14,773)	$36,472

Assets	$578,266	$387,029	$—	$537,100	$268,725	$213,198	$1,984,318	$29,958	$2,014,276

For the Six Months Ended June 30, 2002 (in thousands)
	Mid-Atlantic	Midwest	Northeast	Southwest	Northern California	Southern California	Total Segments	Corporate Not Allocable To Segments	Consolidated Total
Revenues	$47,980	$31,103	$—	$59,100	$22,396	$16,720	$177,299	$1,552	$178,851

Net income	$24,157	$13,390	$—	$23,497	$9,651	$7,423	$78,118	$(42,557)	$35,561

For the Six Months Ended June 30, 2001 (in thousands)
	Mid- Atlantic	Midwest	Northeast	Southwest	Northern California	Southern California	Total Segments	Corporate Not Allocable To Segments	Consolidated Total
Revenues	$44,804	$35,969	$8,422	$46,189	$21,730	$16,191	$173,305	$680	$173,985

Income/(loss) before Extraordinary items(1)	$18,319	$27,754	$5,766	$20,613	$11,052	$14,468	$97,972	$(31,810)	$66,162

(1)
During the six months ended June 30, 2001, we recorded an extraordinary expense of $376,000, resulting from our early repayment of outstanding borrowings under the $100.0 million unsecured term loan with Dresdner Bank.

10.    Earnings per Share

We calculate earnings per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” which requires a dual presentation of basic and diluted earnings per share on the face of the income statement. Additionally, the statement requires a reconciliation of the numerator and denominator used in computing basic and diluted earnings per share. The table below presents a reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share for the three and six months ended June 30, 2002 and 2001:

	Three Months Ended June 30,		Six Months EndedJune 30,
	2002	2001	2002	2001
	(in thousands, except per share data)
Reconciliation of the numerator used for basic earnings per share
Net income	$17,341	$36,472	$35,561	$65,795
Preferred dividends	(2,113)	(2,019)	(4,132)	(3,849)

Net income available to common shareholders	$15,228	$34,453	$31,429	$61,946

Reconciliation of the denominator used for basic earnings per share
Weighted average common shares outstanding	38,551	36,465	37,942	36,535

Basic earnings per share	$0.40	$0.94	$0.83	$1.70

Reconciliation of the numerator used for dilutive earnings per share
Net income	$17,341	$36,472	$35,561	$65,795
Preferred dividends	(2,113)		(4,132)

	$15,228	$36,472	$31,429	$65,795

Reconciliation of the denominator used for dilutive earnings per share
Weighted average common shares outstanding	38,551	36,465	37,942	36,535
Preferred shares (1)		3,774		3,774
Options	316	343	338	332

Weighted average common shares and common share equivalents	38,867	40,582	38,280	40,641

Diluted earnings per share	$0.39	$0.90	$0.82	$1.62

(1)
Preferred shares for the three and six months ended June 30, 2002 are excluded from the denominator in calculating dilutive earnings per share as such shares were anti-dilutive for the period; therefore, the numerator used in the calculation of dilutive earnings per share is income available to common shareholders for the three and six months ended June 30, 2002 as compared to the three and six months ended June 30, 2001, for which the numerator is net income.

11.    Recently Issued Accounting Standards

On June 28, the Financial Accounting Standards Board voted in favor of issuing Statement of Financial Accounting Standards No. 146, “Accounting for Exit or Disposal Activities.” The statement addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the EITF has set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of the statement also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. The statement will be effective for exit or disposal activities initiated after December 31, 2002. We have not yet determined the impact of the statement on our results of operations and financial position.

12.    Subsequent Events

Subsequent to quarter end, we repurchased 100,000 common shares in the open market for an aggregate purchase price of $2.5 million, or $24.72 per share, including commissions.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Overview

We are a real estate company organized as a Maryland REIT. We acquire, own, manage, lease, develop and build primarily office properties throughout the United States. We operate principally through our operating partnership, Prentiss Properties Acquisition Partners, L.P. and its subsidiaries, and a management company, Prentiss Properties Resources, Inc. and its subsidiaries. As of June 30, 2002, we owned interests in a diversified portfolio of 108 office and 38 industrial properties containing in the aggregate 18.4 million net rentable square feet.

The majority of our income is derived from rental income from our portfolio of properties. In comparing the results of operations for the current period to the prior period, we feel that it is important to analyze our total property portfolio as well as our same-store property portfolio, i.e., those properties owned during the entirety of the periods being compared. Because changes in the composition of our total property portfolio resulting from acquisition, disposition and development activity, may have a significant impact on our results of operations, we believe the analysis of our same-store property portfolio provides information necessary to understand the impact that the underlying performance or performance trends of our properties has on our results of operations. Our discussion and analysis of our same-store property portfolio focuses on our reportable segments, our regions, as we believe that the segment analysis provides information pertinent to individual regions that may or may not be material to our company as a whole. During 2001, we had two significant changes to our reportable segments including (1) the disposition of all of the properties comprising our Northeast Region and (2) the division of our West Region into separate Northern and Southern California Regions. For comparative purposes, the results of operations, for the prior period, attributable to our West Region have been reclassified to separate Northern and Southern California Regions.

Transactions

During the three months ended June 30, 2002, we renewed our $300 million revolving credit facility, including an extension of the maturity date from May 23, 2003 to May 23, 2005. The structure of the new facility is substantially the same as the previous facility, including an initial interest rate of LIBOR plus 137.5 basis points. The interest rate on the facility will fluctuate based on our overall leverage with a range between LIBOR plus 125 basis points and LIBOR plus 175 basis points. The facility was substantially oversubscribed with initial commitments of $363 million. Banking participants in the revolving credit facility include Bank One as Administrative Agent; Bank of America as Syndication Agent; Commerzbank, Dresdner Bank and Societe Generale as Documentation Agents; PNC Bank and SunTrust as Managing Agents; and Comerica Bank, KeyBank, Mellon Bank, SouthTrust Bank and Union Bank of California as Lenders.

During the quarter, we completed a $72.1 million, non-recourse mortgage financing collateralized by our Burnett Plaza property in Fort Worth, Texas. The loan has a 3-year term with two, 1-year extension options and a floating rate over LIBOR of 215 basis points. The proceeds from the loan were used to repay borrowings outstanding under our revolving credit facility. In conjunction with the Burnett Plaza loan, we entered into two interest rate swaps totaling $40 million, which convert floating rate 30-day LIBOR to fixed rates. Both swap transactions commenced in June 2002 and mature July 2005 and fix LIBOR at a rate of 4.345 percent.

Through our dividend reinvestment plan, during the three months ended June 30, 2002, we issued 761,387 common shares of beneficial interest resulting in net proceeds of $22.9 million, or $30.11 per share. The proceeds were used to repay a portion of the borrowings outstanding under our revolving credit facility.

Critical Accounting Policies and Application Thereof

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

Impairment of long-lived assets and long-lived assets to be disposed of

Real estate and leasehold improvements are classified as long-lived assets held for sale or long-lived assets to be held and used. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we record assets held for sale at the lower of the carrying amount or fair value less cost to sell. With respect to assets classified as held and used, we periodically review these assets to determine whether our carrying amount will be recovered. All of our long-lived assets are currently classified as held and used. Our operating real estate, which comprises the majority of our long-lived assets, had a carrying amount of $1.8 billion at June 30, 2002. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. We recognize an impairment loss to the extent the carrying amount is not recoverable. The impairment loss is the amount by which the carrying amount exceeds the fair value. Our determination of expected cash flows generated from our properties requires us to make assumptions related to the future average occupancy of our properties, future rental rates, tenant concessions, operating expenditures, property taxes, capital improvements, the ability of our tenants to perform pursuant to their lease obligations and the eventual disposition proceeds generated from the sale of our properties. If one or more of our assumptions proves incorrect or if our assumptions change, we may need to recognize an impairment loss on our properties in the future. In addition, if by necessity, we are forced to sell one or more of our properties in a weak economic environment, the proceeds generated from the sale may not be adequate to recover our carrying amount and thus, result in the recognition of a loss on sale. The recognition of a loss on sale would negatively impact our current earnings. Impairment recognition would negatively impact the recorded value of our assets and reduce current period earnings.

Allowance for doubtful accounts

Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Our receivable balance is comprised primarily of accrued rental rate increases to be received over the life of in-place leases as well as rents and operating cost recoveries due from tenants. We regularly evaluate the adequacy of our allowance for doubtful accounts considering such factors as credit quality of our tenants, delinquency of payment, historical trends and current economic conditions. At June 30, 2002, we had total receivables of $42.1 million and an allowance for doubtful accounts of $5.8 million, resulting in a net receivable balance of $36.3 million. Of the $42.1 million in total receivables, $32.8 million represents accrued rental rate increases to be received over the life of in-place leases. It is our policy to reserve all outstanding receivables that are 90-days past due along with 4% of the remaining receivable balance. In addition, we increase our allowance for doubtful accounts for accrued rental rate increases, if we determine such future rent may become uncollectible. Actual results may differ from these estimates under different assumptions or conditions. If our assumptions, regarding the collectibility of accounts receivable, prove incorrect, we could experience write-offs in excess of our allowance for doubtful accounts.

Depreciable lives applied to real estate assets and improvements to real estate assets

Depreciation on buildings and improvements is provided under the straight-line method over an estimated useful life of 30 to 40 years for office buildings and 25 to 30 years for industrial buildings. Significant betterments made to our real estate assets are capitalized and depreciated over the estimated useful life of the betterment. If our estimate of useful lives proves to be materially incorrect, the depreciation and amortization expense that we currently recognize would also prove to be materially incorrect. A change in our estimate of useful lives would therefore, result in either an increase or decrease in depreciation and amortization expense and thus, an increase or decrease in earnings.

Fair value of derivative instruments

In the normal course of business, we are exposed to the effect of interest rate changes. We limit our exposure by following established risk management policies and procedures including the use of derivatives. For interest rate exposures, derivatives are used primarily to hedge against rate movements on our related debt. We are required to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Changes in fair value will affect either shareholders’ equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes.

To determine the fair value of derivative instruments, we use a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. For the majority of financial instruments including most derivatives, standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost, and termination cost are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized. Future cash inflows or outflows from our derivative instruments depend upon future borrowing rates. If our assumptions about future borrowing rates prove to be materially incorrect, the recorded value of these agreements could also prove to be materially incorrect. Because we use the derivative instruments to hedge our exposure to variable interest rates, thus effectively fixing a portion of our variable interest rates, the impact of changes in future borrowing rates could result in our interest expense being either higher or lower than might otherwise have been incurred on our variable rate borrowings had the rates not been fixed. A reduction in interest rates could result in a competitive advantage for companies in a position to take advantage of this lower cost of capital.

Results of Operations

Comparison of the Three Months Ended June 30, 2002 to the Three Months Ended June 30, 2001

In our comparison of operating results for the three months ended June 30, 2002 to the three months ended June 30, 2001, we compare the results of operations of our total portfolio and our same-store property portfolio.

The table below presents the actual statement of operations for our total portfolio and selected operating information for the 129 properties acquired or placed in service on or prior to April 1, 2001 that remained in our portfolio through June 30, 2002, which comprise our same-store property portfolio. The selected operating information provided for the same-store property portfolio, includes the revenues generated and direct expenses incurred by the properties but excludes indirect expenses such as general and administrative and personnel, interest expense and amortization of deferred financing costs.

	Three Months Ended June 30,
	2002	2001
	(in thousands)
Total Portfolio
Revenues:
Rental income	$91,106	$84,160
Management and other fees, net	1,050	1,427

Total revenues	92,156	85,587

Expenses:
Property operating and maintenance	22,630	18,636
Real estate taxes	11,457	10,085
General and administrative and personnel cost	2,489	2,577
Interest expense	16,780	16,205
Amortization of deferred financing costs	412	390
Depreciation and amortization	19,006	15,597

Total expenses	72,774	63,490

Equity in income of joint ventures and unconsolidated subsidiaries	752	648
Merger termination fee	—	10,000

Income before gain or loss, minority interests and extraordinary items	20,134	32,745

Gain on sale of properties	—	8,710
Minority interests	(2,793)	(4,983)

Net income	$17,341	$36,472

	Three Months Ended June 30,
	2002	2001
	(in thousands)
Same-Store Property Portfolio (1)
Property revenues:
Rental income	$79,248	$76,957
Management and other fees, net	85	23

Property revenues	79,333	76,980

Property expenses:
Property operating and maintenance	17,977	17,388
Real estate taxes	9,046	8,770
Depreciation and amortization	16,017	14,671

Property expenses	43,040	40,829

Property revenues less property expenses	$36,293	$36,151

(1)
The 129 properties included in our same-store property portfolio excludes 123 North Wacker Drive, a 537,000 net rentable square foot office property in downtown Chicago. Subsequent to the planned termination and move-out of the tenant in September 2001, the majority of the building was temporarily taken out of service in an effort to convert the building from a single tenant building to a multi-tenant building. At June 30, 2002, the building was approximately 61% leased.

Rental Revenue.    Rental revenues increased by $6.9 million, or 8.3%, from $84.2 million to $91.1 million primarily as a result of properties acquired or development properties becoming operational subsequent to April 1, 2001, offset by properties sold subsequent to April 1, 2001 and a decline in our total portfolio occupancy from 96% at June 30, 2001 to 93% at June 30, 2002. The March 2002 acquisition of Burnett Plaza accounts for a $5.6 million increase in rental revenues for the period. Rental revenues for our same-store property portfolio increased by $2.3 million, or 3.0%, from $77.0 million to $79.2 million. The increase in our same-store property portfolio relates to an increase in fee income recorded from lease terminations, increased operating cost recoveries in our Northern California Region, an increase in occupancy in our Southern California Region, offset by declines in occupancy in our Mid-Atlantic, Midwest and Southwest Regions. This increase in our same-store property portfolio was attributable to our five regions as follows:

Segment	Number of Bldgs.	Three Months Ended June 30,		Increase/ (Decrease)	% Change
		2002	2001
Mid-Atlantic	37	$23,240	$23,507	$(267)	-1.1%
Midwest	16	12,670	13,002	(332)	-2.6%
Southwest (1)	28	23,343	21,907	1,436	6.6%
Northern California	9	11,644	10,997	647	5.9%
Southern California	39	8,351	7,544	807	10.7%

		$79,248	$76,957	$2,291	3.0%

(1)	The rental revenue increase in the Southwest Region primarily results from a $972,000 fee recognized on a 62,000 square foot lease termination during the period.

Property Operating and Maintenance.    Property operating and maintenance costs increased by $4.0 million, or 21.4%, from $18.6 million to $22.6 million primarily as a result of property operating and maintenance costs incurred for properties acquired or development properties becoming operational subsequent to April 1, 2001, offset by a decrease in property operating and maintenance costs resulting from properties sold subsequent to April 1, 2001 and a reduction in expenses resulting from our occupancy decline. The March 2002 acquisition of Burnett Plaza accounts for a $1.3 million increase in property operating and maintenance costs for the period. In addition, property operating and maintenance costs increased by $1.6 million as a result of an increase in allowance for doubtful accounts for the period due to our concerns regarding the general weakness of the economy and the possible impact a weak economy could have on our ability to collect our outstanding receivables. Property operating and maintenance costs for our same-store property portfolio increased by $589,000, or 3.4%, from $17.4 million to $18.0 million. This increase in our same-store property portfolio was attributable to our five regions as follows:

Segment	Number of Bldgs.	Three Months Ended June 30,		Increase/ (Decrease)	% Change
		2002	2001
Mid-Atlantic	37	$4,885	$4,387	$498	11.4%
Midwest	16	2,260	2,623	(363)	-13.8%
Southwest	28	5,718	5,720	(2)	0.0%
Northern California	9	3,532	3,110	422	13.6%
Southern California	39	1,582	1,548	34	2.2%

		$17,977	$17,388	$589	3.4%

Real Estate Taxes.    Real estate taxes increased by $1.4 million, or 13.6%, from $10.1 million to $11.5 million partially as a result of properties acquired or development properties becoming operational subsequent to April 1, 2001, offset by properties that were sold subsequent to April 1, 2001. The March 2002 acquisition of Burnett Plaza accounts for a $901,000 increase in real estate taxes for the period. Real estate taxes for our same-store property portfolio increased by $276,000, or 3.1%, from $8.8 million to $9.0 million primarily as a result of the reassessment of certain property values by taxing authorities in each of our regions. This increase in our same-store property portfolio was attributable to our five regions as follows:

Segment	Number of Bldgs.	Three Months Ended June 30,		Increase/ (Decrease)	% Change
		2002	2001
Mid-Atlantic	37	$1,785	$1,778	$7	0.4%
Midwest	16	2,367	2,333	34	1.5%
Southwest	28	3,468	3,283	185	5.6%
Northern California	9	876	787	89	11.3%
Southern California	39	550	589	(39)	-6.6%

		$9,046	$8,770	$276	3.1%

General and Administrative and Personnel Costs.    General and administrative and personnel costs decreased by $88,000, or 3.4%, from $2.58 million to $2.49 million. General and administrative costs remained relatively constant as a percentage of total revenues.

Interest Expense.    Interest expense increased by $575,000, or 3.5%, from $16.2 million to $16.8 million primarily as a result of an increase in weighted average borrowings outstanding from the three months ended June 30, 2001 to the three months ended June 30, 2002, a decrease in capitalized interest from $819,000 to $592,000 for the respective periods, partially offset by a decrease in the weighted average interest rate paid on outstanding borrowings from 7.33% to 6.59% for the respective periods.

Depreciation and Amortization.    Depreciation and amortization increased by $3.4 million, or 21.9%, to $19.0 million from $15.6 million primarily as a result of properties acquired or development properties becoming operational subsequent to April 1, 2001, offset by properties that were sold subsequent to April 1, 2001. The March 2002 acquisition of Burnett Plaza accounts for a $1.1 million increase in depreciation and amortization for the period. Depreciation and amortization for our same-store property portfolio increased by $1.3 million, or 9.2%, from $14.7 million to $16.0 million. This increase in our same-store property portfolio was attributable to our five regions as follows:

Segment	Number of Bldgs.	Three Months Ended June 30,		Increase/(Decrease)	% Change
		2002	2001
Mid-Atlantic	37	$4,479	$4,463	$16	0.4%
Midwest	16	2,160	1,963	197	10.0%
Southwest (1)	28	5,500	4,607	893	19.4%
Northern California	9	1,816	1,748	68	3.9%
Southern California	39	2,062	1,890	172	9.1%

		$16,017	$14,671	$1,346	9.2%

(1)
The depreciation and amortization increase in the Southwest Region primarily results from amortization of deferred leasing charges related to the 62,000 square foot lease termination during the period.

Equity in Income of Joint Ventures and Unconsolidated Subsidiaries.    Equity in income of joint ventures and unconsolidated subsidiaries increased by $104,000 from $648,000 to $752,000 primarily due to an increase of $504,000 representing our share of the increase in net income of the management company, offset by a decrease of $312,000 resulting from the consolidation of the Burnett Plaza operations into the accounts of the operating partnership. Prior to March 2002, we owned a 20% non-controlling interest in the joint venture owning the Burnett Plaza property. The consolidation of the Burnett Plaza operations into the operating partnership results from the March 2002 acquisition of the remaining 80% interest of the joint venture. The increase in net income from the management company results primarily from a reduction in the amount of personnel and tax related expenses recognized from the three months ended June 30, 2001 to the three months ended June 30, 2002, partially offset by a decrease in fee revenue recognized from 2001 to 2002.

Merger Termination Fee.    On September 21, 2000, we entered into a termination and release agreement which provided for the termination of the agreement and plan of merger dated June 27, 2000, between us, our operating partnership, Mack-Cali Realty Corporation, a Maryland corporation and Mack-Cali Realty, L.P., a Delaware limited partnership of which Mack-Cali is the sole general partner. In connection with the termination and release agreement, and pursuant to an escrow agreement dated September 21, 2000, Mack-Cali deposited a $25.0 million termination fee in escrow for our benefit. In April 2001, we received the final distribution, totaling $10.0 million, from the Mack-Cali escrow account.

Gain on Sales.    Gain on sales decreased by $8.7 million. During the three months ended June 30, 2001, we sold 37 properties totaling 2.2 million net rentable square feet resulting in a gain on sale of $8.7 million. We did not dispose of any properties during the three months ended June 30, 2002.

Minority Interests.    Minority interests decreased by $2.2 million, or 43.9%, from $5.0 million to $2.8 million primarily due to the income allocation related to the Series C Cumulative Redeemable Perpetual Preferred Units that were repurchased in January 2002, as well as the minority interest holders proportionate share of the decrease in net income before minority interests of $21.3 million from $41.5 million for the three months ended June 30, 2001 to $20.1 million for the three months ended June 30, 2002.

Comparison of the Six Months Ended June 30, 2002 to the Six Months Ended June 30, 2001

In our comparison of operating results for the six months ended June 30, 2002 to the six months ended June 30, 2001 we compare the results of operations of our total portfolio and our same-store property portfolio.

The table below presents the actual statement of operations for our total portfolio and selected operating information for the 123 properties acquired or placed in service on or prior to January 1, 2001 that remained in our portfolio through June 30, 2002, which comprise our same-store property portfolio. The selected operating information provided for the same-store property portfolio, includes the revenues generated and direct expenses incurred by the properties but excludes indirect expenses such as general and administrative and personnel, interest expense and amortization of deferred financing costs.

	Six Months Ended June 30,
	2002	2001
	(in thousands)
Total Portfolio
Revenues:
Rental income	$176,308	$171,470
Management and other fees, net	2,543	2,515

Total revenues	178,851	173,985

Expenses:
Property operating and maintenance	42,936	38,952
Real estate taxes	21,933	20,482
General and administrative and personnel cost	5,242	5,365
Interest expense	32,916	33,980
Amortization of deferred financing costs	814	803
Depreciation and amortization	35,651	31,943

Total expenses	139,492	131,525

Equity in income of joint ventures and unconsolidated subsidiaries	1,884	1,992
Merger termination fee	—	17,000

Income before gain or loss, minority interests and extraordinary items	41,243	61,452

Gain on sale of properties	—	14,163
Minority interests	(5,682)	(9,453)

Income before extraordinary items	35,561	66,162

Extraordinary items	—	(367)

Net income	$35,561	$65,795

	Six Months Ended June 30,
	2002	2001
	(in thousands)
Same-Store Property Portfolio (1)
Property revenues:
Rental income	$143,621	$142,077
Management and other fees, net	95	89

Property revenues	143,716	142,166

Property expenses:
Property operating and maintenance	33,250	32,626
Real estate taxes	16,976	16,510
Depreciation and amortization	28,379	26,542

Property expenses	78,605	75,678

Property revenues less property expenses	$65,111	$66,488

(1)
The 123 properties included in our same-store property portfolio excludes 123 North Wacker Drive, a 537,000 net rentable square foot office property in downtown Chicago. Subsequent to the planned termination and move-out of the tenant in September 2001, the majority of the building was temporarily taken out of service in an effort to convert the building from a single tenant building to a multi-tenant building. At June 30, 2002, the building was approximately 61% leased.

Rental Revenue.    Rental revenues increased by $4.8 million, or 2.8%, from $171.5 million to $176.3 million primarily as a result of properties acquired or development properties becoming operational subsequent to January 1, 2001, offset by properties sold subsequent to January 1, 2001 and a decline in our total portfolio occupancy from 96% at June 30, 2001 to 93% at June 30, 2002. The March 2002 acquisition of Burnett Plaza accounts for a $7.0 million increase in rental revenues for the period. Rental revenues for our same-store property portfolio increased by $1.5 million, or 1.1%, from $142.1 million to $143.6 million. The increase in our same-store property portfolio relates to an increase in fee income recorded from lease terminations, increased operating cost recoveries in our Northern California Region, an increase in occupancy in our Southern California Region, offset by declines in occupancy in our Mid-Atlantic, Midwest and Southwest Regions. This increase in our same-store property portfolio was attributable to our five regions as follows:

Segment	Number of Bldgs.	Six Months Ended June 30,		Increase/ (Decrease)	% Change
		2002	2001
Mid-Atlantic	33	$38,855	$39,534	$(679)	-1.7%
Midwest	16	25,214	26,234	(1,020)	-3.9%
Southwest (1)	27	42,800	42,166	634	1.5%
Northern California	9	23,160	21,721	1,439	6.6%
Southern California	38	13,592	12,422	1,170	9.4%

		$143,621	$142,077	$1,544	1.1%

(1)	The rental revenue increase in the Southwest Region primarily results from a $972,000 fee recognized on a 62,000 square foot lease termination during the period.

Property Operating and Maintenance.    Property operating and maintenance costs increased by $4.0 million, or 10.2%, from $38.9 million to $42.9 million primarily as a result of property operating and maintenance costs incurred for properties acquired or development properties becoming operational subsequent to January 1, 2001, offset by a decrease in property operating and maintenance costs resulting from properties sold subsequent to January 1, 2001 and a reduction in expenses resulting from our occupancy decline. The March 2002 acquisition of Burnett Plaza accounts for a $1.7 million increase in property operating and maintenance costs for the period. In addition, during the six months ended June 30, 2002, we recognized $2.7 million in operating and maintenance cost as a result of increasing our allowance for doubtful accounts due to our concerns regarding the general weakness of the economy and the possible impact a weak economy could have on our ability to collect our outstanding receivables. During the six months ended June 30, 2001, we recorded a reduction of $267,000 in allowance for doubtful accounts. Property operating and maintenance costs for our same-store property portfolio increased by $624,000, or 1.9%, from $32.6 million to $33.3 million. This increase in our same-store property portfolio was attributable to our five regions as follows:

Segment	Number of Bldgs.	Six Months Ended June 30,		Increase/ (Decrease)	% Change
		2002	2001
Mid-Atlantic	33	$8,312	$8,000	$312	3.9%
Midwest	16	4,879	5,188	(309)	-6.0%
Southwest	27	10,630	10,888	(258)	-2.4%
Northern California	9	6,773	5,963	810	13.6%
Southern California	38	2,656	2,587	69	2.7%

		$33,250	$32,626	$624	1.9%

Real Estate Taxes.    Real estate taxes increased by $1.4 million, or 7.1%, from $20.5 million to $21.9 million primarily as a result of properties acquired or development properties becoming operational subsequent to January 1, 2001, partially offset by properties that were sold subsequent to January 1, 2001. The March 2002 acquisition of Burnett Plaza accounts for a $1.2 million increase in real estate taxes for the period. Real estate taxes for our same-store property portfolio increased by $466,000, or 2.8%, from $16.5 million to $17.0 million primarily as a result of the reassessment of certain property values by taxing authorities in each of our regions. This increase in our same-store property portfolio was attributable to our five regions as follows:

Segment	Number of Bldgs.	Six Months Ended June 30,		Increase/ (Decrease)	% Change
		2002	2001
Mid-Atlantic	33	$3,024	$2,974	$50	1.7%
Midwest	16	4,746	4,610	136	3.0%
Southwest	27	6,460	6,353	107	1.7%
Northern California	9	1,749	1,566	183	11.7%
Southern California	38	997	1,007	(10)	-1.0%

		$16,976	$16,510	$466	2.8%

General and Administrative and Personnel Costs.    General and administrative and personnel costs decreased by $123,000, or 2.3%, from $5.4 million to $5.2 million. General and administrative costs remained relatively constant as a percentage of total revenues.

Interest Expense.    Interest expense decreased by $1.1 million, or 3.1%, from $34.0 million to $32.9 million primarily as a result of a decrease in the weighted average interest rate paid on outstanding borrowings from 7.42% for the six months ended June 30, 2001 to 6.71% for the six months ended June 30, 2002 accompanied by an increase in capitalized interest from $1.7 million for the six months ended June 30, 2001 to $2.4 million for the six months ended June 30, 2002, partially offset by an increase in weighted average borrowings outstanding from the six months ended June 30, 2001 to the six months ended June 30, 2002.

Depreciation and Amortization.    Depreciation and amortization increased by $3.7 million, or 11.6%, to $35.7 million from $31.9 million partially as a result of properties acquired or development properties becoming operational subsequent to January 1, 2001, offset by properties that were sold subsequent to January 1, 2001. The March 2002 acquisition of Burnett Plaza accounts for a $1.3 million increase in depreciation and amortization for the period. Depreciation and amortization for our same-store property portfolio increased by $1.8 million, or 6.9%, from $26.5 million to $28.4 million. This increase in our same-store property portfolio was attributable to our five regions as follows:

Segment	Number of Bldgs.	Six Months Ended June 30,		Increase/ (Decrease)	% Change
		2002	2001
Mid-Atlantic	33	$7,797	$7,803	$(6)	-0.1%
Midwest	16	4,247	4,005	242	6.0%
Southwest (1)	27	9,404	8,339	1,065	12.8%
Northern California	9	3,619	3,359	260	7.7%
Southern California	38	3,312	3,036	276	9.1%

		$28,379	$26,542	$1,837	6.9%

(1)
The depreciation and amortization increase in the Southwest Region primarily results from amortization of deferred leasing charges related to the 62,000 square foot lease termination during the period.

Equity in Income of Joint Ventures and Unconsolidated Subsidiaries.    Equity in income of joint ventures and unconsolidated subsidiaries decreased by $108,000 from $2.0 million to $1.9 million primarily due to a decrease of $316,000 resulting from the consolidation of the Burnett Plaza operations into the accounts of the operating partnership, a decrease of $177,000 representing our share of the decrease in net income of PPS Partners LLC, partially offset by an increase of $315,000 representing our share of the increase in net income of the management company. Prior to March 2002, we owned a 20% non-controlling interest in the joint venture owning the Burnett Plaza property. The consolidation of the Burnett Plaza operations into the operating partnership results from the March 2002 acquisition of the remaining 80% interest of the joint venture. The decrease in net income of PPS Partners LLC results from Prentiss Properties Acquisition Partners, L.P. resigning the management duties of the properties in October 2001. The increase in net income from the management company results primarily from a reduction in personnel and tax related expenses recognized for the six months ended June 30, 2001 to the six months ended June 30, 2002, partially offset by a decrease in fee revenue recognized from 2001 to 2002.

        Merger Termination Fee.    On September 21, 2000, we entered into a termination and release agreement which provided for the termination of the agreement and plan of merger dated June 27, 2000, between us, our operating partnership, Mack-Cali Realty Corporation, a Maryland corporation and Mack-Cali Realty, L.P., a Delaware limited partnership of which Mack-Cali is the sole general partner. In connection with the termination and release agreement, and pursuant to an escrow agreement dated September 21, 2000, Mack-Cali deposited a $25.0 million termination fee in escrow for our benefit. During the six months ended June 30, 2001, we received $17.0 million from the Mack-Cali escrow account.

Gain on Sales.    Gain on sales decreased by $14.2 million. During the six months ended June 30, 2001, we sold 42 properties totaling 2.8 million net rentable square feet resulting in a gain on sale of $18.9 million. The gain was offset by a $4.7 million write-down on the Crescent Centre property, prior to its disposition in May 2001. We did not dispose of any properties during the six months ended June 30, 2002.

Minority Interests.    Minority interests decreased by $3.8 million, or 39.9%, from $9.5 million to $5.7 million primarily due to the income allocation related to the Series C Cumulative Redeemable Perpetual Preferred Units that were repurchased in January 2002, as well as the minority interest holders proportionate share of the decrease in net income before minority interests of $34.0 million from $75.2 million for the six months ended June 30, 2001 to $41.2 million for the six months ended June 30, 2002.

Impact of Tenant Defaults and WorldCom, Inc. Bankruptcy on our Results of Operations

A majority of our income is derived from rental income on our properties. As a result, our distributable cash flow and ability to make expected distributions to our shareholders could be adversely affected if a significant number of our tenants fail to pay their rent due to bankruptcy, weakened financial condition or otherwise. At any time, a tenant may seek the protection of the bankruptcy laws, which could result in delays in rental payments or in the rejection and termination of such tenant leases. These events would cause a reduction in our cash flow and the amounts available for distributions to our shareholders. We cannot assure you that tenants will not file for bankruptcy protection in the future or, if any tenants file, that they will affirm their leases and continue to make rental payments in a timely manner. In addition, a tenant from time to time may experience a downturn in its business. Such a downturn may weaken its financial condition, and it may stop paying rent when due.

On July 21, 2002, WorldCom, Inc. announced that WorldCom and substantially all of its active U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Code in the United States Bankruptcy Court.

We have eight office lease agreements with WorldCom subsidiaries. These eight leases total 271,402 square feet in five of our office developments. Annualized base rental revenue from these leases equates to approximately $6.1 million, or less than 2% of our annualized base rental revenue. All rent due, as of August 1, 2002 under our office lease agreements, has been collected. Expiration dates for WorldCom related office leases breakdown as follows: 17,118 square feet expires in March 2003; 35,946 square feet expires in July of 2003; 106,576 square feet expires in April of 2005; and 111,762 square feet expires at various times in 2006. Base rental rates under these leases range from $17.50 per square foot to $23.52 per square foot. As of the date of this filing, we are uncertain whether the leases will be accepted or rejected in the bankruptcy proceedings or whether WorldCom or its subsidiaries will continue to pay in accordance with the lease terms.

In addition to the office lease agreements, we have eight rooftop antenna lease agreements with WorldCom subsidiaries. These eight leases are spread over seven of our office developments and expire at various dates through June 30, 2008. Annualized rent from these leases equates to $205,000.

Liquidity and Capital Resources

Cash and cash equivalents were $6.7 million and $5.8 million at June 30, 2002 and December 31, 2001, respectively. The increase in cash and cash equivalents is a result of cash flows provided by operating and financing activities exceeding those used in investing activities. Net cash provided by operating activities was $73.2 million for the six months ended June 30, 2002, compared to $49.5 million for the three months ended June 30, 2001.

Net cash used in investing activities totaled $131.2 million for the six months ended June 30, 2002 compared to cash provided by investing activities of $21.6 million for the six months ended June 30, 2001. This increase in net cash used in investing activities of $152.8 million is due primarily to a decrease in cash generated from the sale of real estate of $197.1 million, partially offset by a decrease of $43.3 million in cash used in the purchase, development and investment in real estate and mortgage loans from the six months ended June 30, 2001 to the six months ended June 30, 2002.

Net cash provided by financing activities totaled $58.8 million for the six months ended June 30, 2002 compared to cash used of $70.4 million for the six months ended June 30, 2001. The increase in net cash provided by financing activities of $129.2 million is due primarily to (1) net borrowings of $107.0 million for the six months ended June 30, 2002 compared to net repayments of mortgages and notes payable of $20.3 million for the six months ended June 30, 2001 (2) an increase in cash generated from the sale of common shares of $49.3 million, partially offset by (3) a decrease in cash of $50.5 million resulting from the repurchase of outstanding preferred units during the six months ended June 30, 2002.

As of June 30, 2002, we had outstanding total indebtedness, including our pro rata share of joint venture debt of approximately $1.10 billion, or approximately 42.2% of total market capitalization based on a common share price of $31.75 per common share. Our policy is to limit combined indebtedness plus our pro rata share of joint venture debt and construction loans so that at the time such debt is incurred, it does not exceed 50% of the our total market capitalization. As of June 30, 2002, we had the approximate capacity to borrow up to an additional $408.8 million under the debt limitation and the various restrictions in our credit agreements. The amount of indebtedness that we may incur, and the policies with respect thereto, are not limited by our declaration of trust and bylaws, and are solely within the discretion of our board of trustees limited only by various financial covenants in our credit agreements.

We have in place a $300 million unsecured revolving credit facility with a group of 12 banks. The facility, which was renewed in May 2002, matures in May 2005. The facility has an initial interest rate of LIBOR plus 137.5 basis points. Additionally, we are required to pay an average unused commitment fee of 25 basis points per annum if the unused portion of the credit facility is greater than $200 million. The fee is reduced to 20 basis points per annum if the unused portion is less than or equal to $200 million, but greater than $100 million. The fee is further reduced to 15 basis points per annum if the unused portion is less than or equal to $100 million. During the three months ended June 30, 2002, we had net repayments under our credit facility of $112.0 million and an outstanding balance of $156.5 million at June 30, 2002, resulting in an available balance of $143.5 million.

As of June 30, 2002, we have non-controlling partnership interests in two separate real estate joint ventures which have in the aggregate $208.6 million of non-recourse mortgage debt. The mortgage debt of each venture is collateralized by the real estate property or properties within each venture, the net book value of which totaled $183.0 million at June 30, 2002. Our proportionate share of the non-recourse mortgage debt totaled $89.0 million at June 30, 2002.

The following table sets forth our mortgages and notes payable, including our pro rata share of joint venture debt, as of June 30, 2002:

Borrower/Description	Current Balance	Amortization	Interest Rate	Maturity
	(in thousands)
Broadmoor Austin Associates
Broadmoor Austin (1)	$73,799	16 yr	7.04%	April 10, 2011
Burnett Plaza Associates
Burnett Plaza	72,100	None	LIBOR + 2.150%	July 9, 2005
PL Property Associates, L.P.
Park West C2	34,225	30 yr	6.63%	November 10, 2010
Prentiss Properties Acquisition Partners, L.P.
Bachman West	2,848	25 yr	8.63%	December 1, 2003
One Westchase Center	23,779	25 yr	7.84%	February 1, 2004
Collateralized Term Loan (2)	71,938	25 yr	LIBOR + 1.625%	September 30, 2004
Walnut Glen Tower	34,185	30 yr	6.92%	April 1, 2005
Revolving Credit Facility	156,500	None	LIBOR + 1.375%	May 23, 2005
Unsecured Term Loan	75,000	None	LIBOR + 1.375%	March 16, 2006
Highland Court	4,673	25 yr	7.27%	April 1, 2006
Westheimer Central Plaza	5,694	25 yr	8.38%	August 1, 2006
7101 Wisconsin Avenue	20,786	30 yr	7.25%	April 1, 2009
2500 Cumberland Parkway	14,300	30 yr	7.46%	July 15, 2009
Ordway	48,708	30 yr	7.95%	April 1, 2010
World Savings Center	28,902	30 yr	7.91%	November 1, 2010
One O’Hare Centre	40,593	30 yr	6.80%	January 10, 2011
3130 Fairview Park Drive	22,707	30 yr	7.00%	April 1, 2011
Research Office Center	44,698	28 yr	7.64%	October 1, 2011
Bannockburn Centre	26,535	30 yr	8.05%	June 1, 2012
Del Mar Loan	44,578	30 yr	7.41%	June 1, 2013
Prentiss Properties Corporetum, L.P.
Corporetum Office Campus	25,135	30 yr	7.02%	February 1, 2009
Prentiss Properties Natomas, L.P.
Natomas Corporate Center	36,736	30 yr	7.02%	February 1, 2009
Prentiss Properties Real Estate Fund I, L.P.
PPREFI Portfolio Loan (3)	180,100	None	7.58%	February 26, 2007
Tysons International Partners
1676 International (4)	11,226	28 yr	7.68%	August 30, 2010
8260 Greensboro (4)	4,016	28 yr	7.83%	August 30, 2010

Total	$1,103,761

(1)
We own a 50% non-controlling interest in the entity that owns the Broadmoor Austin properties, which interest is accounted for using the equity method of accounting. The amount shown reflects our proportionate share of the non-recourse mortgage indebtedness collateralized by the properties.

(2)	The Term Loan is collateralized by the following four properties: Willow Oaks I & II (two properties), 8521 Leesburg Pike and the IBM Call Center.

(3)
The PPREFI Portfolio Loan is collateralized by the following 36 properties: the Los Angeles industrial properties (18 properties), the Chicago industrial properties (four properties), the Cottonwood Office Center (three properties), Park West E1 and E2 (two properties), One Northwestern Plaza, 3141 Fairview Park Drive, 2455 Horsepen Road, O’Hare Plaza II, 1717 Deerfield Road, 2411 Dulles Corner Road, 4401 Fair Lakes Court, the WestPoint Office Building and the PacifiCare Building.

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

Under our loan agreements, we are required to satisfy various affirmative and negative covenants, including limitations on total indebtedness, total collateralized indebtedness and cash distributions, as well as obligations to maintain certain minimum tangible net worth and certain minimum interest coverage ratios. Our credit agreements limit total indebtedness to 55% of total assets and require a debt service coverage ratio of at least 2 to 1. Our credit agreements provide for a 30-day period to cure a default caused by our failure to punctually and properly perform, observe and comply with the covenants contained therein. The agreements also provide for an additional 75-day period if such failure is not capable of being cured within 30-days and we are diligently pursuing the cure thereof. We were in compliance with these covenants at June 30, 2002.

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

Notional Amount	Swap Rate Paid (Fixed)	Effective Fixed Rate	Swap Rate Received (Variable) at June 30, 2002	Swap Maturity	FairValue
					(in thousands)
$ 50 million	2.275%	3.653%	1.83875%	January 2003	$(124)
$ 50 million	6.253%	7.628%	1.83875%	September 2004	(3,435)
$ 60 million	6.248%	7.623%	1.83875%	September 2004	(4,115)
$ 15 million	4.345%	6.495%	1.83875%	July 2005	(292)
$ 25 million	4.345%	6.495%	1.83875%	July 2005	(486)
$ 20 million	5.985%	7.610%	1.83875%	March 2006	(1,445)
$ 30 million	5.990%	7.615%	1.83875%	March 2006	(2,172)

Total					$(12,069)

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. The majority of capital required relates to tenant-related capital expenditures and is dependent upon our leasing activity. Our leasing activity is a function of the percentage of our in-place leases expiring in current and future periods accompanied by our exposure to tenant defaults and our desire to increase the average occupancy of our portfolio. Our average in-place leases range in term from approximately 5 to 7 years with 3% of our total portfolio square footage scheduled to expire between July 1, 2002 and December 31, 2002 and 10.6% schedule to expire in 2003. For the three months ended June 30, 2002, our recurring non-incremental revenue-generating capital expenditures totaled approximately $5.6 million. Our recurring non-incremental revenue-generating capital expenditures were attributable to our five regions as follows: (1) Mid-Atlantic-$849,000; (2) Midwest-$484,000; (3) Southwest-$3.2 million; (4) Northern California-$276,000; and (5) Southern California-$779,000.

On June 10, 2002, we entered into a securities sales agreement with Brinson Patrick Securities Corporation. Under the sales agreement we may sell, with Brinson Patrick acting as our sales agent, up to 3,000,000 of our common shares of beneficial interest, par value $0.01 per share at the then market price directly to the public. Such sales, which may occur in future periods from time to time pursuant to the agreement, will increase our net cash provided by financing activities during the period in which they occur, subject to offsetting amounts related to other activities during such period.

Subsequent to quarter end, we repurchased 100,000 common shares in the open market for an aggregate purchase price of $2.5 million, or $24.72 per share, including commissions. The repurchase of our common shares decreases net cash provided by financing activities.

We have considered our short-term liquidity needs and the adequacy of adjusted estimated cash flows and other expected liquidity sources to meet these needs. We believe that our principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements and the minimum distributions required to maintain our REIT qualification under the Internal Revenue Code. We expect to make distributions to our shareholders primarily based on distributions from the operating partnership. The operating partnership’s income will be derived from operating activities which include rental revenues and operating expense reimbursements from tenants and, to a limited extent, from fees generated by our office and industrial real estate management service business.

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

We have contractual obligations and commercial commitments including mortgages and notes payable, ground lease obligations and letters of credit. The table below presents, as of June 30, 2002, our future scheduled principal repayments of mortgages and notes payable and ground lease obligations, including our pro rata share of debt and ground lease obligations of our of joint venture properties:

	Mortgages and Notes Payable	Ground Lease Obligations	Total Contractual Cash Obligations
	(in thousands)
2002	$4,606	$226	$4,832
2003	12,435	452	12,887
2004	102,885	457	103,342
2005	270,876	517	271,393
2006	94,013	536	94,549
Thereafter	618,946	28,722	647,668

	$1,103,761	$30,910	$1,134,671

Our other commercial commitments include letters of credit totaling $1.4 million which expire as follows:

Letters of Credit
(in thousands)
2002	$63
2003	1,063
2004	63
2005	63
2006	126
Thereafter	—

$1,378

Funds from Operations

Funds from operations, as defined by the National Association of Real Estate Investment Trusts, means net income, computed in accordance with accounting principles generally accepted in the United States of America excluding extraordinary items (as defined by accounting principles generally accepted in the United States of America) and gains (or losses) from sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships, joint ventures and subsidiaries. With the exception of our exclusion, from funds from operations, of the merger termination fee, we calculate funds from operations in accordance with the NAREIT definition. We believe that funds from operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing and investing activities, it provides investors with an indication of our ability to incur and service debt, to make capital expenditures and to fund other cash needs. Our funds from operations is not comparable to funds from operations reported by other REITs that do not define funds from operations exactly as we do. We believe that in order to facilitate a clear understanding of our operating results, funds from operations should be examined in conjunction with net income as presented in our Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-Q. Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and should not be considered as an alternative to net income as an indication of our performance or to cash flows as a measure of liquidity or ability to make distributions. Our funds from operations for the respective periods are calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in thousands)
Funds from operations
Net income	$17,341	$36,472	$35,561	$65,795
Add:
Real estate depreciation and amortization	18,989	15,578	35,616	31,902
Real estate depreciation and amortization of unconsolidated joint ventures	739	904	1,618	1,653
Minority interests (1)	2,755	4,945	5,601	9,371
Extraordinary items	—	—	—	367

Less:
Merger termination fee (2)	—	(10,000)	—	(17,000)
Gain on sales	—	(8,710)	—	(14,163)
Dividend on perpetual preferred units	(2,159)	(3,340)	(4,344)	(6,492)

Funds from operations	$37,665	$35,849	$74,052	$71,433

(1)	Represents the minority interests applicable to the common and preferred unit holders of the operating partnership.
(2)
Although the fee is not considered an extraordinary item in accordance with accounting principles generally accepted in the United States of America, it is our opinion that it is appropriate to exclude the fee from funds from operations.

Funds from operations increased by $1.8 million from $35.9 million for the three months ended June 30, 2001 to $37.7 million for the three months ended June 30, 2002 and by $2.6 million from $71.4 million for the six months ended June 30, 2001 to $74.0 million for the six months ended June 30, 2002 as a result of the factors discussed in the analysis of operating results.

Recently Issued Accounting Standards

On June 28, the Financial Accounting Standards Board voted in favor of issuing Statement of Financial Accounting Standards No. 146, “Accounting for Exit or Disposal Activities.” The statement addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the EITF has set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of the statement also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. The statement will be effective for exit or disposal activities initiated after December 31, 2002. We have not yet determined the impact of the statement on our results of operations and financial position.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        Our primary market risk is exposure to changes in interest rates as a result of our revolving credit facility and long-term debt. At June 30, 2002, we had outstanding total indebtedness, including our pro rata share of joint venture debt and construction loans, of approximately $1.10 billion, or approximately 42.2% of total market capitalization. Our interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, we manage our exposure to fluctuations in market interest rates for our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangement. In addition, we may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps and floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable rate debt. We do not enter into derivative or interest rate transactions for speculative purposes. Approximately 66.0% of our outstanding debt was subject to fixed rates with a weighted average interest rate of 7.45% at June 30, 2002. Of the remaining $375.5 million, or 34.0%, representing our variable rate debt, $250.0 million was effectively locked at an interest rate (before the spread over LIBOR) of 5.10% through our interest rate swap agreements. We regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

The following table provides information about our financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations outstanding at June 30, 2002, including our pro rata share of joint venture debt totaling $89.0 million, the table presents principal cash flows and related weighted average interest rates for the debt outstanding during the periods. For interest rate swaps, the table presents notional amounts and weighted average interest rates for in-place swaps during the period. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on 30-day LIBOR as of June 30, 2002. The fair value of our fixed rate debt indicates the estimated principal amount of debt having similar debt service requirements, which could have been borrowed by us at June 30, 2002. The rate assumed in the fair value calculation of fixed rate debt is equal to 6.72%, which consists of the 7-year treasury of 4.52% at June 30, 2002 plus 220 basis points. The fair value of our variable to fixed interest rate swaps indicates the estimated amount that would have been paid by us had they been terminated at June 30, 2002.

	2002	2003	2004	2005	2006	Thereafter	Total	Fair Value
Liabilities
Long-Term Debt:
Fixed Rate	$4,231	$11,685	$32,072	$42,276	$19,013	$618,946	$728,223	$755,116
Average Interest Rate	7.45%	7.45%	7.43%	7.46%	7.46%	7.40%	—	—
Variable Rate	$375	$750	$70,813	$228,600	$75,000	—	$375,538	$375,538
Average Interest Rate	3.46%	3.46%	3.46%	3.43%	3.26%	—	—	—

Interest Rate Derivatives
Interest Rate Swaps:
Variable to Fixed		$50,000	$110,000	$40,000	$50,000	—	—	$(12,069)
Average Pay Rate	5.10%	5.80%	5.73%	5.52%	5.99%	—	—	—
Average Receive Rate	1.84%	1.84%	1.84%	1.84%	1.84%	—	—	—

The table incorporates only those exposures that exist as of June 30, 2002 and does not consider exposures or positions that could arise after that date. In addition, because firm commitments are not represented in the table above, the information presented therein has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, prevailing interest rates, and our hedging strategies at that time. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and our financing requirements.

PART II
OTHER INFORMATION

Item 1.    Legal Proceedings

We are not presently subject to any material litigation, other than ordinary routine litigation incidental to the business.

Item 2.    Changes in Securities and Use of Proceeds

None

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

On May 15, 2002, we held our Annual Meeting of shareholders. At the meeting, three Class III trustees, Michael V. Prentiss, Thomas J. Hynes, Jr. and Barry J.C. Parker were elected to serve as trustees until the 2005 Annual Meeting of the shareholders, and until the respective successor of each is duly elected and qualified.

The votes cast for the trustees were:

Michael V. Prentiss
Votes for:	21,866,114
Votes withheld:	276,200
Broker non-votes:	—
Abstentions:	11,744,528

Thomas J. Hynes, Jr.
Votes for:	22,142,114
Votes withheld:	200
Broker non-votes:	—
Abstentions:	11,468,528

Barry J.C. Parker
Votes for:	22,142,314
Votes withheld:	—
Broker non-votes:	—
Abstentions:	11,468,328

The shareholders approved and adopted our amended and restated Trustees’ Share Incentive Plan which (1) increases the aggregate number of our common shares of beneficial interest, par value $0.01 per share that may be issued under the current Trustees’ Share Incentive Plan by 300,000 common shares, (2) extends the term of the current plan by an additional 10 years, and (3) gives us broader authority in terms of the types, amounts and dates of the share grants that we may authorize than were given under the prior Trustees’ Share Incentive Plan.

The votes cast were as follows:

Share Incentive Plan
Votes for:	17,476,799
Votes against:	16,057,304
Broker non-votes:	—
Abstentions:	76,540

The shareholders also ratified the appointment of PricewaterhouseCoopers LLP as our independent accountants for 2002.

The votes cast were as follows:

PricewaterhouseCoopers LLP
Votes for:	32,681,624
Votes against:	905,915
Broker non-votes:	—
Abstentions:	23,105

Item 5.    Other Information

None.

Item 6.    Exhibits and Reports on Form 8-K

(a)   Exhibits:

Exhibit No.	Description

3.1
Amended and Restated Declaration of Trust of the Registrant (filed as Exhibit 3.1 to our Registration Statement on Amendment No. 1 of Form S-11, File No. 333-09863, and incorporated by reference herein).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to our Form 10-Q, filed on May 15, 2002, File No. 001-14516).

3.3	Amendment No. 1 to the Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.3 to our Form 10-Q, filed on May 15, 2002, File No. 001-14516).

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

4.3
First Amendment dated June 26, 2002 to the Amended and Restated Rights Agreement between Prentiss Properties Trust and Equiserve Trust Company, N.A. as Rights Agent (filed as Exhibit 2 to Amendment No. 3 to our Registration Statement on Form 8-A, filed on June 27, 2002. File No. 000-014516).

4.4	Form of Rights Certificate (included as Exhibit A to the Rights Agreement (Exhibit 4.2)).

4.5	Form of Series D Preferred Share Certificate (filed as Exhibit 4.4 to our Report on Form 10-K, filed March 27, 2001, File No. 001-14516, and incorporated by reference herein).

10.1	1996 Share Incentive Plan (filed as Exhibit 10.25 to Amendment No. 1 to our Registration Statement on Form S-11, File No. 333-09863, and incorporated by reference herein).

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

10.5
Amended and Restated Trustees’ Share Incentive Plan, effective as of May 15, 2002 (filed as Exhibit 4.12 to our Registration Statement on Form S-8, File No. 333-97045, filed on July 24, 2002, and incorporated by reference herein).

10.6	Trustees Share Incentive Plan (filed as Exhibit 4.8 to our Registration Statement on Form S-8, File No. 333-79623, filed on May 28, 1999, and incorporated by reference herein).

10.7
First Amendment, effective as of May 5, 1998, to the Trustees’ Share Incentive Plan (filed as Exhibit 4.9 to our Registration Statement on Form S-8, File No. 333-79623, filed on May 28, 1999, and incorporated by reference herein).

10.8
Second Amendment, effective as of March 1, 1999, to the Trustees’ Share Incentive Plan (filed as Exhibit 4.10 to our Registration Statement on Form S-8, File No. 333-79623, filed on May 28, 1999, and incorporated by reference herein).

10.9
Third Amendment, effective as of May 10, 2000, to the Trustees’ Share Incentive Plan (filed as Exhibit 10.8 to our Report on Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.10	Form of Stock Option Agreement (filed as Exhibit 10.9 to our Report on Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.11	Amended and Restated Share Purchase Plan, dated as of July 1, 2000 (filed as Exhibit 10.10 to our Report on Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.12	Key Employee Share Option Plan (filed as Exhibit 10.11 to our Report on Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.13	Prentiss Properties Employee Savings Plan (filed as Exhibit 10.12 to our Report on Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.14
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

10.16
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

10.19
Third Amendment to the Third Amended and Restated Agreement of Limited Partnership of Prentiss Properties Acquisition Partners, L.P. (filed as Exhibit 10.40 to our Report on Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.20	*	Fourth Amendment to the Third Amended and Restated Agreement of Limited Partnership of Prentiss Properties Acquisition Partners, L.P.

10.21
Exchange Agreement, dated as of March 20, 2001, by and among Prentiss Properties Trust, Prentiss Properties Acquisition Partners, L.P. and Security Capital Preferred Growth Incorporated (filed as Exhibit 10.14 to our Report on Form 10-K, filed on March 27, 2001, and incorporated herein by reference).

10.22
Registration Rights Agreement, dated as of March 20, 2001, by and among Prentiss Properties Trust and Security Capital Preferred Growth Incorporated (filed as Exhibit 10.15 to our Report on Form 10-K, filed on March 27, 2001, and incorporated by reference herein).

10.23
Credit Agreement, dated May 23, 2000, among Prentiss Properties Acquisition Partners, L.P., as Borrower, Bank One, N.A., as Administrator, Bank of America, N.A., as Syndication Agent, Dresdner Bank, AG as Documentation Agent and each of the Lenders that are signatory therein (filed as Exhibit 10.22 to our Report on Form 10-K, filed on March 27, 2001, and incorporated by reference herein).

10.24
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

10.25
Credit Agreement, dated September 30, 1999, among Prentiss Properties Acquisition Partners, L.P., as Borrower, Bank One, NA, as Administrative Agent, Mellon Bank and Union Bank of California as co-documentation agents.

10.26
First Amendment, dated as of November 28, 2000, to the Credit Agreement, dated September 30, 1999, among Prentiss Properties Acquisition Partners, L.P., as Borrower, Bank One, N.A., as Administrative Agent, Mellon bank and Union Bank of California as co-documentation agents (filed as Exhibit 10.23 to our Report on Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein)

10.27
Second Amendment and Restatement of Credit Agreement, dated as of March 22, 2002, by and among Prentiss Properties Acquisition Partners, L.P., Bank One, NA, Bank of America, N.A., Dresdner Bank AG, Commerzbank AG, Societe Generale Southwest Agency and the lenders named therein (filed as exhibit 10.1 to our Post-Effective Amendment No. 2 to Form S-3, File No. 333-49433, filed on July 26, 2002).

10.28
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

10.31
Agreement of Purchase and Sale, dated March 14, 2001, by and among Prentiss Properties Acquisition Partners, L.P., Prentiss Properties Limited, Inc. and Brandywine Operating Partnership, L.P. (filed as Exhibit 10.4 to our Current Report on Form 8-K, filed March 22, 2001, File No. 001-14516, and incorporated by reference herein).

10.32
Contribution Agreement, dated March 14, 2001, by and between Prentiss Properties Acquisition Partners, L.P. and Brandywine Operating Partnership, L.P. (filed as Exhibit 10.5 to our Current Report on Form 8-K, filed March 22, 2001, File No. 001-14516, and incorporated by reference herein).

10.33
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

10.41
Promissory Note, dated as of June 28, 1999, by and between Christopher M. Hipps and Prentiss Properties Limited, Inc. (filed as Exhibit 10.37 to our Report on Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.42
Purchase Agreement, dated February 25, 2002, by and among Prentiss Properties Trust, Prentiss Properties Acquisition Partners, L.P., Prentiss Properties I, Inc. and Salomon Smith Barney Inc. (filed as Exhibit 10.38 to our Report on Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.43
Registration Rights Agreement, dated February 25, 2002, by and among Prentiss Properties Trust and Salomon Smith Barney Inc. (filed as Exhibit 10.39 to our Report on Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.44
Sales Agreement between us and Brinson Patrick Securities Corporation, dated June 10, 2002 (filed as Exhibit 1.1 to our Post Effective Amendment No. 2 to Form S-3, File No. 333-49433, filed on July 26, 2002).

*	Filed herewith.

(b)  Reports on Form 8-K

We did not file any Reports on Form 8-K for or during the period April 1, 2002 through June 30, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRENTISS PROPERTIES TRUST

Date: August 12, 2002	By:	/s/ THOMAS P. SIMON
Thomas P. Simon Senior Vice President and Chief Accounting Officer (Principal Accounting Officer and Duly Authorized Officer of the Company)