Form 10-Q
period 2002-09-30
PRENTISS PROPERTIES TRUST/MD
filed 2002-11-14
CIK 1011699

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2002

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

Yes ☒ No ☐

The number of Common Shares of Beneficial Interest, $0.01 par value, outstanding as of November 12, 2002, was 38,962,546 and the number of outstanding Participating Cumulative Redeemable Preferred Shares of Beneficial Interest, Series D, was 3,773,585.

PRENTISS PROPERTIES TRUST

INDEX

Part I: FINANCIAL INFORMATION		Page Number

Item 1.	Financial Statements

	Consolidated Balance Sheets of Prentiss Properties Trust at September 30, 2002 (unaudited) and December 31, 2001	5

	Consolidated Statements of Income of Prentiss Properties Trust for the three and nine months ended September 30, 2002 and 2001 (unaudited)	6

	Consolidated Statements of Comprehensive Income of Prentiss Properties Trust for the three and nine months ended September 30, 2002 and 2001 (unaudited)	7

	Consolidated Statements of Cash Flows of Prentiss Properties Trust for the nine months ended September 30, 2002 and 2001 (unaudited)	8

	Notes to Consolidated Financial Statements	9-16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-29

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	29-30

Item 4.	Controls and Procedures	30

Part II: OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 2.	Changes in Securities and Use of Proceeds	31

Item 3.	Default Upon Senior Securities	31

Item 4.	Submission of Matters to a Vote of Security Holders	31

Item 5.	Other Information	31

Item 6.	Exhibits and Reports on Form 8-K	31-33

SIGNATURE		34

CERTIFICATIONS		35-36

FORWARD LOOKING STATEMENT

This Form 10-Q and the documents incorporated by reference into this Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project,” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management as well as assumptions made by us and information currently available to us. These forward-looking statements are subject to certain risks, uncertainties and assumptions, including risks, uncertainties and assumptions related to the following:

•	The geographic concentration of our properties;

•	Our real estate acquisition, redevelopment, development and construction activities;

•	Factors that could result in the poor operating performance of our properties including tenant defaults and increased costs such as insurance;

•	Competition in markets where we have properties;

•	Environmental and Americans with Disabilities Act compliance issues related to our properties;

•	Some of our properties may be subject to uninsured losses;

•	Our properties are illiquid assets;

•	Our incurrence of debt and use of variable rate debt and derivative financial instruments;

•	Limited ability of shareholders to effect a change of control;

•	Our failure to qualify as a REIT;

•	Conflicts of interest;

•	Changes in our investment, financing and borrowing policies without shareholder approval;

•	Our dependence on key personnel;

•	Our third-party property management, leasing, development and construction business and related services;

•	The effect of shares available for future sale on the price of common shares; and

•	Changes in market conditions including market interest rates.

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

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements

(this page intentionally left blank)

PRENTISS PROPERTIES TRUST
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

ASSETS	September 30, 2002	December 31, 2001
Operating real estate:	(unaudited )
Land	$293,860	$296,105
Building and improvements	1,602,089	1,510,934
Less: accumulated depreciation	(169,265)	(146,349)

	1,726,684	1,660,690

Asset held for sale	21,002
Construction in progress	37,450	64,410
Land held for development	65,244	53,504
Deferred charges and other assets, net	151,652	144,329
Notes receivable	13,354	13,354
Accounts receivable, net	36,936	39,936
Cash and cash equivalents	6,753	5,845
Escrowed cash	9,326	13,674
Investments in securities	3,890	3,398
Investments in joint ventures and unconsolidated subsidiaries	20,891	31,453

Total assets	$2,093,182	$2,030,593

LIABILITIES AND SHAREHOLDERS’ EQUITY
Mortgages and notes payable	$975,145	$907,734
Interest rate hedges	17,217	10,490
Accounts payable and other liabilities	79,917	76,022
Other payables (affiliates)	6,384	4,384
Distributions payable	26,936	25,977

Total liabilities	1,105,599	1,024,607

Minority interest in operating partnership	134,052	184,597

Minority interest in real estate partnerships	2,861	1,589

Commitments and contingencies

Preferred shares $ .01 par value, 20,000,000 shares authorized, 3,773,585 shares issued and outstanding	100,000	100,000
Common shares $ .01 par value, 100,000,000 shares authorized, 43,938,166 and 42,106,896 (includes 4,984,401 and 5,091,009 in treasury) shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	439	421
Additional paid-in capital	882,244	833,314
Common shares in treasury at cost, 4,984,401 and 5,091,009 shares at September 30, 2002 and December 31, 2001, respectively	(118,476)	(118,228)
Unearned compensation	(1,981)	(2,556)
Accumulated other comprehensive income	(16,293)	(9,655)
Retained earnings	4,737	16,504

Total shareholders’ equity	850,670	819,800

Total liabilities and shareholders’ equity	$2,093,182	$2,030,593

The accompanying notes are an integral part of these consolidated financial statements.

PRENTISS PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues:
Rental income	$88,050	$83,867	$260,337	$251,340
Management and other fees, net	963	1,443	3,506	3,958

	89,013	85,310	263,843	255,298

Expenses:
Property operating and maintenance	21,778	19,195	63,654	57,223
Real estate taxes	9,680	9,750	31,249	29,881
General and administrative and personnel costs	2,467	2,737	7,709	8,102
Interest expense	17,233	15,898	50,149	49,878
Amortization of deferred financing costs	500	402	1,314	1,205
Depreciation and amortization	17,923	16,022	52,423	46,843

	69,581	64,004	206,498	193,132

Equity in income of joint ventures and unconsolidated subsidiaries	308	212	2,192	2,204
Merger termination fee	—	—	—	17,000

Income from continuing operations before gain/(loss) from property dispositions and minority interests	19,740	21,518	59,537	81,370

(Loss)/gain on sale of properties	—	(125)	—	14,038
Minority interests	(2,770)	(4,053)	(8,396)	(13,436)

Income from continuing operations	16,970	17,340	51,141	81,972

Discontinued operations:
Income from discontinued operations	554	531	2,000	2,131
Gain from disposition of discontinued operations	5,599	—	5,599	—
Minority interests related to discontinued operations	(229)	(23)	(285)	(93)

	5,924	508	7,314	2,038

Income before extraordinary items	22,894	17,848	58,455	84,010

Extraordinary items	—	—	—	(367)

Net income	$22,894	$17,848	$58,455	$83,643

Preferred dividends	(2,113)	(2,019)	(6,245)	(5,868)

Net income applicable to common shareholders	$20,781	$15,829	$52,210	$77,775

Basic earnings per common share:
Income before discontinued operations and extraordinary items	$0.38	$0.42	$1.18	$2.08
Discontinued operations	$0.15	$0.01	$0.19	$0.05
Extraordinary items	$—	$—	$—	$(0.01)

Net income per common share – basic	$0.53	$0.43	$1.37	$2.12

Weighted average number of common shares outstanding – basic	38,909	36,864	38,224	36,646

Diluted earnings per common share:
Income before discontinued operations and extraordinary items	$0.38	$0.42	$1.17	$2.01
Discontinued operations	$0.15	$0.01	$0.19	$0.05
Extraordinary items	$—	$—	$—	$(0.01)

Net income per common share-diluted	$0.53	$0.43	$1.36	$2.05

Weighted average number of common shares and common share equivalents outstanding-diluted	39,089	37,237	38,506	40,782

The accompanying notes are an integral part of these consolidated financial statements.

PRENTISS PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net income	$22,894	$17,848	$58,455	$83,643

Unrealized gains and losses on securities:
Unrealized (losses)/gains arising during the period	(437)	(6)	(178)	182
Unrealized losses on interest rate hedges:
Cumulative transition adjustment	—	—	—	(2,513)
Unrealized losses arising during the period	(5,148)	(7,376)	(6,895)	(10,140)
Reclassification adjustment for losses included in earnings	143	143	435	286

Other comprehensive income	(5,442)	(7,239)	(6,638)	(12,185)

Comprehensive income	$17,452	$10,609	$51,817	$71,458

The accompanying notes are an integral part of these consolidated financial statements.

PRENTISS PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2002	2001
Cash Flows from Operating Activities:
Net income	$58,455	$83,643
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interests	8,681	13,529
Extraordinary items	—	367
Gain on sales of real estate	(5,599)	(14,038)
Provision for doubtful accounts	3,246	(669)
Depreciation and amortization	54,091	48,550
Amortization of deferred financing costs	1,314	1,205
Non-cash compensation	1,224	1,383
Reclassification of accumulated other comprehensive income	435	286
Gain on derivative financial instruments	(168)	—
Changes in assets and liabilities:
Deferred charges and other assets	(5,729)	1,762
Accounts receivable	741	(7,645)
Escrowed cash	4,348	12,253
Other payables/receivables (affiliates)	2,000	(2,014)
Accounts payable and other liabilities	(352)	(16,842)

Net cash provided by operating activities	122,687	121,770

Cash Flows from Investing Activities:
Development/redevelopment of real estate	(20,145)	(70,403)
Purchase of real estate	(58,835)	(130,956)
Purchase of mortgage loan	(47,000)	—
Capital expenditures for in-service properties	(18,153)	(19,006)
Distributions in excess of earnings of joint ventures and unconsolidated subsidiaries	93	1,943
Investment in joint ventures and unconsolidated subsidiaries	—	(1,438)
Investment in securities	(670)	(2,029)
Proceeds from the sale of real estate	33,284	196,997

Net cash used in investing activities	(111,426)	(24,892)

Cash Flows from Financing Activities:
Net proceeds from sale of common shares	52,025	8,244
Purchase of treasury shares	(2,472)	(5,833)
Redemption of preferred units	(50,535)	—
Capital contribution from limited partners	1,488	—
Distributions paid to limited partners	(2,475)	(2,535)
Distributions paid to common shareholders	(61,960)	(55,075)
Distributions paid to preferred shareholders	(6,151)	(5,679)
Distributions paid to preferred unit holders	(7,684)	(9,644)
Payment for early extinguishment of debt	—	(50)
Proceeds from mortgages and notes payable	430,100	396,125
Repayments of mortgages and notes payable	(362,689)	(422,454)

Net cash used in financing activities	(10,353)	(96,901)

Net change in cash and cash equivalents	908	(23)
Cash and cash equivalents, beginning of period	5,845	5,452

Cash and cash equivalents, end of period	$6,753	$5,429

Supplemental Cash Flow Information:
Cash paid for interest	$51,839	$52,661

The accompanying notes are an integral part of these consolidated financial statements

PRENTISS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    The Organization

We are a self-administered and self-managed Maryland REIT that acquires, owns, manages, leases, develops and builds primarily office properties throughout the United States. We are self-administered in that we provide our own administrative services, such as accounting, tax and legal, through our own employees. We are self-managed in that we provide all the management and maintenance services that our properties require through our own employees, such as, property managers, leasing professionals and engineers. We operate principally through our operating partnership, Prentiss Properties Acquisition Partners, L.P., and its subsidiaries, and a management company, Prentiss Properties Resources, Inc. and its subsidiaries. Our regional management offices are located in San Diego, Oakland, Dallas, Chicago and Washington, D.C. As of September 30, 2002, we owned interests in a diversified portfolio of 139 primarily suburban Class A office and suburban industrial properties as follows:

	Number of Buildings	Net Rentable Square Feet
	(in thousands)
Office properties	108	15,262
Industrial properties	31	2,294

Total	139	17,556

Our properties include 2 office properties containing 222,000 net rentable square feet that were in various stages of development at September 30, 2002. As of September 30, 2002, our properties, exclusive of the development properties, were 93% leased to approximately 1,100 tenants. In addition to managing properties that we own, we manage approximately 14.8 million net rentable square feet in office, industrial and other properties for third parties.

We have determined that our reportable segments are those that are based on our method of internal reporting, which disaggregates our business by geographic region. In April 2001, we completed an asset exchange with Brandywine Realty Trust, which included the sale of all of the properties comprising our Northeast Region, and as a result, at September 30, 2002, we no longer had operations in the Northeast Region. In addition, during December 2001, we divided our West Region into separate Northern and Southern California Regions. As of September 30, 2002, our reportable segments include our five regions (1) Mid-Atlantic; (2) Midwest; (3) Southwest; (4) Northern California; and (5) Southern California.

Our properties are located in 12 markets, which are included in our reportable segments as follows:

Reportable Segment	Market
Mid-Atlantic	Metropolitan Washington DC, Atlanta
Midwest	Chicago, Suburban Detroit
Southwest	Dallas/Fort Worth, Austin, Denver, Houston
Northern California	Oakland, Sacramento
Southern California	San Diego, Los Angeles

Transactions

During the three months ended September 30, 2002, we disposed of seven industrial properties containing 875,000 net rentable square feet. The sale, which included all of the industrial properties within our Mid-Atlantic portfolio, resulted in gross proceeds of $33.8 million which were used to repay a portion of the outstanding borrowings under our revolving credit facility. In addition, we committed to a plan to sell the Academy property, a 194,000 net rentable square foot office property located in the Los Angeles area. We recorded a gain on sale on our industrial properties totaling $8.5 million, which was partially offset by a write-down of $2.9 million, representing the amount by which the carrying amount of our Academy property exceeded our estimate of the fair value of the property, less cost to sell. The Academy property was subsequently sold on October 17, 2002 for gross proceeds totaling $22.2 million. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective for financial statements issued for fiscal years beginning after December 15, 2001, net income and gain/(loss) for real estate properties sold and real estate properties held for sale are to be reflected in the consolidated statements of income as discontinued operations. Below is a summary of our combined results of operations before gain/(loss) from our Mid-Atlantic industrial properties and our Academy property for the three and nine months ended September 30, 2002 and 2001, respectively.

PRENTISS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2002	2001	2002	2001
Discontinued Operations:
Property revenues:
Rental income	$1,809	$1,833	$5,830	$5,830

Property revenues	1,809	1,833	5,830	5,830

Property expenses:
Property operating and maintenance	570	573	1,630	1,496
Real estate taxes	168	145	532	496
Depreciation and amortization	517	584	1,668	1,707

Property expenses	1,255	1,302	3,830	3,699

Property revenues less property expenses	$554	$531	$2,000	$2,131

In addition to the property related transactions described above, during the period, we transitioned one office property, located in Austin, Texas and containing 223,000 net rentable square feet from development into operations.

On July 24, 2002, using proceeds from our revolving credit facility, we repurchased 100,000 common shares for an aggregate purchase price of $2.47 million, or $24.72 per share. At September 30, 2002, under authorization by our board of trustees, we have the ability to repurchase an additional 1.0 million common shares under our share repurchase program.

2.    Basis of Presentation

The accompanying financial statements are unaudited; however, our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results to be obtained for the full fiscal year. These financial statements should be read in conjunction with our audited financial statements, and notes thereto, included in our annual report on Form 10-K for the fiscal year ended December 31, 2001.

3.    Accounts Receivable, Net

Accounts receivable consisted of the following at September 30, 2002 and December 31, 2001:

	September 30, 2002	December 31, 2001
	(in thousands)
Rents and services	$7,157	$10,218
Accruable rental income	34,607	26,940
Other	1,504	5,864

	43,268	43,022
Less: allowance for doubtful accounts	(6,332)	(3,086)

	$36,936	$39,936

4.    Investment in Joint Ventures and Unconsolidated Subsidiaries

The following information summarizes the financial position at September 30, 2002 and December 31, 2001 and the results of operations for the three and nine month periods ended September 30, 2002 and 2001 for the investments in which we held a non-controlling interest during the period presented:

PRENTISS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summary of Financial Position:	Total Assets		Total Debt (8)		Total Equity		Company’s Investment
(in thousands)	Sept. 30, 2002	Dec. 31, 2001	Sept. 30, 2002	Dec. 31, 2001	Sept. 30, 2002	Dec. 31, 2001	Sept. 30, 2002	Dec. 31, 2001
Broadmoor Austin Associates (1)	$110,125	$114,101	$146,175	$150,423	$(36,686)	$(37,009)	$3,852	$3,882
Burnett Plaza Associates (2)	—	102,484	—	47,000	—	51,526	—	10,347
PPS Partners LLC (3)	—	126	—	—	—	92	—	79
Prentiss Properties Resources, Inc. (4)	11,836	11,710	—	—	6,150	5,799	5,993	5,649
Tysons International Partners (5)	95,699	99,059	60,799	61,290	33,065	36,158	9,939	10,389
Other Investments (6)	—	—	—	—	—	—	1,107	1,107

Total							$20,891	$31,453

For the Three Months Ended September 30, 2002 and 2001

Summary of Operations:	Total Revenue		Net Income		Company’s Share of Net Income/(Loss)
(in thousands)	2002	2001	2002	2001	2002	2001
Broadmoor Austin Associates (1)	$4,972	$4,958	$1,009	$958	$504	$479
Burnett Plaza Associates (2)	—	5,392	—	1,213	—	242
PPS Partners LLC (3)	—	193	—	124	—	93
Prentiss Properties Resources, Inc.(4)	3,240	3,380	(252)	(633)	(247)	(620)
Tysons International Partners (5)	3,241	3,193	203	70	51	18

Total					$308	$212

For the Nine Months Ended September 30, 2002 and 2001
Summary of Operations:	Total Revenue		Net Income		Company’s Share of Net Income/(Loss)
(in thousands)	2002	2001	2002	2001	2002	2001
Broadmoor Austin Associates (1)	$14,916	$14,872	$3,033	$2,936	$1,517	$1,468
Burnett Plaza Associates (2)	4,302	15,906	960	3,754	192	751
Lot 21 Associates L.P. (7)	—	130	—	—	—	—
PPS Partners LLC (3)	44	550	(13)	346	(10)	260
Prentiss Properties Limited, Inc.(4)	—	4,939	—	558	—	558
Prentiss Properties Resources, Inc.(4)	10,676	7,236	351	(921)	344	(903)
Project 127 Partners, L.P. (7)	—	76	—	(11)	—	(6)
Tysons International Partners (5)	9,793	6,669	596	305	149	76

Total					$2,192	$2,204

(1)	We own a 50% non-controlling interest in Broadmoor Austin Associates, an entity, which owns a seven-building, 1.1 million net rentable square foot office complex in Austin.
(2)
At December 31, 2001, we owned a 20% non-controlling interest in Burnett Plaza Associates, an entity, which owns a 1.0 million net rentable square foot office building in downtown Fort Worth. On March 7, 2002, we acquired the remaining 80% interest in Burnett Plaza Associates. The summary of operations above includes the results of operations for the periods prior to our acquisition of a controlling interest on March 7, 2002.

(3)
PPS Partners LLC was a joint venture between Prentiss Properties Acquisition Partners, L.P. and a third-party property owner. The third-party property owner contributed property management contracts to PPS Partners LLC. Prentiss Properties Acquisition Partners, L.P. through a sub-management contract managed the properties and participated in the net income of the joint venture. Effective October 2001, Prentiss Properties Acquisition Partners, L.P. resigned the management duties of the properties.

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

PRENTISS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.    Mortgages and Notes Payable

At September 30, 2002, we had mortgages and notes payable of $975.1 million, excluding our proportionate share of debt from our investments in joint ventures.

The following table sets forth our mortgages and notes payable as of September 30, 2002 and December 31, 2001:

Description	September 30, 2002	December 31, 2001	Amortization	Interest Rate	Maturity
	(in thousands)
Collateralized term loan	$71,750	$72,313	25 yr	LIBOR + 1.625%	September 30, 2004
Revolving credit facility	118,500	118,500	None	LIBOR + 1.375%	May 23, 2005
Unsecured term loan	75,000	75,000	None	LIBOR + 1.375%	March 16, 2006
PPREFI portfolio loan	180,100	180,100	None	7.58%	February 26, 2007
Mortgage notes payable	529,795	461,821	(1)	(2)	(2)

	$975,145	$907,734

(1)
Excluding the $72.1 million financing of our Burnett Plaza property, which requires interest only payments until maturity, our mortgage notes have debt service requirements based on amortization terms ranging from 25 to 30 years.

(2)
Excluding the Burnett Plaza financing, which has an interest rate equal to LIBOR plus 215 basis points, the interest rates range from 6.63% to 8.63% with a weighted average interest rate of 7.39% at September 30, 2002. Maturity dates range from December 2003 through June 2013 with a weighted average maturity of 6.6 years from September 30, 2002.

Our mortgages and notes payable at September 30, 2002 consisted of $637.8 million of fixed rate, non-recourse, long-term mortgages and $337.3 million of floating rate debt, $250.0 million of which was hedged at September 30, 2002 with variable to fixed rate hedges.

Future scheduled principal repayments of our outstanding mortgages and notes payable are as follows:

(in thousands)
2002	$1,535
2003	9,179
2004	99,378
2005	229,120
2006	89,978
Thereafter	545,955

$975,145

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

PRENTISS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified to earnings. This reclassification is consistent with when the hedged items are recognized in earnings. Within the next twelve months, we expect to reclassify to earnings approximately $7.3 million of the current balance held in accumulated other comprehensive income.

PRENTISS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the notional amounts and fair values of our derivative financial instruments as of September 30, 2002. The notional amount provides an indication of the extent of our involvement in these instruments as of the balance sheet date, but does not represent exposure to credit, interest rate or market risks.

Notional Amount	Swap Rate Paid (Fixed)	Effective FixedRate	Swap Rate Received (Variable) at September 30, 2002	Swap Maturity	Fair Value
					(in thousands)
$ 50 million	2.275%	3.653%	1.81125%	January 2003	$(73)
$ 50 million	6.253%	7.628%	1.81125%	September 2004	(4,209)
$ 60 million	6.248%	7.623%	1.81125%	September 2004	(5,045)
$ 15 million	4.345%	6.495%	1.81125%	July 2005	(807)
$ 25 million	4.345%	6.495%	1.81125%	July 2005	(1,344)
$ 20 million	5.985%	7.610%	1.81125%	March 2006	(2,238)
$ 30 million	5.990%	7.615%	1.81125%	March 2006	(3,361)
$ 50 million(1)	1.990%	3.365%	1.81125%	August 2003	(140)

Total					$(17,217)

(1)	The interest rate swap takes effect upon the expiration of our $50 million swap expiring in January 2003.

Cash payments made under the interest rate swap agreements exceeded cash receipts from the interest rate swap agreements by $2.0 million and $1.1 million for the three months ended September 30, 2002 and 2001, respectively.

7.    Distribution

On September 17, 2002, we declared a cash distribution for the third quarter of 2002 in the amount of $0.56 per share, payable on October 11, 2002, to common shareholders of record on September 30, 2002. Additionally, we determined that a distribution of $0.56 per common unit would be made to the partners of the operating partnership and the holders of our Series D Convertible Preferred Shares. The distributions totaled $24.8 million and were paid October 11, 2002. In addition, quarterly distributions totaling $2.2 million in the aggregate were declared in September 2002, payable to the holders of our Series B Perpetual Preferred Units and our Series E Preferred Units. The distributions, which equate to an annualized 8.3% of the face amount of the Series B Perpetual Preferred Units and an annualized 7.5% of the face amount of the Series E Preferred Units, were paid on October 3, 2002 and October 15, 2002, respectively.

8.    Supplemental Disclosure of Non-Cash Activities

During the three months ended September 30, 2002, we declared cash distributions totaling $24.8 million payable to holders of common shares, operating partnership units and Series D Convertible Preferred Shares. The distributions were paid October 11, 2002. In addition, distributions totaling $2.2 million were declared in September 2002, payable to holders of our Series B Perpetual Preferred Units and Series E Preferred Units. The distributions were paid on October 3, 2002 and October 15, 2002 to our holders of our Series B Perpetual Preferred Units and our Series E Preferred Units, respectively.

Pursuant to our long-term incentive plan, during the nine months ended September 30, 2002, we issued 30,600 restricted common shares to various key employees. The shares, which had a market value of approximately $860,000 based upon the per share price on the date of grant, were classified as unearned compensation and recorded in the shareholders’ equity section of the consolidated balance sheet. The unearned compensation is amortized quarterly as compensation expense over the three-year vesting period.

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

PRENTISS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the nine months ended September 30, 2002, we marked-to-market our investments in securities and our interest rate hedges. During the nine months ended September 30, 2002, we recorded unrealized losses of $178,000 and $6.9 million on our investments in securities and interest rate hedges, respectively.

During the nine months ended September 30, 2002, common shares in treasury increased by $248,000, representing a decrease of $14.2 million related to the consummation of the private placement of 613,750 common shares with Salomon Smith Barney Inc., offset by an increase of $14.5 million related to (1) the buy back of 100,000 common shares for gross consideration of $2.5 million and (2) non-cash activities including $11.7 million attributable to 394,365 common shares surrendered as payment of the exercise price and statutory tax withholdings for certain share options exercised during the period and $304,000, representing 12,777 restricted share grants forfeited as a result of an employee termination during the period.

As a result of the sale of our Mid-Atlantic industrial properties, during the three months ended September 30, 2002, we removed accumulated depreciation and accumulated amortization of $7.1 million and $351,000, respectively. In addition, receivables, other assets and liabilities totaling $237,000, $346,000 and $248,000, respectively were removed.

9.    Segment Information

The tables below present information about segment assets and income from continuing operations used by our chief operating decision maker as of and for the three and nine month periods ended September 30, 2002 and 2001:

For the Three Months Ended September 30, 2002
(in thousands)
	Mid- Atlantic	Midwest	Northeast	Southwest	Northern California	Southern California	Total Segments	Corporate Not Allocable To Segments	Consolidated Total
Revenues	$23,588	$15,880	$—	$30,445	$10,974	$7,532	$88,419	$594	$89,013

Income from continuing operations	$13,066	$5,638	$—	$12,752	$4,587	$3,822	$39,865	$(22,895)	$16,970

Assets	$562,768	$384,277	$—	$641,967	$266,948	$202,287	$2,058,247	$34,935	$2,093,182

For the Three Months Ended September 30, 2001 (in thousands)
	Mid- Atlantic	Midwest	Northeast	Southwest	Northern California	Southern California	Total Segments	Corporate Not Allocable To Segments	Consolidated Total
Revenues	$23,900	$18,087	$—	$24,378	$11,244	$6,929	$84,538	$772	$85,310

Income from continuing operations	$13,060	$8,190	$—	$10,122	$5,212	$3,653	$40,237	$(22,897)	$17,340

Assets	$604,938	$375,663	$—	$546,969	$267,932	$194,701	$1,990,203	$28,374	$2,018,577

For the Nine Months Ended September 30, 2002 (in thousands)
	Mid- Atlantic	Midwest	Northeast	Southwest	Northern California	Southern California	Total Segments	Corporate Not Allocable To Segments	Consolidated Total
Revenues	$69,428	$46,983	$—	$89,545	$33,370	$22,371	$261,697	$2,146	$263,843

Income from continuing operations	$36,055	$19,028	$—	$36,249	$14,238	$10,967	$116,537	$(65,396)	$51,141

For the Nine Months Ended September 30, 2001 (in thousands)
	Mid- Atlantic	Midwest	Northeast	Southwest	Northern California	Southern California	Total Segments	Corporate Not Allocable To Segments	Consolidated Total
Revenues	$66,755	$54,056	$8,422	$70,567	$32,974	$21,072	$253,846	$1,452	$255,298

Incoming from continuing operations	$30,291	$35,944	$5,766	$30,735	$16,264	$17,609	$136,609	$(54,637)	$81,972

PRENTISS PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10.    Earnings per Share

We calculate earnings per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” which requires a dual presentation of basic and diluted earnings per share on the face of the income statement. Additionally, the statement requires a reconciliation of the numerator and denominator used in computing basic and diluted earnings per share. The table below presents a reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share for the three and nine month periods ended September 30, 2002 and 2001:

(in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Reconciliation of the numerator used for basic earnings per share
Net income	$22,894	$17,848	$58,455	$83,643
Preferred dividends	(2,113)	(2,019)	(6,245)	(5,868)

Net income available to common shareholders	$20,781	$15,829	$52,210	$77,775

Reconciliation of the denominator used for basic earnings per share
Weighted average common shares outstanding	38,909	36,864	38,224	36,646

Basic earnings per share	$0.53	$0.43	$1.37	$2.12

Reconciliation of the numerator used for dilutive earnings per share
Net income	$22,894	$17,848	$58,455	$83,643
Preferred dividends	(2,113)	(2,019)	(6,245)

	$20,781	$15,829	$52,210	$83,643

Reconciliation of the denominator used for dilutive earnings per share
Weighted average common shares outstanding	38,909	36,864	38,224	36,646
Preferred shares (1)				3,774
Options	180	373	282	362

Weighted average common shares and common share equivalents	39,089	37,237	38,506	40,782

Diluted earnings per share	$0.53	$0.43	$1.36	$2.05

(1)
Preferred shares for the three and nine months ended September 30, 2002 and the three months ended September 30, 2001 are excluded from the denominator in calculating dilutive earnings per share as such shares were anti-dilutive for the periods; therefore, the numerator used in the calculation of dilutive earnings per share is income available to common shareholders for the three and nine months ended September 30, 2002 and the three months ended September 30, 2001 as compared to the nine months ended September 30, 2001, for which the numerator is net income.

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

12.    Subsequent Events

On October 17, 2002, we completed the disposition of our Academy property resulting in gross proceeds of $22.2 million. The proceeds were used to repay a portion of the outstanding borrowings under our revolving credit facility.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a real estate company organized as a Maryland REIT. We acquire, own, manage, lease, develop and build primarily office properties throughout the United States. We operate principally through our operating partnership, Prentiss Properties Acquisition Partners, L.P. and its subsidiaries, and a management company, Prentiss Properties Resources, Inc. and its subsidiaries. As of September 30, 2002, we owned interests in a diversified portfolio of 137 operating properties totaling 17.3 million net rentable square feet and 2 development projects totaling 222,000 net rentable square feet. The properties consist of 108 office and 31 industrial properties containing in the aggregate 17.6 million net rentable square feet. Our organization consists of a corporate office located in Dallas, Texas and five regional offices each of which operates under the guidance of a member of our senior management team. The following are the markets in which our properties are located with the first market being the location of each regional office:

Regions	Markets
Mid-Atlantic	Metropolitan Washington DC, Atlanta
Midwest	Chicago, Suburban Detroit
Southwest	Dallas/Fort Worth, Austin, Denver, Houston
Northern California	Oakland, Sacramento
Southern California	San Diego, Los Angeles

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

Impairment of long-lived assets and long-lived assets to be disposed of

Real estate and leasehold improvements are classified as long-lived assets held for sale or long-lived assets to be held and used. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we record assets held for sale at the lower of the carrying amount or fair value, less cost to sell. As of September 30, 2002, we classified our Academy property, a 194,000 net rentable square foot office property in Los Angeles, California, as held for sale. During the period, we recognized an impairment loss of $2.9 million representing the difference between the carrying amount of the property and our estimate of fair value, less cost to sell. With respect to assets classified as held and used, we periodically review these assets to determine whether our carrying amount will be recovered. All of our long-lived assets, with the exception of our Academy property, were classified as held and used at September 30, 2002. Our operating real estate, which comprises the majority of our long-lived assets, had a carrying amount of $1.7 billion at September 30, 2002. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. We recognize an impairment loss to the extent the carrying amount is not recoverable. The impairment loss is the amount by which the carrying amount exceeds the fair value. Our determination of expected cash flows generated from our properties requires us to make assumptions related to future occupancy of our properties, future rental rates, tenant concessions, operating expenditures, property taxes, capital improvements, the ability of our tenants to perform pursuant to their lease obligations and the proceeds generated from the eventual sale of our properties. If one or more of our assumptions proves incorrect or if our assumptions change, we may need to recognize an impairment loss on our properties in the future. In addition, if by necessity, we are forced to sell one or more of our properties in a weak economic environment, the proceeds generated from the sale may not be adequate to recover our carrying amount and thus, result in the recognition of a loss on sale. The recognition of a loss on sale would negatively impact our current earnings. Impairment recognition would negatively impact the recorded value of our assets and reduce current period earnings.

Allowance for doubtful accounts

Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Our receivable balance is comprised primarily of accrued rental rate increases to be received over the life of in-place leases as well as rents and operating cost recoveries due from tenants. We regularly evaluate the adequacy of our allowance for doubtful accounts considering such factors as credit quality of our tenants, delinquency of payment, historical trends and current economic conditions. At September 30, 2002, we had total receivables of $43.3 million and an allowance for doubtful accounts of $6.3 million, resulting in a net receivable balance of $36.9 million. Of the $43.3 million in total receivables, $34.6 million represents accrued rental rate increases to be received over the life of in-place leases. It is our policy to reserve all outstanding receivables that are 90-days past due along with a portion of the remaining receivable balance that we feel is adequate based on our evaluation of our outstanding receivable balance. In addition, we increase our allowance for doubtful accounts for accrued rental rate increases, if we determine such future rent may become uncollectible. Actual results may differ from these estimates under different assumptions or conditions. If our assumptions, regarding the collectibility of accounts receivable, prove incorrect, we could experience write-offs in excess of our allowance for doubtful accounts, which would result in a decrease in our earnings.

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

Results of Operations

As an owner of real estate, the majority of our income and cash flow is derived from rental income received pursuant to tenant leases for space at our properties; and thus, our earnings would be negatively impacted by a deterioration of our rental income. One or more factors could result in a deterioration of rental income including (1) our failure to renew or execute new leases as current leases expire; (2) our failure to renew or execute new leases with rental terms at or above the terms of in-place leases; and (3) tenant defaults.

Our failure to renew or execute new leases as current leases expire or to execute new leases with rental terms at or above the terms of in-place leases is dependent on factors such as (1) the local economic climate, which may be adversely impacted by business layoffs or downsizing, industry slowdowns, changing demographics and other factors, and (2) local real estate conditions, such as reduced demand for office and industrial space and oversupply or competition within the market.

At September 30, 2002, we had 16.1 million square feet of in-place leases representing 92.8% of the net rentable square feet of our operating properties. Our leases range in term from 1 month to 17 years with an average term of 5 to 7 years. The 16.1 million square feet of in-place leases expire as follows:

(square feet in thousands)	Square Feet
2002	306	1.9%
2003	1,713	10.6%
2004	2,650	16.5%
2005	2,094	13.0%
2006	1,862	11.6%
Thereafter	7,462	46.4%

	16,087	100.0%

If one or more tenants fail to pay their rent due to bankruptcy, weakened financial condition or otherwise, our income, cash flow and ability to make distributions would be negatively impacted. At any time, a tenant may seek the protection of the bankruptcy laws, which could result in delays in rental payments or in the rejection and termination of such tenant leases.

On July 21, 2002, WorldCom, Inc. announced that WorldCom and substantially all of its active U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Code in the United States Bankruptcy Court.

We have eight office lease agreements with WorldCom subsidiaries. These eight leases total 271,402 square feet in five of our office developments. Annualized base rental revenue from these leases equates to approximately $6.1 million, or less than 2% of our annualized base rental revenue. All rent due as of September 30, 2002 under these office lease agreements, has been collected. Expiration dates for WorldCom related office leases breakdown as follows: 17,118 square feet expires in March 2003; 35,946 square feet expires in July 2003; 106,576 square feet expires in April 2005; and 111,762 square feet expires at various times in 2006. Base rental rates under these leases range from $17.50 per square foot to $23.52 per square foot. As of the date of this filing, we are uncertain whether the leases will be accepted or rejected in the bankruptcy proceedings or whether WorldCom or its subsidiaries will continue to pay in accordance with the lease terms.

In addition to the office lease agreements, we have eight rooftop antenna lease agreements with WorldCom subsidiaries. These eight leases are spread over seven of our office developments and expire at various dates through June 30, 2008. Annualized rent from these leases equates to $205,000.

Comparison of the Three Months Ended September 30, 2002 to the Three Months Ended September 30, 2001

The table below presents our statement of operations for the three month periods ended September 30, 2002 and September 30, 2001:

	Three Months Ended September 30,
(in thousands)	2002	2001
Statement of Operations
Revenues:
Rental income	$88,050	$83,867
Management and other fees, net	963	1,443

	89,013	85,310

Expenses:
Property operating and maintenance	21,778	19,195
Real estate taxes	9,680	9,750
General and administrative and personnel cost	2,467	2,737
Interest expense	17,233	15,898
Amortization of deferred financing costs	500	402
Depreciation and amortization	17,923	16,022

	69,581	64,004

Equity in income of joint ventures and unconsolidated subsidiaries	308	212

Income from continuing operations before gain/(loss) from property dispositions and minority interests	19,740	21,518

Loss on sale of properties	—	(125)
Minority interests	(2,770)	(4,053)

Income from continuing operations	$16,970	$17,340

Discontinued operations:
Income from discontinued operations	554	531
Gain from disposition of discontinued operations	5,599	—
Minority interests related to discontinued operations	(229)	(23)

	5,924	508

Net income	$22,894	$17,848

Included below is a discussion of the significant events or transactions that have impacted our results of operations when comparing the three month period ended September 30, 2002 to the three month period ended September 30, 2001.

Acquisition of Real Estate.    Prior to March 2002, we owned a 20% non-controlling interest in the joint venture owning the Burnett Plaza property, a 1.0 million net rentable square foot office building located in our Southwest Region. Our 20% interest was accounted for using the equity method of accounting and thus, our share of the results of operations from the property were included in the line item “equity in income of joint ventures and unconsolidated subsidiaries” on our consolidated statement of income. On March 7, 2002, we purchased from Burnett Plaza – VEF III, L.P., an affiliate of Lend Lease Real Estate Investments, its 80% interest in the joint venture for a purchase price of approximately $51.2 million. Subsequent to this purchase, the results of operations for the Burnett Plaza property are consolidated into the results of operations of the operating partnership.

Leasing of Development Projects.    Our results of operations for the three months ended September 30, 2002, have been bolstered by the contribution of several development projects. The projects include approximately 396,000 net rentable square feet in our Southwest Region and 40,000 net rentable square feet in our Southern California Region. At September 30, 2002 these projects were approximately 99% leased.

Redemption of Preferred Units.    On January 3, 2002, we repurchased all of our outstanding 9.45% Series C Cumulative Redeemable Perpetual Preferred Units of our operating partnership for approximately $50.6 million.

Real Estate Dispositions and Real Estate Held for Sale.    During the three months ended September 30, 2002, we disposed of seven industrial properties containing 875,000 net rentable square feet, which included all of the industrial properties within our Mid-Atlantic Region. The sale resulted in gross proceeds of $33.8 million which were used to repay a portion of the outstanding borrowings under our revolving credit facility. In addition, we committed to a plan to sell the Academy property, located within our Southern California

Region. In accordance with Statement of Financial Accounting Standards No. 144, effective for financial statements issued for fiscal years beginning after December 15, 2001, net income and gain/(loss) for real estate properties sold and real estate properties held for sale are to be reflected in the consolidated statements of income as discontinued operations.

Other Significant Events or Transactions.    On November 22, 1999, we acquired 123 North Wacker, a 537,000 net rentable square foot office property located in our Midwest Region for gross proceeds of approximately $87.3 million. The property was primarily leased to a single tenant whose intention was to vacate the property in September 2001 upon the expiration of the in-place lease. Our intention was to convert and market the building for lease as a multi-tenant property. The property, which was vacated as intended, is currently 71% leased.

Included below is a discussion of the material changes in our consolidated statements of income and a discussion of the impact that the significant events or transactions had on one or more line items of our consolidated statements of income when comparing the three month period ended September 30, 2002 to the three month period ended September 30, 2001.

Rental Income.    Rental income increased by $4.2 million, or 5.0%, from $83.9 million to $88.1 million. The acquisition of the Burnett Plaza property in March 2002 and development properties coming on-line resulted in increases of $5.7 million and $1.9 million, respectively. These increases were partially offset by a decrease of $1.1 million related to the 123 North Wacker property and a $2.3 million decline in rental income from our other properties related primarily to occupancy declines in our portfolio.

Property Operating and Maintenance.    Property operating and maintenance costs increased by $2.6 million, or 13.5%, from $19.2 million to $21.8 million. The acquisition of the Burnett Plaza property in March 2002 and development properties coming on-line resulted in increases of $1.4 million and $381,000, respectively. Our 123 North Wacker property accounted for a decrease of $172,000 and our other properties accounted for an increase of $975,000, of which $545,000 was attributable to an increase in our allowance for doubtful accounts during the period.

Real Estate Taxes.    Real estate taxes decreased by $70,000, or less than 1.0%, during the period. The acquisition of the Burnett Plaza property in March 2002 and development properties coming on-line resulted in increases of $386,000 and $105,000, respectively. Our 123 North Wacker property accounted for a decrease of $178,000 and our other properties accounted for a decrease of $384,000, relating primarily to a decrease in actual and estimated property tax assessments for fiscal year 2002.

Interest Expense.    Interest expense increased by $1.3 million, or 8.4%, from $15.9 million to $17.2 million, primarily as a result of an increase in weighted average borrowings outstanding from the three months ended September 30, 2001 to the three months ended September 30, 2002 and a decrease in capitalized interest from $958,000 to $553,000 for the respective periods. The increase was partially offset by a decrease in the weighted average interest rate paid on outstanding borrowings from 7.27% to 6.82% for the respective periods.

Depreciation and Amortization.    Depreciation and amortization increased by $1.9 million, or 11.9%, from $16.0 million to $17.9 million. The acquisition of the Burnett Plaza property in March 2002 and development properties coming on-line resulted in increases of $994,000 and $446,000, respectively. Our 123 North Wacker property accounted for an increase of $288,000 and our other properties accounted for an increase of $152,000.

Minority Interests.    Minority interests decreased by $1.3 million, or 31.7%, from $4.1 million to $2.8 million primarily due to the income allocation related to the Series C Cumulative Redeemable Perpetual Preferred Units that were repurchased in January 2002.

Discontinued Operations.    Discontinued operations increased by $5.4 million from $508,000 to $5.9 million, primarily as a result of the gain from the sale of our industrial properties within our Mid-Atlantic Region which totaled $8.5 million, partially offset by a write-down of $2.9 million, representing the amount by which the carrying amount of our Academy property exceeded our estimate of the fair value of the property, less cost to sell.

Comparison of the Nine Months Ended September 30, 2002 to the Nine Months Ended September 30, 2001

The table below presents our statement of operations for the nine month periods ended September 30, 2002 and September 30, 2001:

	Nine Months Ended September 30,
(in thousands)	2002	2001
Statement of Operations
Revenues:
Rental income	$260,337	$251,340
Management and other fees, net	3,506	3,958

	263,843	255,298

Expenses:
Property operating and maintenance	63,654	57,223
Real estate taxes	31,249	29,881
General and administrative and personnel cost	7,709	8,102
Interest expense	50,149	49,878
Amortization of deferred financing costs	1,314	1,205
Depreciation and amortization	52,423	46,843

	206,498	193,132

Equity in income of joint ventures and unconsolidated subsidiaries	2,192	2,204
Merger termination fee	—	17,000

Income from continuing operations before gain/(loss) from property dispositions and minority interests	59,537	81,370

Gain on sale of properties	—	14,038
Minority interests	(8,396)	(13,436)

Income from continuing operations	$51,141	$81,972

Discontinued operations:
Income from discontinued operations	2,000	2,131
Gain from disposition of discontinued operations	5,599	—
Minority interests related to discontinued operations	(285)	(93)

	7,314	2,038

Income before extraordinary items	58,455	84,010

Extraordinary items	—	(367)

Net income	$58,455	$83,643

Included below is a discussion of the significant events or transactions that have impacted our results of operations when comparing the nine month period ended September 30, 2002 to the nine month period ended September 30, 2001.

Acquisition of Real Estate.    In addition to the acquisition of the Burnett Plaza property in March 2002, we acquired seven wholly-owned office properties and an interest in a real estate joint venture, both of which impact our results of operations when comparing the nine months ended September 30, 2002 to the nine months ended September 30, 2001. The seven wholly-owned properties, located in our Mid-Atlantic Region, contain 1.3 million net rentable square feet and were acquired between April 2001 and July 2001 for an aggregate purchase price of $134.9 million. Our interest in the real estate joint venture, consisting of a 25% non-controlling interest in a joint venture owning two office properties containing 452,000 net rentable square feet in our Mid-Atlantic Region, was acquired in April 2001 for $10.7 million. We account for our interest in the joint venture using the equity method of accounting.

Leasing of Development Projects.    Our results of operations for the nine months ended September 30, 2002, have been bolstered by the contribution of several development projects. The projects include approximately 396,000 net rentable square feet in our Southwest Region, 59,000 net rentable square feet in our Midwest Region and 40,000 net rentable square feet in our Southern California Region. At September 30, 2002 these projects were approximately 99% leased.

Redemption and Issuance of Preferred Units.    In addition to the redemption of our 9.45% Series C Cumulative Redeemable Perpetual Preferred Units in January 2002, we issued $10.0 million of 7.50% Series E Preferred Units in April 2001 as part of the proceeds used in acquiring real estate assets.

Real Estate Dispositions and Real Estate Held for Sale.    In addition to the disposition of the industrial properties within our Mid-Atlantic Region, we disposed of 42 properties containing 2.8 million net rentable square feet that impact our results of operations when comparing the nine months ended September 30, 2002 to the nine months ended September 30, 2001. The 42 properties included 1 property containing 243,000 square feet located in our Mid-Atlantic Region, 5 properties containing 584,000 square feet in our Midwest Region, 5 properties containing 301,000 square feet in our Southern California Region and all of the properties within our Northeast Region which included 31 properties containing 1.7 million square feet.

Termination of Merger.    On September 21, 2000, we entered into a termination and release agreement which provided for the termination of the agreement and plan of merger dated June 27, 2000, between us, our operating partnership, Mack-Cali Realty Corporation, a Maryland corporation and Mack-Cali Realty, L.P., a Delaware limited partnership of which Mack-Cali is the sole general partner. In connection with the termination and release agreement, and pursuant to an escrow agreement dated September 21, 2000, Mack-Cali deposited a $25.0 million termination fee in escrow for our benefit.

Other Significant Events or Transactions.    On November 22, 1999, we acquired 123 North Wacker, a 537,000 net rentable square foot office property located in our Midwest Region for gross proceeds of approximately $87.3 million. The property was primarily leased to a single tenant whose intention was to vacate the property in September 2001 upon the expiration of the in-place lease. Our intention was to convert and market the building for lease as a multi-tenant property. The property, which was vacated as intended, is currently 71% leased.

Included below is a discussion of the material changes in our consolidated statements of income and a discussion of the impact that the significant events or transactions had on one or more line items of our consolidated statements of income when comparing the nine month period ended September 30, 2002 to the nine month period ended September 30, 2001.

Rental Income.    Rental income increased by $9.0 million, or 3.6%, from $251.3 million to $260.3 million. The real estate acquisitions and development properties coming on-line resulted in increases of $19.5 million and $7.9 million, respectively. These increases were partially offset by a decrease of $10.4 million related to property dispositions during the period January 1, 2001 through December 31, 2001, a decrease of $5.2 million related to our 123 North Wacker property and a decrease of $2.9 million from our other properties related primarily to occupancy declines in our portfolio.

Property Operating and Maintenance.    Property operating and maintenance costs increased by $6.4 million, or 11.2%, from $57.2 million to $63.7 million. The real estate acquisitions and development properties coming on-line resulted in increases of $4.3 million and $1.2 million, respectively. These increases were partially offset by a decrease of $2.4 million related to real estate dispositions during the period January 1, 2001 through December 31, 2001 and a decrease of $812,000 related to our 123 North Wacker property. Property operating and maintenance expenses related to our other properties increased by $4.2 million, relating primarily to an increase in our allowance for doubtful accounts of $3.2 million during the period.

Real Estate Taxes.    Real estate taxes increased by $1.4 million, or 4.6% during the period. The real estate acquisitions and development properties coming on-line resulted in increases of $2.1 million and $1.0 million, respectively. These increases were partially offset by a decrease of $691,000 related to real estate dispositions during the period January 1, 2001 through December 31, 2001 and a decrease of $1.1 million related to our 123 North Wacker property. Other properties in the aggregate remained virtually unchanged.

Interest Expense.    Interest expense increased by $271,000 or less than 1.0%, from $49.9 million to $50.1 million, primarily as a result of an increase in weighted average borrowings outstanding from the nine months ended September 30, 2001 to the nine months ended September 30, 2002. This increase was partially offset by an increase in capitalized interest from $2.7 million to $2.9 million for the respective periods and a decrease in the weighted average interest rate paid on outstanding borrowings from 7.42% to 6.79% for the respective periods.

Depreciation and Amortization.    Depreciation and amortization increased by $5.6 million, or 11.9%, from $46.8 million to $52.4 million. The real estate acquisitions and development properties coming on-line resulted in increases of $3.4 million and $1.7 million, respectively. These increases were partially offset by a decrease of $1.9 million related to real estate dispositions during the period January 1, 2001 through December 31, 2001. Additionally, our depreciation and amortization expense related to our 123 North Wacker property and other properties increased by $776,000 and $1.7 million, respectively.

Merger Termination Fee.    During the nine months ended September 30, 2001, we received final distributions totaling $17.0 million from the Mack-Cali escrow account.

Gain on Sales.    Gain on sales decreased by $14.0 million. Prior to the effective date of Statement of Financial Accounting Standards No. 144, gains and losses on our real estate dispositions were included in continuing operations in the line item “gain on sale of properties” on our consolidated statement of income. Included as such, during the nine months ended September 30, 2001, we sold 42 properties totaling 2.8 million net rentable square feet resulting in a gain on sale of $18.8 million. The gain was partially offset by a $4.7 million write-down on the Crescent Centre property, prior to its disposition in May 2001.

Minority Interests.    Minority interests decreased by $5.0 million, or 37.5%, from $13.4 million to $8.4 million, primarily due to the income allocation totaling $3.5 million related to the Series C Cumulative Redeemable Perpetual Preferred Units that were repurchased in January 2002, as well as the minority interest holders proportionate share of the decrease in income from continuing operations before minority interests from $95.4 million for the nine months ended September 30, 2001 to $59.5 million for the nine months ended September 30, 2002. The decrease was partially offset by the additional income allocation totaling $188,000 related to the Series E Preferred Units issued in April 2001.

Discontinued Operations.    Discontinued operations increased by $5.3 million, from $2.0 million to $7.3 million, primarily as a result of the gain from the sale of our industrial properties in our Mid-Atlantic Region which totaled $8.5 million, partially offset by a write-down of $2.9 million, representing the amount by which the carrying amount of our Academy property exceeded our estimate of the fair value of the property, less cost to sell.

On January 1, 2003, we are going to adopt the fair value method of accounting for stock-based compensation provisions of Statement of Financial Accounting Standards No. 123, which is considered by the Financial Accounting Standards Board to be the preferable accounting method for stock-based employee compensation. Subsequent to adoption of the fair value method provisions of this statement, we will expense all future employee stock options (and similar awards) over the vesting period based on the fair value of the award on the date of grant. We do not expect our results of operations to be impacted in the current year from this prospective change in accounting policy based on the current accounting guidance related to this adoption, which is currently under review by the Financial Accounting Standards Board.

The impact of recording compensation expense at fair value in prior periods has been included in the pro forma disclosures, as required by the statement, provided in our Annual Report on Form 10-K filed on March 27, 2002. Prior period compensation expense is not necessarily indicative of future compensation expense that would be recorded by us upon our adoption of the fair value method provisions of this statement. Future expense may vary based upon factors such as the number of options we grant and the then-current fair market value of such options.

Liquidity and Capital Resources

Cash and cash equivalents were $6.8 million and $5.8 million at September 30, 2002 and December 31, 2001, respectively. The increase in cash and cash equivalents is a result of cash flows provided by operating activities exceeding those used in investing and financing activities. Net cash provided by operating activities was $122.7 million for the nine months ended September 30, 2002, compared to $121.8 million for the nine months ended September 30, 2001, due in part to the increase in rental income from our properties exceeding the increase in property related expenses.

Net cash used in investing activities totaled $111.4 million for the nine months ended September 30, 2002 compared to $24.9 million for the nine months ended September 30, 2001. This increase in net cash used in investing activities of $86.5 million is due primarily to a decrease in cash generated from the sale of real estate of $163.7 million, partially offset by a decrease of $25.1 million in cash used in the purchase real estate and mortgage loans and a decrease of $50.3 million in cash used in the development and redevelopment of real estate.

Net cash used in financing activities totaled $10.4 million for the nine months ended September 30, 2002 compared to $96.9 million for the nine months ended September 30, 2001. The decrease in net cash used in financing activities of $86.5 million is due primarily to net borrowings of $67.4 million for the nine months ended September 30, 2002 compared to net repayments of $26.3 million for the nine months ended September 30, 2001, an increase in cash generated from the sale of common shares of $43.8 million, partially offset by an increase in cash used of $50.5 million for the repurchase of outstanding preferred units in January 2002.

Our principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements and the minimum distributions required to maintain our REIT qualification under the Internal Revenue Code. We expect to make distributions to our shareholders primarily based on distributions from the operating partnership. The operating partnership’s income is generally derived from operating activities which include rental revenues and operating expense reimbursements from tenants and, to a limited extent, from fees generated by our office and industrial real estate management service business.

We anticipate that our short-term liquidity needs will be fully funded from cash flows provided by operating activities and, when necessary to fund shortfalls resulting from the timing of collections of accounts receivable in the ordinary course of business, from our revolving credit facility. In the event that our cash flow needs exceed cash flows provided by operating activities, we may be forced to sell real estate properties to fund such cash flow needs.

We expect to meet our long-term liquidity requirements for the funding of activities, such as development, real estate acquisitions, scheduled debt maturities, major renovations, expansions and other non-recurring capital improvements through long-term secured and unsecured indebtedness and through the issuance of additional debt and equity securities. We also intend to use proceeds from our revolving credit facility to fund real estate acquisitions, development, redevelopment, expansions and capital improvements on an interim basis.

As of September 30, 2002, we had outstanding total indebtedness, including our pro rata share of joint venture debt of approximately $1.06 billion, or approximately 43.4% of total market capitalization based on a common share price of $28.94 per common share. Our policy is to limit combined indebtedness plus our pro rata share of joint venture debt and construction loans so that at the time such debt is incurred, it does not exceed 50% of the our total market capitalization. As of September 30, 2002, we had the approximate capacity to borrow up to an additional $321.8 million under the debt limitation and the various restrictions in our credit agreements. The amount of indebtedness that we may incur, and the policies with respect thereto, are not limited by our declaration of trust and bylaws, and are solely within the discretion of our board of trustees limited only by various financial covenants in our credit agreements.

We have in place a $300 million unsecured revolving credit facility with a group of 12 banks. The facility, which was renewed in May 2002, matures in May 2005. The facility has an initial interest rate of LIBOR plus 137.5 basis points. Additionally, we are required to pay an average unused commitment fee of 25 basis points per annum if the unused portion of the credit facility is greater than $200 million. The fee is reduced to 20 basis points per annum if the unused portion is less than or equal to $200 million, but greater than $100 million. The fee is further reduced to 15 basis points per annum if the unused portion is less than or equal to $100 million. During the three months ended September 30, 2002, we had net repayments under our credit facility of $38.0 million and an outstanding balance of $118.5 million at September 30, 2002, resulting in an available balance of $181.5 million.

As of September 30, 2002, we have non-controlling partnership interests in two separate real estate joint ventures which have in the aggregate $207.0 million of non-recourse mortgage debt. The mortgage debt of each venture is collateralized by the real estate property or properties within each venture, the net book value of which totaled $181.1 million at September 30, 2002. Our proportionate share of the non-recourse mortgage debt totaled $88.3 million at September 30, 2002.

The following table sets forth our mortgages and notes payable, including our pro rata share of joint venture debt, as of September 30, 2002.

Borrower/Description	Current Balance	Amortization	Interest Rate	Maturity
	(in thousands)
Broadmoor Austin Associates
Broadmoor Austin (1)	$73,088	16 yr	7.04%	April 10, 2011
Burnett Plaza Associates
Burnett Plaza	72,100	None	LIBOR + 2.150%	July 9, 2005
PL Property Associates, L.P.
Park West C2	34,105	30 yr	6.63%	November 10, 2010
Prentiss Properties Acquisition Partners, L.P.
Bachman West	2,833	25 yr	8.63%	December 1, 2003
One Westchase Center	23,651	25 yr	7.84%	February 1, 2004
Collateralized Term Loan (2)	71,750	25 yr	LIBOR + 1.625%	September 30, 2004
Walnut Glen Tower	34,083	30 yr	6.92%	April 1, 2005
Revolving Credit Facility	118,500	None	LIBOR + 1.375%	May 23, 2005
Unsecured Term Loan	75,000	None	LIBOR + 1.375%	March 16, 2006
Highland Court	4,643	25 yr	7.27%	April 1, 2006
Westheimer Central Plaza	5,664	25 yr	8.38%	August 1, 2006
7101 Wisconsin Avenue	20,722	30 yr	7.25%	April 1, 2009
2500 Cumberland Parkway	14,250	30 yr	7.46%	July 15, 2009
Ordway	48,591	30 yr	7.95%	April 1, 2010
World Savings Center	28,842	30 yr	7.91%	November 1, 2010
One O’Hare Centre	40,456	30 yr	6.80%	January 10, 2011
3130 Fairview Park Drive	22,635	30 yr	7.00%	April 1, 2011
Research Office Center	44,581	28 yr	7.64%	October 1, 2011
Bannockburn Centre	26,471	30 yr	8.05%	June 1, 2012
Del Mar Loan	44,467	30 yr	7.41%	June 1, 2013
Prentiss Properties Corporetum, L.P.
Corporetum Office Campus	25,066	30 yr	7.02%	February 1, 2009
Prentiss Properties Natomas, L.P.
Natomas Corporate Center	36,635	30 yr	7.02%	February 1, 2009
Prentiss Properties Real Estate Fund I, L.P.
PPREFI Portfolio Loan (3)	180,100	None	7.58%	February 26, 2007
Tysons International Partners
1676 International (4)	11,195	28 yr	7.68%	August 30, 2010
8260 Greensboro (4)	4,005	28 yr	7.83%	August 30, 2010

Total		$1,063,433

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

Under our loan agreements, we are required to satisfy various affirmative and negative covenants, including limitations on total indebtedness, total collateralized indebtedness and cash distributions, as well as obligations to maintain certain minimum tangible net worth and certain minimum interest coverage ratios. Our credit agreements limit total indebtedness to 55% of total assets and require a debt service coverage ratio of at least 2 to 1. Our credit agreements provide for a 30-day period to cure a default caused by our failure to punctually and properly perform, observe and comply with the covenants contained therein. The agreements also provide for an additional 75-day period if such failure is not capable of being cured within 30-days and we are diligently pursuing the cure thereof. We were in compliance with these covenants at September 30, 2002.

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

Notional Amount	Swap Rate Paid (Fixed)	Effective Fixed Rate	Swap Rate Received (Variable) at September 30, 2002	Swap Maturity	Fair Value
					(in thousands)
$ 50 million	2.275%	3.653%	1.81125%	January 2003	$(73)
$ 50 million	6.253%	7.628%	1.81125%	September 2004	(4,209)
$ 60 million	6.248%	7.623%	1.81125%	September 2004	(5,045)
$ 15 million	4.345%	6.495%	1.81125%	July 2005	(807)
$ 25 million	4.345%	6.495%	1.81125%	July 2005	(1,344)
$ 20 million	5.985%	7.610%	1.81125%	March 2006	(2,238)
$ 30 million	5.990%	7.615%	1.81125%	March 2006	(3,361)
$ 50 million (1)	1.990%	3.365%	1.81125%	August 2003	(140)

Total					$(17,217)

(1)	The interest rate swap takes effect upon the expiration of our $50 million swap expiring in January 2003.

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. The majority of capital required relates to tenant-related capital expenditures and is dependent upon our leasing activity. Our leasing activity is a function of the percentage of our in-place leases expiring in current and future periods accompanied by our exposure to tenant defaults and our ability to increase the average occupancy of our portfolio. For the nine months ended September 30, 2002, our non-incremental and incremental revenue-generating capital expenditures totaled approximately $16.2 million and $1.9 million, respectively.

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

During the three months ended September 30, 2002, we repurchased 100,000 common shares in the open market for an aggregate purchase price of $2.47 million, or $24.72 per share, including commissions. The repurchase of our common shares decreases net cash provided by financing activities.

We have contractual obligations and commercial commitments including mortgages and notes payable, ground lease obligations and letters of credit. The table below presents, as of September 30, 2002, our future scheduled principal repayments of mortgages and notes payable and ground lease obligations, including our pro rata share of debt and ground lease obligations of our of joint venture properties:

(in thousands)	Mortgages and Notes Payable	Ground Lease Obligations	Total Contractual Cash Obligations
2002	$2,311	$113	$2,424
2003	12,435	452	12,887
2004	102,885	457	103,342
2005	232,876	517	233,393
2006	94,013	536	94,549
Thereafter	618,913	28,722	647,635

	$1,063,433	$30,797	$1,094,230

Our other commercial commitments include letters of credit totaling $1.4 million which expire as follows:

(in thousands)	Letters of Credit
2002	$63
2003	1,063
2004	63
2005	63
2006	126
Thereafter	—

$1,378

Funds from Operations

Funds from operations, as defined by the National Association of Real Estate Investment Trusts, means net income, computed in accordance with accounting principles generally accepted in the United States of America excluding extraordinary items (as defined by accounting principles generally accepted in the United States of America) and gains or losses from sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships, joint ventures and subsidiaries. With the exception of our exclusion, from funds from operations, of the merger termination fee, we calculate funds from operations in accordance with the NAREIT definition. We believe that funds from operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing and investing activities, it provides investors with an indication of our ability to incur and service debt, to make capital expenditures and to fund other cash needs. Our funds from operations is not comparable to funds from operations reported by other REITs that do not define funds from operations exactly as we do. We believe that in order to facilitate a clear understanding of our operating results, funds from operations should be examined in conjunction with net income as presented in our consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and should not be considered as an alternative to net income as an indication of our performance or to cash flows as a measure of liquidity or ability to make distributions. Our funds from operations for the respective periods are calculated as follows:

Funds from operations	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2002	2001	2002	2001
Net income	$22,894	$17,848	$58,455	$83,643
Add:
Real estate depreciation and amortization	18,422	16,589	54,038	48,491
Real estate depreciation and amortization of unconsolidated joint ventures	739	966	2,357	2,619
Minority interests (1)	2,963	4,034	8,564	13,405
Extraordinary items	—	—	—	367
Less:
Merger termination fee (2)	—	—	—	(17,000)
(Gains)/losses on sales	(5,599)	125	(5,599)	(14,038)
Dividend on perpetual preferred units	(2,159)	(3,340)	(6,503)	(9,832)

Funds from operations	$37,260	$36,222	$111,312	$107,655

(1)	Represents the minority interests applicable to the common and preferred unit holders of the operating partnership.
(2)
Although the fee is not considered an extraordinary item in accordance with accounting principles generally accepted in the United States of America, it is our opinion that it is appropriate to exclude the fee from funds from operations.

Funds from operations increased by $1.0 million from $36.2 million for the three months ended September 30, 2001 to $37.3 million for the three months ended September 30, 2002 and by $3.7 million from $107.7 million for the nine months ended September 30, 2001 to $111.3 million for the nine months ended September 30, 2002 as a result of the factors discussed in the analysis of operating results.

Recently Issued Accounting Standards

On June 28, 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Exit or Disposal Activities.” The statement addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the EITF has set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of the statement also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. The statement will be effective for exit or disposal activities initiated after December 31, 2002. We have not yet determined the impact of the statement on our results of operations and financial position.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk is exposure to changes in interest rates as a result of our revolving credit facility and long-term debt. At September 30, 2002, we had outstanding total indebtedness, including our pro rata share of joint venture debt and construction loans, of approximately $1.06 billion, or approximately 43.4% of total market capitalization. Our interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, we manage our exposure to fluctuations in market interest rates for our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangement. In addition, we may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps and floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable rate debt. We do not enter into derivative or interest rate transactions for speculative purposes. Approximately 68.3% of our outstanding debt was subject to fixed rates with a weighted average interest rate of 7.45% at September 30, 2002. Of the remaining $337.3 million, or 31.7%, representing our variable rate debt, $250.0 million was effectively locked at an interest rate (before the spread over LIBOR) of 5.10% through our interest rate swap agreements. We regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

The following table provides information about our financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations outstanding at September 30, 2002, including our pro rata share of joint venture debt totaling $88.3 million, the table presents principal cash flows and related weighted average interest rates for the debt outstanding during the periods. For interest rate swaps, the table presents notional amounts and weighted average interest rates for in-place swaps during the period. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on 30-day LIBOR as of September 30, 2002. The fair value of our fixed rate debt indicates the estimated principal amount of debt having similar debt service requirements, which could have been borrowed by us at September 30, 2002. The rate assumed in the fair value calculation of fixed rate debt is equal to 6.0%, representing our estimated borrowing rate for fixed rate debt instruments similar in term to those outstanding at September 30, 2002. The fair value of our variable to fixed interest rate swaps indicates the estimated amount that would have been paid by us had they been terminated at September 30, 2002.

(dollars in thousands)	2002	2003	2004	2005	2006	Thereafter	Total	Fair Value
Liabilities
Long-Term Debt:
Fixed Rate	$2,123	$11,685	$32,073	$42,276	$19,013	$618,913	$726,083	$779,314
Average Interest Rate	7.45%	7.45%	7.43%	7.46%	7.46%	7.40%	—	—
Variable Rate	$188	$750	$70,812	$190,600	$75,000	—	$337,350	$337,350
Average Interest Rate	3.45%	3.45%	3.45%	3.42%	3.23%	—	—	—

Interest Rate Derivatives
Interest Rate Swaps:
Variable to Fixed		$50,000	$110,000	$40,000	$50,000	—	—	$(17,217)
Average Pay Rate	5.10%	5.32%	5.73%	5.52%	5.99%	—	—	—
Average Receive Rate	1.81%	1.81%	1.81%	1.81%	1.81%	—	—	—

The table incorporates only those exposures that exist as of September 30, 2002 and does not consider exposures or positions that could arise after that date. In addition, because firm commitments are not represented in the table above, the information presented therein has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, prevailing interest rates, and our hedging strategies at that time. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and our financing requirements.

Item 4.    Controls and Procedures

Within the 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 15d-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

PART II
OTHER INFORMATION

Item 1.    Legal Proceedings

We are not presently subject to any material litigation, other than ordinary routine litigation incidental to the business.

Item 2.    Changes in Securities and Use of Proceeds

None

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None

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

4.3
First Amendment dated June 26, 2002 to the Amended and Restated Rights Agreement between Prentiss Properties Trust and Equiserve Trust Company, N.A. as Rights Agent (filed as Exhibit 2 to Amendment No. 3 to our Registration Statement on Form 8-A, filed on June 27, 2002. File No. 001-014516).

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

10.5	*	Amendment No. 4, effective as of October 15, 1996, to the 1996 Share Incentive Plan.

10.6	*	Amendment No. 5, effective as of October 23, 2002, to the 1996 Share Incentive Plan.

10.7
Amended and Restated Trustees’ Share Incentive Plan, effective as of May 15, 2002 (filed as Exhibit 4.12 to our Registration Statement on Form S-8, File No. 333-97045, filed on July 24, 2002, and incorporated by reference herein).

10.8	*	Amendment No. 1, effective as of October 23, 2002, to the Amended and Restated Trustees’ Share Incentive Plan.

10.9		Trustees Share Incentive Plan (filed as Exhibit 4.8 to our Registration Statement on Form S-8, File No. 333-79623, filed on May 28, 1999, and incorporated by reference herein).

10.10
First Amendment, effective as of May 5, 1998, to the Trustees’ Share Incentive Plan (filed as Exhibit 4.9 to our Registration Statement on Form S-8, File No. 333-79623, filed on May 28, 1999, and incorporated by reference herein).

10.11
Second Amendment, effective as of March 1, 1999, to the Trustees’ Share Incentive Plan (filed as Exhibit 4.10 to our Registration Statement on Form S-8, File No. 333-79623, filed on May 28, 1999, and incorporated by reference herein).

10.12
Third Amendment, effective as of May 10, 2000, to the Trustees’ Share Incentive Plan (filed as Exhibit 10.8 to our Report on Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.13		Form of Stock Option Agreement (filed as Exhibit 10.9 to our Report on Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.14		Amended and Restated Share Purchase Plan, dated as of July 1, 2000 (filed as Exhibit 10.10 to our Report on Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.15*	Amendment No. 1, effective as of October 23, 2002, to the Amended and Restated Share Purchase Plan.

99.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

On August 14, 2002, we filed with the Securities and Exchange Commission, a Current Report on Form 8-K. The Current Report on Form 8-K was filed pursuant to Item 9. disclosing our filing of correspondence with the Securities and Exchange Commission. The correspondence accompanied our Quarterly Report on Form 10-Q and included a transmittal letter and certifications of our Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRENTISS PROPERTIES TRUST

Date: November 14, 2002	By:	/s/ Thomas P. Simon
Thomas P. Simon Senior Vice President and Chief Accounting Officer (Principal Accounting Officer and Duly Authorized Officer of the Company)

CERTIFICATIONS

I, Thomas F. August, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Prentiss Properties Trust;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                    /s/    Thomas F. August
Thomas F. August
Chief Executive Officer

I, Michael A. Ernst, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Prentiss Properties Trust;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                        /s/    Michael A. Ernst
Michael A. Ernst
Chief Financial Officer