Form 10-K
period 2002-12-31
PRENTISS PROPERTIES TRUST/MD
filed 2003-03-28
CIK 1011699

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-14516

PRENTISS PROPERTIES TRUST

(Exact name of registrant as specified in its charter)

Maryland	75-2661588
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3890 West Northwest Highway, Suite 400, Dallas, Texas	75220
(Address of Registrant’s Principal Executive Offices)	(Zip Code)

(214) 654-0886

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares of Beneficial Interest, par value $.01 per share	New York Stock Exchange, Inc.

Preferred Share Purchase Rights	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

As of June 28, 2002, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,127,803,307.

As of March 25, 2003, the number of Common Shares of Beneficial Interest outstanding was 39,094,127, and the number of outstanding Participating Cumulative Redeemable Preferred Shares of Beneficial Interest, Series D, was 3,773,585.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference the Company’s Definitive Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held on May 15, 2003.

PRENTISS PROPERTIES TRUST

FORWARD-LOOKING STATEMENTS

This Form 10-K and the documents incorporated by reference into this Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project,” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management as well as assumptions made by us and information currently available to us. These forward-looking statements are subject to certain risks, uncertainties and assumptions, including risks, uncertainties and assumptions related to the following:

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

If one or more of these risks or uncertainties materialize, or if any underlying assumption proves incorrect, actual results may vary materially from those anticipated, expected or projected. Such forward-looking statements reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. You should refer to the section entitled “Risk Factors” beginning on page 41 of this Form 10-K for a discussion of risk factors that could cause actual results to differ materially from those indicated by the forward-looking statements. You are cautioned not to place undue reliance on our forward-looking statements, which speak only as of the date of this Form 10-K or the date of any document incorporated by reference into this Form 10-K. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1. Business

Overview

We are a self-administered and self-managed Maryland REIT. We acquire, own, manage, lease, develop and build primarily office properties throughout the United States. We are self-administered in that we provide our own administrative services, such as accounting, tax and legal, internally through our own employees. We are self-managed in that we internally provide all the management and maintenance services that our properties require through employees, such as, property managers, leasing professionals and engineers. We operate principally through our operating partnership, Prentiss Properties Acquisition Partners, L.P. and its subsidiaries, and a management services company, Prentiss Properties Resources and its subsidiaries. The ownership of the operating partnership is as follows at December 31, 2002:

2002	Common Units	%	Series D Convertible Preferred Units	%	Series B Preferred Units	%	Series E Preferred Units	%
	(units in thousands)
Prentiss Properties Trust	38,981	96.29%	3,774	100.00%	—	0.00%	—	0.00%
Third Parties	1,501	3.71%	—	0.00%	1,900	100.00%	200	100.00%

Total	40,482	100.00%	3,774	100.00%	1,900	100.00%	200	100.00%

As of December 31, 2002, we owned interests in a diversified portfolio of 137 primarily suburban Class A office and suburban industrial properties as follows:

	Number of Buildings	Net Rentable Square Feet
		(in millions)
Office properties	106	15.3
Industrial properties	31	2.3

Total	137	17.6

Our properties include two office properties containing 222,000 net rentable square feet that were in various stages of development at December 31, 2002. As of December 31, 2002, our properties, exclusive of the development properties, were 93% leased to approximately 1,000 tenants. In addition to managing properties that we own, we manage approximately 14.9 million net rentable square feet in office, industrial and other properties for third parties.

Our primary business is the ownership and operation of office and industrial properties throughout the United States. Our organization consists of a corporate office located in Dallas, Texas and five regional offices each of which operates under the guidance of a member of our senior management team. The following are the 12 markets in which our properties are located with the first market being the location of each regional office:

Region	Market
Mid-Atlantic	Metropolitan Washington DC, Atlanta
Midwest	Chicago, Suburban Detroit
Southwest	Dallas/Fort Worth, Austin, Denver, Houston
Northern California	Oakland, Sacramento
Southern California	San Diego, Los Angeles

We have determined that our reportable segments are those that are based on our method of internal reporting, which disaggregates our business based upon our five geographic regions. For revenues, income from continuing operations and total asset information on each of our segments, see Note (20) to our Consolidated Financial Statements.

Recent Developments

At December 31, 2002, the operating partnership held a 98% non-voting interest in Prentiss Properties Resources, which we accounted for using the equity method of accounting. Effective January 1, 2003, we acquired from Ampulla, LLC, a single member limited liability company owned by Michael V. Prentiss, Chairman of the Board of Prentiss Properties Trust, the remaining outstanding interest in Prentiss Properties Resources, for gross consideration of approximately $67,000. As a result of this transaction, effective January 1, 2003 the accounts of Prentiss Properties Resources will be consolidated with and into the accounts of our operating partnership.

On January 31, 2003, using proceeds from our revolving credit facility, we acquired a 339,471 net rentable square foot office building in Dallas, Texas for gross consideration of $28.0 million. At acquisition, the building was 68% leased.

Business and Growth Strategies

Our primary objective is to maximize shareholder value through increases in distributable cash flow per share and appreciation in the value of our common shares. We intend to achieve this objective through a combination of external and internal growth, while maintaining a conservative balance sheet and pursuing a strategy of financial flexibility.

External Growth

Acquisitions

Acquisitions are a key component of our external growth strategy. We selectively pursue acquisitions in our core markets when long-term yields make acquisitions attractive.

We invest opportunistically and pursue assets that are:

•	managed by us and owned by our existing management clients which become available for sale;
•	performing at a level believed to be substantially below potential due to identifiable management weaknesses or temporary market conditions;
•	encumbered by indebtedness that is in default or is not performing;
•	held or controlled by short-term owners (such as assets held by insurance companies and financial institutions under regulatory pressure to sell); or
•	properties with below market leases, which may be re-leased in the near term to improve cash flow.

We believe that we are particularly well-positioned to acquire properties because of our:

•	presence in and knowledge of our 12 markets across the United States;
•	a diversified base of approximately 1,000 tenants;
•	existing relationships with 33 different management clients;
•	access to capital as a public company, including our revolving credit facility;
•	reputation as a buyer with the ability to execute complicated transactions;
•	fully-integrated operations which allow rapid response to opportunities;
•	UPREIT structure, which may allow sellers to defer tax consequences on sale; and
•	relationships with real estate brokers, institutional owners, and third-party management clients, which often allow preferential access to opportunities.

In evaluating potential acquisition opportunities, we rely on the experience of our employees and on our internal research capabilities in considering a number of factors, including:

•	macro-economic issues that impact the market in which the property is located;
•	location and competition in the property’s market;
•	occupancy of and demand for properties of a similar type in the same market;
•	the construction quality and condition of the property;
•	the potential for increased cash flow after benefiting from our renovations, refurbishment and upgrades;
•	purchase price relative to replacement costs; and
•	the potential to generate revenue growth at or above levels of economic growth in the property’s market.

Further, we believe that our development expertise enables us to identify the potential for improvement in an acquisition opportunity, which might not be apparent to a buyer without similar expertise.

During the year ended December 31, 2002, we completed the following acquisition related transactions:

•	In January 2002, we contributed $3.0 million to a joint venture established to develop two multi-story office buildings in Del Mar, California within our Southern California Region. Our contribution represents a 70% controlling interest in the joint venture. On January 25, 2002, the joint venture acquired for $10.5 million, from an unrelated third party, a 7.4 acre development site in Del Mar, California.

•	On January 31, 2002, we acquired from Teachers Insurance and Annuity Association of America the $47.0 million mortgage loan on the Burnett Plaza property. The Burnett Plaza property, located within our Southwest Region, was owned pursuant to a joint venture agreement between our operating partnership and Burnett Plaza – VEF III, L.P. an affiliate of Lend Lease Real Estate Investments, as 20% and 80% owners, respectively. The loan, which bore interest at 7.50% per annum, was originally scheduled to mature February 1, 2002.

•	On March 7, 2002, we purchased from Burnett Plaza – VEF III, L.P., its 80% interest in the Burnett Plaza joint venture for a purchase price of approximately $51.2 million.

•	On November 18, 2002, we acquired a 263,990 net rentable square foot office property located within our Mid-Atlantic Region for gross consideration of $55.0 million.

See “Item 2. Properties” for additional information relating to our properties.

Development

Similar to acquisitions, development is another key component of our external growth strategy. We intend to capitalize on our development capabilities by selectively developing and redeveloping properties in markets with favorable current and projected long-term growth characteristics and supply-demand imbalances. We control all aspects of the development process, including site selection, project concept, design and construction, financing, leasing and property management. We intend to develop primarily office properties on a build-to-suit basis, but we will also consider selective opportunities for speculative development, when we deem conditions for such development activity appropriate.

In evaluating potential development opportunities, we rely on the experience of our employees and on our internal research capabilities in considering a number of factors, including:

•	macro-economic issues that impact the market in which the development is to be located;
•	location and competition in the property’s market;
•	occupancy of and demand for properties of a similar type in the same market; and
•	the potential to generate revenue growth at or above levels of economic growth in the property’s market.

At December 31, 2002, we had two office properties containing 222,000 square feet in various stages of development. During the year ended December 31, 2002, we completed and placed in-service one office property in Austin Texas containing 223,000 net rentable square feet. The following table presents our properties under development at December 31, 2002:

Properties Under Development	Segment	Market	Number of Buildings	Net Rentable Square Feet(1)
				(in thousands)
Carlsbad Pacific Center III	Southern California	San Diego	1	40
Willow Oaks III	Mid-Atlantic	Metro. Washington, DC	1	182

Total			2	222

(1)	Net rentable square feet defines the area of a property for which a tenant is required to pay rent, which includes the actual rentable area plus a portion of the common areas of the property allocated to a tenant.

See “Item 2. Properties” for additional information on our development properties.

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

We use centralized cash management, national alliances with service providers, a sophisticated budgeting system and state-of-the-art information systems to improve efficiency and increase profits. Training is provided through Prentiss Properties University, a training program that increases consistency within operations and communicates new technology and procedures throughout our organization.

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

Third-Party Management

At December 31, 2002, we, through our subsidiaries, managed or performed property-related services for 175 office, industrial and other properties owned by 33 third-party management clients. These properties are located throughout the United States and contain approximately 14.9 million net rentable square feet.

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

Available Information

We file annual, quarterly and special reports, proxy statements and other information with the SEC. You may read and copy any document we file at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our SEC filings are also available to the public at the SEC’s web site at www.sec.gov. No information from this web page is incorporated by reference herein. Our web site is www.prentissproperties.com. You may also obtain copies of our annual, quarterly and current reports, proxy statements and certain other information filed with the SEC, as well as amendments thereto, free of charge from our web site. These documents are posted to our web site as soon as reasonably practicable after we have filed or furnished these documents to the SEC.

Item 2. Properties

At December 31, 2002, we owned interests in 137 properties totaling 17.6 million net rentable square feet with no individual property representing either 10% or more of our total assets at December 31, 2002 or gross revenues for the year ended December 31, 2002. The properties consist of 106 office properties comprising approximately 15.3 million net rentable square feet and 31 industrial properties comprising approximately 2.3 million net rentable square feet. As of December 31, 2002, all of these properties are wholly-owned by us (through our subsidiaries), except the following:

(1)	the Broadmoor Austin properties, which are held pursuant to a 100% leasehold interest by Broadmoor Austin Associates, a joint venture, in which we own a 50% non-controlling interest;

(2)	the 1676 International and 8260 Greensboro properties, which are owned by Tysons International Partners, a joint venture, in which we own a 25% non-controlling interest;

(3)	One Northwestern Plaza, a property in which we own a 100% leasehold interest; and

(4)	6600 Rockledge Drive, a property, in which we own a 99% leasehold interest.

The following table presents specific information about our 137 properties as of December 31, 2002:

Property Name	Building Type	Market	Year(s) Built/ Renovated	Number of Buildings	Net Rentable Square Feet(D)	Total Base Rent for Year Ended 12/31/02(E)	Percent Leased As of 12/31/02
					(in thousands)	(in thousands)
Cumberland Office Park	Office	Atlanta	1972-1999	9	644	$11,021	82
1676 International(A)	Office	Metro. Wash., DC	1999	1	75	2,061	100
2411 Dulles Corner Road	Office	Metro. Wash., DC	1990	1	177	4,578	71
3130 Fairview Park Drive	Office	Metro. Wash., DC	1999	1	183	5,434	100
3141 Fairview Park Drive	Office	Metro. Wash., DC	1988	1	192	3,082	89
4401 Fair Lakes Court	Office	Metro. Wash., DC	1988	1	59	1,526	85
6600 Rockledge Drive	Office	Metro. Wash., DC	1981	1	156	4,022	100
7101 Wisconsin Avenue	Office	Metro. Wash., DC	1975	1	237	4,353	73
8260 Greensboro(A)	Office	Metro. Wash., DC	1980	1	38	858	92
8521 Leesburg Pike	Office	Metro. Wash., DC	1984	1	145	3,175	89
12601 Fair Lakes Circle	Office	Metro. Wash., DC	1995	1	264	568	100
13825 Sunrise Valley Drive	Office	Metro. Wash., DC	1989	1	104	2,502	88
Calverton Office Park	Office	Metro. Wash., DC	1981-1987	3	307	5,638	87
Campus Point	Office	Metro. Wash., DC	1985	1	172	2,814	100
Fairmont Building	Office	Metro, Wash., DC	1964/1997	1	122	2,593	95
Greenwood Center	Office	Metro. Wash., DC	1985	1	150	3,569	100
Oakwood Center	Office	Metro, Wash., DC	1982	1	128	2,719	95
Park West at Dulles	Office	Metro, Wash., DC	1997	1	152	3,447	100
Plaza 1900	Office	Metro, Wash., DC	1989	1	203	4,139	100
Research Office Center I-III	Office	Metro. Wash., DC	1986-2000	3	439	9,996	98
Willow Oaks I & II	Office	Metro. Wash., DC	1986-1989	2	387	7,087	100
Willow Oaks III	Office	Metro. Wash., DC	— (C)	1	182	95	29

Total Mid-Atlantic Region				35	4,516	85,277

123 North Wacker Drive	Office	Chicago	1986	1	537	4,500	75
1717 Deerfield Road	Office	Chicago	1985	1	138	2,173	79
1800 Sherman Avenue	Office	Chicago	1986	1	136	3,457	100
701 Warrenville Road	Office	Chicago	1988	1	67	1,014	100
Bannockburn Centre	Office	Chicago	1999	1	257	4,383	100
Corporetum Office Campus	Office	Chicago	1984-1987	5	324	5,765	82
O’Hare Plaza II	Office	Chicago	1986	1	236	5,689	81
One O’Hare Centre	Office	Chicago	1984	1	380	5,658	80
Salton	Office	Chicago	2001	1	59	1,077	100
Chicago Industrial	Industrial	Chicago	1987-1988	4	682	2,255	93
One Northwestern Plaza	Office	Sub. Detroit	1989	1	242	4,963	70

Total Midwest Region				18	3,058	40,934

Barton Skyway I-IV	Office	Austin	1999-2002	4	787	14,605	98
Broadmoor Austin(B)	Office	Austin	1991	7	556	10,179	100
Cielo Center	Office	Austin	1984	3	271	4,875	92
Spyglass Point	Office	Austin	1999	1	59	964	100
Bachman East & West	Office	Dallas/Fort Worth	1986	2	196	2,715	84
Burnett Plaza	Office	Dallas/Fort Worth	1983	1	1,025	13,110	94
Cottonwood Office Center	Office	Dallas/Fort Worth	1986	3	164	2,682	96
IBM Call Center	Office	Dallas/Fort Worth	1998	1	150	2,120	100
Lakeview Center	Office	Dallas/Fort Worth	2000	1	101	1,131	96
Millennium Center	Office	Dallas/Fort Worth	1999	1	99	1,429	100
Park West C2	Office	Dallas/Fort Worth	1989	1	349	8,227	98
Park West E1	Office	Dallas/Fort Worth	1982	1	183	3,107	100
Park West E2	Office	Dallas/Fort Worth	1985	1	201	2,818	92
Walnut Glen Tower	Office	Dallas/Fort Worth	1985	1	464	8,307	89
WestPoint Office Building	Office	Dallas/Fort Worth	1998	1	150	736	78
Carrara Place	Office	Denver	1982	1	235	3,197	94
Highland Court	Office	Denver	1986	1	99	1,299	77

Property Name	Building Type	Market	Year(s) Built/ Renovated	Number of Buildings	Net Rentable Square Feet(D)	Total Base Rent for Year Ended 12/31/02(E)	Percent Leased As of 12/31/02
					(in thousands)	(in thousands)
Orchard Place I & II	Office	Denver	1980	2	105	2,036	98
PacifiCare Building	Office	Denver	1983	1	200	2,706	86
Panorama Point	Office	Denver	1983	1	79	1,175	84
International Energy Center	Office	Houston	1982/1990	1	156	1,665	79
One Westchase Center	Office	Houston	1982	1	466	7,311	85
Westheimer Central Plaza	Office	Houston	1982	1	183	2,939	96

Total Southwest Region				38	6,278	99,333

Natomas Corporate Center	Office	Sacramento	1984-1991	6	566	11,691	95
Lake Merritt Tower I	Office	Oakland	1990	1	204	5,275	99
The Ordway	Office	Oakland	1970	1	531	14,273	99
World Savings Center	Office	Oakland	1985	1	272	7,260	100

Total Northern California Region				9	1,573	38,499

Los Angeles Industrial	Industrial	Los Angeles	1973-1983	18	1,253	7,010	100
Carlsbad Pacific Center I & II	Office	San Diego	1986-1989	2	90	2,214	99
Carlsbad Pacific Center III	Office	San Diego	— (C)	1	40	430	95
Carlsbad Pacifica	Office	San Diego	1986	1	49	1,180	96
Del Mar Gateway	Office	San Diego	2001	1	164	5,047	100
Executive Center Del Mar	Office	San Diego	1998	2	113	3,225	100
Plaza I & II	Office	San Diego	1988-1989	2	89	2,032	96
The Campus	Office	San Diego	1988	1	45	790	96
San Diego Industrial	Industrial	San Diego	1985-1988	9	359	4,010	100

Total Southern California Region				37	2,202	25,938

Total Properties				137	17,627	$289,981

(A)	We hold a 25% non-controlling interest in Tysons International Partners. Tysons International Partners owns the 1676 International and 8260 Greensboro properties located in the Metropolitan Washington, D.C. area. Net rentable square feet and total base rent presented above represents our pro-rata share. We account for our interest using the equity method of accounting.
(B)	We hold a 50% non-controlling interest in Broadmoor Austin Associates. Broadmoor Austin Associates owns an office complex in Austin, Texas, consisting of seven properties. Net rentable square feet and total base rent presented above represents our pro-rata share. We account for our interest using the equity method of accounting.
(C)	Properties in various stages of development or properties that have been recently developed by us and are in various stages of lease-up. See “Item 1. Business—Business and Growth Strategies” for further disclosure on our development properties.
(D)	Net rentable square feet defines the area of a property for which a tenant is required to pay rent, which includes the actual rentable area plus a portion of the common areas of the property allocated to a tenant.
(E)	Total base rent for the year ended December 31, 2002 includes the fixed rental amount due for the year ended December 31, 2002 under contractual lease obligations, which excludes (1) lease termination payments; (2) parking rent; (3) future contractual or contingent rent escalations; and (4) additional rent payable by tenants for items such as common area maintenance, real estate taxes and other expense reimbursements.

At December 31, 2002, including our pro rata share of debt on our joint venture properties, we had $867.5 million of mortgages on our properties, which represents 79.0% of our total outstanding indebtedness. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for a discussion of mortgage debt related to our properties.

Our properties are leased to local, national and foreign companies engaged in a variety of businesses including computer systems design, management, insurance, broadcasting and telecommunications, legal services, and information services. As of December 31, 2002, we had approximately 1,000 tenants, with the following 8 tenants representing approximately 19% of our aggregate annualized based rent and approximately 17% of our total net rentable square footage: International Business Machines, Kaiser Foundation Health Plan, Verizon Communications, MCI WorldCom, Northrop Grumman Corporation, General Services Administration, Aspen Systems Corporation and American Management Systems. Leases typically contain provisions permitting tenants to renew expiring leases at prevailing market rates. Approximately 65% of our total leased rentable square footage is under full service gross leases under which tenants typically pay for all real estate taxes and operating expenses above those for an established base year or expense stop. Our remaining square footage is under triple net and modified gross leases. Triple net and modified gross leases are those where tenants pay not only base rent, but also some or all real estate taxes and operating expenses of the leased property. Tenants generally reimburse us the full direct cost, without regard to a base year or expense stop, for use of lighting, heating and air conditioning during non-business hours, and for on-site monthly employee and visitor parking. We are generally responsible for structural repairs. Our in-place leases have terms, on average, ranging from five to seven years in length.

The following table sets forth a 10-year schedule of the operating properties’ lease expirations for leases in place as of December 31, 2002.

Office Properties		2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	Thereafter
Mid-Atlantic Region	Square Feet Expiring (000’s)	294	798	538	658	623	154	288	48	427	92	63
	Square Feet as a % of NRA	7%	18%	12%	15%	14%	4%	7%	1%	10%	2%	1%
	Annualized Base Rent in Expiring Year (000’s)	$6,367	$16,739	$13,610	$17,000	$15,430	$4,570	$7,877	$1,371	$10,148	$3,013	$1,871
	Annualized Base Rent PSF in Expiring Year	$21.66	$20.98	$25.30	$25.84	$24.77	$29.68	$27.35	$28.56	$23.77	$32.75	$29.70
	Number of Leases Expiring	47	51	38	42	33	10	10	5	6	3	3
Midwest Region	Square Feet Expiring (000’s)	376	253	192	152	142	43	32	24	376	177	197
	Square Feet as a % of NRA	16%	11%	8%	6%	6%	2%	1%	1%	16%	7%	8%
	Annualized Base Rent in Expiring Year (000’s)	$8,040	$6,719	$4,199	$3,762	$3,549	$893	$825	$557	$9,219	$4,012	$5,297
	Annualized Base Rent PSF in Expiring Year	$21.38	$26.56	$21.87	$24.75	$24.99	$20.77	$25.78	$23.21	$24.52	$22.67	$26.89
	Number of Leases Expiring	29	22	23	18	25	4	5	2	7	8	11

Office Properties		2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	Thereafter
Southwest Region	Square Feet Expiring (000’s)	392	722	708	644	573	349	610	189	990	0	660
	Square Feet as a % of NRA	6%	12%	11%	10%	9%	6%	10%	3%	16%	0%	11%
	Annualized Base Rent in Expiring Year (000’s)	$7,361	$13,066	$13,117	$12,919	$10,638	$6,230	$14,316	$3,236	$20,735	$0	$12,480
	Annualized Base Rent PSF in Expiring Year	$18.78	$18.10	$18.53	$20.08	$18.57	$17.85	$23.47	$17.12	$20.93	$0.00	$18.91
	Number of Leases Expiring	70	67	57	51	42	19	17	9	9	0	10
Northern California Region	Square Feet Expiring (000’s)	145	242	173	120	249	92	130	78	311	0	0
	Square Feet as a % of NRA	9%	15%	11%	8%	16%	6%	8%	5%	20%	0%	0%
	Annualized Base Rent in Expiring Year (000’s)	$3,592	$6,560	$4,284	$3,391	$6,923	$2,684	$3,348	$2,817	$10,362	$0	$0
	Annualized Base Rent PSF in Expiring Year	$24.77	$27.11	$24.76	$28.26	$27.80	$29.17	$25.75	$36.12	$33.32	$0.00	$0.00
	Number of Leases Expiring	23	29	24	11	20	3	6	2	1	0	0
Southern California Region	Square Feet Expiring (000’s)	132	71	86	55	18	28	0	29	122	0	0
	Square Feet as a % of NRA	24%	13%	16%	10%	3%	5%	0%	5%	22%	0%	0%
	Annualized Base Rent in Expiring Year (000’s)	$3,488	$1,948	$2,388	$1,503	$525	$805	$0	$1,091	$4,260	$0	$0
	Annualized Base Rent PSF in Expiring Year	$26.42	$27.44	$27.77	$27.33	$29.17	$28.75	$0.00	$37.62	$34.92	$0.00	$0.00
	Number of Leases Expiring	37	25	20	6	6	3	0	1	1	0	0
Total Office Properties	Square Feet Expiring (000’s)	1,339	2,086	1,697	1,629	1,605	666	1,060	368	2,226	269	920
	Square Feet as a % of NRA	9%	14%	11%	11%	11%	4%	7%	2%	15%	2%	6%
	Annualized Base Rent in Expiring Year (000’s)	$28,848	$45,032	$37,598	$38,575	$37,065	$15,182	$26,366	$9,072	$54,724	$7,025	$19,648
	Annualized Base Rent PSF in Expiring Year	$21.54	$21.59	$22.16	$23.69	$23.09	$22.80	$24.87	$24.65	$24.58	$26.12	$21.36
	Number of Leases Expiring	206	194	162	128	126	39	38	19	24	11	24

Industrial Properties		2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	Thereafter
Midwest Region	Square Feet Expiring (000’s)	0	136	0	189	40	267	0	0	0	0	0
	Square Feet as a % of NRA	0%	20%	0%	28%	6%	39%	0%	0%	0%	0%	0%
	Annualized Base Rent in Expiring Year (000’s)	$0	$534	$0	$648	$248	$988	$0	$0	$0	$0	$0
	Annualized Base Rent PSF in Expiring Year	$0.00	$3.93	$0.00	$3.43	$6.20	$3.70	$0.00	$0.00	$0.00	$0.00	$0.00
	Number of Leases Expiring	0	2	0	1	2	1	0	0	0	0	0
Southern California	Square Feet Expiring (000’s)	302	426	304	57	398	94	31	0	0	0	0
Region	Square Feet as a % of NRA	19%	26%	19%	4%	25%	6%	2%	0%	0%	0%	0%
	Annualized Base Rent in Expiring Year (000’s)	$2,102	$2,853	$2,626	$700	$2,770	$554	$300	$0	$0	$0	$0
	Annualized Base Rent PSF in Expiring Year	$6.96	$6.70	$8.64	$12.28	$6.96	$5.89	$9.68	$0.00	$0.00	$0.00	$0.00
	Number of Leases Expiring	15	20	9	3	2	2	1	0	0	0	0
Total Industrial	Square Feet Expiring (000’s)	302	562	304	246	438	361	31	0	0	0	0
Properties	Square Feet as a % of NRA	13%	24%	13%	11%	19%	16%	1%	0%	0%	0%	0%
	Annualized Base Rent in Expiring Year (000’s)	$2,102	$3,387	$2,626	$1,348	$3,018	$1,542	$300	$0	$0	$0	$0
	Annualized Base Rent PSF in Expiring Year	$6.96	$6.03	$8.64	$5.48	$6.89	$4.27	$9.68	$0.00	$0.00	$0.00	$0.00
	Number of Leases Expiring	15	22	9	4	4	3	1	0	0	0	0

We are actively engaged in and have significant experience in the development, redevelopment and renovation of office and industrial properties. Subject to supply and demand, we expect to have the total projected costs of our properties under development comprise approximately 10-15% of our total market capitalization at any point in time. Due to current market conditions, we have scaled back our development activity, and as a result, at December 31, 2002, we had 222,000 net rentable square feet of properties under development with an estimated development cost of $48.9 million, or 2.0% of our December 31, 2002 total market capitalization. In addition to developing new properties, we are involved in substantial levels of construction activity in the normal course of owning and operating buildings. Such activity includes building out interior space for tenants, expansions of existing buildings, and repairs necessary to upgrade or maintain the quality of the buildings. The table below sets forth a schedule of the segment, market, net rentable square feet and estimated cost of each of our development properties.

Properties Under Development	Segment	Market	Net Rentable Square Feet(1)	Estimated Cost(2)
			(in thousands)	(in millions)
Carlsbad Pacific Center III	Southern California	San Diego	40	$8.3
Willow Oaks III	Mid-Atlantic	Metro. Washington, DC	182	40.6

Total			222	$48.9

(1)	Net rentable square feet defines the area of a property for which a tenant is required to pay rent, which includes the actual rentable area plus a portion of the common areas of the property allocated to a tenant.

(2)	As of December 31, 2002, we have incurred $41.4 million of the total estimated cost of our development properties.

Insurance

We have and will keep in force comprehensive insurance, including liability, fire, workers’ compensation, extended coverage, rental loss and, when available on reasonable commercial terms, flood, wind, earthquake and terrorism insurance, with policy specifications, limits, exclusions and deductibles customarily carried for similar properties. We currently maintain insurance to cover environmental conditions and business interruption if and when they occur. This policy covers both governmental and third-party claims associated with the covered environmental conditions. Our real property insurance policies exclude earthquake coverage for properties located within California. As a result, we maintain a $100 million blanket earthquake policy on the properties we own in Northern and Southern California. Our real property insurance policies exclude terrorism coverage. However, we maintain a $100 million blanket stand-alone terrorism policy on the properties we own. Certain types of losses, however, generally of a catastrophic nature, such as acts of war, are either uninsurable or the cost of obtaining insurance is so high that it is more prudent to accept the risk of loss. If more terrorists incidents occur, however, future insurance policies purchased by us may expressly exclude hostile acts, and it may be impossible to obtain insurance covering terrorist attacks. In addition, we would expect our insurance premiums to increase in the future, which may have an adverse impact on our cash flow. We may not be able to purchase policies in the future with coverage limits and deductibles similar to those that were available before September 11, 2001. We believe that our properties as of the date of this filing are adequately insured in accordance with industry standards.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our security holders during the fourth quarter of 2002 through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters

Market Information

Our common shares commenced trading on the NYSE on October 17, 1996 under the symbol “PP.” As of March 25, 2003, the last reported sales price per common share on the NYSE was $27.55 per common share. The following table sets forth the high and low sales price per common share reported on the NYSE as traded for the periods indicated.

Period	High	Low
2002
Fourth Quarter	29.06	24.71
Third Quarter	31.80	24.15
Second Quarter	33.05	29.14
First Quarter	29.99	26.81
2001
Fourth Quarter	28.29	24.36
Third Quarter	29.16	25.80
Second Quarter	27.10	23.70
First Quarter	27.00	23.76

Holders

At March 25, 2003, we had approximately 506 holders of record and approximately 7,000 beneficial owners of our common shares. As of March 25, 2003, all of our 3,773,585 Series D Preferred Shares, which are convertible into our common shares subject to certain limitations, were held by Security Capital Preferred Growth, Incorporated. In addition, the units of limited partnership interest in the operating partnership, which are redeemable for common shares subject to limitations, were held by 22 entities or persons.

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

Dividends

We have adopted a policy of paying regular quarterly distributions on our common shares and cash distributions have been paid on our common shares with respect to each such period since our inception. The following table sets forth information regarding the declaration and payment of distributions by us in 2002 and 2001.

Period Which Distribution Relates	Distribution Record Date	Distribution Payment Date	Per Share Distribution Amount
2002
Fourth Quarter	12/27/02	1/10/03	$0.560
Third Quarter	9/30/02	10/11/02	$0.560
Second Quarter	6/28/02	7/12/02	$0.560
First Quarter	3/29/02	4/12/02	$0.535
2001
Fourth Quarter	12/28/01	1/11/02	$0.535
Third Quarter	9/28/01	10/12/01	$0.535
Second Quarter	6/29/01	7/13/01	$0.535
First Quarter	3/30/01	4/12/01	$0.485

For tax purposes, the foregoing distributions represent an approximate 19.3% and 8.9% return of capital in 2002 and 2001, respectively. In order to maintain our qualification as a REIT, we must make annual distributions to our shareholders of at least 90% of our taxable income, excluding net capital gains. During the years ended December 31, 2002 and 2001, we declared distributions totaling $2.215 and $2.09 per share, respectively. Under certain circumstances we may be required to make distributions in excess of cash available for distribution in order to meet such REIT distribution requirements. In such event, we presently would expect to borrow funds, or to sell assets for cash, to the extent necessary to obtain cash sufficient to make the distributions required to retain our qualification as a REIT for federal income tax purposes.

We declared a cash distribution for the first quarter of 2003 in the amount of $.56 per share, payable on April 11, 2003 to holders of record on March 31, 2003. We currently anticipate that we will maintain at least the current distribution rate for the immediate future, unless actual results of operations, economic conditions or other factors differ from our current expectations. Future distributions, if any, paid by us will be at the discretion of our board of trustees and will depend on our cash flow, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors as our board of trustees deems relevant.

Item 6. Selected Financial and Operating Data

The following section sets forth our selected consolidated financial and operating data. The following data should be read in conjunction with the historical Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.

The selected historical consolidated financial data has been derived from our audited financial statements and notes thereto.

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share amounts)
Operating Data:
Rental income	$350,122	$331,570	$327,816	$289,037	$227,022
Management and other fees, net	4,386	5,042	4,555	3,325	5,964

Total revenues	354,508	336,612	332,371	292,362	232,986

Property operating expenses and real estate taxes	128,773	114,484	113,596	101,303	79,990
General and administrative and personnel costs	10,361	10,396	9,790	8,843	8,000
Interest expense and amortization of financing costs	68,913	66,079	72,727	60,472	42,681
Depreciation and amortization	71,734	61,986	61,479	52,828	40,244

Total expenses	279,781	252,945	257,592	223,446	170,915

Merger termination fee, net	—	17,000	4,091	—	—
Loss on investment in securities	—	—	(1,000)	—	—

Income from continuing operations before minority interests and equity in income	74,727	100,667	77,870	68,916	62,071
Minority interests (1)	(10,899)	(17,483)	(15,510)	(12,567)	(7,597)
Equity in income of joint ventures and unconsolidated subsidiaries	3,154	3,131	3,843	4,294	7,398

Income from continuing operations	66,982	86,315	66,203	60,643	61,872

Income from discontinued operations	2,008	2,741	3,308	3,902	4,331
Gain from disposition of discontinued operations	5,575	—	—	—	—
Minority interests related to discontinued operations	(284)	(118)	(147)	(168)	(199)

Discontinued operations	7,299	2,623	3,161	3,734	4,132

Income before gain on sale of properties and extraordinary items	74,281	88,938	69,364	64,377	66,004

Gain on sale of properties	—	13,895	221	16,105	14,416
Extraordinary items	—	(367)	—	—	(9,001)

Net income	$74,281	$102,466	$69,585	$80,482	$71,419

Preferred dividends	(8,358)	(7,887)	(7,151)	(6,491)	(5,655)

Net income applicable to common shareholders	$65,923	$94,579	$62,434	$73,991	$65,764

Per Share Data:
Basic earnings per common share:
Income from continuing operations applicable to common shareholders	$1.53	$2.51	$1.63	$1.85	$1.82
Discontinued operations	$0.19	$0.07	$0.09	$0.10	$0.11
Extraordinary items	$—	$(0.01)	$—	$—	$(0.23)

Net income applicable to common shareholders – basic	$1.72	$2.57	$1.72	$1.95	$1.70

Weighted average number of common shares outstanding – basic	38,409	36,736	36,273	37,875	38,742
Diluted earnings per common share:
Income from continuing operations applicable to common shareholders	$1.52	$2.45	$1.62	$1.84	$1.79
Discontinued operations	$0.19	$0.07	$0.09	$0.09	$0.10
Extraordinary items	$—	$(0.01)	$—	$—	$(0.21)

Net income applicable to common shareholders – diluted	$1.71	$2.51	$1.71	$1.93	$1.68

Weighted average number of common shares and common share equivalents outstanding – diluted	38,649	40,849	36,515	41,729	42,497

	As of or For the Year Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands)
Balance Sheet Data:
Operating real estate, before accumulated depreciation	$1,932,028	$1,807,039	$1,869,694	$1,780,386	$1,648,732
Operating real estate, after accumulated depreciation	1,753,236	1,660,690	1,743,064	1,688,925	1,623,941
Cash and cash equivalents	5,080	5,845	5,452	13,313	5,523
Total assets	2,122,289	2,030,593	2,117,875	1,994,663	1,871,145
Mortgages and notes payable	1,011,027	907,734	1,007,800	896,810	800,263
Total liabilities	1,141,731	1,024,607	1,132,858	983,850	880,447
Minority interests	136,325	186,186	178,753	179,320	130,120
Shareholders’ equity	844,233	819,800	806,264	831,493	860,578

Other Data:
Cash flow from operations	$160,611	$160,424	$161,961	$119,664	$101,986
Cash flow from investing	(160,505)	(52,854)	(173,211)	(140,377)	(563,851)
Cash flow from financing	(871)	(107,177)	3,389	28,503	460,313
EBITDA(2)	233,061	231,162	227,785	201,243	166,454
Funds from operations(3)	147,766	143,946	134,311	124,665	113,620

	(square feet in thousands)

Property Data:
Number of properties	137	146	181	199	233
Total net rentable square feet	17,627	17,597	19,497	19,848	20,963
Leased %	93%	94%	96%	96%	97%

(1)	Represents the limited partners’ interest in the operating partnership as well as the limited partners’ interest in certain real estate partnerships.
(2)	EBITDA, a non-GAAP financial measure, means operating income before mortgage and other interest expense, income taxes, depreciation and amortization. We believe that EBITDA is useful to investors and our management as an indication of our ability to service debt and pay cash distributions. EBITDA, as calculated by us, is not comparable to EBITDA reported by other REITs that do not define EBITDA exactly as we do. EBITDA does not represent cash generated from operating activities in accordance with generally accepted accounting principles, and should not be considered as an alternative to operating income or net income as an indicator of performance or as an alternative to cash flows from operating activities as an indicator of liquidity. The following is a reconciliation of net income, the most directly comparable GAAP measure, to EBITDA:

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands)
EBITDA
Net income	$74,281	$102,466	$69,585	$80,482	$71,419
Add:
Interest expense and amortization of financing cost	68,913	66,079	72,727	60,472	42,681
Real estate depreciation and amortization (A)	73,368	64,190	63,328	54,482	41,828
Other depreciation and amortization	89	78	71	53	–
EBITDA of unconsolidated subsidiaries	1,577	660	2,062	2,837	6,086
EBITDA of unconsolidated real estate joint ventures	12,311	13,908	11,663	10,739	9,588
Extraordinary items	—	367	—	—	9,001
Minority interests(B)	11,251	17,440	15,504	12,577	7,665
Less:
Merger termination fee, net(C)	—	(17,000)	(4,091)	—	—
Gain on sales	(5,575)	(13,895)	(221)	(16,105)	(14,416)
Loss on investment in securities(C)	—	—	1,000	—	—
Equity in income of joint ventures and unconsolidated subsidiaries	(3,154)	(3,131)	(3,843)	(4,294)	(7,398)

EBITDA	$233,061	$231,162	$227,785	$201,243	$166,454

(A)	Includes real estate depreciation and amortization included in continuing operations and real estate depreciation and amortization included in discontinued operations.
(B)	Represents the minority interests applicable to common and preferred unit holders of the operating partnership.
(C)	Due to the non-recurring nature of these items, it is our opinion that these items should be excluded from our EBITDA.
(3)	Funds from operations is a non-GAAP financial measure and as defined by the National Association of Real Estate Investment Trusts, means net income, computed in accordance with generally accepted accounting principles excluding extraordinary items (as defined by generally accepted accounting principles) and gains (or losses) from sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships, joint ventures and subsidiaries. We believe that funds from operations is helpful to investors and our management as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing and investing activities, it provides investors with an indication of our ability to incur and service debt, to make capital expenditures and to fund other cash needs. Our funds from operations is not comparable to funds from operations reported by other REITs that do not define funds from operations exactly as we do. We believe that in order to facilitate a clear understanding of our operating results, funds from operations should be examined in conjunction with net income as presented in our audited Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K. Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and should not be considered as an alternative to net income as an indication of our performance or to cash flows as a measure of liquidity or ability to make distributions. The following is a reconciliation of net income, the most directly comparable GAAP measure, to funds from operations:

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands)
Funds from operations
Net income	$74,281	$102,466	$69,585	$80,482	$71,419
Add:
Real estate depreciation and amortization(A)	73,368	64,190	63,328	54,482	41,828
Real estate depreciation and amortization of unconsolidated joint ventures	3,103	3,550	2,816	2,480	2,196
Minority interests(B)	11,251	17,440	15,504	12,577	7,665
Extraordinary items	—	367	—	—	9,001
Less:
Merger termination fee, net(C)	—	(17,000)	(4,091)	—	—
Gain on sales	(5,575)	(13,895)	(221)	(16,105)	(14,416)
Dividend on perpetual preferred units	(8,662)	(13,172)	(12,610)	(9,251)	(4,073)

Funds from operations	$147,766	$143,946	$134,311	$124,665	$113,620

(A)	Includes real estate depreciation and amortization included in continuing operations and real estate depreciation and amortization included in discontinued operations.
(B)	Represents the minority interests applicable to the common and preferred unit holders of the operating partnership.
(C)	Although the fee is not considered an extraordinary item in accordance with generally accepted accounting principles, it is our opinion that it is appropriate to exclude the fee from funds from operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our “Selected Financial and Operating Data” and our historical consolidated financial statements and related notes thereto. Historical results set forth in our “Selected Financial and Operating Data” and Consolidated Financial Statements should not be taken as an indication of our future operations.

Overview

As an owner of real estate, the majority of our income and cash flow is derived from rental income received pursuant to tenant leases for space at our properties; and thus, our earnings would be negatively impacted by a deterioration of our rental income. One or more factors could result in a deterioration of rental income including (1) our failure to renew or execute new leases as current leases expire, (2) our failure to renew or execute new leases with rental terms at or above the terms of in-place leases, and (3) tenant defaults.

Our failure to renew or execute new leases as current leases expire or to execute new leases with rental terms at or above the terms of in-place leases is dependent on factors such as (1) the local economic climate, which may be adversely impacted by business layoffs or downsizing, industry slowdowns, changing demographics and other factors, and (2) local real estate conditions, such as oversupply of office and industrial space or competition within the market.

The following are the 12 markets in which our properties are located with the first market being the location of each regional office:

Region	Market
Mid-Atlantic	Metropolitan Washington DC, Atlanta
Midwest	Chicago, Suburban Detroit
Southwest	Dallas/Fort Worth, Austin, Denver, Houston
Northern California	Oakland, Sacramento
Southern California	San Diego, Los Angeles

At December 31, 2002, we had 16.1 million square feet of in-place leases representing 93% of the net rentable square feet of our operating properties. Our leases range in term from 1 month to 20 years with an average term of 5 to 7 years. The 16.1 million square feet of in-place leases expire as follows:

	Square Feet
	(square feet in thousands)
2003	1,641	10.2%
2004	2,648	16.4%
2005	2,001	12.4%
2006	1,875	11.6%
2007	2,043	12.7%
Thereafter	5,901	36.7%

	16,109	100.0%

If one or more tenants fail to pay their rent due to bankruptcy, weakened financial condition or otherwise, our income, cash flow and ability to make distributions would be negatively impacted. At any time, a tenant may seek the protection of the bankruptcy laws, which could result in delays in rental payments or in the rejection and termination of such tenant leases.

On July 21, 2002, WorldCom, Inc. announced that WorldCom and substantially all of its active U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Code in the United States Bankruptcy Court. At the time of the announcement, WorldCom subsidiaries had operating leases totaling 273,000 square feet in six of our properties. In November 2002, we received formal notice of rejection of approximately 24,000 square feet of WorldCom related leases.

At December 31, 2002, we had six remaining office lease agreements with WorldCom subsidiaries representing 249,045 square feet in five of our office properties. Annualized base rental revenue from these leases equates to approximately $5.6 million, or less than 2% of our annualized base rental revenue. All rent due as of December 31, 2002 under the office lease agreements has been collected. Accruable rental income related to these leases totaled approximately $730,000 at December 31, 2002, all of which was reserved at December 31, 2002. Our WorldCom related office leases expire as follows: 17,118 square feet expire in March 2003; 18,039 square feet expire in July 2003; 106,576 square feet expire in April 2005; and 107,312 square feet expire at various times in 2006. Base rental rates under these leases range from $17.50 per square foot to $23.52 per square foot. In addition to the office lease agreements, we have rooftop antenna lease agreements with WorldCom subsidiaries. These leases expire at various dates through June 30, 2008. Annualized rent from these leases equates to approximately $272,000. In January 2003, we received formal notice of rejection of approximately 71,000 square feet of the Worldcom related office leases expiring in 2006. At December 31, 2002, approximately 24,000 square feet of the 71,000 square feet, was sub-leased to a tenant unaffiliated with Worldcom.

As of the date of this filing, we are uncertain whether the remaining leases will be accepted or rejected in the bankruptcy proceedings or whether WorldCom or its subsidiaries will continue to pay in accordance with the lease terms.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations is based upon our Consolidated Financial Statements. Our Consolidated Financial Statements include the accounts of Prentiss Properties Trust, our operating partnership and our other consolidated subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from our estimates.

The significant accounting policies used in the preparation of our Consolidated Financial Statements are fully described in Note (2) to our audited Consolidated Financial Statements for the year ended December 31, 2002, included elsewhere in this Form 10-K. However, certain of our significant accounting estimates are considered critical accounting estimates because the estimate requires our management to make assumptions about matters that are highly uncertain at the time the estimate is made and different estimates that reasonably could have been used in the current period, or changes in the estimates that are reasonably likely to occur from period to period, would have a material impact on our financial condition, changes in financial condition or results of operations. We consider our critical accounting policies and estimates to be those used in the determination of the reported amounts and disclosure related to the following:

(1)	Impairment of long-lived assets and the long-lived assets to be disposed of;
(2)	Allowance for doubtful accounts;
(3)	Depreciable lives applied to real estate assets and improvements to real estate assets;
(4)	Initial recognition, measurement and allocation of the cost of real estate acquired; and
(5)	Fair value of derivative instruments.

Impairment of long-lived assets and long-lived assets to be disposed of

Real estate, leasehold improvements and land holdings are classified as long-lived assets held for sale or long-lived assets to be held and used. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we record assets held for sale at the lower of the carrying amount or fair value, less cost to sell. With respect to assets classified as held and used, we periodically review these assets to determine whether our carrying amount will be recovered. All of our long-lived assets were classified as held and used at December 31, 2002. Our operating real estate, which comprises the majority of our long-lived assets, had a carrying amount of $1.8 billion at December 31, 2002. A long-lived asset is considered impaired if its carrying amount exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Upon impairment, we would recognize an impairment loss to reduce the carrying value of the long-lived asset to our estimate of its fair value. Our estimate of fair value and cash flows to be generated from our properties requires us to make assumptions related to future occupancy of our properties, future rental rates, tenant concessions, operating expenditures, property taxes, capital improvements, the ability of our tenants to perform pursuant to their lease obligations, the holding period of our properties and the proceeds to be generated from the eventual sale of our properties. If one or more of our assumptions proves incorrect or if our assumptions change, the recognition of an impairment loss on one or more properties may be necessary in the future. For assets classified as held and used, we have not recognized any impairment during the three year period ended December 31, 2002. During this same period, however, we classified two real estate assets as held for sale and recognized impairment losses totaling $7.6 million in the aggregate. The table below details the impairment losses recognized during the three years ended December 31, 2002:

	Year Ended December 31,
	2002		2001		2000
	(in thousands)
Impairment loss recognized	$2,855	(1)	$4,765	(2)	—

(1)	Included in gain from disposition of discontinued operations, net in the accompanying statement of income.
(2)	Included in gain on sale of properties, net in the accompanying statement of income.

Allowance for doubtful accounts

Accounts receivable are reduced by an allowance for amounts that we estimate to be uncollectible. Our receivable balance is comprised primarily of accrued rental rate increases to be received over the life of in-place leases as well as rents and operating cost recoveries due from tenants. We regularly evaluate the adequacy of our allowance for doubtful accounts considering such factors as credit quality of our tenants, delinquency of payment, historical trends and current economic conditions. At December 31, 2002, we had total receivables of $46.7 million and an allowance for doubtful accounts of $7.7 million, resulting in a net receivable balance of $39.0 million. Of the $46.7 million in total receivables, $36.2 million represents accrued rental rate increases to be received over the life of in-place leases. It is our policy to reserve all outstanding receivables that are 90-days past due along with a portion of the remaining receivable balance that we feel is uncollectible based on our evaluation of the outstanding receivable balance. In addition, we increase our allowance for doubtful accounts for accrued rental rate increases, if we determine such future rent is uncollectible. Actual results may differ from these estimates under different assumptions or conditions. If our assumptions, regarding the collectibility of accounts receivable, prove incorrect, we may experience write-offs in excess of our allowance for doubtful accounts. The table below presents bad debt expense recognized during the three years ended December 31, 2002, which includes increases or decreases to our allowance for doubtful accounts. The table also presents our allowance for doubtful accounts at each period end.

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
Bad debt expense	$5,428	$766	$1,850
Less: Bad debts realized during the period	(802)	(1,184)	(1,236)

Increase/(decrease) in allowance for doubtful accounts	$4,626	$(418)	$614

Allowance for doubtful accounts at period end	$7,712	$3,086	$3,504

Depreciable lives applied to real estate assets and improvements to real estate assets

Depreciation on buildings and improvements is provided under the straight-line method over an estimated useful life of 30 to 40 years for office buildings and 25 to 30 years for industrial buildings. Significant betterments made to our real estate assets are capitalized and depreciated over the estimated useful life of the betterment. If our estimate of useful lives proves to be materially incorrect, the depreciation and amortization expense that we currently recognize would also prove to be materially incorrect. A change in our estimate of useful lives would therefore, result in either an increase or decrease in depreciation and amortization expense and thus, an increase or decrease in earnings. The table below presents real estate related depreciation and amortization expense, including depreciation and amortization expense related to discontinued operations, recognized during the three years ended December 31, 2002:

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
Depreciation and amortization expense	$73,368	$64,190	$63,328

Initial recognition, measurement and allocation of the cost of real estate acquired

In accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations,” which includes, within its scope, real estate acquisitions, we estimate at the date of acquisition the fair value of the various components of each real estate asset acquired and allocate the purchase price to each component accordingly. Generally this includes an allocation of the purchase price to land, building, leasing costs, leasehold improvements and to an intangible asset or liability representing the difference between the contractual in-place leases and the fair value of such in-place leases. We determine the fair value of the components using a variety of methods and assumptions all of which result in a general approximation of fair value. Differing assumptions and methods could result in different estimates of fair value and thus, a different purchase price allocation. Financial Accounting Standards No. 141 is effective for business combinations for which the date of acquisition is July 1, 2001, or later. During the period July 1, 2001 through December 31, 2002, we acquired three real estate properties. Based on our estimates of the fair value of the components of each real estate property acquired between July 1, 2001 and December 31, 2002, we allocated the purchase price as follows:

	Year Ended December 31,
	2002	2001
	(in thousands)
Land	$10,200	$3,000
Buildings and improvements	$131,001	$15,221
Leasing costs and leasehold improvements	$21,424	$—
Intangible asset/(liability)	$—	$—

Fair value of derivative instruments

In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted, beginning January 1, 2001, we record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability of expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized currently in earnings. We assess the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in fair value are recognized in earnings.

Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we use interest rate swaps as part of our cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During 2002, such derivatives were used to hedge the variable cash flows associated with a portion of our variable-rate debt.

As of December 31, 2002, we did not have any derivatives designated as fair value hedges. Additionally, we do not use derivatives for trading or speculative purposes and currently, we do not have any derivatives that are not designated as hedges.

To determine the fair value of our derivative instruments, we use a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. For the majority of financial instruments including most derivatives, standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost, and termination cost are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized. Future cash inflows or outflows from our derivative instruments depend upon future borrowing rates. If assumptions about future borrowing rates prove to be materially incorrect, the recorded value of these agreements could also prove to be materially incorrect. Because we use the derivative instruments to hedge our exposure to variable interest rates, thus effectively fixing a portion of our variable interest rates, the impact of changes in future borrowing rates could result in our interest expense being either higher or lower than might otherwise have been incurred on our variable-rate borrowings had the rates not been fixed. The table below presents the amount by which cash payments made under our interest rate swap agreements exceeded cash receipts from our agreements, or conversely, the amount by which cash receipts exceeded cash payments made under our agreements during the three years ended December 31, 2002. The table also presents the estimated fair value of our in-place swap agreements as of December 31, 2002, 2001 and 2000.

	Year Ended December 31,
	2002	2001	2000(1)
	(in thousands)
Net cash (paid)/received under our interest rate swap agreements	$(8,232)	$(3,197)	$215
Fair value of interest rate swaps	$(16,776)	$(10,490)	$(2,513)

(1)	In accordance with Statement of Financial Accounting Standards No. 133, the fair value of the interest rate swap at December 31, 2000 was included as a cumulative transition adjustment and recorded as a liability on our consolidated balance sheet on January 1, 2001.

Results of Operations

Comparison of the Year Ended December 31, 2002 to the Year Ended December 31, 2001

The table below presents our consolidated statements of income for the years ended December 31, 2002 and 2001:

	Year Ended December 31,
	2002	2001
	(in thousands)
Consolidated Statements of Income
Revenues:
Rental income	$350,122	$331,570
Management and other fees, net	4,386	5,042

	354,508	336,612

Expenses:
Property operating and maintenance	88,842	76,796
Real estate taxes	39,931	37,688
General and administrative and personnel cost	10,361	10,396
Interest expense	67,081	64,472
Amortization of deferred financing costs	1,832	1,607
Depreciation and amortization	71,734	61,986

	279,781	252,945

Merger termination fee, net	—	17,000

Income from continuing operations before minority interests and equity in income	74,727	100,667

Minority interests	(10,899)	(17,483)
Equity in income of joint ventures and unconsolidated subsidiaries	3,154	3,131

Income from continuing operations	66,982	86,315

Discontinued operations:
Income from discontinued operations	2,008	2,741
Gain from disposition of discontinued operations	5,575	—
Minority interests related to discontinued operations	(284)	(118)

	7,299	2,623

Income before gain on sale of properties and extraordinary items	74,281	88,938
Gain on sale of properties	—	13,895
Extraordinary items	—	(367)

Net income	$74,281	$102,466
Preferred dividends	(8,358)	(7,887)

Net income applicable to common shareholders	$65,923	$94,579

Included below is a discussion of the significant events or transactions that have impacted our results of operations when comparing the year ended December 31, 2002 to the year ended December 31, 2001.

Acquisition of Real Estate. Prior to March 2002, we owned a 20% non-controlling interest in the joint venture owning the Burnett Plaza property, a 1.0 million net rentable square foot office building located in our Southwest Region. Our 20% interest was accounted for using the equity method of accounting and thus, our share of the results of operations from the property were included in the line item “equity in income of joint ventures and unconsolidated subsidiaries” on our consolidated statement of income. On March 7, 2002, we purchased from Burnett Plaza – VEF III, L.P., an affiliate of Lend Lease Real Estate Investments, its 80% interest in the joint venture for a purchase price of approximately $51.2 million. Subsequent to this purchase, the results of operations for the Burnett Plaza property are consolidated into the results of operations of our operating partnership.

In addition to the acquisition of the Burnett Plaza property, between April 2001 and November 2002, we acquired six wholly-owned office properties and an interest in a real estate joint venture. The six wholly-owned properties, all of which are located in our Mid-Atlantic Region, contain 1.1 million net rentable square feet and were acquired for an aggregate purchase price of $179.2 million. The joint venture interest, which we acquired for $10.7 million, consists of a 25% non-controlling interest in a joint venture owning two office properties containing 452,000 net rentable square feet which are located in our Mid-Atlantic Region. We account for our interest in the joint venture using the equity method of accounting.

Leasing of Development Projects. Our results of operations, for the year ended December 31, 2002, have been bolstered by the contribution of several development projects. The projects include approximately 182,000 net rentable square feet in our Mid-Atlantic Region, 59,000 net rentable square feet in our Midwest Region, 396,000 net rentable square feet in our Southwest Region and 40,000 net rentable square feet in our Southern California Region. At December 31, 2002 these projects were approximately 80% leased.

Real Estate Dispositions. During 2002, we disposed of seven industrial properties containing 875,000 net rentable square feet and three office properties containing 194,000 net rentable square feet. The industrial properties included all of the industrial properties within our Mid-Atlantic Region. The office properties represented our only office holdings within the Los Angeles area, a market within our Southern California Region. The sales resulted in aggregate gross proceeds of $56.0 million which were used to repay a portion of the outstanding borrowings under our revolving credit facility. In addition to the properties sold during 2002, during 2001, we disposed of 42 properties containing 2.8 million net rentable square feet. The 42 property dispositions included 1 property containing 243,000 net rentable square feet located in our Mid-Atlantic Region, 5 properties containing 584,000 net rentable square feet in our Midwest Region, 5 properties containing 301,000 net rentable square feet in our Southern California Region and all of the properties within our Northeast Region which included 31 properties containing 1.70 million net rentable square feet.

Termination of Merger. On September 21, 2000, we entered into a termination and release agreement which provided for the termination of the agreement and plan of merger dated June 27, 2000, between us, our operating partnership, Mack-Cali Realty Corporation, and Mack-Cali Realty, L.P. As part of the termination and release agreement, and pursuant to an escrow agreement dated September 21, 2000, Mack-Cali deposited a $25.0 million termination fee in escrow for our benefit.

Redemption/Issuance of Preferred Units. On January 3, 2002, we repurchased all of our outstanding 9.45%, Series C Cumulative Redeemable Perpetual Preferred Units of our operating partnership for approximately $50.6 million including accrued and unpaid dividends. In April 2001, we issued $10.0 million of 7.50%, Series E Cumulative Preferred Units of our operating partnership as partial consideration for the acquisition of real estate related assets.

Other Significant Events or Transactions. On November 22, 1999, we acquired 123 North Wacker, a 537,000 net rentable square foot office property located in our Midwest Region for a purchase price of approximately $87.3 million. The property was primarily leased to a single tenant whose intention was to vacate the property in September 2001 upon the expiration of the in-place lease. Our intention was to convert and market the building for lease as a multi-tenant property. The property, which was vacated as intended, is currently 81% leased.

The following is a discussion of the material changes in our consolidated statements of income and a discussion of the impact that the significant events or transactions, as described above, had on one or more line items of our consolidated statements of income when comparing the year ended December 31, 2002 to the year ended December 31, 2001.

Rental Income. Rental income increased by $18.6 million, or 5.6%, from $331.6 million to $350.1 million. The real estate acquisitions and development properties coming on-line resulted in increases of $26.9 million and $9.8 million, respectively. These increases were partially offset by a decrease of $10.4 million related to property dispositions during the period January 1, 2001 through December 31, 2001, a decrease of $3.6 million related to our 123 North Wacker property and a decrease of $4.1 million from our other properties relating primarily to occupancy declines in our portfolio.

Property Operating and Maintenance. Property operating and maintenance costs increased by $12.0 million, or 15.7%, from $76.8 million to $88.8 million. The real estate acquisitions and development properties coming on-line resulted in increases of $6.2 million and $1.8 million, respectively. These increases were partially offset by a decrease of $2.4 million related to real estate dispositions during the period January 1, 2001 through December 31, 2001 and a decrease of $96,000 related to our 123 North Wacker property. Property operating and maintenance expenses related to our other properties increased by $6.5 million relating primarily to an increase of $4.6 million in our allowance for doubtful accounts and $1.7 million in property related insurance during the period. The increase in property related insurance resulted primarily from the premiums paid for terrorism insurance.

Real Estate Taxes. Real estate taxes increased by $2.2 million, or 6.0%, from $37.7 million to $39.9 million. The real estate acquisitions and development properties coming on-line resulted in increases of $2.9 million and $1.3 million, respectively. These increases were partially offset by a decrease of $699,000 related to real estate dispositions during the period January 1, 2001 through December 31, 2001 and a decrease of $292,000 related to our 123 North Wacker property. Other properties decreased by approximately $963,000 primarily as a result of the reassessment of certain property values by various taxing authorities.

Interest Expense. Interest expense increased by $2.6 million, or 4.0%, from $64.5 million to $67.1 million, primarily as a result of an increase in weighted average borrowings outstanding from the year ended December 31, 2001 to year ended December 31, 2002, accompanied by a decrease in capitalized interest from $5.2 million to $3.4 million for the respective periods. The increase was partially offset by a decrease in the weighted average interest rate paid on outstanding borrowings from 7.37% to 6.78% for the respective periods.

Depreciation and Amortization. Depreciation and amortization increased by $9.7 million, or 15.7%, from $62.0 million to $71.7 million. The real estate acquisitions and development properties coming on-line resulted in increases of $4.7 million and $2.0 million, respectively. These increases were partially offset by a decrease of $1.9 million related to real estate dispositions during the period January 1, 2001 through December 31, 2001. Additionally, our depreciation and amortization expense related to our 123 North Wacker property and our other properties increased by $1.4 million and $3.6 million, respectively which is attributable to increases in depreciation and amortization of leasehold improvements which results from leasing activity incurred subsequent to our acquisition of these properties.

Merger Termination Fee. During the year ended December 31, 2001, we received final distributions totaling $17.0 million from the Mack-Cali escrow account.

Minority Interests. Minority interests decreased by $6.6 million, or 37.7%, from $17.5 million to $10.9 million, primarily due to the income allocation totaling $4.7 million related to the Series C Cumulative Redeemable Perpetual Preferred Units that were repurchased in January 2002, as well as the minority interest holders proportionate share of the decrease in net income before discontinued operations, extraordinary items and minority interests from $117.7 million for the year ended December 31, 2001 to $77.9 million for the year ended December 31, 2002. The decrease was partially offset by the increase of $188,000 in income allocation resulting from the full year impact in 2002 of the Series E Preferred Units issued in April 2001.

Discontinued Operations. Discontinued operations increased by $4.7 million, from $2.6 million to $7.3 million, primarily as a result of the gain from the sale of our industrial properties in our Mid-Atlantic Region which totaled $8.5 million, partially offset by a $2.9 million write-down on the Los Angeles office properties, prior to their disposition in October 2002. The increase was also offset by a decrease resulting from the shortened period of time the assets were in our portfolio during 2002 versus 2001.

Gain on Sale of Properties. Gain on sale of properties decreased by $13.9 million. Prior to the effective date of Statement of Financial Accounting Standards No. 144, which requires gains and loses on the sale of real estate properties to be included in discontinued operations, gains and losses on our real estate dispositions were included in the line item “gain on sale of properties” in our consolidated statement of income. Included as such, during the year ended December 31, 2001, we sold 42 properties totaling 2.8 million net rentable square feet resulting in a gain on sale of $18.6 million. The gain was partially offset by a $4.7 million write-down on the Crescent Centre property, prior to its disposition in May 2001.

Comparison of the Year Ended December 31, 2001 to the Year Ended December 31, 2000

The table below presents our consolidated statements of income for the years ended December 31, 2001 and 2000:

	Year Ended December 31,
	2001	2000
	(in thousands)
Consolidated Statements of Income
Revenues:
Rental income	$331,570	$327,816
Management and other fees, net	5,042	4,555

	336,612	332,371

Expenses:
Property operating and maintenance	76,796	75,887
Real estate taxes	37,688	37,709
General and administrative and personnel cost	10,396	9,790
Interest expense	64,472	71,208
Amortization of deferred financing costs	1,607	1,519
Depreciation and amortization	61,986	61,479

	252,945	257,592

Merger termination fee, net	17,000	4,091
Loss on investment in securities	—	(1,000)

Income from continuing operations before minority interests and equity in income	100,667	77,870
Minority interests	(17,483)	(15,510)
Equity in income of joint ventures and unconsolidated subsidiaries	3,131	3,843

Incoming from continuing operations	86,315	66,203

Discontinued operations:
Income from discontinued operations	2,741	3,308
Minority interests related to discontinued operations	(118)	(147)

	2,623	3,161

Income before gain on sale of properties and extraordinary items	88,938	69,364
Gain on sale of properties	13,895	221
Extraordinary items	(367)	—

Net income	$102,466	$69,585
Preferred dividends	(7,887)	(7,151)

Net income applicable to common shareholders	$94,579	$62,434

Included below is a discussion of the significant events or transactions that have impacted our results of operations when comparing the year ended December 31, 2001 to the year ended December 31, 2000.

Acquisition of Real Estate. We acquired 10 wholly-owned office properties and an interest in a real estate joint venture between January 1, 2000 and December 31, 2001. One of the acquired properties was sold concurrent with its acquisition. The remaining nine wholly-owned properties, which contain 1.3 million net rentable square feet and our interest in the real estate joint venture, consisting of a 25% non-controlling interest in a joint venture owning two office properties containing 452,000 net rentable square feet, impact our results of operations when comparing the year ended December 31, 2001 to the year ended December 31, 2000. Seven of the properties, including the joint venture properties, are located in our Mid-Atlantic Region, contain 1.3 million net rentable square feet and were acquired between April 2001 and July 2001 for an aggregate purchase price of $134.9 million. Three of the properties, located in our Southwest Region, contain 271,000 net rentable square feet and were acquired in September 2000 for an aggregate purchase price of $47.2 million. One property, located in our Northern California

Region, contains 201,000 net rentable square feet and was acquired for an aggregate purchase price of $42.9 million. We account for our interest in the real estate joint venture using the equity method of accounting.

Leasing of Development Projects. Our results of operations, for the year ended December 31, 2001, have been bolstered by the contribution of several development projects. The projects include approximately 148,000 net rentable square feet in our Mid-Atlantic Region, 59,000 net rentable square feet in our Midwest Region, 787,000 net rentable square feet in our Southwest Region and 164,000 net rentable square feet in our Southern California Region. At December 31, 2001, these projects were approximately 99% leased.

Real Estate Dispositions. We disposed of 69 properties between January 1, 2000 and December 31, 2001. One property was acquired and concurrently sold. The remaining 68 properties contained 4.3 million net rentable square feet. The 68 properties included 1 property containing 243,000 net rentable square feet in our Mid-Atlantic Region, 5 properties containing 584,000 net rentable square feet in our Midwest Region, 12 properties containing 906,000 net rentable square feet in our Southwest Region, 18 properties containing 822,000 net rentable square feet in our Southern California Region and 32 properties containing 1.73 million net rentable square feet, which represented all of our holdings within our Northeast Region.

Termination of Merger. On September 21, 2000, we entered into a termination and release agreement which provided for the termination of the agreement and plan of merger dated June 27, 2000, between us, our operating partnership, Mack-Cali Realty Corporation, and Mack-Cali Realty, L.P. As part of the termination and release agreement, and pursuant to an escrow agreement dated September 21, 2000, Mack-Cali deposited a $25.0 million termination fee in escrow for our benefit.

Issuance of Preferred Units. We issued $10.0 million of 7.50%, Series E Cumulative Preferred Units in April 2001 as partial consideration for the acquisition of real estate related assets.

Other Significant Events or Transactions. On November 22, 1999, we acquired 123 North Wacker, a 537,000 net rentable square foot office property located in our Midwest Region for a purchase price of approximately $87.3 million. The property was primarily leased to a single tenant whose intention was to vacate the property in September 2001 upon the expiration of the in-place lease. Our intention was to convert and market the building for lease as a multi-tenant property.

The following is a discussion of the material changes in our consolidated statements of income and a discussion of the impact that the significant events or transactions, as described above, had on one or more line items of our consolidated statements of income when comparing the year ended December 31, 2001 to the year ended December 31, 2000.

Rental Income. Rental income increased by $3.8 million, or 1.1%, from $327.8 million to $331.6 million. The real estate acquisitions and development properties coming on-line resulted in increases of $21.1 million and $15.2 million, respectively. These increases were offset by a decrease of $38.9 million related to property dispositions during the period January 1, 2000 through December 31, 2001 and a decrease of $4.8 million related to our 123 North Wacker property. Other properties increased by $11.1 million primarily as a result of an increase in straight-lined rent achieved from new leases exceeding that from expiring leases.

Property Operating and Maintenance. Property operating and maintenance costs increased by $909,000, or 1.2%, from $75.9 million to $76.8 million. The real estate acquisitions and development properties coming on-line resulted in increases of $4.8 million and $2.3 million, respectively. These increases were offset by a decrease of $8.2 million related to real estate dispositions during the period January 1, 2000 through December 31, 2001 and a decrease of $516,000 related to our 123 North Wacker property. Property operating and maintenance expenses related to our other properties increased by $2.5 million primarily as a result of an increase of $1.3 million in utility expenses accompanied by a general increase in expenses of operating and maintaining our properties.

Real Estate Taxes. Real estate taxes decreased by $21,000, or less than 1.0% during the period. The real estate acquisitions and development properties coming on-line resulted in increases of $2.2 million and $1.2 million, respectively. These increases were offset by a decrease of $3.5 million related to real estate dispositions during the period January 1, 2000 through December 31, 2001 and a decrease of $1.2 million related to our 123 North Wacker property. Real estate taxes related to our other properties increased by $1.2 million primarily as a result of the reassessment of certain property values by various taxing authorities.

Interest Expense. Interest expense decreased by $6.7 million, or 9.5%, from $71.2 million to $64.5 million primarily as a result of a decrease in weighted average borrowings outstanding from the year ended December 31, 2000 to the year end December 31, 2001, a decrease in the weighted average interest rate paid on outstanding borrowings from 7.59% to 7.37% and an increase in capitalized interest from $3.4 million to $5.2 million from the year ended December 31, 2000 to the year ended December 31, 2001.

Depreciation and Amortization. Depreciation and amortization increased by $507,000, or less than 1.0%, from $61.5 million to $62.0 million. The real estate acquisitions and development properties coming on-line resulted in increases of $3.2 million and $3.8 million, respectively. These increases were offset by a decrease of $8.2 million related to real estate dispositions during the period January 1, 2000 through December 31, 2001 and a decrease of $177,000 related to our 123 North Wacker property. Depreciation and amortization expense related to our other properties increased by $1.9 million which is attributable to increases in depreciation and amortization of leasehold improvements which results from leasing activity incurred subsequent to our acquisition of these properties.

Merger Termination Fee. On September 26, 2000, we requested and received $8.0 million from the Mack-Cali escrow account. The proceeds received were recorded net of merger related cost totaling $3.9 million. During the year ended December 31, 2001, we received final distributions totaling $17.0 million from the Mack-Cali escrow account.

Loss on Investment in Securities. In November 1999, we invested $1.0 million in Urban Media Communications Corporation, a provider of broad band internet access to tenants of commercial office buildings. As a result of Urban Media’s purported inability to raise funding necessary to continue day to day operations, in December 2000, we recognized a loss equal to 100% of our investment in Urban Media.

Minority Interests. Minority interests increased by $2.0 million, or 12.7%, from $15.5 million to $17.5 million. The increase was primarily attributable to the minority interest holders proportionate share of the increase in net income before discontinued operations, extraordinary items and minority interests from $81.9 million for the year ended December 31, 2000 to $117.7 million for the year ended December 31, 2001, accompanied by the income allocation totaling $563,000 related to the Series E Preferred Units issued in April 2001.

Discontinued Operations. Discontinued operations decreased by $538,000, from $3.2 million to $2.6 million, primarily as a result of a decrease in rental income accompanied by an increase in depreciation and amortization expense. Rental income decreased by $230,000, or 2.9%, while depreciation and amortization expense increased by $362,000, or 18.9%.

Gain on Sale of Properties. Gain on sale of properties increased by $13.7 million from $221,000 to $13.9 million. It is our strategy to obtain the maximum value from each of our properties, which is occasionally achieved through the sale of a property. During the year ended December 31, 2001, we sold 42 properties totaling 2.8 million net rentable square feet compared to 27 properties totaling 1.7 million net rentable square feet sold during 2000.

Liquidity and Capital Resources

Cash and cash equivalents were $5.1 million and $5.8 million at December 31, 2002 and December 31, 2001, respectively. The decrease in cash and cash equivalents is a result of net cash used in investing and financing activities exceeding cash provided by operating activities. Cash flows provided by operating activities totaled $160.6 million for the year ended December 31, 2002, compared to $160.4 million for the year ended December 31, 2001.

Net cash used in investing activities totaled $160.5 million for the year ended December 31, 2002 compared to $52.9 million for the year ended December 31, 2001. This increase in net cash used in investing activities of $107.7 million is due primarily to a decrease in cash generated from the sale of real estate of $142.2 million, an increase of $28.9 million in cash used to purchase real estate and mortgage loans, partially offset by a decrease of $63.2 million in cash used in the development and redevelopment of real estate.

Net cash used in financing activities totaled $871,000 for the year ended December 31, 2002 compared to $107.2 million for the year ended December 31, 2001. The decrease in net cash used in financing activities of $106.3 million is due primarily to net borrowings of $103.3 million for the year ended December 31, 2002 compared to net repayments of $8.3 million for the year ended December 31, 2001, an increase in cash generated from the sale of common shares of $42.4 million, partially offset by an increase in cash used of $50.5 million for the repurchase of our outstanding Series C Cumulative Redeemable Perpetual Preferred Units in January 2002.

Net cash flow from operations represents the primary source of liquidity to fund distributions, debt service, capital improvements and non-revenue enhancing tenant improvements. We expect that our revolving credit facility will provide for funding of working capital and revenue enhancing tenant improvements, unanticipated cash needs as well as acquisitions and development costs. Our principal short-term liquidity needs are to fund normal recurring expenses, debt service requirements and the minimum distributions required to maintain our REIT qualification under the Internal Revenue Code.

Our net cash flow from operations is generally derived from rental revenues and operating expense reimbursements from tenants and, to a limited extent, from fees generated by our office and industrial real estate management service business. Our net cash flow from operations is therefore dependent upon the occupancy level of our properties, the collectibility of rent from our tenants, the level of operating and other expenses, and other factors. Material changes in these factors may adversely affect our net cash flow from operations. Such changes, in turn, would adversely affect our ability to fund distributions, debt service, capital improvements and non-revenue enhancing tenant improvements. In addition, a material adverse change in our net cash flow from operations may affect the financial performance covenants under our revolving credit facility. If we fail to meet any of our financial performance covenants, our revolving credit facility may become unavailable to us, or the interest charged on the revolving credit facility may increase. Either of these circumstances could adversely affect our ability to fund working capital and revenue enhancing tenant improvements, unanticipated cash needs, acquisitions and development costs.

In order to qualify as a REIT for federal income tax purposes, we must distribute at least 90% of our taxable income, excluding capital gains. We expect to make distributions to our shareholders primarily based on our cash flow from operations distributed by our operating partnership. We anticipate that our short-term liquidity needs will be fully funded from cash flows provided by operating activities and, when necessary to fund shortfalls resulting from the timing of collections of accounts receivable in the ordinary course of business, from our revolving credit facility. In the event that our cash flow needs exceed cash flows provided by operating activities, we may be forced to incur additional debt or sell real estate properties to fund such cash flow needs.

We expect to meet our long-term liquidity requirements for the funding of activities, such as development, real estate acquisitions, scheduled debt maturities, major renovations, expansions and other revenue enhancing capital improvements through long-term secured and unsecured indebtedness and through the issuance of additional debt and equity securities. We also intend to use proceeds from our revolving credit facility to fund real estate acquisitions, development, redevelopment, expansions and capital improvements on an interim basis.

Debt Financing

Financing Strategy

As of December 31, 2002, we had outstanding total indebtedness, including our pro rata share of joint venture debt, of approximately $1.1 billion, or approximately 44.7% of total market capitalization based on a common share price of $28.28 per common share. The amount of indebtedness that we may incur, and the policies with respect thereto, are not limited by our declaration of trust and bylaws, and are solely within the discretion of our board of trustees, limited only by various financial covenants in our credit agreements. Although it is our general policy to limit combined indebtedness plus our pro rata share of joint venture debt so that, at the time such debt is incurred, it does not exceed 50% of our total market capitalization, we view ratios such as interest coverage and fixed charge coverage as more stable and indicative measures of our ability to meet debt obligations. For the year ended December 31, 2002, our interest coverage (earnings before interest, taxes and depreciation and amortization over interest expense) and fixed charge coverage (earnings before interest, taxes and depreciation and amortization over interest expense and perpetual preferred distributions) totaled 3.08 and 2.76 times, respectively. Our credit agreements limit total indebtedness to 55% of total assets and require an interest coverage ratio of at least 2 to 1.

We have in place a $300 million unsecured revolving credit facility with a group of 12 banks. The facility, which was renewed in May 2002, matures in May 2005. The facility has an initial interest rate of LIBOR plus 137.5 basis points. Additionally, we are required to pay an average unused commitment fee of 25 basis points per annum if the unused portion of the credit facility is greater than $200 million. The fee is reduced to 20 basis points per annum if the unused portion is less than or equal to $200 million, but greater than $100 million. The fee is further reduced to 15 basis points per annum if the unused portion is less than or equal to $100 million. During the year ended December 31, 2002, we had net borrowings under our credit facility of $37.5 million and an outstanding balance of $156.0 million at December 31, 2002 resulting in an available balance of $144.0 million.

The following table sets forth our mortgages and notes payable, including our pro rata share of joint venture debt, as of December 31, 2002.

Borrower/Description	Current Balance	Amortization	Interest Rate	Maturity
	(in thousands)
Broadmoor Austin Associates
Broadmoor Austin (1)	$72,349	16 yr	7.04%	April 10, 2011
Burnett Plaza Associates
Burnett Plaza	72,100	None	LIBOR + 2.150%	July 9, 2005
PL Properties Associates, L.P.
Park West C2	33,982	30 yr	6.63%	November 10, 2010
Prentiss Properties Acquisition Partners, L.P.
Bachman West	2,819	25 yr	8.63%	December 1, 2003
One Westchase Center	23,520	25 yr	7.84%	February 1, 2004
Collateralized Term Loan (2)	71,563	25 yr	LIBOR + 1.625%	September 30, 2004
Walnut Glen Tower	33,979	30 yr	6.92%	April 1, 2005
Revolving Credit Facility	156,000	None	LIBOR + 1.375%	May 23, 2005
Unsecured Term Loan	75,000	None	LIBOR + 1.375%	March 16, 2006
Highland Court	4,613	25 yr	7.27%	April 1, 2006
Westheimer Central Plaza	5,633	25 yr	8.38%	August 1, 2006
7101 Wisconsin Avenue	20,658	30 yr	7.25%	April 1, 2009
2500 Cumberland Parkway	14,200	30 yr	7.46%	July 15, 2009
Ordway	48,472	30 yr	7.95%	April 1, 2010
World Savings Center	28,774	30 yr	7.91%	November 1, 2010
One O’Hare Centre	40,316	30 yr	6.80%	January 10, 2011
3130 Fairview Park Drive	22,562	30 yr	7.00%	April 1, 2011
Research Office Center	44,461	28 yr	7.64%	October 1, 2011
Bannockburn Centre	26,406	30 yr	8.05%	June 1, 2012
Del Mar Loan	44,355	30 yr	7.41%	June 1, 2013
Prentiss Properties Corporetum, L.P.
Corporetum Office Campus	24,990	30 yr	7.02%	February 1, 2009
Prentiss Properties Natomas, L.P.
Natomas Corporate Center	36,524	30 yr	7.02%	February 1, 2009
Prentiss Properties Real Estate Fund I, L.P.
PPREFI Portfolio Loan (3)	180,100	None	7.58%	February 26, 2007
Tysons International Partners
1676 International (4)	11,163	28 yr	7.68%	August 30, 2010
8260 Greensboro (4)	3,994	28 yr	7.83%	August 30, 2010

Total	$1,098,533

(1)	We own a 50% non-controlling interest in the entity that owns the Broadmoor Austin properties, which interest is accounted for using the equity method of accounting. The amount shown reflects our proportionate share of the non-recourse mortgage indebtedness collateralized by the properties.
(2)	The Term Loan is collateralized by the following four properties: Willow Oaks I & II (two properties), 8521 Leesburg Pike and the IBM Call Center.
(3)	The PPREFI Portfolio Loan is collateralized by the following 36 properties: the Los Angeles industrial properties (18 properties), the Chicago industrial properties (four properties), the Cottonwood Office Center (three properties), Park West E1 and E2 (two properties), One Northwestern Plaza, 3141 Fairview Park Drive, 13825 Sunrise Valley Drive, O’Hare Plaza II, 1717 Deerfield Road, 2411 Dulles Corner Road, 4401 Fair Lakes Court, the WestPoint Office Building and the PacifiCare Building.
(4)	We own a 25% non-controlling interest in the entity that owns the 1676 International and 8260 Greensboro properties, which interest is accounted for using the equity method of accounting. The amount shown reflects our proportionate share of the non-recourse mortgage indebtedness collateralized by the properties.

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

Under our loan agreements, we are required to satisfy various affirmative and negative covenants, including limitations on total indebtedness, total collateralized indebtedness and cash distributions, as well as obligations to maintain certain minimum tangible net worth and certain minimum interest coverage ratios. Our credit agreements limit total indebtedness to 55% of total assets and require a debt service coverage ratio of at least 2 to 1. Our credit agreements provide for a 30-day period to cure a default caused by our failure to punctually and properly perform, observe and comply with the covenants contained therein. The agreements also provide for an additional 75-day period if such failure is not capable of being cured within 30-days and we are diligently pursuing the cure thereof. We were in compliance with these covenants at December 31, 2002.

Hedging Activities

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

Notional Amount	Swap Rate Paid (Fixed)	Effective Fixed Rate	Swap Rate Received (Variable) at December 31, 2002	Swap Maturity	Fair Value
					(in thousands)
$ 50 million	1.990%	3.365%	1.380%	August 2003	$(199)
$ 50 million	6.253%	7.628%	1.380%	September 2004	(3,974)
$ 60 million	6.248%	7.623%	1.380%	September 2004	(4,765)
$ 15 million	4.345%	6.495%	1.380%	July 2005	(846)
$ 25 million	4.345%	6.495%	1.380%	July 2005	(1,410)
$ 20 million	5.985%	7.610%	1.380%	March 2006	(2,231)
$ 30 million	5.990%	7.615%	1.380%	March 2006	(3,351)

Total					$(16,776)

Capital Improvements

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. The majority of capital required relates to tenant-related capital expenditures and is dependent upon our leasing activity. Our leasing activity is a function of the percentage of our in-place leases expiring in current and future periods accompanied by our exposure to tenant defaults and our ability to increase the average occupancy of our portfolio. For the year ended December 31, 2002 capital expenditures related to our in-service properties totaled $27.2 million. We classify capital expenditures for in-service properties as non-incremental and incremental revenue-enhancing capital expenditures representing our estimate of recurring versus non-recurring capital requirements, respectively. Our non-incremental and incremental capital expenditures for the year ended December 31, 2002 totaled approximately $24.1 million and $3.1 million, respectively.

Equity Financing

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

Using proceeds from our revolving credit facility, on January 3, 2002, we repurchased our operating partnership’s outstanding 9.45%, Series C Cumulative Redeemable Perpetual Preferred Units, for approximately $50.6 million, which included accrued and unpaid dividends of $26,250.

During the year ended December 31, 2002, we issued 1.8 million common shares of beneficial interest resulting primarily from option exercises and shares sold pursuant to our dividend reinvestment and employee share purchase plans. The net proceeds totaling $46.5 million were used to repay a portion of the outstanding borrowings under our revolving credit facility.

During the year ended December 31, 2002, pursuant to a private placement, we issued 613,750 common shares with a cost basis of $14.2 million from common shares held in treasury. We acquired 507,142 treasury shares pursuant to (1) the buy back of 100,000 common shares for gross consideration of $2.5 million; (2) 394,365 common shares surrendered as payment of the exercise price and statutory tax withholdings, totaling in the aggregate $11.7 million, for certain share options exercised during the period; and (3) the forfeiture of 12,777 restricted share grants that were valued at $304,000 at the date of issue.

At March 25, 2003, we had approximately 506 holders of record and approximately 7,000 beneficial owners of our common shares. As of March 25, 2003, all of our 3,773,585 Series D Preferred Shares, which are convertible into our common shares subject to certain limitations, were held by Security Capital Preferred Growth, Incorporated. In addition, the units of limited partnership interest in the operating partnership, which are redeemable for common shares subject to limitations, were held by 22 entities or persons.

Off-Balance Sheet Arrangements

At December 31, 2002 we had the following off-balance sheet arrangements: (1) a non-controlling 50% interest in Broadmoor Austin Associates, a real estate joint venture; (2) a 25% non-controlling interest in Tysons International Partners, a real estate joint venture; (3) a 1% non-controlling interest in certain real estate assets; and (4) a 98% economic, non-voting interest in Prentiss Properties Resources, a management services business.

Broadmoor Austin Associates and Tysons International Partners represent real estate joint ventures which own and operate office properties in Austin, Texas and Tysons Corner, Virginia, respectively. We act as managing venture partner and have the authority to conduct the business affairs of each joint venture, subject to approval and veto rights of the other venture partner. We account for our interest in these joint ventures using the equity method of accounting. Our 1% interest in other real estate assets represents a carried interest that is accounted for using the cost method of accounting.

Prentiss Properties Resources was incorporated in March 2001 to serve as a Taxable REIT Subsidiary and provide management and other services to our operating partnership and third-party clients. The management services business serves a broad base of clients, including major financial institutions and pension funds, large corporate users, real estate advisory firms and real estate investment groups. Through Prentiss Properties Resources, we offer a full range of fee-based services, including property management, leasing, tenant construction, insurance, accounting, tax, acquisition, disposition, facilities management, and corporate and asset management services.

Effective January 1, 2003, our operating partnership acquired for approximately $67,000, the voting stock of Prentiss Properties Resources, all of which was held by Ampulla, LLC, a single member limited liability company owned by Michael V. Prentiss, Chairman of the Board of Prentiss Properties Trust. Prior to this transaction, we accounted for our interest in Prentiss Properties Resources, using the equity method of accounting.

Subsequent to this transaction, the operating partnership owns 100% of Prentiss Properties Resources and will consolidate the accounts of Prentiss Properties Resources with and into the accounts of the operating partnership.

The following information summarizes the financial position at December 31, 2002 for the investments in which we held an interest at December 31, 2002:

Summary of Financial Position:	Total Assets	Total Debt(1)	Total Equity	Company’s Investment
	(in thousands)
Broadmoor Austin Associates	$108,929	$144,698	$(36,436)	$3,914
Tysons International Partners	94,873	60,628	33,161	9,763
Other Investments	—	—	—	1,107
Prentiss Properties Resources	12,406	—	6,463	6,299

				$21,083

(1)	The mortgage debt, all of which is non-recourse, is collateralized by the individual real estate property or properties within each venture, the net book value of which totaled $179.2 million at December 31, 2002. Our proportionate share of the non- recourse mortgage debt totaled $87.5 million at December 31, 2002.

The following information summarizes the results of operations for the year ended December 31, 2002 for investments which impacted our 2002 results of operations:

Summary of Operations:	Total Revenue	Net Income	Company’s Share of Net Income/(Loss)
	(in thousands)
Broadmoor Austin Associates	$20,118	$4,295	$2,148
Burnett Plaza Associates (1)	4,302	960	192
PPS Partners LLC (2)	44	(13)	(10)
Prentiss Properties Resources	14,075	664	651
Tysons International Partners	13,092	692	173

			$3,154

(1)	Prior to March 2002, we owned a 20% non-controlling interest in Burnett Plaza Associates, an entity, which owns a 1.0 million net rentable square foot office building in downtown Fort Worth, Texas. On March 7, 2002, we acquired the remaining 80% interest in Burnett Plaza Associates. The summary of operations above includes the results of operations for the periods prior to our acquisition of a controlling interest on March 7, 2002.
(2)	PPS Partners LLC was a joint venture between our operating partnership and a third-party property owner. The third-party property owner contributed property management contracts to PPS Partners LLC. Our operating partnership through a sub- management contract managed the properties and participated in the net income of the joint venture. Effective October 2001, our operating partnership resigned the management duties of the properties.

Contractual Obligations and Commercial Commitments

We have contractual obligations including mortgages and notes payable and ground lease obligations. The table below presents, as of December 31, 2002, our future scheduled principal repayments of mortgages and notes payable and ground lease obligations, including our pro rata share of debt and ground lease obligations of our of joint venture properties:

Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(in thousands)
Mortgages and notes payable	$1,098,533	$12,411	$373,262	$284,356	$428,504
Capital lease obligations	—	—	—	—	—
Operating leases	30,685	452	975	1,073	28,185
Unconditional purchase obligations	—	—	—	—	—
Other long-term obligations	—	—	—	—	—

Total contractual cash obligations	$1,129,218	$12,863	$374,237	$285,429	$456,689

We are party to several construction contracts as part of our development activities. The following office properties were under development at December 31, 2002:

Development properties	Segment	Market	Net rentable square feet(1)	Estimated cost(2)	Estimated shell completion date(3)
			(in thousands)	(in millions)
Carlsbad Pacific Center III	Southern California	San Diego	40	$8.3	October 2001
Willow Oaks III	Mid-Atlantic	Metro. Washington, DC	182	40.6	January 2002

			222	$48.9

(1)	Net rentable square feet defines the area of a property for which a tenant is required to pay rent, which includes the actual rentable area plus a portion of the common area of the property allocated to the tenant.
(2)	As of December 31, 2002, we have incurred $41.4 million of the total estimated cost of our development properties.
(3)	We classify our construction projects as development properties until the projects are substantially complete and ready for their intended use. Typically, this includes shell completion and improvements made to the net rentable area within the building.

In connection with the disposition of a real estate property in May 2001, we entered into a financial guarantee with a maximum future potential payment of $1.4 million. The financial guarantee, provided to the third party purchaser, guarantees payment of an amount not to exceed the $1.4 million potential maximum if certain tenants, as defined in the purchase and sale agreement, fail to extend their leases beyond the maturities of their current in-place leases.

As a condition of the purchase and sale and as security for our guarantee, we provided to the title company at closing, irrevocable letters of credit, totaling $1.4 million, drawn on a financial institution and identifying the purchaser as beneficiary. The balance of the letters of credit which total $1.3 million at December 31, 2002, expires as follows:

Commitment Expiration Per Period
Other Commercial Commitments	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
(in thousands)
Lines of credit	—	—	—	—	—
Standby letters of credit	$1,315	$1,063	$126	$126	—
Guarantees	—	—	—	—	—
Standby repurchase obligations	—	—	—	—	—
Other commercial commitments	—	—	—	—	—

Total commercial commitments	$1,315	$1,063	$126	$126	—

Funds from Operations

Funds from operations is a non-GAAP financial measure and as defined by the National Association of Real Estate Investment Trusts, means net income, computed in accordance with generally accepted accounting principles excluding extraordinary items (as defined by generally accepted accounting principles) and gains (or losses) from sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships, joint ventures and subsidiaries. We believe that funds from operations is helpful to investors and our management as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing and investing activities, it provides investors with an indication of our ability to incur and service debt, to make capital expenditures and to fund other cash needs. Our funds from operations is not comparable to funds from operations reported by other REITs that do not define funds from operations exactly as we do. We believe that in order to facilitate a clear understanding of our operating results, funds from operations should be examined in conjunction with net income as presented in our audited Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-K. Funds from operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and should not be considered as an alternative to net income as an indication of our performance or to cash flows as a measure of liquidity or ability to make distributions. The following is a reconciliation of net income, the most directly comparable GAAP measure, to funds from operations:

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
Funds from operations
Net income	$74,281	$102,466	$69,585
Add:
Real estate depreciation and amortization(1)	73,368	64,190	63,328
Real estate depreciation and amortization of unconsolidated joint ventures	3,103	3,550	2,816
Minority interests(2)	11,251	17,440	15,504
Extraordinary items	—	367	—
Less:
Merger termination fee, net(3)	—	(17,000)	(4,091)
Gain on sales	(5,575)	(13,895)	(221)
Dividend on perpetual preferred units	(8,662)	(13,172)	(12,610)

Funds from operations	$147,766	$143,946	$134,311

(1)	Includes real estate depreciation and amortization included in continuing operations and real estate depreciation and amortization included in discontinued operations.
(2)	Represents the minority interests applicable to the common and preferred unit holders of the operating partnership.
(3)	Although the fee is not considered an extraordinary item in accordance with generally accepted accounting principles, it is our opinion that it is appropriate to exclude the fee from funds from operations.

Funds from operations increased by $3.8 million for the year ended December 31, 2002 from the year ended December 31, 2001 and increased by $9.6 million for the year ended December 31, 2001 from the year ended December 31, 2000 as a result of the factors discussed in the analysis of operating results.

Recently Issued Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, “Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The provisions of this statement as they relate to the rescission of statement No. 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions in paragraphs 8 and 9 (c) of this statement as they relate to statement No. 13 shall be effective for transactions occurring after May 15, 2002, with early application encouraged. The statement includes two items that could be relevant to real estate companies such as ours. Specifically, the statement rescinds Statement of Financial Accounting Standards No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result of this recission, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses, which could result in the gains and losses being reported in income before extraordinary items. The statement amends Statement of Financial Accounting Standards No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The impact from the implementation of this statement, which we believe will not have a material impact on our financial statements, will be dependent upon (1) the amount of any gains or losses realized as a result of future debt extinguishments and (2) whether we enter into lease modifications that have economic effects similar to sale-leaseback transactions.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Exit or Disposal Activities.” The statement addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the EITF has set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of the statement also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. The statement is effective for exit or disposal activities initiated after December 31, 2002. The impact from the implementation of this statement, which we believe will not have a material impact on our financial statements, will be dependent upon whether or not we enter into transactions that qualify as exit or disposal activities as defined in this statement.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” The statement amends Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of the statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this statement amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. On January 1, 2003, we adopted the fair value method of accounting for stock-based compensation and have elected to apply this method using the prospective method as prescribed in Financial Accounting Standards No. 148. The prospective method allows for the application of the recognition provisions of Financial Accounting Standards No. 123 to all employee awards granted, modified, or settled after the beginning of the fiscal year in which the recognition provisions are first applied. The transition and disclosure provisions of this statement are effective for financial statements for fiscal years ending after December 15, 2002. The interim disclosure provisions of this statement are effective for interim periods beginning after December 15, 2002. The impact from the implementation of this statement, which we believe will not have a material impact on our financial statements, will be dependent upon the amount of awards granted, modified, or settled on or subsequent to January 1, 2003.

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, “Guarantor’ s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The impact from the implementation of this interpretation, which we believe will not have a material impact on our financial statements, will be dependent upon guarantees we enter into subsequent to December 31, 2002.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” This interpretation requires consolidation of an entity by an enterprise if that enterprise will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur, or both. An entity subject to this interpretation is called a variable interest entity. The disclosure provisions of this interpretation are effective for financial statements issued after January 31, 2003. A public entity with a variable interest entity created before February 1, 2003, shall apply the consolidation provisions of this interpretation to that entity no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. All enterprises with variable interests in variable interests entities created after January 31, 2003, shall apply the consolidation provisions of this interpretation immediately. At December 31, 2002, the operating partnership held a 98% non-voting interest in Prentiss Properties Resources which we accounted for using the equity method of accounting. Effective January 1, 2003, we acquired the remaining outstanding interest in Prentiss Properties Resources. As a result of this transaction, effective January 1, 2003 the accounts of Prentiss Properties Resources will be consolidated with and into the accounts of the operating partnership. Had this transaction not occurred, Prentiss Properties Resources would have been subject to consolidation as prescribed in this interpretation.

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

The REIT Modernization Act effective for 2001 and later years, contains several provisions affecting REITs. The REIT Modernization Act allows a subsidiary to perform services for tenants without disqualifying the rents received (as under prior law). These subsidiaries, called Taxable REIT Subsidiaries, are subject to taxation and are limited in the amount of debt and rental payments between the REIT and the Taxable REIT Subsidiaries. The fair market value of all Taxable REIT Subsidiaries’ securities cannot exceed 20% of the REIT’s fair market value. Existing subsidiaries could be grandfathered in a one-time tax-free conversion. They are not subject to these limitations, unless engaging in a new line of business or increasing assets. If either of these events occurs, new restrictions on debt and rental payments will apply to these entities as well. The REIT Modernization Act also reduced the REIT taxable income distribution requirement from 95% to 90%.

Inflation

Most of the leases on our properties require tenants to pay increases in operating expenses, including common area charges and real estate taxes, thereby reducing the impact on us of the adverse effects of inflation. Leases also vary in term from one month to 20 years, further reducing the impact on us of the adverse effects of inflation.

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

Properties located in the Mid-Atlantic, Midwest, Southwest, Northern California and Southern California provided approximately 27%, 18%, 34%, 13% and 8%, respectively, of total revenues for the year ended December 31, 2002. Like other real estate markets, these commercial real estate markets have experienced economic downturns in the past, and future declines in any of these economies or real estate markets could adversely affect our cash available for distribution. Our financial performance and ability to make distributions to our shareholders are, therefore, particularly sensitive to the economic conditions in these markets. The local economic climate, which may be adversely impacted by business layoffs or downsizing, industry slowdowns, changing demographics and other factors, and local real estate conditions, such as oversupply of or reduced demand for office, industrial and other competing commercial properties, may affect our revenues and the value of our properties, including properties to be acquired or developed. We cannot assure you that these local economies will grow in the future.

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

During 2002, we acquired from Burnett Plaza – VEF III, L.P., its 80% interest in the Burnett Plaza joint venture. This acquisition brought to 100% our interest in the joint venture which owns a 1.0 million net rentable square foot office property in downtown Fort Worth. In addition we acquired a 263,990 net rentable square foot office property located in Northern Virginia. Our ability to manage our growth effectively will require us to integrate successfully our new acquisitions into our existing management structure. Some of our properties have relatively short or no operating history under our management. We have had limited control over the operation of these buildings.

Our redevelopment, development and construction activities may give rise to unexpected costs and can make it difficult to predict revenue potential.

We redevelop, develop and construct primarily office buildings. The risks associated with these activities include:

•	abandonment of redevelopment or development opportunities resulting in a loss of invested capital;

•	construction costs of a property exceeding original estimates potentially resulting in yields on invested capital lower than expected;

•	occupancy rates and rents at a newly renovated or completed property may not be sufficient to make the property profitable;

•	financing may not be available on favorable terms for redevelopment or development of a property possibly increasing the projected cost of the project;

•	permanent financing may not be available on favorable terms to replace short-term construction loans and construction and lease-up may not be completed on schedule, resulting in increased interest expense and construction costs;

•	all necessary zoning, land-use, building, occupancy and other required governmental permits and authorizations may not be obtained or may not be obtained on a timely basis resulting in possible delays, decreased profitability and increased management time and attention; and

•	increased management time required for such activities may divert their attention from other aspects of our business.

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

Factors which may affect our revenues and the value of our properties include:

•	the national, state and local economic climate and real estate conditions, such as oversupply of or reduced demand for space and changes in market rental rates;

•	the perceptions of prospective tenants of the safety, convenience and attractiveness of our properties;

•	our ability to provide adequate management, maintenance and insurance, including coverages for earthquakes and terrorist acts;

•	our ability to collect on a timely basis all rent from tenants;

•	the expense of periodically renovating, repairing and reletting spaces;

•	increasing operating costs, including real estate taxes and utilities, which may or may not be passed through to tenants; and

•	our compliance with the laws, changes in the tax laws, fluctuations in interest rates and the availability of financing.

Certain significant expenditures associated with our properties, such as mortgage payments, real estate taxes, insurance and maintenance costs, are generally not reduced when circumstances cause a reduction in rental revenues from our properties.

Tenant defaults and bankruptcy could cause rent collection difficulties.

The risk that some of our tenants may declare bankruptcy is higher because of the recent decline in the economy. A significant portion of our income is derived from rental income on our properties. As of December 31, 2002, we had approximately 1,000 tenants, with the following 8 tenants representing approximately 19% of our aggregate annualized base rent and approximately 17% of our total net rentable square footage leased: International Business Machines, Kaiser Foundation Health Plan, Verizon Communications, MCI WorldCom, Northrop Grumman Corporation, General Services Administration, Aspen Systems Corporation and American Management Systems. Currently, we derive approximately 39% of our total annualized base rental revenue from tenants in the computer systems design, broadcasting, telecommunications, management, scientific, technical and insurance industries. As a result, our distributable cash flow and ability to make expected distributions to our shareholders could be adversely affected if any of these industries is materially adversely affected by the economy or if a significant number of our tenants fail to pay their rent due to bankruptcy, weakened financial condition or otherwise. Our leases generally do not contain restrictions designed to ensure the creditworthiness of our tenants. From time to time a tenant may experience a downturn in its business. Such a downturn may weaken its financial condition, and it may stop paying rent when due. In addition, at any time, a tenant may seek the protection of the bankruptcy laws, which could result in delays in rental payments or in the rejection and termination of such tenant leases. These events would cause a reduction in our cash flow and the amounts available for distributions to our shareholders. We cannot assure you that tenants will not file for bankruptcy protection in the future or, if any tenants file, that they will affirm their leases and continue to make rental payments in a timely manner.

On July 21, 2002, WorldCom, Inc. announced that WorldCom and substantially all of its active U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Code in the United States Bankruptcy Court. At the time of the announcement, WorldCom subsidiaries had operating leases totaling 273,000 square feet in six of our properties. In November 2002, we received formal notice of rejection of approximately 24,000 square feet of WorldCom related leases.

At December 31, 2002, we had six remaining office lease agreements with WorldCom subsidiaries representing 249,045 square feet in five of our office properties. Annualized base rental revenue from these leases equates to approximately $5.6 million, or less than 2% of our annualized base rental revenue. All rent due as of December 31, 2002 under the office lease agreements has been collected. Accruable rental income related to these leases totaled approximately $730,000 at December 31, 2002, all of which was reserved at December 31, 2002. Our WorldCom related office leases expire as follows: 17,118 square feet expire in March 2003; 18,039 square feet expire in July 2003; 106,576 square feet expire in April 2005; and 107,312 square feet expire at various times in 2006. Base rental rates under these leases range from $17.50 per square foot to $23.52 per square foot. In addition to the office lease agreements, we have rooftop antenna lease agreements with WorldCom subsidiaries. These leases expire at various dates through June 30, 2008. Annualized rent from these leases equates to approximately $272,000. In January 2003, we received formal notice of rejection of approximately 71,000 square feet of the Worldcom related office leases expiring in 2006. At December 31, 2002, approximately 24,000 square feet of the 71,000 square feet, was sub-leased to a tenant unaffiliated with Worldcom.

As of the date of this filing, we are uncertain whether the remaining leases will be accepted or rejected in the bankruptcy proceedings or whether WorldCom or its subsidiaries will continue to pay in accordance with the lease terms.

Property maintenance costs may escalate beyond our ability to recover such costs through rents.

Our properties are subject to increases in operating expenses, such as cleaning; electricity; heating, ventilation and air conditioning; elevator repair and maintenance; insurance and administrative costs; and other general costs associated with security, landscaping, and repairs and maintenance. Due to the terrorist acts of September 11, 2001, we have experienced increases in insurance premiums. While our tenants generally are obligated to pay a portion of the escalating costs, there can be no assurance that our tenants will agree to pay such costs upon renewal or that new tenants will agree to pay such costs. If operating expenses increase, the local rental market may limit the extent to which rents may be increased to meet increased expenses without decreasing occupancy rates. Our ability to make distributions to our shareholders could be adversely affected if operating expenses increase without a corresponding increase in revenues.

Non-renewal of leases and non-reletting of space could adversely affect our rental revenues.

We are subject to several risks upon expiration of leases for space located at our properties. The leases may not be renewed, the space may not be relet or the terms of renewal or reletting, including the costs of required renovations, may be less favorable than current lease terms. Leases on a total of approximately 9.3% of the total net rentable square feet in our properties will expire during 2003. If we are unable to relet promptly or renew the leases for a particular property or properties, if the rental rates upon such renewal or reletting are significantly lower than expected rates or if our budgets for these purposes prove to be inadequate, then our cash flow and ability to make expected distributions to our shareholders may be adversely affected.

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

Various federal, state and local environmental laws, ordinances, and regulations impose liability upon a current or previous owner or operator of real property for the costs of removal or remediation of contamination caused by hazardous or toxic substances or other wastes at the property. These laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of the hazardous or toxic substances or other waste. In addition, the presence of property contamination, or the failure to remediate contamination at a property properly, may adversely affect a party’s ability to borrow using the real property as collateral. Persons who generate or arrange for the disposal or treatment of hazardous or toxic substances or other wastes may also be liable for the costs of removal or remediation of contamination at a disposal or treatment facility, whether or not such facility is or ever was owned or operated by them. Environmental laws and common law principles also impose liability upon a party for the release of and exposure to environmental contamination, including asbestos-containing materials into the air, and third parties may use these laws to seek recovery from owners or operators of property for personal injury or property damage associated with environmental contamination, including asbestos-containing materials.

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

Effective January 1, 2003, we renewed our insurance which covers environmental conditions and business interruption if and when they occur. This policy covers both governmental and third-party claims associated with the covered environmental conditions. Our limits for loss under the policy are $10.0 million per occurrence and $10.0 million in the aggregate. We cannot assure you that these coverages will be sufficient to cover all costs of environmental issues that could arise.

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

We carry comprehensive liability, fire, flood and, where appropriate, extended coverage and rental loss insurance with respect to our properties, with policy specifications, exclusions, deductibles and insured limits customarily carried for similar properties. There are, however, certain types of losses, such as from wars, that may be either uninsurable or the cost of obtaining insurance would be so high that it would be more prudent to accept the risk of loss. We currently maintain a $100 million blanket earthquake policy on the properties we own in Northern and Southern California and a $100 million blanket terrorism policy on all our properties. Should an uninsured loss or a loss in excess of insured limits occur, we could lose both capital invested in a property as well as the anticipated future revenue from the property but would continue to be obligated on any mortgage indebtedness or other obligations related to the property. Any such loss would adversely affect our business, financial condition and results of operations.

If another terrorist incident occurs, however, insurance policies purchased by us may expressly exclude hostile acts, and it may be impossible to obtain insurance covering terrorist attacks. We may not be able to purchase policies in the future with coverage limits and deductibles similar to those that are currently in place. In addition, we would expect our insurance premiums to increase in the future, which may have an adverse impact on our cash flow.

Property ownership through partnerships and joint ventures could subject us to the contrary business objectives of our partners or co-venturers.

Through Prentiss Properties Acquisition Partners, L.P., our operating partnership, we own non-controlling interests in real estate, including: (1) a non-controlling 50% interest in the Broadmoor Austin Associates and (2) a 25% non-controlling interest in Tysons International Partners, which in the aggregate represented approximately $2.3 million, or 3.1% of our net income for the year ended December 31, 2002. Our pro-rata share of mortgage debt related to these unconsolidated interests is approximately $87.5 million, or 8.0% of our total mortgage debt outstanding, as of December 31, 2002. Through these interests, we act as managing venture partner and have the authority to conduct business affairs of each joint venture, subject to approval and veto rights of the other venture partner.

We may also participate with other entities in property ownership or in providing property-related services through joint ventures or partnerships. Partnership or joint venture investments may involve risks such as the following:

•	our partners or co-venturers might become bankrupt;

•	our partners or co-venturers might at any time have economic or other business interests or goals that are inconsistent with our business interests or goals; and

•	our partners or co-venturers may be in a position to take action contrary to our instructions or make requests contrary to our policies or objectives.

We will, however, seek to maintain sufficient control of such partnerships or joint ventures to achieve our business objectives. Although our organizational documents do not limit the amount of available funds that we may invest in partnerships or joint ventures, our revolving credit facility requires lender consent for certain investments in land, development projects and joint ventures.

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

Our properties are illiquid assets.

Our investments in properties are relatively illiquid. This illiquidity will tend to limit our ability to vary our portfolio promptly in response to changes in economic or other conditions. Some of our properties are mortgaged to secure payment of indebtedness. If we were unable to meet our mortgage payments, the lender could foreclose on the properties and we could incur a loss. In addition, if we wished to dispose of one or more of the mortgaged properties, we might not be able to obtain a release of the lien on the mortgaged property. If a lender forecloses on a mortgaged property or if a mortgage lien prevents us from selling a property, our cash flow available for distribution to our security holders could decline.

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

As of December 31, 2002, we had $374.7 million of floating rate debt out of total debt, including our pro rata share of joint venture debt, of $1.1 billion. We enter into interest rate swap agreements in the ordinary course of our business to hedge or modify our exposures to interest rate fluctuations. Of the floating rate debt, $250 million was swapped to fixed rate debt through various interest rate protection contracts with maturity dates ranging from August 2003 to March 2006. While our use of these derivatives is intended to allow us to better manage certain risks, it is possible that, over time, mis-matches may arise with respect to the derivatives and the cash market instruments they are intended to hedge. Discrepancies can also arise between the derivative and cash markets. Derivatives also have risks that are similar in type to the risks of the cash market instrument on which their values are based. For example, in times of market stress, sharp price movements or reductions in liquidity in the cash markets may be related to comparable or even greater price movements and reductions in liquidity in the derivative markets. Further, the risks associated with derivatives are potentially greater than those associated with the related cash market instruments because of the additional complexity and potential for leverage. In addition, derivatives may create credit risks, as well as legal, operational and other risks beyond those associated with the underlying cash market instruments on which their values are based. Credit risk involves the risk that a counterparty on a derivative transaction will not fulfill its contractual obligations. In an effort to limit credit risk, we have a policy that requires the counterparty to the transaction to have a credit rating no lower than A- by a nationally recognized rating agency at the time we enter into a derivative transaction. There can be no assurance, however, that our hedging strategy or techniques and policies for minimizing credit and other risks associated with our hedging activity will be effective, that our profitability will not be adversely affected during any period of changes in interest rates or that the costs of hedging will not exceed the benefits.

If we are unable to replace construction loans with permanent refinancing, we may have to sell the development properties at a loss.

If new developments are financed through construction loans or if acquisitions are financed with short-term bridge loans in anticipation of later, permanent financing, there is a risk that upon completion of construction or the maturity of the bridge loans, permanent financing may not be available or may be available only on disadvantageous terms. As of December 31, 2002, we were not a party to any construction loan commitments. In the event that we enter into such financing arrangements and upon maturity are unable to obtain permanent financing for these properties on favorable terms, we could be forced to sell such properties at a loss or the properties could be foreclosed upon by the lender and result in loss of income and asset value.

We depend on our direct and indirect subsidiaries’ dividends and distributions, and these subsidiaries’ creditors and preferred security holders are entitled to payment of amounts payable to them by the subsidiaries before the subsidiaries may pay any dividends or distributions to us.

Substantially all of our assets consist of our partnership interests in Prentiss Properties Acquisition Partners, L.P., our operating partnership. Our operating partnership holds substantially all of its properties and assets through subsidiaries. Our operating partnership, therefore, depends for substantially all of its revenue on cash distributions to it by its subsidiaries. The creditors of each subsidiary are entitled to payment of the subsidiary’s obligations to them, when due and payable, before distributions may be made by the subsidiary to our operating partnership. Thus, our operating partnership’s ability to make distributions to its unit holders depends on its subsidiaries’ ability to satisfy their obligations to their creditors and make distributions to our operating partnership. In addition, the right of our operating partnership unit holders to participate in any distribution of the assets of any of our operating partnership’s direct or indirect subsidiaries upon the liquidation, reorganization or insolvency of the subsidiary, and any consequent right of our operating partnership unit holders to participate in those assets, will be subject to the claims of the creditors and preferred security holders, if any, of the subsidiary. Furthermore, the holders of preferred units of our operating partnership are entitled to receive preferred distributions before payment of distributions to holders of operating partnership common units, including us. Thus, our ability to pay dividends to holders of our common shares depends on our operating partnership’s ability first to satisfy its obligations to its creditors and make distributions payable to holders of preferred units and then to make distributions to us. At December 31, 2002, we had two outstanding series of preferred units of our operating partnership which were not held by us. These preferred units, the Series B Preferred Units and Series E Preferred Units, have preference over our common shares. The Series B Preferred Units have a total liquidation value of approximately $95 million, and the Series E Preferred Units have a total liquidation value of approximately $10 million. In addition, our shareholders will have the right to participate in any distribution of the assets of any of our direct or indirect subsidiaries upon the liquidation, reorganization or insolvency of the subsidiary, and consequently to participate in those assets, only after the claims of the creditors, including trade creditors, and preferred security holders, if any, of the subsidiary are satisfied.

Risks Related to Our Company

Our shareholders’ ability to effect a change of control may be limited.

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

The board of trustees can issue additional shares.

Our declaration of trust authorizes our board of trustees to:

•	amend our declaration of trust, without shareholder approval, to increase or decrease the aggregate number of shares of beneficial interest or the number of shares of beneficial interest of any class that we have the authority to issue;

•	issue additional authorized but unissued preferred or common shares; and

•	classify or reclassify any unissued common shares or preferred shares and to set the preferences, rights and other terms of such classified or unclassified shares.

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

To qualify as a REIT prior to 2001, we were required to distribute at least 95% of our net taxable income to our shareholders, excluding any net capital gain. As a result of the REIT Modernization Act, the distribution requirement was reduced to 90% for 2001 and future years. In addition, to avoid a 4% non-deductible excise tax, we must also distribute annually at least the sum of the following:

•	85% of our ordinary income for that year,

•	95% of our capital gain net income for that year, and

•	100% of our undistributed taxable income from prior years.

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

At any time, future legislation or administrative or judicial decisions or actions could affect our tax treatment or qualification as a REIT including tax liability, possibly with retroactive effect. While we do not anticipate any such decisions or actions, the rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. We cannot predict whether, when, in what forms, or with what effective dates, the tax laws applicable to us or an investment in us might be changed.

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

Our board of trustees determines our investment, financing, borrowing and distribution policies, and our policies with respect to all other activities, including growth, capitalization and operations. Our board of trustees has adopted a policy limiting our total combined indebtedness plus our pro rata share of joint venture debt to 50% or less of our total market capitalization, but our organizational documents do not contain any limitation on the amount of indebtedness we may incur. Although our board of trustees has no present intention to do so, these policies may be amended or revised at any time and from time to time at the discretion of our board of trustees, limited only by various restrictions in our credit agreements, without a vote of our shareholders. Our credit agreements limit total indebtedness to 55% of total assets and require a debt service coverage ratio of at least 2 to 1. A change in our investment, financing, borrowing and distribution policies could adversely affect our financial condition, results of operations or the market price of our common shares.

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

Through our operating partnership and Prentiss Properties Resources, the manager, we engage in the business of management, leasing, development and construction of properties owned by third parties. Risks associated with these activities include the following:

•	related contracts, which are typically cancelable upon 30-days notice or upon specific events, including sale of the property, may be terminated by the property owner or may be lost in connection with a sale of such property;

•	contracts may not be renewed upon expiration or may not be renewed on terms consistent with current terms; and

•	rental revenues upon which management, leasing and development fees are based may decline as a result of general real estate market conditions or specific market factors affecting properties that we manage, lease or develop, resulting in decreased management, leasing or development fee income.

At December 31, 2002, the capital stock of the manager was divided into two classes: voting common stock, all of which was owned by Mr. Prentiss; and non-voting common stock, all of which we held through the operating partnership. The voting common stock represented 2% of the ownership interests in the manager and the non-voting common stock represented 98% of the ownership interests in the manager. Mr. Prentiss, as the holder of all of the manager’s voting common stock, had the ability to elect the directors of the manager. We were not able to elect directors and, therefore, were not able to influence the day-to-day management decisions of the manager. Effective January 1, 2003, our operating partnership acquired all of the voting interest of Prentiss Properties Resources from Mr. Prentiss. As a result, our operating partnership has sole control of the decision making processes of Prentiss Properties Resources.

We have shares available for future sale that could adversely affect the price of our common shares.

Under our declaration of trust, our board of trustees has the authority to do the following:

•	amend our declaration of trust, without shareholder approval, to increase or decrease the aggregate number of shares of beneficial interest or the number of shares of beneficial interest of any class, including common shares, that we have the authority to issue; and

•	issue additional authorized but unissued common shares or preferred shares.

As of December 31, 2002, we have authorized 100,000,000 common shares, of which 61,018,645 common shares are unissued. In addition, we have granted options to purchase 3,926,566 common shares to executives officers, employees and trustees, of which options to purchase 1,421,514 common shares remain outstanding. We have reserved a total of 3,773,585 common shares and 1,500,566 common shares for issuance upon conversion of the Series D Preferred Shares and common units, respectively. Sales or issuances of a substantial number of common shares, or the perception that such sales could occur could adversely affect prevailing market prices of the common shares and dilute the percentage ownership held by our shareholders.

Limited partners of our operating partnership have the right to receive, in our or the general partner’s discretion, either cash or one common share, in exchange for each limited partnership unit they now hold, if and to the extent they tender such units for redemption. As of December 31, 2002, there were 1,500,566 common units of our operating partnership outstanding and held by partners other than Prentiss Properties Trust, and, if we or the general partner elect to redeem such units for common shares, these common units are exchangeable for 1,500,566 common shares. We are party to registration rights agreements under which we are required to register the issuance of common shares which we may issue upon the redemption by the holders of units of limited partnership interest in our operating partnership. We can make no prediction concerning the effect that such issuance or future sales of any such common shares will have on market prices.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is to changes in interest rates as a result of our revolving credit facility and long-term debt. At December 31, 2002, we had outstanding total indebtedness, including our pro rata share of joint venture debt, of approximately $1.1 billion, or approximately 44.7% of total market capitalization based on a common share price of $28.28 per common share. Our interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, we manage our exposure to fluctuations in market interest rates for our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangement. In addition, we may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps and floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable rate debt. We do not enter into derivative or interest rate transactions for speculative purposes. Approximately 65.9% of our outstanding debt was subject to fixed rates with a weighted average interest rate of 7.45% at December 31, 2002. Of the remaining $374.7 million, or 34.1%, representing our variable rate debt, $250.0 million was effectively locked at an interest rate before the spread over LIBOR, of 5.32% through our interest rate swap agreements. We regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

The following table provides information about our financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations outstanding at December 31, 2002, the table presents principal cash flows and related weighted average interest rates for the debt outstanding during the periods. The debt outstanding as presented in the table includes our pro rata share of joint venture debt. For interest rate swaps, the table presents notional amounts that expire and weighted average interest rates for in-place swaps during the period. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on 30-day LIBOR as of December 31, 2002. The fair value of our fixed rate debt indicates the estimated principal amount of debt having similar debt service requirements, which could have been borrowed by us at December 31, 2002. The rate assumed in the fair value calculation of fixed rate debt is equal to 5.75%, representing our estimated borrowing rate for fixed rate debt instruments similar in term to those outstanding at December 31, 2002. The fair value of our variable to fixed interest rate swaps indicates the estimated amount that would have been paid by us had they been terminated at December 31, 2002.

	Expected Maturity Date						Total	Fair Value
	2003	2004	2005	2006	2007	Thereafter
	(in thousands)
Liabilities
Long-Term Debt:
Fixed Rate	$11,661	$32,073	$42,276	$19,013	$190,343	$428,504	$723,870	$784,707
Average Interest Rate	7.45%	7.43%	7.46%	7.46%	7.39%	7.41%	—	—
Variable Rate	$750	$70,813	$228,100	$75,000	—	—	$374,663	$374,663
Average Interest Rate	2.99%	2.99%	2.97%	2.79%	—	—	—	—

Interest Rate Derivatives
Interest Rate Swaps:
Variable to Fixed	$50,000	$110,000	$40,000	$50,000	—	—	—	$(16,776)
Avg. Pay Rate	5.32%	5.73%	5.52%	5.99%	—	—	—	—
Avg. Receive Rate	1.38%	1.38%	1.38%	1.38%	—	—	—	—

The table incorporates only those exposures that exist as of December 31, 2002 and does not consider exposures or positions which could arise after that date. In addition, because firm commitments are not represented in the table above, the information presented therein has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, prevailing interest rates, and our hedging strategies at that time. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and our financing requirements.

Item 8. Financial Statements and Supplementary Data

Financial Statements and the Financial Statement Schedule appear at page F-1 to page F-35 of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

PART III

Item 10. Trustees and Executive Officers of the Company

The information required by this item is incorporated by reference from our definitive proxy statement for our annual meeting of shareholders to be held on May 15, 2003.

Item 11. Executive Compensation

The information required by this item is incorporated by reference from our definitive proxy statement for our annual meeting of shareholders to be held on May 15, 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item is incorporated by reference from our definitive proxy statement for our annual meeting of shareholders to be held on May 15, 2003.

Item 13. Certain Relationships and Related Transactions

The information required by this item is incorporated by reference from our definitive proxy statement for our annual meeting of shareholders to be held on May 15, 2003.

Item 14. Controls and Procedures

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

PART IV

Item 15. Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)	Financial Statements, Financial Statement Schedule and Exhibits

(1)	Financial Statements

Report of Independent Accountants

Consolidated Balance Sheets of Prentiss Properties Trust as of December 31, 2002 and December 31, 2001

Consolidated Statements of Income of Prentiss Properties Trust for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Changes in Shareholders’ Equity of Prentiss Properties Trust for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Comprehensive Income of Prentiss Properties Trust for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows of Prentiss Properties Trust for the years ended December 31, 2002, 2001 and 2000

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

10.5	Amendment No. 4, effective as of October 15, 1996, to the 1996 Share Incentive Plan. (filed as Exhibit no. 10.5 to our Report on Form 10Q, filed November 14, 2002, File No. 001-14516).

10.6	Amendment No. 5, effective as of October 23, 2002, to the 1996 Share Incentive Plan. (filed as Exhibit no. 10.6 to our Report on Form 10Q, filed November 14, 2002, File No. 001-14516).

10.7

Amended and Restated Trustees’ Share Incentive Plan, effective as of May 15, 2002 (filed as Exhibit 4.12 to our Registration Statement on Form S-8, File No. 333-97045, filed on July 24, 2002, and incorporated by reference herein).

10.8

Amendment No. 1, effective as of October 23, 2002, to the Amended and Restated Trustees’ Share Incentive Plan. (filed as Exhibit no. 10.8 to our Report on Form 10Q, filed November 14, 2002, File No. 001-14516).

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

10.13	Form of Stock Option Agreement (filed as Exhibit 10.9 to our Report on Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.14	Amended and Restated Share Purchase Plan, dated as of July 1, 2000 (filed as Exhibit 10.10 to our Report on Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.15	Amendment No. 1, effective as of October 23, 2002, to the Amended and Restated Share Purchase Plan. (filed as Exhibit no. 10.15 to our Report on Form 10Q, filed November 14, 2002, File No. 001-14516).

10.16	Key Employee Share Option Plan (filed as Exhibit 10.11 to our Report on Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.17	Prentiss Properties Employee Savings Plan (filed as Exhibit 10.12 to our Report on Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

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

10.20

Third Amended and Restated Agreement of Limited Partnership of Prentiss Properties Acquisition Partners, L.P., dated as of October 1, 2001 (filed as Exhibit 10.15 to our Report on Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.21

First Amendment, dated as of December 18, 2001, to the Third Amended and Restated Agreement of Limited Partnership of Prentiss Properties Acquisition Partners, L.P., dated as of December 18, 2001 (filed as Exhibit 10.16 to our Report on Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.22

Second Amendment, dated as of January 3, 2002, to the Third Amended and Restated Agreement of Limited Partnership of Prentiss Properties Acquisition Partners, L.P., dated as of October 1, 2001 (filed as Exhibit 10.17 to our Report on Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.23

Third Amendment to the Third Amended and Restated Agreement of Limited Partnership of Prentiss Properties Acquisition Partners, L.P. (filed as Exhibit 10.40 to our Report on Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.24

Fourth Amendment to the Third Amended and Restated Agreement of Limited Partnership of Prentiss Properties Acquisition Partners, L.P. (filed as Exhibit 10.20 to our Report on Form 10-Q, filed August 14, 2002, File No. 001-14516).

10.25

Exchange Agreement, dated as of March 20, 2001, by and among Prentiss Properties Trust, Prentiss Properties Acquisition Partners, L.P. and Security Capital Preferred Growth Incorporated (filed as Exhibit 10.14 to our Report on Form 10-K, filed on March 27, 2001, and incorporated herein by reference).

10.26

Registration Rights Agreement, dated as of March 20, 2001, by and among Prentiss Properties Trust and Security Capital Preferred Growth Incorporated (filed as Exhibit 10.15 to our Report on Form 10-K, filed on March 27, 2001, and incorporated by reference herein).

10.27

Credit Agreement, dated May 23, 2000, among Prentiss Properties Acquisition Partners, L.P., as Borrower, Bank One, N.A., as Administrator, Bank of America, N.A., as Syndication Agent, Dresdner Bank, AG as Documentation Agent and each of the Lenders that are signatory therein (filed as Exhibit 10.22 to our Report on Form 10-K, filed on March 27, 2001, and incorporated by reference herein).

10.28

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

10.29

Credit Agreement, dated September 30, 1999, among Prentiss Properties Acquisition Partners, L.P., as Borrower, Bank One, NA, as Administrative Agent, Mellon Bank and Union Bank of California as co-documentation agents.

10.30

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

10.32

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

10.35

Agreement of Purchase and Sale, dated March 14, 2001, by and among Prentiss Properties Acquisition Partners, L.P., Prentiss Properties Limited, Inc. and Brandywine Operating Partnership, L.P. (filed as Exhibit 10.4 to our Current Report on Form 8-K, filed March 22, 2001, File No. 001-14516, and incorporated by reference herein).

10.36

Contribution Agreement, dated March 14, 2001, by and between Prentiss Properties Acquisition Partners, L.P. and Brandywine Operating Partnership, L.P. (filed as Exhibit 10.5 to our Current Report on Form 8-K, filed March 22, 2001, File No. 001-14516, and incorporated by reference herein).

10.37

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

*10.45	Promissory Note, dated as of June 14, 2002, by and among Prentiss Properties Limited, Inc. and Daniel Cushing.

10.46

Purchase Agreement, dated February 25, 2002, by and among Prentiss Properties Trust, Prentiss Properties Acquisition Partners, L.P., Prentiss Properties I, Inc. and Salomon Smith Barney Inc. (filed as Exhibit 10.38 to our Report on Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.47

Registration Rights Agreement, dated February 25, 2002, by and among Prentiss Properties Trust and Salomon Smith Barney Inc. (filed as Exhibit 10.39 to our Report on Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.48

Sales Agreement between us and Brinson Patrick Securities Corporation, dated June 10, 2002 (filed as Exhibit 1.1 to our Post Effective Amendment No. 2 to Form S-3, File No. 333-49433, filed on July 26, 2002).

*21.1	List of Subsidiaries.

*23.1	Consent of PricewaterhouseCoopers LLP.

*99.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

(b)	Reports on Form 8-K

We did not file any Reports on Form 8-K for or during the period October 1, 2002 through December 31, 2002.

PRENTISS PROPERTIES TRUST

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Trustees and Shareholders

of Prentiss Properties Trust:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ equity, comprehensive income and cash flows present fairly, in all material respects, the financial position of Prentiss Properties Trust (the “Company”) at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note (2) to the consolidated financial statements, effective January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Dallas, Texas

February 12, 2003

PRENTISS PROPERTIES TRUST

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2002	2001
ASSETS
Operating real estate:
Land	$300,460	$296,105
Buildings and improvements	1,631,568	1,510,934
Less: accumulated depreciation	(178,792)	(146,349)

	1,753,236	1,660,690

Construction in progress	41,352	64,410
Land held for development	65,377	53,504
Deferred charges and other assets, net	169,373	144,329
Notes receivable	13,354	13,354
Accounts receivable, net	39,024	39,936
Cash and cash equivalents	5,080	5,845
Escrowed cash	10,483	13,674
Investments in securities	3,927	3,398
Investments in joint ventures and unconsolidated subsidiaries	21,083	31,453

Total assets	$2,122,289	$2,030,593

LIABILITIES AND SHAREHOLDERS’ EQUITY
Mortgages and notes payable	$1,011,027	$907,734
Interest rate hedges	16,776	10,490
Accounts payable and other liabilities	79,626	76,022
Other payables (affiliates)	7,355	4,384
Distributions payable	26,947	25,977

Total liabilities	1,141,731	1,024,607

Minority interest in operating partnership	133,649	184,597

Minority interest in real estate partnerships	2,676	1,589

Commitments and contingencies

Preferred shares $.01 par value, 20,000,000 shares authorized, 3,773,585 shares issued and outstanding	100,000	100,000
Common shares $.01 par value, 100,000,000 shares authorized, 43,965,756 and 42,106,896 (includes 4,984,401 and 5,091,009 shares held in treasury) shares issued and outstanding at December 31, 2002 and 2001, respectively	439	421
Additional paid-in capital	882,897	833,314
Common shares in treasury at cost, 4,984,401 and 5,091,009 shares at December 31, 2002 and 2001, respectively	(118,476)	(118,228)
Unearned compensation	(1,479)	(2,556)
Accumulated other comprehensive income	(15,768)	(9,655)
(Distributions in excess of earnings)/retained earnings	(3,380)	16,504

Total shareholders’ equity	844,233	819,800

Total liabilities and shareholders’ equity	$2,122,289	$2,030,593

The accompanying notes are an integral part of these consolidated financial statements.

PRENTISS PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year Ended December 31,
	2002	2001	2000
Revenues:
Rental income	$350,122	$331,570	$327,816
Management and other fees, net	4,386	5,042	4,555

	354,508	336,612	332,371

Expenses:
Property operating and maintenance	88,842	76,796	75,887
Real estate taxes	39,931	37,688	37,709
General and administrative and personnel cost	10,361	10,396	9,790
Interest expense	67,081	64,472	71,208
Amortization of deferred financing costs	1,832	1,607	1,519
Depreciation and amortization	71,734	61,986	61,479

	279,781	252,945	257,592

Merger termination fee, net	—	17,000	4,091
Loss on investment in securities	—	—	(1,000)

Income from continuing operations before minority interests and equity in income of joint ventures and unconsolidated subsidiaries	74,727	100,667	77,870

Minority interests	(10,899)	(17,483)	(15,510)
Equity in income of joint ventures and unconsolidated subsidiaries	3,154	3,131	3,843

Income from continuing operations	66,982	86,315	66,203

Discontinued operations:
Income from discontinued operations	2,008	2,741	3,308
Gain from disposition of discontinued operations	5,575	—	—
Minority interests related to discontinued operations	(284)	(118)	(147)

	7,299	2,623	3,161

Income before gain on sale of properties and extraordinary items	74,281	88,938	69,364

Gain on sale of properties	—	13,895	221
Extraordinary items	—	(367)	—

Net income	$74,281	$102,466	$69,585
Preferred dividends	(8,358)	(7,887)	(7,151)

Net income applicable to common shareholders	$65,923	$94,579	$62,434

Basic earnings per common share:
Income from continuing operations applicable to common shareholders	$1.53	$2.51	$1.63
Discontinued operations	0.19	0.07	0.09
Extraordinary items	—	(0.01)	—

Net income applicable to common shareholders – basic	$1.72	$2.57	$1.72

Weighted average number of common shares outstanding – basic	38,409	36,736	36,273

Diluted earnings per common share:
Income from continuing operations applicable to common shareholders	$1.52	2.45	$1.62
Discontinued operations	0.19	0.07	0.09
Extraordinary items	—	(0.01)	—

Net income applicable to common shareholders – diluted	$1.71	$2.51	$1.71

Weighted average number of common shares and common share equivalents outstanding – diluted	38,649	40,849	36,515

The accompanying notes are an integral part of these consolidated financial statements.

PRENTISS PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF CHANGES IN

SHAREHOLDERS’ EQUITY

For the Three Years Ending December 31, 2002

(dollars in thousands, except per share data)

	Total	Preferred shares	Common shares	Additional paid-in capital	Common shares in treasury	Unearned compensation	Accumulated other comprehensive income	(Distributions in excess of earnings)/ retained earnings
Balance at December 31, 1999	$831,493	$100,000	$401	$789,554	$(63,791)			$5,329
Issuance of common shares (417,670 common shares)	8,989		4	8,985
Restricted share grants (191,500 common shares)	—		2	4,279		$(4,281)
Amortization of share grants	1,095					1,095
Purchase of treasury shares (1,512,471 treasury shares)	(28,845)				(28,845)
Distributions declared ($1.895 per common share)	(68,902)							(68,902)
Preferred distributions declared ($1.895 per preferred share)	(7,151)							(7,151)
Net income	69,585							69,585

Balance at December 31, 2000	806,264	100,000	407	802,818	(92,636)	(3,186)		(1,139)
Issuance of common shares (1,329,383 common shares)	28,294		13	28,281
Restricted share grants (89,700 common shares)	784		1	2,215		(1,432)
Amortization of share grants	1,810					1,810
Share grants forfeited (12,244 shares)	—				(252)	252
Purchase of treasury shares (974,394 treasury shares)	(25,340)				(25,340)
Distributions declared ($2.09 per common share)	(76,936)							(76,936)
Preferred distributions declared ($2.09 per preferred share)	(7,887)							(7,887)
Unrealized gain on investments in securities	366						$366
Unrealized loss on interest rate hedges	(10,021)						(10,021)
Net income	102,466							102,466

Balance at December 31, 2001	819,800	100,000	421	833,314	(118,228)	(2,556)	(9,655)	16,504
Issuance of common shares (1,828,260 common shares)	46,459		18	46,441
Restricted share grants (30,600 common shares)	—			859		(859)
Amortization of share grants	1,632					1,632
Share grants forfeited (12,777 shares)	—				(304)	304
Purchase of treasury shares (494,365 treasury shares)	(14,196)				(14,196)
Issuance of common shares in treasury (613,750 common shares)	16,535			2,283	14,252
Distributions declared ($2.22 per common share)	(85,807)							(85,807)
Preferred distributions declared ($2.22 per preferred share)	(8,358)							(8,358)
Unrealized loss on investments in securities	(104)						(104)
Unrealized loss on interest rate hedges	(6,009)						(6,009)
Net income	74,281							74,281

Balance at December 31, 2002	$844,233	$100,000	$439	$882,897	$(118,476)	$(1,479)	$(15,768)	$(3,380)

The accompanying notes are an integral part of these consolidated financial statements.

PRENTISS PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

	Year Ended December 31,
	2002	2001	2000
Net income	$74,281	$102,466	$69,585

Unrealized gains and losses on securities:
Unrealized (losses)/gains arising during the period	(104)	366	—
Unrealized losses on interest rate hedges:
Cumulative transition adjustment	—	(2,513)	—
Unrealized losses arising during the period	(6,587)	(7,977)	—
Reclassification adjustment for losses included in earnings	578	469	—

Other comprehensive income	(6,113)	(9,655)	—

Comprehensive income	$68,168	$92,811	$69,585

The accompanying notes are an integral part of these consolidated financial statements.

PRENTISS PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year Ended December 31,
	2002	2001	2000
Cash Flows from Operating Activities:
Net income	$74,281	$102,466	$69,585
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interests	11,183	17,601	15,657
Extraordinary items	—	367	—
Gain on sale of real estate	(5,575)	(13,895)	(221)
Loss on investment in securities	—	—	1,000
Provision for doubtful accounts	4,626	(418)	614
Depreciation and amortization	73,457	64,268	63,399
Amortization of deferred financing costs	1,832	1,607	1,519
Earnings in excess of distributions from joint ventures and unconsolidated subsidiaries	(162)	—	—
Non-cash compensation	1,757	1,934	1,205
Reclassification of accumulated other comprehensive income	578	469	—
Gain on derivative financial instrument	(301)	—	—
Changes in assets and liabilities:
Deferred charges and other assets	(3,585)	2,547	(3,455)
Accounts receivables	(3,279)	(6,657)	(7,377)
Escrowed cash	3,191	10,512	(1,191)
Other payables/receivables (affiliates)	2,971	(821)	7,192
Accounts payable and other liabilities	(363)	(19,556)	14,034

Net cash provided by operating activities	160,611	160,424	161,961

Cash Flows from Investing Activities:
Development/redevelopment of real estate	(26,294)	(89,492)	(87,069)
Purchase of real estate	(113,985)	(132,058)	(159,025)
Purchase of mortgage loan	(47,000)	—	—
Capitalized expenditures for in-service properties	(27,187)	(27,369)	(31,861)
Distributions in excess of earnings of joint ventures and unconsolidated Subsidiaries	—	2,609	553
Investment in joint ventures and unconsolidated subsidiaries	—	(1,438)	(694)
Investments in securities	(670)	(1,960)	(1,495)
Proceeds from the sale of real estate	54,631	196,854	106,380

Net cash used in investing activities	(160,505)	(52,854)	(173,211)

Cash Flows from Financing Activities:
Net proceeds from sale of common shares	52,558	10,150	8,677
Purchase of treasury shares	(2,472)	(10,007)	(28,845)
Redemption of preferred units	(50,535)	—	—
Capital contribution from consolidated joint ventures	1,488	—	—
Distributions paid to limited partners	(3,320)	(3,400)	(3,114)
Distributions paid to common shareholders	(83,776)	(74,873)	(67,652)
Distributions paid to preferred shareholders	(8,264)	(7,699)	(6,982)
Distributions paid to preferred unitholders	(9,843)	(12,985)	(9,457)
Payment for early extinguishment of debt	—	(50)	—
Distribution paid to minority interest in real estate partnership	—	—	(228)
Proceeds from mortgages and notes payable	559,800	480,125	354,901
Repayments of mortgages and notes payable	(456,507)	(488,438)	(243,911)

Net cash (used in)/provided by financing activities	(871)	(107,177)	3,389

Net change in cash and cash equivalents	(765)	393	(7,861)
Cash and cash equivalents, beginning of year	5,845	5,452	13,313

Cash and cash equivalents, end of period	$5,080	$5,845	$5,452

Supplemental Cash Flow Information:
Cash paid for interest	$68,753	$68,822	$70,376

The accompanying notes are an integral part of these consolidated financial statements.

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(1)    The Organization and Significant 2002 Transactions

Organization

We are a self-administered and self-managed Maryland REIT that acquires, owns, manages, leases, develops and builds primarily office properties throughout the United States. We are self-administered in that we provide our own administrative services, such as accounting, tax and legal, through our own employees. We are self-managed in that we provide all the management and maintenance services that our properties require through our own employees, such as, property managers, leasing professionals and engineers. We operate principally through our operating partnership, Prentiss Properties Acquisition Partners, L.P., and its subsidiaries, and a management company, Prentiss Properties Resources and its subsidiaries. The ownership of the operating partnership was as follows at December 31, 2002 and 2001:

2002	Common Units	%	Series D Convertible Preferred Units	%	Series B Preferred Units	%	Series E Preferred Units	%
	(units in thousands)
Prentiss Properties Trust	38,981	96.29%	3,774	100.00%	—	0.00%	—	0.00%
Third parties	1,501	3.71%	—	0.00%	1,900	100.00%	200	100.00%

Total	40,482	100.00%	3,774	100.00%	1,900	100.00%	200	100.00%

2001	Common Units	%	Series D Convertible Preferred Units	%	Series B Preferred Units	%	Series E Preferred Units	%	Series C Preferred Units	%
	(units in thousands)
Prentiss Properties Trust	37,016	96.05%	3,774	100.00%	—	0.00%	—	0.00%	—	0.00%
Third parties	1,522	3.95%	—	0.00%	1,900	100.00%	200	100.00%	2,000	100.00%

Total	38,538	100.00%	3,774	100.00%	1,900	100.00%	200	100.00%	2,000	100.00%

Our regional management offices are located in San Diego, Oakland, Dallas, Chicago and Washington, D.C. As of December 31, 2002, we owned interests in a diversified portfolio of 137 primarily suburban Class A office and suburban industrial properties as follows:

	Number of Buildings	Net Rentable Square Feet
	(in thousands)
Office properties	106	15,333
Industrial properties	31	2,294

Total	137	17,627

Our properties include two office properties containing 222,000 net rentable square feet that were in various stages of development at December 31, 2002. As of December 31, 2002, our properties, exclusive of the development properties, were 93% leased to approximately 1,000 tenants. In addition to managing properties that we own, we manage approximately 14.9 million net rentable square feet in office, industrial and other properties for third parties.

We have determined that our reportable segments are those that are based on our method of internal reporting, which disaggregates our business by geographic region. In April 2001, we completed an asset exchange with Brandywine Realty Trust, which included the sale of all of the properties comprising our Northeast Region, and as a result, at December 31, 2002, we no longer had operations in the Northeast Region. As of December 31, 2002, our reportable segments include our five regions (1) Mid-Atlantic; (2) Midwest; (3) Southwest; (4) Northern California; and (5) Southern California.

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

Our properties are located in 12 markets, which are included in our reportable segments as follows:

Reportable Segment	Market
Mid-Atlantic	Metropolitan Washington DC, Atlanta
Midwest	Chicago, Suburban Detroit
Southwest	Dallas/Fort Worth, Austin, Denver, Houston
Northern California	Oakland, Sacramento
Southern California	San Diego, Los Angeles

Significant 2002 Transactions

On January 31, 2002, using proceeds from our revolving credit facility, we acquired from Teachers Insurance and Annuity Association of America the $47.0 million mortgage loan on the Burnett Plaza property. The Burnett Plaza property was owned by Burnett Plaza Associates pursuant to a joint venture agreement between our operating partnership and Burnett Plaza – VEF III, L.P. an affiliate of Lend Lease Real Estate Investments, as 20% and 80% owners, respectively. The loan, which bore interest at 7.50% per annum, was originally scheduled to mature February 1, 2002.

On March 7, 2002, we purchased from Burnett Plaza – VEF III, L.P., its 80% interest in Burnett Plaza Associates for a purchase price of approximately $51.2 million. The transaction was funded with proceeds from our revolving credit facility and in part by the consummation of the private placement of 613,750 of our common shares of beneficial interest. The private placement, which was priced at $28.35 per common share, closed in February 2002 with net proceeds from the sale totaling approximately $16.5 million.

On November 18, 2002, using proceeds from our revolving credit facility, we acquired a 263,990 net rentable square foot office building in suburban Washington, D.C. for a purchase price of $55.0 million. The building is 100% leased to a single tenant until 2011.

Using proceeds from our revolving credit facility, in January 2002, we contributed $3.0 million to a joint venture established to develop two multi-story office buildings in Del Mar, California. Our contribution represents a 70% controlling interest in the joint venture; therefore, we consolidate the accounts of the joint venture with and into the operations of our operating partnership. Also using proceeds from our revolving credit facility, we made a loan totaling $6.6 million to the joint venture. The loan which matures in January 2005, bears interest at 10% per annum for the first twelve months of the loan term and 12% thereafter. The loan requires interest only payments until maturity. On January 25, 2002, the joint venture acquired for $10.5 million, from an unrelated third party, a 7.4 acre parcel of land in Del Mar, California.

On September 10, 2002, we disposed of seven industrial properties containing 875,000 net rentable square feet. The sale, which included all of the industrial properties within our Mid-Atlantic portfolio, resulted in gross proceeds of $33.8 million. On October 17, 2002, we disposed of the Academy property, a 194,000 net rentable square foot office property located in the Los Angeles area. The sale, which included our only office property within the Los Angeles market, resulted in gross proceeds of $22.2 million. The proceeds from both sales were used to repay a portion of the outstanding borrowings under our revolving credit facility. We recorded a gain on sale on our industrial properties totaling $8.5 million, which was partially offset by a loss of $2.9 million from the Academy property. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective for financial statements issued for fiscal years beginning after December 15, 2001, net income and gain/(loss) for real estate properties sold and real estate properties held for sale are to be reflected in the consolidated statements of income as discontinued operations. Below is a summary of our combined results of operations before gain/(loss) from our Mid-Atlantic industrial properties and our Academy property for the years ended December 31, 2002, 2001 and 2000, respectively.

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

Discontinued Operations:	Years Ended December 31,
	2002	2001	2000
	(in thousands)
Property revenues:
Rental income	$6,132	$7,807	$8,037

Property revenues	6,132	7,807	8,037

Property expenses:
Property operating and maintenance	1,869	2,117	2,118
Real estate taxes	532	667	691
Depreciation and amortization	1,723	2,282	1,920

Property expenses	4,124	5,066	4,729

Property revenues less property expenses	$2,008	$2,741	$3,308

In addition to the property related transactions described above, during the year ended December 31, 2002, we transitioned one office property, located in Austin, Texas from development into operations. The property which includes 223,000 net rentable square feet was 99% leased at December 31, 2002.

Using proceeds from our revolving credit facility, on January 3, 2002, we repurchased our operating partnership’s outstanding 9.45%, Series C Cumulative Redeemable Perpetual Preferred Units, for approximately $50.6 million, which included accrued and unpaid dividends of $26,250.

During the year ended December 31, 2002, we issued 1.8 million common shares of beneficial interest resulting primarily from option exercises and shares sold pursuant to our dividend reinvestment and employee share purchase plans. The net proceeds totaling $46.5 million were used to repay a portion of the outstanding borrowings under our revolving credit facility.

During the year ended December 31, 2002, pursuant to a private placement, we issued 613,750 common shares with a cost basis of $14.2 million from our common shares held in treasury. We acquired 507,142 treasury shares pursuant to (1) the buy back of 100,000 common shares for gross consideration of $2.5 million; (2) 394,365 common shares surrendered as payment of the exercise price and statutory tax withholdings, totaling in the aggregate $11.7 million, for certain share options exercised during the period; and (3) the forfeiture of 12,777 restricted share grants that were valued at $304,000 at the date of issue.

(2)    Summary of Significant Accounting Policies

Principles of Consolidation

Currently we consolidate all subsidiaries that we control and we define control as the ownership of a majority of the voting interest of a subsidiary. Our consolidated financial statements include the accounts of Prentiss Properties Trust, our operating partnership and other consolidated subsidiaries. All significant inter-company balances and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to current year presentation with no impact on previously reported net income or shareholders’ equity.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” This interpretation requires consolidation of an entity by an enterprise if that enterprise will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur, or both. An entity subject to this interpretation is called a variable interest entity. The disclosure provisions of this interpretation are effective for financial statements issued after January 31, 2003. A public entity with a variable interest entity created before February 1, 2003, shall apply the consolidation provisions of this interpretation to that entity no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. All enterprises with variable interests in variable interests entities created after January 31, 2003, shall apply the consolidation provisions of this interpretation immediately.

At December 31, 2002, the operating partnership held a 98% non-voting interest in Prentiss Properties Resources, which we accounted for using the equity method of accounting. Effective January 1, 2003, we acquired the remaining outstanding interest in Prentiss Properties Resources, for gross consideration of approximately $67,000. As a result of this transaction, effective January 1,

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

2003 the accounts of Prentiss Properties Resources are consolidated with and into the accounts of our operating partnership. Had this transaction not occurred, Prentiss Properties Resources would have been subject to consolidation as prescribed in this interpretation.

Real Estate

In accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations,” which includes, within its scope, real estate acquisitions, we estimate at the date of acquisition the fair value of the various components of each real estate asset acquired and allocate the purchase price to each component accordingly. Generally this includes an allocation of the purchase price to land, building, leasing costs, leasehold improvements and to an intangible asset or liability representing the difference if any between the contractual in-place leases and the fair value of such in-place leases. We determine the fair value of the components using a variety of methods and assumptions all of which result in a general approximation of fair value. Differing assumptions and methods could result in different estimates of fair value and thus, a different purchase price allocation. Financial Accounting Standards No. 141 is effective for business combinations for which the date of acquisition is July 1, 2001, or later. During the period July 1, 2001 through December 31, 2002, we acquired three real estate properties. Based on estimates of the fair value of the components of each real estate property acquired between July 1, 2001 and December 31, 2002, we allocated the purchase price as follows:

	Year Ended December 31,
	2002	2001
	(in thousands)
Land	$10,200	$3,000
Buildings and improvements	$131,001	$15,221
Leasing costs and leasehold improvements	$21,424	$—
Intangible asset/(liability)	$—	$—

We classify real estate properties, leasehold improvements and land holdings as long-lived assets held for sale or long-lived assets to be held and used. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we record assets held for sale at the lower of the carrying amount or fair value, less cost to sell. With respect to assets classified as held and used, we periodically review these assets to determine whether our carrying amount will be recovered. All of our long-lived assets were classified as held and used at December 31, 2002. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. We recognize an impairment loss to the extent the carrying amount is not recoverable. The impairment loss is the amount by which the carrying amount exceeds the fair value.

We depreciate our buildings and improvements using the straight-line method over an estimated useful life of 30 to 40 years for office buildings and 25 to 30 years for industrial buildings. Interest expense and other directly related expenses incurred during construction periods are capitalized and depreciated commencing with the date the building is placed in service, on the same basis as the related asset. For the years ended December 31, 2002, 2001 and 2000, capitalized interest costs totaled $3.4 million, $5.2 million and $3.4 million, respectively.

Expenditures for repairs and maintenance are charged to operations as incurred. Significant betterments are capitalized. The cost and related accumulated depreciation for assets sold or retired are removed from the accounts with the resulting gain or loss reflected in net income for the period.

Allowance for Doubtful Accounts

Accounts receivable are reduced by an allowance for amounts that we estimate to be uncollectible. Our receivable balance is comprised primarily of accrued rental rate increases to be received over the life of in-place leases as well as rents and operating cost recoveries due from tenants. We regularly evaluate the adequacy of our allowance for doubtful accounts considering such factors as credit quality of our tenants, delinquency of payment, historical trends and current economic conditions. We reserve all outstanding receivables that are 90-days past due along with a portion of the remaining receivable balance that we feel is uncollectible based on our evaluation of the outstanding receivable balance. In addition, we increase our allowance for doubtful accounts for accrued rental rate increases, if we determine such future rent is uncollectible.

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

Deferred Charges

Leasing costs and leasehold improvements are deferred and amortized on a straight-line basis over the terms of the related lease. Deferred financing costs are recorded at cost and are amortized using the effective interest method over the life of the related debt. Other deferred charges are amortized over terms applicable to the expenditure.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and investments with maturities of three months or less from the date of purchase.

Escrowed Cash

Escrowed cash includes real estate tax, insurance and capital reserve deposits required pursuant to certain of our mortgage loan agreements.

Investments in Securities

Investments in securities consist of investments in marketable securities held pursuant to a key employee share option plan. We account for our investments in securities as “available for sale” in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Any decline in market value that is deemed to be other than temporary is recognized as a realized loss in the determination of net income for the period. No such realized loss has been recognized to date. Any change in the market value of the investments which is deemed temporary is included as an unrealized gain or loss in accumulated other comprehensive income on our consolidated balance sheet. At December 31, 2002, we have an accumulated unrealized gain of approximately $262,000 from our investments in securities. The unrealized gain is presented in accumulated other comprehensive income in our consolidated statement of changes in shareholders’ equity.

Investments in Joint Ventures and Unconsolidated Subsidiaries

As of December 31, 2002, we have investments in joint ventures and unconsolidated subsidiaries which we account for using the equity method of accounting including (i) our 50% interest in Broadmoor Austin Associates; (ii) our 25% interest in Tysons International Partners; and (iii) our 98% interest in Prentiss Properties Resources.

We have a non-controlling interest in these investments and account for our interest using the equity method of accounting, thus, we report our share of income and losses based on our ownership interest in the respective entities. We classify our interest in subsidiaries as non-controlling when we hold less than a majority of the entities’ outstanding voting stock. Any decline in market value that is deemed to be other than temporary is recognized as an impairment in equity in income of joint ventures and unconsolidated subsidiaries. Any excess of carrying amount of our non-controlling interests over the book value of the underlying equity is amortized over 40 years from the date of purchase. For the years ended December 31, 2002, 2001 and 2000, we recognized amortization totaling approximately $254,000 per year.

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

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

Revenue Recognition

In accordance with Statement of Financial Accounting Standards No. 13, “Accounting for Leases,” income on leases which includes scheduled rental rate increases over the lease term is recognized on a straight-line basis. Income received from tenants for early lease terminations is recognized as earned.

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

Earnings and profits, which will determine the taxability of distributions to shareholders, will differ from income reported for financial reporting purposes due to the differences for federal tax purposes, primarily in the estimated useful lives used to compute depreciation, timing of the recognition of capital gain or loss transactions, changes in our allowance for doubtful accounts, and the recognition of rental income on a straight-line basis for financial reporting purposes.

Minority Interest

Minority interest in the operating partnership represents the limited partners’ proportionate share of the equity in our operating partnership. The operating partnership pays a regular quarterly distribution to the holders of common and preferred units. Income is allocated to minority interest based on the weighted average percentage ownership during the year.

Minority interest in real estate partnerships represents the other partners’ proportionate share of the equity in certain real estate partnerships. Our operating partnership holds a majority controlling interest in the real estate partnerships and thus, consolidates the accounts with and into the accounts of the operating partnership. Income is allocated to minority interest based on the weighted average percentage ownership during the year.

Concentration of Credit Risk

We place cash deposits at major banks. We believe that through our cash investment policy, the credit risk related to these deposits is minimal.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include such items as purchase price allocation for real estate acquisitions, impairment of long-lived assets, depreciation and allowance for doubtful accounts. Actual results could differ from our estimates.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosures about the fair value of financial instruments whether or not such instruments are recognizable in the balance sheet. Our financial instruments include receivables, cash and cash equivalents, escrowed cash, investments in securities, accounts payable, other accrued expenses, mortgages and notes payable and interest rate hedge agreements. The fair values of these financial instruments, other than the fixed rate mortgages and notes payable, are not materially different from their carrying or contract amounts. We

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

estimate the fair value of our consolidated fixed rate mortgages and notes payable to exceed the carrying amount by $53.4 million at December 31, 2002.

Fair Value of Derivative Instruments

Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” establishes accounting and reporting standards for derivative instruments. Specifically it requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Changes in fair value will affect either shareholders’ equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes.

During 2002, we recorded a reduction in fair value of our derivatives of $6.3 million. The reduction in fair value was recorded as a charge of $6.6 million to other comprehensive income, partially offset by the recognition of a gain in current period earnings of approximately $301,000.

On December 31, 2002, our derivative financial instruments were reported at their fair value as a liability of $16.8 million. Of the liability, $16.0 million represents an unrealized loss and is presented in accumulated other comprehensive income in our consolidated statement of changes in shareholders’ equity.

Accounting for Share-Based Compensation

We apply APB Opinion 25 and related Interpretations in accounting for our share-based compensation plans. In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” which, if fully adopted, would change the methods we use in recognizing the cost of our plans. Adoption of the cost recognition provisions of the statement is optional and we have decided not to elect these provisions for years prior to 2003. Had the compensation cost for our share-based compensation plans been determined consistent with Statement of Financial Accounting Standards No. 123, our net income and net income per common share for 2002, 2001 and 2000 would approximate the pro forma amounts below:

	As reported 12/31/02	Pro forma 12/31/02	As reported 12/31/01	Pro forma 12/31/01	As reported 12/31/00	Pro forma 12/31/00
	(amounts in thousands, except per share data)
SFAS No. 123 charge	$–	$2,155	$–	$2,446	$–	$1,858
APB 25 charge	$1,632	$–	$1,810	$–	$1,095	$–
Net income applicable to common shareholders	$65,923	$65,400	$94,579	$93,943	$62,434	$61,671
Net income per common share-basic	$1.72	$1.70	$2.57	$2.56	$1.72	$1.70
Net income per common share-diluted	$1.71	$1.69	$2.51	$2.49	$1.71	$1.69

The effects of applying Statement of Financial Accounting Standards No. 123 in this pro forma disclosure are not indicative of future amounts.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” The statement amends Financial Accounting Standards No. 123, expanding disclosure requirements and providing alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock or share-based employee compensation.

On January 1, 2003, we adopted the fair value method of accounting for our share-based compensation plans and have elected to apply this method using the prospective method as prescribed in Financial Accounting Standards No. 148.

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(3)    Deferred Charges and Other Assets, Net

Deferred charges and other assets consisted of the following at December 31, 2002 and 2001:

	2002	2001
	(in thousands)
Deferred leasing and tenant charges	$228,426	$180,262
Deferred financing costs	14,526	13,842
Prepaids and other assets	6,478	5,475

	249,430	199,579
Less: accumulated amortization	(80,057)	(55,250)

	$169,373	$144,329

(4)    Notes Receivable

Our notes receivable balance of $13.4 million at December 31, 2002, results from the consummation of two separate real estate transactions and includes (1) an unsecured recourse promissory note totaling $9.0 million, maturing April 2, 2004, bearing interest at 9.22% per annum and requiring interest only payments until maturity and (2) a non-recourse promissory note totaling $4.4 million, collateralized by the real estate property, maturing March 1, 2005, bearing interest at 7.95% per annum and requiring interest only payments until maturity.

(5)    Accounts Receivable, Net

Accounts receivable consisted of the following at December 31, 2002 and 2001:

	2002	2001
	(in thousands)
Rents and services	$9,191	$10,218
Accruable rental income	36,198	26,940
Other	1,347	5,864

	46,736	43,022
Less: allowance for doubtful accounts	(7,712)	(3,086)

	$39,024	$39,936

Accruable rental income represents rental income recognized on a straight-line basis in excess of rental revenue accrued in accordance with individual lease agreements.

On June 30, 1999, we loaned $4.2 million to various key employees as part of our long-term incentive plan to retain such employees. The funds were used to purchase common shares of the company in the open market. The loans are full recourse notes, which accrue interest quarterly at a fixed rate of 7.0% and have a term of five years. Interest payments are due quarterly. The loan balances are to be forgiven, contingent upon each key employees’ continued employment with us, in the following manner: one-third of the principal balance was forgiven at the end of the third year of the loan term, one-third will be forgiven at the end of the fourth year of the loan term, and the remaining principal balance will be forgiven at the end of the fifth year of the loan term. The outstanding loan balance totaled approximately $781,000 and $2.4 million at December 31, 2002 and 2001, respectively and is reflected in the other receivable balance presented in the table above.

(6)    Investments in Joint Ventures and Unconsolidated Subsidiaries

The following information summarizes the financial position at December 31, 2002 and 2001 and the results of operations for the years ended December 31, 2002, 2001 and 2000 for the investments in which we held an interest during the periods presented:

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

Summary of Financial Position:	Total Assets		Total Debt (8)		Total Equity		Company’s Investment
	Dec. 31, 2002	Dec. 31, 2001	Dec. 31, 2002	Dec. 31, 2001	Dec. 31, 2002	Dec. 31, 2001	Dec. 31, 2002	Dec. 31, 2001
	(in thousands)
Broadmoor Austin Associates(1)	$108,929	$114,101	$144,698	$150,423	$(36,436)	$(37,009)	$3,914	$3,882
Burnett Plaza Associates(2)	—	102,484	—	47,000	—	51,526	—	10,347
PPS Partners LLC(3)	—	126	—	—	—	92	—	79
Prentiss Properties Resources(4)	12,406	11,710	—	—	6,463	5,799	6,299	5,649
Tysons International Partners(5)	94,873	99,059	60,628	61,290	33,161	36,158	9,763	10,389
Other Investments(6)	—	—	—	—	—	—	1,107	1,107

							$21,083	$31,453

Summary of Operations:	Total Revenue			Net Income			Company’s Share of Net Income/(Loss)
	2002	2001	2000	2002	2001	2000	2002	2001	2000
	(in thousands)
Broadmoor Austin Associates	$20,118	$19,849	$19,689	$4,295	$3,941	$3,731	$2,148	$1,971	$1,866
Burnett Plaza Associates	4,302	21,483	17,300	960	5,304	3,097	192	1,061	620
Lot 21 Associates, L.P(7)	—	130	325	—	—	12	—	—	7
PPS Partners LLC	44	581	675	(13)	361	435	(10)	271	327
Prentiss Properties Limited, Inc.(4)	—	4,939	18,983	—	558	1,017	—	558	1,017
Prentiss Properties Resources	14,075	11,667	—	664	(915)	—	651	(897)	—
Project 127 Partners, L.P(7)	—	76	235	—	(11)	9	—	(6)	6
Tysons International Partners	13,092	10,094	—	692	694	—	173	173	—

							$3,154	$3,131	$3,843

(1)	We own a 50% non-controlling interest in Broadmoor Austin Associates, an entity, which owns a seven-building, 1.1 million net rentable square foot office complex in Austin, Texas.
(2)	Prior to March 2002, we owned a 20% non-controlling interest in Burnett Plaza Associates, an entity, which owns a 1.0 million net rentable square foot office building in downtown Fort Worth, Texas. On March 7, 2002, we acquired the remaining 80% interest in Burnett Plaza Associates. The summary of operations above includes the results of operations for the periods prior to our acquisition of a controlling interest on March 7, 2002.
(3)	PPS Partners LLC was a joint venture between our operating partnership and a third-party property owner. The third-party property owner contributed property management contracts to PPS Partners LLC. Our operating partnership through a sub-management contract managed the properties and participated in the net income of the joint venture. Effective October 2001, our operating partnership resigned the management duties of the properties.
(4)	On March 28, 2001, Prentiss Properties Resources was incorporated under the General Corporation Law of the State of Delaware to serve as a Taxable REIT Subsidiary and provide services to our operating partnership. On March 29, 2001, Prentiss Properties Resources acquired our interest in Prentiss Properties Limited, Inc., valued at $3.9 million, along with certain other assets with a carrying amount of approximately $2.5 million. At December 31, 2002, our operating partnership held a 98% economic interest and 0% voting interest in Prentiss Properties Resources. Effective January 1, 2003, our operating partnership acquired the remaining 2% interest in Prentiss Properties Resources for total consideration of approximately $67.000.
(5)	In April 2001, we acquired from Brandywine Realty Trust a 25% non-controlling interest in Tysons International Partners, an entity, which owns two office properties containing 452,000 net rentable square feet in the Northern Virginia area.
(6)	Represents a 1% investment in certain real estate entities that we account for using the cost method of accounting.
(7)	Prior to April 10, 2001, we owned a 60% non-controlling interest in two entities, each owning a separate office development project in the suburban Philadelphia area. The office projects were sold to Brandywine Realty Trust on April 10, 2001.
(8)	The mortgage debt, all of which is non-recourse, is collateralized by the individual real estate property or properties within each venture.

(7)    Mortgages and Notes Payable

On May 22, 2002, we renewed our $300 million unsecured revolving credit facility, including an extension of the maturity date from May 23, 2003 to May 23, 2005. The structure of the new facility is substantially the same as the previous facility, including an initial interest rate of LIBOR plus 137.5 basis points. The interest rate on the facility will fluctuate based on our overall leverage

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

with a range between LIBOR plus 125 basis points and LIBOR plus 175 basis points. At December 31, 2002, 30-day LIBOR was 1.38%.

On June 27, 2002, we completed a $72.1 million, non-recourse mortgage financing collateralized by our Burnett Plaza property in Fort Worth, Texas. The loan has a 3-year term with two, 1-year extension options and a floating rate over LIBOR of 215 basis points. The proceeds from the loan were used to repay borrowings outstanding under our revolving credit facility. In conjunction with the Burnett Plaza loan, we entered into two interest rate swaps totaling $40 million, which convert floating rate 30-day LIBOR to fixed rates. Both swap transactions commenced in June 2002 and mature July 2005 and fix LIBOR at a rate of 4.345 percent.

The following table sets forth our mortgages and notes payable as of December 31, 2002 and 2001:

Description	2002	2001	Amortization	Interest Rate	Maturity
	(in thousands)
Collateralized term loan(1)	$71,563	$72,313	25 yr	LIBOR + 1.625%	September 30, 2004
Revolving credit facility	156,000	118,500	None	LIBOR + 1.375%	May 23, 2005
Unsecured term loan	75,000	75,000	None	LIBOR + 1.375%	March 16, 2006
PPREFI portfolio loan(2)	180,100	180,100	None	7.58%	February 26, 2007
Mortgage notes payable (3)	528,364	461,821	(4)	(5)	(5)

	$1,011,027	$907,734

(1)	The term loan is collateralized by four properties with an aggregate net book value of real estate of $83.1 million.
(2)	The PPREFI portfolio loan is collateralized by 36 properties with an aggregate net book value of real estate of $249.2 million.
(3)	The mortgage loans are collateralized by 31 properties with an aggregate net book value of real estate of $722.9 million.
(4)	Excluding the $72.1 million financing of our Burnett Plaza property, which requires interest only payments until maturity, our mortgage notes have debt service requirements based on amortization terms ranging from 25 to 30 years.
(5)	Excluding the Burnett Plaza financing, which has an interest rate equal to LIBOR plus 215 basis points, the interest rates range from 6.63% to 8.63% with a weighted average interest rate of 7.39% at December 31, 2002. Maturity dates range from December 2003 through June 2013 with a weighted average maturity of 6.4 years from December 31, 2002.

Our future scheduled principal repayments on our mortgages and notes payable are as follows:

Years ending December 31:	(in thousands)
2003	$9,164
2004	99,379
2005	266,620
2006	89,978
2007	186,009
Thereafter	359,877

$1,011,027

Under our loan agreements, we are required to satisfy various affirmative and negative covenants, including limitations on total indebtedness, total collateralized indebtedness and cash distributions, as well as obligations to maintain certain minimum tangible net worth and certain minimum interest coverage ratios. We were in compliance with these covenants at December 31, 2002.

(8)    Interest Rate Hedges

In the normal course of business, we are exposed to the effect of interest rate changes. We limit our interest rate risk by following established risk management policies and procedures including the use of derivatives. For interest rate exposures, derivatives are used to hedge against rate movements on our related debt.

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

To manage interest rate risk, we may employ options, forwards, interest rate swaps, caps and floors or a combination thereof depending on the underlying exposure. We undertake a variety of borrowings from credit facilities, to medium- and long-term financings. To hedge against increases in interest cost, we use interest rate instruments, typically interest rate swaps, to convert a portion of our variable-rate debt to fixed-rate debt.

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

Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified to earnings. This reclassification is consistent with when the hedged items are recognized in earnings. Within the next twelve months, we expect to reclassify to earnings approximately $7.8 million of the current balance held in accumulated other comprehensive income.

The following table summarizes the notional values and fair values of our derivative financial instruments at December 31, 2002. The notional value provides an indication of the extent of our involvement in these instruments as of the balance sheet date, but does not represent exposure to credit, interest rate or market risks.

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

Notional Amount	Swap Rate Paid (Fixed)	Effective Fixed Rate	Swap Rate Received (Variable) at December 31, 2002	Swap Maturity	Fair Value
					(in thousands)
$50 million	1.990%	3.365%	1.380%	August 2003	$(199)
$50 million	6.253%	7.628%	1.380%	September 2004	(3,974)
$60 million	6.248%	7.623%	1.380%	September 2004	(4,765)
$15 million	4.345%	6.495%	1.380%	July 2005	(846)
$25 million	4.345%	6.495%	1.380%	July 2005	(1,410)
$20 million	5.985%	7.610%	1.380%	March 2006	(2,231)
$30 million	5.990%	7.615%	1.380%	March 2006	(3,351)

Total					$(16,776)

Cash payments made under our interest rate hedges exceeded cash receipts from our interest rate hedges by $8.2 million and $3.2 million for the years ended December 31, 2002 and 2001, respectively. Cash received exceeded cash paid by approximately $215,000 for the year ended December 31, 2000.

(9)    Accounts Payable and Other Liabilities

Accounts payable and other liabilities consisted of the following at December 31, 2002 and 2001:

	2002	2001
	(in thousands)
Accrued interest expense	$5,400	$5,307
Accrued real estate taxes	28,494	26,760
Advance rent and deposits	19,598	18,586
Deferred compensation liability	3,927	3,398
Other liabilities	22,207	21,971

	$79,626	$76,022

(10)    Distributions Payable

In December 2002, we declared a cash distribution for the fourth quarter of 2002 in the amount of $.56 per share, payable on January 10, 2003, to common shareholders of record on December 27, 2002. Additionally, it was determined that a distribution of $.56 per unit would be made to the partners of our operating partnership and the holders of our Series D Convertible Preferred Shares. The distributions totaled $24.8 million and were paid January 10, 2003.

In addition, quarterly distributions totaling $2.2 million in the aggregate were declared in December 2002, payable to the holders of our Series B Cumulative Redeemable Perpetual Preferred Units and our Series E Preferred Units. The distributions, which equate to an annualized 8.3% of the face amount of the Series B Cumulative Redeemable Perpetual Preferred Units and an annualized 7.5% of the face amount of the Series E Preferred Units, were paid on January 3, 2003 and January 15, 2003, respectively.

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(11)    Leasing Activities

Our future minimum lease payments to be received, under non-cancelable operating leases in place at December 31, 2002, which expire on various dates through 2022, are as follows:

Years ending December 31:	(in thousands)
2003	$285,150
2004	259,429
2005	212,038
2006	178,442
2007	144,918
Thereafter	365,415

$1,445,392

The geographic concentration of the future minimum lease payments to be received is detailed as follows:

Market	(in thousands)
Metro. Washington, DC	$360,403
Dallas/Fort Worth	329,326
Chicago	221,420
Oakland	162,743
Austin	126,556
San Diego	81,622
Sacramento	39,619
Denver	33,009
Houston	31,919
Atlanta	24,266
Los Angeles	20,635
Suburban Detroit	13,874

$1,445,392

For the years ended December 31, 2002 and December 31, 2001, no individual tenant accounted for more than 10% of our total rental income.

(12)    Supplemental Disclosure of Non-Cash Investing and Financing Activities

Distributions totaling $24.8 million payable to holders of common shares, operating partnership units and Series D Convertible Preferred Shares and distributions totaling $2.2 million payable to holders of our Series B Cumulative Redeemable Perpetual Preferred Units and Series E Preferred Units, were declared in December 2002. The distributions were paid in January 2003.

Pursuant to our long-term incentive plan, during the year ended December 31, 2002, we issued 30,600 restricted share grants to various key employees. The shares, which had a market value of approximately $859,000 based upon the per share price on the date of grant, were classified as unearned compensation and recorded in the shareholders’ equity section of the consolidated balance sheet. The unearned compensation is amortized quarterly as compensation expense over the three-year vesting period.

Prior to March 7, 2002, we owned a 20% non-controlling interest in Burnett Plaza Associates and accounted for our interest using the equity method of accounting. On March 7, 2002, we acquired the remaining 80% interest in Burnett Plaza Associates and consolidated the accounts with and into the accounts of our operating partnership. As a result of the consolidation, we reclassified our $10.3 million investment from investment in joint ventures and unconsolidated subsidiaries to the respective asset and liability accounts on our consolidated balance sheet. In addition, as a result of the acquisition of the remaining 80% interest in the joint venture, we assumed liabilities totaling approximately $2.5 million and receivables totaling approximately $978,000.

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

During the year ended December 31, 2002, we marked-to-market our investments in securities and our interest rate hedges. During the year ended December 31, 2002, we recorded unrealized losses of $104,000 and $6.6 million on our investments in securities and interest rate hedges, respectively.

During the year ended December 31, 2002, common shares in treasury increased by $248,000, representing a decrease of $14.2 million related to the consummation of the private placement of 613,750 common shares with Salomon Smith Barney Inc., offset by an increase of $14.5 million related to (1) the buy back of 100,000 common shares for gross consideration of $2.5 million and (2) non-cash activities including $11.7 million attributable to 394,365 common shares surrendered as payment of the exercise price and statutory tax withholdings for certain share options exercised during the period and $304,000, representing 12,777 restricted share grants forfeited as a result of an employee termination during the period.

As a result of the sale of our Mid-Atlantic industrial properties and the Academy office property, we removed accumulated depreciation and accumulated amortization of $7.1 million and $351,000, respectively. In addition, receivables, other assets and liabilities totaling $786,000, $346,000 and $491,000, respectively were removed.

(13) Related Party Transactions

On March 28, 2001, Prentiss Properties Resources was incorporated under the General Corporation Law of the State of Delaware to serve as a Taxable REIT Subsidiary and provide management services to our operating partnership. Our operating partnership held a 98% economic interest and 0% voting interest in Prentiss Properties Resources. Currently, we account for our non-controlling interest in the management service company and its subsidiaries using the equity method of accounting. Effective January 1, 2003, our operating partnership acquired the remaining 2% interest in Prentiss Properties Resources and as a result, beginning January 1, 2003, the accounts of Prentiss Properties Resources will be consolidated with and into the accounts of our operating partnership.

The management service company and its subsidiaries incur certain personnel and other overhead-related expenses on behalf of our operating partnership, which are subsequently reimbursed. Such expenses totaled $4.6 million, $4.0 million and $3.7 million for the years ended December 31, 2002, 2001 and 2000, respectively. In addition, our operating partnership funds short-term capital needs of the management service company, which are subsequently reimbursed. We had outstanding short-term borrowings due to the management service company of $7.4 million at December 31, 2002 and $4.4 million at December 31, 2001. The short-term borrowings were classified as other payables (affiliates) in our consolidated balance sheets at December 31, 2002 and December 31, 2001.

(14) Employee Benefit Plans

We have a 401(k) savings plan for our employees. Under the plan, as amended, employees, age 21 and older, are eligible to participate in the plan after they have completed one year and 1,000 hours of service. Participants are immediately vested in their contributions, matching contributions and earnings thereon.

We initially match 25% of an employees’ contribution, not to exceed 25% of 6% of each employee’s wages. Our cost of the initial match totaled approximately $306,000, $333,000 and $325,000 for the years ended December 31, 2002, 2001 and 2000, respectively. We may also elect, in any calendar year, to make a discretionary match to the plan. The amount paid pursuant to the discretionary match totaled approximately $314,000, $300,000 and $0 during the years ended December 31, 2002, 2001 and 2000, respectively.

We have registered 500,000 common shares in connection with a share purchase plan. The share purchase plan enables eligible employees to purchase shares, subject to certain restrictions, of the company at a 15% discount to fair market value. A total of 39,766, 65,340 and 45,364 common shares were issued, in accordance with the share purchase plan, during the years ended December 31, 2002, 2001, and 2000, respectively. At December 31, 2002, we have 243,314 shares available for future issuance.

During the year ended December 31, 2000, we adopted a deferred compensation plan. Pursuant to the plan, officers and other selected key employees of our operating partnership or management service company who earn bonuses have the option of deferring the payment of such bonuses. Such deferred compensation may be used to purchase various mutual funds and/or our common shares. Pursuant to the participant’s election, we purchase shares on the open market and place them in a trust for the

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

benefit of such participant. The trust may deliver to the participant shares or the fair market value of such shares beginning 6 months from the date they were placed in the trust. The purpose of the deferred compensation plan is to provide a vehicle for the payment of compensation otherwise payable to the participants, in a form that will provide incentives and rewards for meritorious performance and encourage the recipients’ continuance as our employees. During the 2000 plan year we provided a discount of 15% on the purchase price of our common shares purchased by participants in the plan. For the 2001 and 2002 plan years, the deferred compensation plan did not provide for a discount on our common shares. The investments (including 86,529 of our common share purchased in the open market) are carried at their market value of $3.9 million and included as investments in securities on our consolidated balance sheet. The corresponding deferred compensation liability of approximately $3.9 million is included in accounts payable and other liabilities. As a result of the change in the fair value of our investments in securities, we recognized a loss of $104,000 and a gain of $366,000 in other comprehensive income during the years ended December 31, 2002 and 2001, respectively. We recognized a corresponding charge to compensation expense equal to $(104,000) and $366,000, respectively related to the change in the obligation payable to participants.

(15) Share Incentive Plans

We have two separate share-based incentive compensation plans both of which are approved by our shareholders. The plans include (1) a trustees’ share incentive plan and (2) an employees’ share incentive plan.

Under the plans, we are authorized to issue common shares or cash pursuant to awards granted in the form of (1) non-qualified share options not intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended; (2) restricted or non-restricted shares; (3) share appreciation rights; and (4) performance shares. Awards may be granted to selected employees and trustees of our company or an affiliate of our company.

The Trustees’ Plan

Under the trustees’ plan, annually on the first business day of July we grant to each independent trustee non-qualified share options to purchase 7,500 of our common shares. The options are 100% vested at grant. In 2002, we issued to the independent trustees, a total of 37,500 non-qualified share options.

On the first business day of each fiscal quarter, we issue to each independent trustee common shares having an aggregate value of $6,250, based on the per share fair market value of the common shares on the date of grant. The common shares are 100% vested at grant and, therefore, expensed upon issuance. A total of 4,265, 4,750 and 5,100 common shares were granted pursuant to the plan during the years ended December 31, 2002, 2001, and 2000, respectively.

The Employees’ Plan

Under the employees’ plan, we are authorized to issue awards with respect to a maximum of 5,000,000 common shares. Awards may be granted to employees of our operating partnership or management service company. No participant may be granted, in any calendar year, awards in the form of share options or share appreciation rights with respect to more than 390,000 common shares or restricted share awards for more than 50,000 common shares. We have broad discretion in determining the vesting terms and other terms applicable to awards granted under the plan.

The exercise price of each option granted during 2002 was equal to the per share fair market value of our common shares on the date of grant. Under the employees’ plan, during the years ended December 31, 2002, 2001 and 2000, we granted 206,500, 459,000 and 745,875 options which vest 33-1/3% per year on each anniversary of the date of grant, commencing with the first anniversary of the date of grant. In addition during 2002, 2001 and 2000 we issued 30,600, 89,700 and 191,500 restricted shares which vest 100% on the third anniversary of the date of grant.

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

A summary of the status of our options as of December 31, 2002, 2001 and 2000 and the changes during the years ended on those dates is presented below:

	2002		2001		2000
	# Shares of underlying options	Weighted average exercise price	# Shares of underlying options	Weighted average exercise price	# Shares of underlying options	Weighted average exercise price
Outstanding at beginning of the year	2,179,175	$23.65	2,778,536	$22.30	2,365,691	$22.28
Granted	244,000	$28.43	496,500	$24.88	783,375	$21.80
Exercised	997,661	$23.01	1,073,859	$20.78	357,864	$21.00
Forfeited	4,000	$26.24	22,002	$21.60	12,666	$23.80
Expired	—	$—	—	$—	—	$—

Outstanding at end of year	1,421,514	$24.93	2,179,175	$23.65	2,778,536	$22.30
Exercisable at end of year	679,099	$25.23	1,104,408	$24.14	1,692,324	$22.36

Weighted-average fair value	$1.19		$1.01		$1.48

The fair value of each share option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2002	2001	2000
Expected term	5.00	5.00	5.00
Expected dividend yield	7.81%	8.20%	8.21%
Expected volatility	13.64%	13.36%	14.53%
Risk-free interest rate	4.27%	4.79%	6.20%

The following table summarizes information about share options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable
Range of exercise price	Number outstanding at 12/31/02	Weighted average exercise price	Weighted average remaining contr. life	Number exercisable at 12/31/02	Weighted average exercise price
$15.00 to $20.00	166,412	$19.94	6.8	42,831	$19.96
$20.01 to $25.00	740,336	$24.14	7.3	335,502	$23.80
$25.01 to $30.00	477,266	$27.40	6.9	263,266	$27.03
$30.01 +	37,500	$31.35	9.5	37,500	$31.35

$15.00 +	1,421,514	$24.93	7.1	679,099	$25.23

At December 31, 2002, we had 262,880 and 974,134 common shares that remain available for future issuance under our trustees’ and employees’ plans, respectively.

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

As of December 31, 2002, 38,981,355 and 3,773,585 common shares and Series D Convertible Preferred Shares were issued and outstanding, respectively. The Series D Convertible Preferred Shares are convertible at the holder’s option on a one-for-one basis into our common shares, subject to certain adjustments, and may not be redeemed by us before December 29, 2004.

At the operating partnership level, 40,481,921 common units were issued and outstanding at December 31, 2002. The units included 38,981,355 held by Prentiss Properties Trust and 1,500,566 held by limited partners of our operating partnership. The 1,500,566 common units are redeemable at the option of the holder for a like number of common shares, or at our option, the cash equivalent thereof and are accounted for as minority interest in operating partnership on our consolidated balance sheet.

In June 1998, we privately placed 1,900,000, $50.0 par value, 8.30% Series B Cumulative Redeemable Perpetual Preferred Units of our operating partnership with Belair Capital Fund. In connection with the private placement, on June 25, 1998, we designated 1,900,000 Series B Preferred Shares. We may redeem the Series B Preferred Units at any time after June 25, 2003 for cash in an amount equal to the capital account balance subject to certain limitations. The holders of the Series B Preferred Units may exchange the Series B Preferred Units at any time on or after June 25, 2008 for Series B Preferred Shares at an exchange rate of one Series B Preferred Share for one Series B Preferred Unit, subject to adjustments. As of December 31, 2002, no Series B Preferred Shares were issued or outstanding.

In September 1999, we privately placed 2,000,000, $25.0 par value, 9.45% Series C Cumulative Redeemable Perpetual Preferred Units of our operating partnership with Belair Real Estate Corporation and Belcrest Realty Corporation. In connection with the private placement, on September 17, 1999, we designated 2,000,000 Series C Preferred Shares. Using proceeds from our revolving credit facility, on January 3, 2002, we repurchased our operating partnership’s outstanding 9.45%, Series C Cumulative Redeemable Perpetual Preferred Units, for approximately $50.6 million, which included accrued and unpaid dividends of $26,250.

In April 2001, we completed an asset exchange with Brandywine Realty Trust. As part of that exchange, we acquired Brandywine’s Northern Virginia assets which includes a 25% non-controlling interest in the Tysons International Partners joint venture that owns two office properties. In exchange for the joint venture interest, we issued to Brandywine a combination of 200,000, $50.0 par value, 7.50% Series E Cumulative Preferred Units, of our operating partnership and 26,768 common units of our operating partnership. The holders of the Series E Preferred Units may choose to have the Series E Preferred Units redeemed at any time on or after April 10, 2004. The Series E Preferred Units are redeemable for either $10.0 million plus accrued but unpaid distributions or, at our option, common shares having a market value equal to the redemption price. In addition, each common unit held by Brandywine is exchangeable after April 10, 2003, for either cash equal to the trading price of one common share at the time of the exchange or, at our option, one common share.

At December 31, 2002, the Series B Cumulative Redeemable Perpetual Preferred Units and Series E Preferred Units are accounted for at their redemption value in the line item minority interest in operating partnership on our consolidated balance sheet.

(17) Earnings per Share

We calculate earnings per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” which requires a dual presentation of basic and diluted earnings per share on the face of the income statement. Additionally, the statement requires a reconciliation of the numerator and denominator used in computing basic and diluted earnings per share. The table below presents a reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share for the years ended December 31, 2002, 2001 and 2000:

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

	2002	2001	2000
	(in thousands, except per share data)
Reconciliation of the numerator used for basic earnings per share
Income from continuing operations	$66,982	$86,315	$66,203
Preferred dividends	(8,358)	(7,887)	(7,151)
Gain on sale of properties	—	13,895	221

Income from continuing operations applicable to common shareholders	$58,624	$92,323	$59,273

Discontinued operations	7,299	2,623	3,161
Extraordinary items	—	(367)	—

Net income applicable to common shareholders	$65,923	$94,579	$62,434

Reconciliation of the denominator used for basic earnings per share
Weighted average common shares outstanding	38,409	36,736	36,273
Basic earnings per share	$1.72	$2.57	$1.72

Reconciliation of the numerator used for dilutive earnings per share
Income from continuing operations	$66,982	$86,315	$66,203
Preferred dividends	(8,358)	—	(7,151)
Gain on sale of properties	—	13,895	221

Income from continuing operations applicable to common shareholders	$58,624	$100,210	$59,273

Discontinued operations	7,299	2,623	3,161
Extraordinary items	—	(367)	—

	$65,923	$102,466	$62,434

Reconciliation of the denominator used for dilutive earnings per share
Weighted average common shares outstanding	38,409	36,736	36,273
Preferred shares (1)	—	3,774	—
Options	240	339	242

Weighted average common shares and common share equivalents outstanding	38,649	40,849	36,515

Diluted earnings per share	$1.71	$2.51	$1.71

(1)	Preferred shares for the year ended December 31, 2002 and 2000 are excluded from the denominator in calculating dilutive earnings per share as such shares were anti-dilutive for the periods; therefore, the numerator used in the calculation of dilutive earnings per share is income applicable to common shareholders for the years ended December 31, 2002 and 2000 as compared to the year ended December 31, 2001, for which the numerator is net income.

(18) Commitments and Contingencies

Legal Matters

We are subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. We believe that the final outcome of such matters will not have a material adverse effect on our financial position, results of operations or liquidity.

Environmental Matters

We obtain environmental site assessments for all acquired properties prior to acquisition. The environmental site assessments have not revealed any environmental condition, liability or compliance concern that we believe may have a material

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

adverse effect on our business, assets or results or operations, nor are we aware of any such condition, liability or concern. It is possible that the environmental site assessments relating to any one of our properties or properties to be acquired in the future do not reveal all environmental conditions, liabilities or compliance concerns or that there are material environmental conditions, liabilities or compliance concerns that arose after the related environmental site assessment report was completed, of which we are otherwise unaware.

Development Activity

We are party to several construction contracts as part of our development activities. The following office properties were under development at December 31, 2002:

Development properties	Segment	Market	Net rentable square feet(1)	Estimated cost(2)	Estimated shell completion date(3)
			(in thousands)	(in millions)
Carlsbad Pacific Center III	Southern California	San Diego	40	$ 8.3	October 2001
Willow Oaks III	Mid-Atlantic	Metro. Washington, DC	182	40.6	January 2002

			222	$48.9

(1)	Net rentable square feet defines the area of a property for which a tenant is required to pay rent, which includes the actual rentable area plus a portion of the common area of the property allocated to the tenant.
(2)	As of December 31, 2002, we have incurred $41.4 million of the total estimated cost of our development properties.
(3)	We classify our construction projects as development properties until the projects are substantially complete and ready for their intended use. Typically, this includes shell completion and improvements made to the net rentable area within the building.

Insurance

We have and will keep in force comprehensive insurance, including liability, fire, workers’ compensation, extended coverage, rental loss and, when available on reasonable commercial terms, flood, wind, earthquake and terrorism insurance, with policy specifications, limits, exclusions and deductibles customarily carried for similar properties. We currently maintain insurance to cover environmental conditions and business interruption if and when they occur. This policy covers both governmental and third-party claims associated with the covered environmental conditions. Our real property insurance policies exclude earthquake coverage for properties located within California. As a result, we maintain a $100 million blanket earthquake policy on the properties we own in Northern and Southern California. Our real property insurance policies exclude terrorism coverage. However, we maintain a $100 million blanket stand-alone terrorism policy on the properties we own. Certain types of losses, however, generally of a catastrophic nature, such as acts of war, are either uninsurable or the cost of obtaining insurance is so high that it is more prudent to accept the risk of loss. If more terrorists incidents occur, however, future insurance policies purchased by us may expressly exclude hostile acts, and it may be impossible to obtain insurance covering terrorist attacks. In addition, we would expect our insurance premiums to increase in the future, which may have an adverse impact on our cash flow. We may not be able to purchase policies in the future with coverage limits and deductibles similar to those that were available before September 11, 2001. We believe that our properties as of the date of this filing are adequately insured in accordance with industry standards.

Financial Guarantees and Commitments

In connection with the disposition of a real estate property in May 2001, we entered into a financial guarantee with a maximum future potential payment of $1.4 million. The financial guarantee, provided to the third party purchaser, guarantees payment of an amount not to exceed the $1.4 million potential maximum if certain tenants, as defined in the purchase and sale agreement, fail to extend their leases beyond the maturities of their current in-place leases.

As a condition of the purchase and sale and as security for our guarantee, we provided to the title company at closing, irrevocable letters of credit, totaling $1.4 million, drawn on a financial institution and identifying the purchaser as beneficiary. The balance of the letters of credit which total $1.3 million at December 31, 2002, expires as follows:

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

Letters of Credit
(in thousands)
2003	$1,063
2004	63
2005	63
2006	126

$1,315

We reduced gain on sale by $1.0 million which represents our estimate of the probable payment under the guarantee. This amount is included in accounts payable and other liabilities on our consolidated balance sheet at December 31, 2002.

(19) Recently Issued Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, “Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The provisions of this statement as they relate to the rescission of statement No. 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions in paragraphs 8 and 9 (c) of this statement as they relate to statement No. 13 shall be effective for transactions occurring after May 15, 2002, with early application encouraged. The statement includes two items that could be relevant to real estate companies such as ours. Specifically, the statement rescinds Statement of Financial Accounting Standards No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result of this recission, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses, which could result in the gains and losses being reported in income before extraordinary items. The statement amends Statement of Financial Accounting Standards No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The impact from the implementation of this statement, which we believe will not have a material impact on our financial statements, will be dependent upon (1) the amount of any gains or losses realized as a result of future debt extinguishments and (2) whether we enter into lease modifications that have economic effects similar to sale-leaseback transactions.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Exit or Disposal Activities.” The statement addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the EITF has set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of the statement also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. The statement is effective for exit or disposal activities initiated after December 31, 2002. The impact from the implementation of this statement, which we believe will not have a material impact on our financial statements, will be dependent upon whether or not we enter into transactions that qualify as exit or disposal activities as defined in this statement.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” The statement amends Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of the statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this statement amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. On January 1, 2003, we adopted the fair value method of accounting for stock-based compensation and have elected to apply this method using the prospective method as prescribed in Financial Accounting Standards No. 148. The prospective method allows for the application of the recognition provisions of Financial Accounting Standards No. 123 to all employee awards granted, modified, or settled after the beginning of the fiscal year in which the recognition provisions are first applied. The transition and disclosure provisions of this statement are effective for financial statements for fiscal years ending after December 15, 2002. The interim disclosure provisions of this statement are effective for interim periods beginning after December 15, 2002. The impact from the implementation of this statement, which we believe will not have a material impact on our financial statements, will be dependent upon the amount of awards granted, modified, or settled on or subsequent to January 1, 2003.

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The impact from the implementation of this interpretation, which we believe will not have a material impact on our financial statements, will be dependent upon guarantees we enter into subsequent to December 31, 2002.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” This interpretation requires consolidation of an entity by an enterprise if that enterprise will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur, or both. An entity subject to this interpretation is called a variable interest entity. The disclosure provisions of this interpretation are effective for financial statements issued after January 31, 2003. A public entity with a variable interest entity created before February 1, 2003, shall apply the consolidation provisions of this interpretation to that entity no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. All enterprises with variable interests in variable interests entities created after January 31, 2003, shall apply the consolidation provisions of this interpretation immediately. At December 31, 2002, our operating partnership held a 98% non-voting interest in Prentiss Properties Resources which we accounted for using the equity method of accounting. Effective January 1, 2003, we acquired the remaining outstanding interest in Prentiss Properties Resources for consideration of approximately $67,000. As a result of this transaction, effective January 1, 2003, the accounts of Prentiss Properties Resources will be with and into the accounts of our operating partnership. Had this transaction not occurred, Prentiss Properties Resources would have been subject to consolidation as prescribed in this interpretation. We have no other entities that qualify as variable interest entities at December 31, 2002.

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(20) Segment Information

The table below presents information about income from continuing operations and segment assets used by our chief operating decision maker as of and for the years ended December 31, 2002, 2001, and 2000, respectively:

For the Year Ended and As of December 31, 2002

	Mid-Atlantic	Midwest	Northeast	Southwest	Northern California	Southern California	Total segments	Corporate not allocable to segments	Consolidated total
	(in thousands)
Revenues:
Rental income	$92,894	$61,724	$—	$119,324	$46,452	$29,728	$350,122	$—	$350,122
Management and other fees, net	433	22	—	1,034	280	(59)	1,710	2,676	4,386

Total revenues	93,327	61,746	—	120,358	46,732	29,669	351,832	2,676	354,508

Expenses:
Property operating and maintenance	21,858	14,591	—	32,175	14,553	5,665	88,842	—	88,842
Real estate taxes	7,077	10,875	—	16,158	3,529	2,292	39,931	—	39,931
General & administrative and personnel costs	425	302	—	379	358	171	1,635	8,726	10,361
Interest expense	—	—	—	—	—	—	—	67,081	67,081
Amortization of deferred financing costs	—	—	—	—	—	—	—	1,832	1,832
Depreciation and amortization	17,857	12,424	—	26,661	7,417	7,289	71,648	86	71,734

Total expenses	47,217	38,192	—	75,373	25,857	15,417	202,056	77,725	279,781

Income from continuing operations before minority interests and equity in income	46,110	23,554	—	44,985	20,875	14,252	149,776	(75,049)	74,727

Minority interests	—	—	—	—	—	—	—	(10,899)	(10,899)
Equity in income of joint ventures and unconsolidated subsidiaries	1,875	1,007	—	2,282	(386)	(146)	4,632	(1,478)	3,154

Income from continuing operations	$47,985	$24,561	$—	$47,267	$20,489	$14,106	$154,408	$(87,426)	$66,982

Total assets	$617,295	$383,559	$—	$267,050	$180,379	$639,416	$2,087,699	$34,590	$2,122,289

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

For the Year Ended and As of December 31, 2001

	Mid- Atlantic	Midwest	Northeast	Southwest	Northern California	Southern California	Total segments	Corporate not allocable to segments	Consolidated total
	(in thousands)
Revenues:
Rental income	$89,101	$68,918	$8,166	$93,314	$44,160	$27,911	$331,570	$—	$331,570
Management and other fees, net	726	79	748	1,596	280	120	3,549	1,493	5,042

Total revenues	89,827	68,997	8,914	94,910	44,440	28,031	335,119	1,493	336,612

Expenses:
Property operating and maintenance	19,705	13,757	1,631	24,228	12,646	4,829	76,796	—	76,796
Real estate taxes	6,574	11,911	558	13,156	3,343	2,146	37,688	—	37,688
General & administrative and personnel costs, net	560	308	192	541	25	579	2,205	8,191	10,396
Interest expense	—	—	—	—	—	—	—	64,472	64,472
Amortization of deferred financing costs	—	—	—	—	—	—	—	1,607	1,607
Depreciation and amortization	16,303	10,289	1,587	20,068	6,898	6,768	61,913	73	61,986

Total expenses	43,142	36,265	3,968	57,993	22,912	14,322	178,602	74,343	252,945

Merger termination fee, net	—	—	—	—	—	—	—	17,000	17,000

Income from continuing operations before minority interests and equity in income	46,685	32,732	4,946	36,917	21,528	13,709	156,517	(55,850)	100,667

Minority interests	—	—	—	—	—	—	—	(17,483)	(17,483)
Equity in income of joint ventures and unconsolidated subsidiaries	935	1,070	(291)	4,305	(51)	370	6,338	(3,207)	3,131

Income from continuing operations	$47,620	$33,802	$4,655	$41,222	$21,477	$14,079	$162,855	$(76,540)	$86,315

Total assets	$592,023	$383,018	$—	$550,069	$270,216	$196,132	$1,991,458	$39,135	$2,030,593

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

For the Year Ended and As of December 31, 2000

	Mid-Atlantic	Midwest	Northeast	Southwest	Northern California	Southern California	Total segments	Corporate not allocable to segments	Consolidated total
	(in thousands)
Revenues:
Rental income	$75,534	$80,445	$29,037	$80,089	$36,737	$25,974	$327,816	$—	$327,816
Management and other fees, net	447	43	517	2,590	208	229	4,034	521	4,555

Total revenues	75,981	80,488	29,554	82,679	36,945	26,203	331,850	521	332,371

Expenses:
Property operating and maintenance	17,943	15,769	5,919	22,178	10,056	4,022	75,887	—	75,887
Real estate taxes	5,351	13,295	2,204	11,639	3,008	2,212	37,709	—	37,709
General & administrative and personnel costs, net	510	311	544	408	95	690	2,558	7,232	9,790
Interest expense	—	—	—	—	—	—	—	71,208	71,208
Amortization of deferred financing costs	—	—	—	—	—	—	—	1,519	1,519
Depreciation and amortization	14,284	11,640	5,922	18,182	5,238	6,142	61,408	71	61,479

Total expenses	38,088	41,015	14,589	52,407	18,397	13,066	177,562	80,030	257,592

Merger termination fee, net	—	—	—	—	—	—	—	4,091	4,091

Loss on investment in securities	—	—	—	—	—	—	—	(1,000)	(1,000)

Income from continuing operations before minority interests and equity in income	37,893	39,473	14,965	30,272	18,548	13,137	154,288	(76,418)	77,870

Minority interests	—	—	—	—	—	—	—	(15,510)	(15,510)
Equity in income of joint ventures and unconsolidated subsidiaries	252	429	(469)	4,189	999	638	6,038	(2,195)	3,843

Income from continuing operations	$38,145	$39,902	$14,496	$34,461	$19,547	$13,775	$160,326	$(94,123)	$66,203

Total assets	$457,762	$413,338	$214,258	$516,723	$267,173	$206,172	$2,075,426	$42,449	$2,117,875

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(21) Selected Quarterly Financial Data (Unaudited)

The following schedule is a summary of the quarterly results of operations for the years ended December 31, 2002, 2001 and 2000:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(amounts in thousands, except per share data)
Year ended December 31, 2002
Revenue	$84,793	$90,037	$89,013	$90,665	$354,508
Income from continuing operations	$17,602	$16,569	$16,970	$15,841	$66,982
Net income	$18,220	$17,341	$22,894	$15,826	$74,281
Net income per common share-basic	$0.43	$0.40	$0.53	$0.35	$1.72
Net income per common share-diluted	$0.43	$0.39	$0.53	$0.35	$1.71

Year ended December 31, 2001
Revenue	$86,363	$83,625	$85,310	$81,314	$336,612
Income from continuing operations	$23,559	$26,911	$17,465	$18,380	$86,315
Net income	$29,323	$36,472	$17,848	$18,823	$102,466
Net income per common share-basic	$0.75	$0.94	$0.43	$0.45	$2.57
Net income per common share-diluted	$0.72	$0.90	$0.43	$0.45	$2.51

Year ended December 31, 2000
Revenue	$78,995	$83,286	$82,396	$87,694	$332,371
Income from continuing operations	$14,948	$15,784	$19,443	$16,028	$66,203
Net income	$16,947	$17,835	$18,258	$16,545	$69,585
Net income per common share-basic	$0.42	$0.44	$0.45	$0.40	$1.72
Net income per common share-diluted	$0.42	$0.44	$0.45	$0.40	$1.71

(22) Income Taxes

We have elected to be taxed as a REIT under sections 856 through 860 of the Internal Revenue Code of 1986, commencing with our taxable year ended December 31, 1996. To qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we currently distribute at least 90% of our adjusted taxable income to our shareholders. It is our current intention to adhere to these requirements and maintain our REIT status. As a REIT, we generally will not be subject to corporate level federal income tax on taxable income we distribute currently to our shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and to federal income and excise taxes on our undistributed taxable income. In addition, taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to federal, state and local income taxes.

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

Reconciliation between GAAP Net Income and Taxable Income

The following is a reconciliation of GAAP net income to taxable income for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000
	(in thousands)
GAAP net income	$74,281	$102,466	$69,585

GAAP loss (net income) of taxable subsidiaries included above	(651)	339	(1,017)

GAAP net income from REIT operations	73,630	102,805	68,568

GAAP to tax adjustments:(1)
Depreciation and amortization	14,495	5,551	7,093
Gains and losses from capital transactions(2)	(296)	(17,645)	842
Straight-line rent adjustment, net of rents received in advance	(7,177)	(8,231)	(8,595)
Capitalized operating expenses and interest cost related to development projects	(3,017)	(4,955)	(2,392)
Interest income	481	1,439	3,992
Compensation expense	(4,542)	(3,199)	565
Other differences, net	3,502	(467)	(407)

Total GAAP to tax adjustments	3,446	(27,507)	1,098

Adjusted taxable income subject to distribution requirement(3)	$77,076	$75,298	$69,666

(1)	All adjustments to GAAP net income from REIT operations are net of amounts attributable to minority interest.
(2)	Represents the GAAP to tax difference for gains and losses including tax-deferred gain on transactions qualifying under Section 1031 of the Internal Revenue Code.
(3)	The distribution requirement was 90% in 2002 and 2001 and 95% in 2000, respectively.

Characterization of Distributions

The classification of distributions presented below is determined out of our earnings and profits as defined by Section 316 of the Internal Revenue Code, which differs from federal taxable income.

The following table characterizes distributions paid per common share for the years ended December 31, 2002, 2001, and 2000:

	2002		2001		2000
	(in thousands)
Ordinary income	$1.788	80.73%	$1.801	86.14%	$1.629	85.97%
Return of capital	$0.427	19.27%	$0.185	8.90%	$0.174	9.18%
Capital gains	$0.00	0.00%	$0.104	4.96%	$0.092	4.58%

	$2.215		$2.090		$1.895

(23) Subsequent Events

At December 31, 2002, the operating partnership held a 98% non-voting interest in Prentiss Properties Resources, which we accounted for using the equity method of accounting. Effective January 1, 2003, we acquired from Ampulla, LLC, a single member limited liability company owned by Michael V. Prentiss, Chairman of the Board of Prentiss Properties Trust, the remaining outstanding interest in Prentiss Properties Resources, for gross consideration of approximately $67,000. As a result of this transaction, effective January 1, 2003 the accounts of Prentiss Properties Resources are consolidated with and into the accounts of our operating partnership.

On January 31, 2003, using proceeds from our revolving credit facility, we acquired a 339,471 net rentable square foot office building in Dallas, Texas for gross consideration of $28.0 million. At acquisition, the building was 68% leased.

Report of Independent Accountants on

Financial Statement Schedule

To the Board of Trustees and Shareholders

of Prentiss Properties Trust:

Our audits of the consolidated financial statements referred to in our report dated February 12, 2003, appearing on page F-2 of this Annual Report to shareholders of Prentiss Properties Trust on Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

Dallas, Texas

February 12, 2003

Schedule III

PRENTISS PROPERTIES TRUST

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2002

(dollars in thousands)

Property name	Market	Encumbrances	Initial cost		Costs capitalized subsequent to acquisition	Gross amount carried at close of period			Accumulated depreciation	Year of construction		Date acquired	Depreciable lives (years)
			Land	Buildings and improvements		Land and improvements	Building and improvements	Total
Operating Properties
Cumberland Office Park	Atlanta	$14,200	$10,550	$28,773	$4,924	$10,550	$33,697	$44,247	$8,480	1972-1999	(1)	01/16/1991	(3)
Barton Skyway I-IV	Austin		13,639	89,980	189	13,639	90,169	103,808	4,451	1999-2001		(2)	(3)
Cielo Center	Austin		7,083	40,334	216	7,083	40,550	47,633	2,295	1984		09/21/2000	(3)
Spyglass Point	Austin		1,612	6,465	1	1,612	6,466	8,078	555	1998-1999		(2)	(3)
Chicago Industrial	Chicago	11,630	2,871	17,615	627	2,871	18,242	21,113	3,403	1987-1999		Various	(3)
123 North Wacker Drive	Chicago		13,163	74,599	6,271	13,163	80,870	94,033	5,417	1986		11/18/1999	(3)
1717 Deerfield Road	Chicago	14,200	3,237	18,481	105	3,237	18,586	21,823	2,799	1985		12/11/1996	(3)
1800 Sherman Avenue	Chicago		2,278	13,099	61	2,278	13,160	15,438	1,455	1986		08/05/1998	(3)
701 Warrenville Road	Chicago		1,564	8,863	6	1,564	8,869	10,433	980	1988		08/10/1998	(3)
Bannockburn Centre	Chicago	26,406	7,927	23,835	—	7,927	23,835	31,762	1,988	1999		(2)	(3)
Corporetum Office Campus	Chicago	24,990	7,607	43,104	681	7,607	43,785	51,392	6,163	1984-1987		05/06/1997	(3)
O'Hare Plaza II	Chicago	11,400	3,854	22,017	407	3,854	22,424	26,278	3,382	1986		12/13/1996	(3)
One O'Hare Centre	Chicago	40,316	10,160	57,514	538	10,160	58,052	68,212	6,282	1984		08/27/1998	(3)
Salton	Chicago		2,180	5,351	—	2,180	5,351	7,531	246	2000-2001		(2)	(3)
Bachman East	Dallas/Fort Worth		1,305	8,773	51	1,305	8,824	10,129	1,427	1986		08/20/1996	(3)
Bachman West	Dallas/Fort Worth	2,819	828	4,688	80	828	4,768	5,596	687	1986		06/04/1997	(3)
Burnett Plaza	Dallas/Fort Worth	72,100	3,600	87,523	531	3,600	88,054	91,654	1,864	1983		03/07/2002	(3)
Cottonwood Office Center	Dallas/Fort Worth	8,348	1,735	9,865	—	1,735	9,865	11,600	1,506	1986		10/24/1996	(3)
IBM Call Center	Dallas/Fort Worth	13,390	1,418	6,063	3	1,418	6,066	7,484	641	1998		(2)	(3)
Lakeview Center	Dallas/Fort Worth		753	5,020	13	753	5,033	5,786	420	1999		(2)	(3)
Millennium Center	Dallas/Fort Worth		989	6,392	614	989	7,006	7,995	571	1999		(2)	(3)
Park West C2	Dallas/Fort Worth	33,982	8,360	29,640	6,238	9,696	34,542	44,238	6,156	1989		09/05/1995	(3)
Park West E1	Dallas/Fort Worth	12,100	2,857	16,499	—	2,857	16,499	19,356	2,554	1982		10/23/1996	(3)
Park West E2	Dallas/Fort Worth	7,900	2,079	11,863	—	2,079	11,863	13,942	1,836	1985		10/23/1996	(3)
Walnut Glen Tower	Dallas/Fort Worth	33,979	4,300	32,669	3,496	5,612	34,853	40,465	10,311	1985		01/01/1994	(3)
WestPoint Office Building	Dallas/Fort Worth	12,610	2,844	12,165	37	2,844	12,202	15,046	1,319	1998		(2)	(3)
Carrara Place	Denver		4,687	26,561	39	4,687	26,600	31,287	3,271	1982		01/30/1998	(3)
Highland Court	Denver	4,613	1,588	9,010	54	1,588	9,064	10,652	1,146	1986		12/12/1997	(3)
Orchard Place I&II	Denver		1,531	8,653	42	1,531	8,695	10,226	751	1980		07/20/1999	(3)
PacifiCare Building	Denver	12,060	3,045	17,392	325	3,045	17,717	20,762	2,671	1983		12/20/1996	(3)
Panorama Point	Denver		1,241	7,043	62	1,241	7,105	8,346	888	1983		12/30/1997	(3)
International Energy Center	Houston		854	4,871	152	854	5,023	5,877	608	1982		06/12/1998	(3)
One Westchase Center	Houston	23,520	7,864	44,564	557	7,864	45,121	52,985	5,154	1982		06/12/1998	(3)
Westheimer Central Plaza	Houston	5,633	2,266	12,845	142	2,266	12,987	15,253	1,506	1982		06/12/1998	(3)
Los Angeles Industrial	Los Angeles	31,300	6,429	36,431	1,141	6,429	37,572	44,001	7,710	1973-1992		Various	(3)
12601 Fair Lakes Circle	Metro. Wash., DC		6,600	43,478	—	6,600	43,478	50,078	146	1995		11/18/2002	(3)
13825 Sunrise Valley Drive	Metro. Wash., DC	8,052	2,099	11,983	133	2,099	12,116	14,215	1,849	1989		12/31/1996	(3)
2411 Dulles Corner Road	Metro. Wash., DC	16,700	3,973	22,682	180	3,973	22,862	26,835	3,392	1990		12/31/1996	(3)
3130 Fairview Park Drive	Metro. Wash., DC	22,562	3,141	21,314	—	3,141	21,314	24,455	2,043	1997-1999		(2)	(3)
3141 Fairview Park Drive	Metro. Wash., DC	12,800	4,000	15,980	480	4,007	16,453	20,460	3,040	1988		02/22/1996	(3)
4401 Fair Lakes Court	Metro. Wash., DC	3,200	933	5,232	211	933	5,443	6,376	821	1988		01/14/1997	(3)
6600 Rockledge Drive	Metro. Wash., DC			22,428	44		22,472	22,472	2,170	1981		06/30/1998	(3)
7101 Wisconsin Avenue	Metro. Wash., DC	20,658	5,170	29,298	1,751	5,170	31,049	36,219	4,113	1975		12/30/1997	(3)
8521 Leesburg Pike	Metro. Wash., DC	15,275	2,130	5,955	5,331	2,259	11,157	13,416	2,736	1984		08/17/1994	(3)
Calverton Office Park	Metro. Wash., DC		2,885	25,965	1,045	2,885	27,010	29,895	3,723	1981-1987		08/27/1997	(3)
Campus Point	Metro. Wash., DC		5,730	24,469	200	5,730	24,669	30,399	1,076	1985		04/01/2001	(3)
Fairmont Building	Metro. Wash., DC		3,750	17,656	333	3,750	17,989	21,739	1,444	1964,1997		11/04/1999	(3)
Greenwood Center	Metro. Wash., DC		3,092	21,818	110	3,092	21,928	25,020	956	1985		04/01/2001	(3)

Property name	Market	Encumbrances	Initial cost		Costs capitalized subsequent to acquisition	Gross amount carried at close of period			Accumulated depreciation	Year of construction		Date acquired	Depreciable lives (years)
			Land	Buildings and improvements		Land and improvements	Building and improvements	Total
Oakwood Center	Metro. Wash., DC		2,660	12,224	241	2,660	12,465	15,125	537	1982		04/01/2001	(3)
Park West at Dulles	Metro. Wash., DC		3,000	15,221	1,013	3,000	16,234	19,234	425	1997		07/02/2001	(3)
Plaza 1900	Metro. Wash., DC		6,274	31,323	263	6,274	31,586	37,860	1,377	1989		04/01/2001	(3)
Research Office Center I-III	Metro. Wash., DC	44,461	9,124	47,761	81	9,106	47,860	56,966	5,387	1986-1990, 2000	(1)	09/09/1997	(3)
Willow Oaks I&II	Metro. Wash., DC	42,898	10,857	61,485	27	10,857	61,512	72,369	6,746	1986-1989		08/18/1998	(3)
Lake Merritt Tower I	Oakland		6,504	36,853	115	6,504	36,968	43,472	2,166	1990		08/31/2000	(3)
The Ordway	Oakland	48,472	23,316	54,402	886	23,316	55,288	78,604	6,328	1970		05/21/1998	(3)
World Savings Center	Oakland	28,774	7,714	30,856	993	7,714	31,849	39,563	3,116	1985		07/29/1997	(3)
Natomas Corporate Center	Sacramento	36,524	11,208	63,466	362	11,208	63,828	75,036	9,246	1984-1991		04/02/1997	(3)
Carlsbad Pacific Center I&II	San Diego		4,204	9,811	312	4,204	10,123	14,327	1,302	1986,1989		11/13/1997	(3)
Carlsbad Pacifica	San Diego		1,532	6,129	162	1,532	6,291	7,823	769	1986		02/04/1998	(3)
Del Mar Gateway	San Diego	26,613	5,260	23,419	99	5,260	23,518	28,778	1,318	2000-2001		(2)	(3)
Executive Center Del Mar	San Diego	17,742	3,952	12,063	175	3,952	12,238	16,190	1,325	1998		(2)	(3)
Plaza I&II	San Diego		2,811	11,246	263	2,811	11,509	14,320	1,404	1988-1989		02/04/1998	(3)
San Diego Industrial	San Diego		6,282	25,128	1,014	6,282	26,142	32,424	4,203	1985-1988		Various	(3)
The Campus	San Diego		1,195	4,779	174	1,195	4,953	6,148	604	1988		02/04/1998	(3)
One Northwestern Plaza	Sub. Detroit	17,800		27,448	301		27,749	27,749	4,073	1989		10/23/1996	(3)

Total Operating Properties		780,027	297,694	1,590,432	43,902	300,460	1,631,568	1,932,028	178,728

Construction in Progress
Willow Oaks III	Metro. Wash., DC		3,603	26,698		3,603	26,698	30,301	12	2001			(3)
Carlsbad Pacific Center III	San Diego		2,067	4,802		2,067	4,802	6,869	52	2001			(3)

Total Construction in Progress		—	5,670	31,500		5,670	31,500	37,170	64

Land Held for Future Development			56,382	8,775		56,382	8,775	65,157

Total Real Estate		$780,027	$359,746	$1,630,707	$43,902	$362,512	$1,671,843	$2,034,355	$178,792

(1)	A portion of the real estate project was developed by the company.
(2)	The real estate project was developed by the company.
(3)	Buildings & improvements—25 to 40 years.
(4)	Construction in progress, as presented above, includes the land and building cost. It does not include tenant concessions or leasing commission capitalized to the project.
(5)	The aggregate cost for federal income tax purposes was approximately $1,907,837.

Operating Real Estate and Accumulated Depreciation

A summary of activity for operating real estate and accumulated depreciation for the years ended December 31, 2002, 2001 and 2000 is as follows:

	2002	2001	2000
	(in thousands)
Operating real estate:
Balance at beginning of the period	$1,807,039	$1,869,694	$1,780,386
Beginning construction in progress moved to operating real estate during the period	29,084	78,389	68,378
Additions to and improvement of real estate	150,554	143,008	116,453
Cost of operating real estate sold	(54,649)	(284,052)	(95,523)

Balance at end of the period	$1,932,028	$1,807,039	$1,869,694

Accumulated depreciation:
Balance at beginning of the period	$146,349	$126,630	$91,461
Depreciation expense	42,229	39,250	41,032
Accumulated depreciation of real estate sold or retired	(9,786)	(19,531)	(5,863)

Balance at end of the period	$178,792	$146,349	$126,630

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRENTISS PROPERTIES TRUST

By:	/s/ Thomas P. Simon
Thomas P. Simon Senior Vice President and Chief Accounting Officer

Date:	March 25, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature

March 25, 2003	/s/ Michael V. Prentiss Michael V. Prentiss Chairman of the Board and Trustee

March 25, 2003	/s/ Thomas F. August Thomas F. August President and Chief Executive Officer Trustee

March 25, 2003	/s/ Michael A. Ernst Michael A. Ernst Executive Vice President and Chief Financial Officer

March 25, 2003	/s/ Thomas P. Simon Thomas P. Simon Senior Vice President and Chief Accounting Officer

March 25, 2003	/s/ Thomas J. Hynes, Jr. Thomas J. Hynes, Jr. Trustee

March 25, 2003	/s/ Barry J.C. Parker Barry J.C. Parker Trustee

March 25, 2003	/s/ Dr. Leonard M. Riggs, Jr. Dr. Leonard M. Riggs, Jr. Trustee

March 25, 2002	/s/ Ronald G. Steinhart Ronald G. Steinhart Trustee

March 25, 2003	/s/ Lawrence A. Wilson Lawrence A. Wilson Trustee

CERTIFICATIONS

I, Thomas F. August, certify that:

1. I have reviewed this annual report on Form 10-K of Prentiss Properties Trust;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

Thomas F. August
Thomas F. August Chief Executive Officer

I, Michael A. Ernst, certify that:

1. I have reviewed this annual report on Form 10-K of Prentiss Properties Trust;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

Michael A. Ernst
Michael A. Ernst Chief Financial Officer