Form 10-Q
period 2003-03-31
PRENTISS PROPERTIES TRUST/MD
filed 2003-05-15
CIK 1011699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-14516

PRENTISS PROPERTIES TRUST

(Exact Name of Registrant as Specified in its Charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	75-2661588 (I.R.S. Employer Identification No.)

3890 West Northwest Highway, Suite 400, Dallas, Texas 75220

(Address of Principal Executive Offices)

(214) 654-0886

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes     X          No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes     X          No

The number of Common Shares of Beneficial Interest, $0.01 par value, outstanding as of May 12, 2003, was 39,112,833 and the number of outstanding Participating Cumulative Redeemable Preferred Shares of Beneficial Interest, Series D, was 3,773,585.

PRENTISS PROPERTIES TRUST

FORWARD-LOOKING STATEMENTS

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

If one or more of these risks or uncertainties materialize, or if any underlying assumption proves incorrect, actual results may vary materially from those anticipated, expected or projected. Such forward-looking statements reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. A detailed discussion of risks is included, under the caption “Risk Factors,” in our Form 10-K, filed on March 28, 2003. You are cautioned not to place undue reliance on our forward-looking statements, which speak only as of the date of this Form 10-Q or the date of any document incorporated by reference into this Form 10-Q. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

(this page intentionally left blank)

PRENTISS PROPERTIES TRUST

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

ASSETS	March 31, 2003	December 31, 2002
Operating real estate:	(unaudited)
Land	$312,130	$300,460
Buildings and improvements	1,684,276	1,631,568
Less: accumulated depreciation	(189,539)	(178,792)

	1,806,867	1,753,236

Construction in progress	—	41,352
Land held for development	64,179	65,377
Deferred charges and other assets, net	174,613	169,373
Notes receivable	13,354	13,354
Accounts receivable, net	41,414	39,024
Cash and cash equivalents	9,500	5,080
Escrowed cash	12,510	10,483
Investments in securities	4,379	3,927
Investments in joint ventures and unconsolidated subsidiaries	14,671	21,083

Total assets	$2,141,487	$2,122,289

LIABILITIES AND SHAREHOLDERS’ EQUITY
Mortgages and notes payable	$1,056,449	$1,011,027
Interest rate hedges	15,902	16,776
Accounts payable and other liabilities	70,090	79,626
Other payables (affiliates)	—	7,355
Distributions payable	27,008	26,947

Total liabilities	1,169,449	1,141,731

Minority interest in operating partnership	133,191	133,649

Minority interest in real estate partnerships	1,593	2,676

Commitments and contingencies

Preferred shares $.01 par value, 20,000,000 shares authorized, 3,773,585 shares issued and outstanding	100,000	100,000
Common shares $.01 par value, 100,000,000 shares authorized, 44,078,528 and 43,965,756 (includes 4,984,401 in treasury) shares issued and outstanding at March 31, 2003 and December 31, 2002	441	439
Additional paid-in capital	885,761	882,897
Common shares in treasury at cost, 4,984,401 shares at March 31, 2003 and December 31, 2002	(118,476)	(118,476)
Unearned compensation	(3,475)	(1,479)
Accumulated other comprehensive income	(15,122)	(15,768)
Distributions in excess of earnings	(11,875)	(3,380)

Total shareholders’ equity	837,254	844,233

Total liabilities and shareholders’ equity	$2,141,487	$2,122,289

The accompanying notes are an integral part of these consolidated financial statements.

PRENTISS PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2003	2002
Revenues:
Rental income	$86,841	$83,300
Service business and other income	4,355	1,493

	91,196	84,793

Expenses:
Property operating and maintenance	22,678	19,786
Real estate taxes	10,277	10,293
General and administrative and personnel costs	2,396	2,753
Operating expenses of service business	2,219	—
Interest expense	17,068	16,136
Amortization of deferred financing costs	509	402
Depreciation and amortization	19,626	16,090

	74,773	65,460

Income from continuing operations before minority interests and equity in income of joint ventures and unconsolidated subsidiaries	16,423	19,333

Minority interests	(2,671)	(2,863)
Equity in income of joint ventures and unconsolidated subsidiaries	626	1,132

Income from continuing operations	14,378	17,602

Discontinued operations:
Income from discontinued operations	—	644
Minority interests related to discontinued operations	—	(26)

	—	618

Income before gain on sale of properties	14,378	18,220

Gain on sale of properties	1,132	—

Net income	15,510	18,220
Preferred dividends	(2,113)	(2,019)

Net income applicable to common shareholders	$13,397	$16,201

Basic earnings per common share:
Income from continuing operations applicable to common shareholders	$0.34	$0.42
Discontinued operations	—	0.01

Net income applicable to common shareholders – basic	$0.34	$0.43

Weighted average number of common shares outstanding – basic	38,949	37,325

Diluted earnings per common share:
Income from continuing operations applicable to common shareholders	$0.34	$0.42
Discontinued operations	—	0.01

Net income applicable to common shareholders – diluted	$0.34	$0.43

Weighted average number of common shares and common share equivalents outstanding – diluted	39,060	37,588

The accompanying notes are an integral part of these consolidated financial statements.

PRENTISS PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2003	2002
Net income	$15,510	$18,220

Unrealized gains and losses on securities:
Unrealized (losses)/gains arising during the period	(298)	239
Unrealized gains on interest rate hedges:
Unrealized gains arising during the period	800	2,436
Reclassification adjustment for losses included in earnings	143	146

Other comprehensive income	645	2,821

Comprehensive income	$16,155	$21,041

The accompanying notes are an integral part of these consolidated financial statements.

PRENTISS PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2003	2002
Cash Flows from Operating Activities:
Net income	$15,510	$18,220

Adjustments to reconcile net income to net cash provided by operating activities:
Minority interests	2,671	2,889
Gain on sale of properties	(1,132)	—
Provision for doubtful accounts	670	1,098
Depreciation and amortization	19,626	16,645
Amortization of deferred financing costs	509	402
Earnings in excess of distributions from joint ventures and unconsolidated subsidiaries	—	(157)
Non-cash compensation	474	160
Reclassification of accumulated other comprehensive income	143	146
Gain on derivative financial instrument	(73)	—
Changes in assets and liabilities:
Deferred charges and other assets	(1,939)	(936)
Accounts receivable	(1,027)	733
Escrowed cash	(2,027)	6,123
Other payables/receivables (affiliates)	—	28
Accounts payable and other liabilities	(15,778)	(17,385)

Net cash provided by operating activities	17,627	27,966

Cash Flows from Investing Activities:
Development/redevelopment of real estate	(2,561)	(9,660)
Purchase of real estate	(27,768)	(58,978)
Purchase of mortgage loan	—	(47,000)
Capital expenditures for in-service properties	(4,300)	(4,449)
Distributions in excess of earnings of joint ventures and unconsolidated subsidiaries	49	—
Purchase of interest in Prentiss Properties Resources	(67)	—
Cash from consolidation of Prentiss Properties Resources	461	—
Investment in securities	(327)	(670)
Proceeds from the sale of real estate	2,386	—

Net cash used in investing activities	(32,127)	(120,757)

Cash Flows from Financing Activities:
Net proceeds from sale of common shares	262	20,833
Redemption of preferred units	—	(50,535)
Capital contribution from consolidated joint ventures	176	1,308
Distributions paid to limited partners	(841)	(815)
Distributions paid to common shareholders	(21,828)	(19,802)
Distributions paid to preferred shareholders	(2,113)	(2,019)
Distributions paid to preferred unitholders	(2,158)	(3,366)
Proceeds from mortgages and notes payable	100,185	238,000
Repayments of mortgages and notes payable	(54,763)	(89,563)

Net cash provided by financing activities	18,920	94,041

Net change in cash and cash equivalents	4,420	1,250
Cash and cash equivalents, beginning of period	5,080	5,845

Cash and cash equivalents, end of period	$9,500	$7,095

Supplemental Cash Flow Information:
Cash paid for interest	$17,185	$16,865

The accompanying notes are an integral part of these consolidated financial statements.

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

1.     The Organization

Organization

We are a self-administered and self-managed Maryland REIT that acquires, owns, manages, leases, develops and builds primarily office properties throughout the United States. We are self-administered in that we provide our own administrative services, such as accounting, tax and legal, through our own employees. We are self-managed in that we provide all the management and maintenance services that our properties require through our own employees, such as, property managers, leasing professionals and engineers. We operate principally through our operating partnership, Prentiss Properties Acquisition Partners, L.P., and its subsidiaries, and a management company, Prentiss Properties Resources and its subsidiaries. The ownership of the operating partnership was as follows at March 31, 2003:

(units in thousands)	Common Units	%	Series D Convertible Preferred Units	%	Series B Preferred Units	%	Series E Preferred Units	%
Prentiss Properties Trust	39,094	96.32%	3,774	100.00%	—	0.00%	—	0.00%
Third parties	1,495	3.68%	—	0.00%	1,900	100.00%	200	100.00%

Total	40,589	100.00%	3,774	100.00%	1,900	100.00%	200	100.00%

As of March 31, 2003, we owned interests in a diversified portfolio of 138 primarily suburban Class A office and suburban industrial properties as follows:

	Number of Buildings	Net Rentable Square Feet
		(in thousands)
Office properties	107	15,672
Industrial properties	31	2,294

Total	138	17,966

As of March 31, 2003, our properties, were 90% leased to approximately 1,000 tenants. In addition to managing properties that we own, we manage approximately 13.1 million net rentable square feet in office, industrial and other properties for third parties.

We have determined that our reportable segments are those that are based on our method of internal reporting, which disaggregates our business by geographic region. As of March 31, 2003, our reportable segments include our five regions (1) Mid-Atlantic; (2) Midwest; (3) Southwest; (4) Northern California; and (5) Southern California.

Our properties are located in 12 markets, which are included in our reportable segments as follows:

Reportable Segment	Market
Mid-Atlantic	Metropolitan Washington DC, Atlanta
Midwest	Chicago, Suburban Detroit
Southwest	Dallas/Fort Worth, Austin, Denver, Houston
Northern California	Oakland, Sacramento
Southern California	San Diego, Los Angeles

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

Transactions

On January 30, 2003, we completed a loan modification with Farm Bureau Life Insurance Company for the purpose of swapping the collateral underlying the loan. The purpose of the modification was to provide us flexibility with respect to hold/sell decisions for the underlying collateral. At the time of the modification, the in-place loan had an outstanding balance of approximately $5.6 million, an interest rate of 8.38% and a maturity of August 1, 2006. Per the modification, we received an additional $1.6 million of cash borrowings resulting in a modified principal balance of $7.2 million. The loan as modified has an annual interest rate of 7.75% and a maturity date of January 1, 2007.

On February 4, 2003, we acquired from an unrelated third party the Park West C3 building, a 339,000 net rentable square foot office property located in the Dallas, Texas area for gross proceeds of approximately $28.0 million. The acquisition was funded with proceeds from our revolving credit facility. The purchase price was allocated $6.0 million to land, $19.4 million to building and improvements and $2.6 million to deferred leasing costs and tenant improvements.

On March 28, 2003, we sold to an unrelated third party a 9.2 acre parcel of land located in the Sacramento, California area. The land which was classified as land held for development on our consolidated balance sheet resulted in net proceeds of approximately $2.4 million, and a gain on sale of $1.1 million. The proceeds from the sale have been placed in an escrow account pending a possible 1031 exchange for tax purposes.

In addition to the real estate transactions described above, during the three months ended March 31, 2003, we transitioned two office properties containing in the aggregate 222,000 net rentable square feet from development into operations. The properties include one office property containing 40,000 net rentable square feet in Carlsbad, California and one office property containing 182,000 net rentable square feet in the Northern Virginia area. The December 31, 2002 carrying amount of these development projects which totaled $41.4 million was reclassified on our consolidated balance sheet to land, building and improvements and deferred leasing costs and tenant improvements in the amounts $5.7 million, $31.5 million and $4.2 million, respectively.

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

As of February 12, 2003, we adopted deferred compensation plans for our executive officers and independent trustees. The Executive Choice Share Deferral Plan for our executives allows our executive officers to elect to defer the receipt of shares issued upon the exercise of options pursuant to our 1996 Share Incentive Plan. In addition, the Executive Choice Share Deferral Plan allows our officers to defer receipt of restricted securities issued pursuant to our 1996 Share Incentive Plan and to defer receipt of our common shares received pursuant to our Key Employee Share Option Plan and Share Purchase Plan. The Executive Choice Deferred Compensation Plan provides a means for our executives to defer receipt of salary and bonus and property received under the Key Employee Share Option Plan, other than our common shares.

We also adopted two deferred compensation plans for our trustees, similar to those adopted for our executives. Under the Executive Choice Share Deferral Plan for Trustees, the independent members of our board of trustees may defer receipt of shares issued upon the exercise of options received under the Amended and Restated Trustees’ Share Incentive Plan. Under the Executive Choice Deferred Compensation Plan for Trustees, our independent trustees may defer other compensation received pursuant to service on our board of trustees.

For each of the deferred compensation plans described above, the executive’s or the trustee’s receipt of shares and other compensation is deferred by placing such shares or other compensation in an account, which is treated as an unfunded deferred compensation obligation of the company, and the employee or trustee does not receive the shares or other compensation until he elects to receive the shares or other compensation at a future date. Each of the plans described above is intended solely as a means of deferring gain that would otherwise be realized by our officers and trustees and is not intended to amend any other plan or program.

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

2.     Basis of Presentation

The accompanying financial statements are unaudited; however, our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results for the three month period ended March 31, 2003 are not necessarily indicative of the results to be obtained for the full fiscal year. These financial statements should be read in conjunction with our audited financial statements, and notes thereto, included in our annual report on Form 10-K for the fiscal year ended December 31, 2002.

3.     Deferred Charges and Other Assets, Net

Deferred charges consisted of the following at March 31, 2003 and December 31, 2002:

	(in thousands)
	March 31, 2003	December 31, 2002
Deferred leasing costs and tenant improvements	$240,082	$228,426
Deferred financing costs	14,506	14,526
Prepaids and other assets	9,572	6,478

	264,160	249,430
Less: accumulated amortization	(89,547)	(80,057)

	$174,613	$169,373

4.     Accounts Receivable, Net

Accounts receivable consisted of the following at March 31, 2003 and December 31, 2002:

	(in thousands)
	March 31, 2003	December 31, 2002
Rents and services	$10,210	$9,191
Accruable rental income	38,293	36,198
Other	1,293	1,347

	49,796	46,736
Less: allowance for doubtful accounts	(8,382)	(7,712)

	$41,414	$39,024

5.     Investments in Joint Ventures and Unconsolidated Subsidiaries

The following information summarizes the financial position at March 31, 2003 and December 31, 2002 and the results of operations for the three month periods ended March 31, 2003 and 2002 for the investments in which we held a non-controlling interest during the period presented:

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

Summary of Financial Position:	Total Assets		Total Debt (5)		Total Equity		Company’s Investment
(in thousands)	Mar. 31, 2003	Dec. 31, 2002	Mar. 31, 2003	Dec. 31, 2002	Mar. 31, 2003	Dec. 31, 2002	Mar. 31, 2003	Dec. 31, 2002
Broadmoor Austin Associates (1)	$107,575	$108,929	$143,168	$144,698	$(36,259)	$(36,436)	$3,939	$3,914
Prentiss Properties Resources (2)	—	12,406	—	—	—	6,463	—	6,299
Tysons International Partners (3)	95,816	94,873	60,455	60,628	33,415	33,161	9,625	9,763
Other Investments (4)	—	—	—	—	—	—	1,107	1,107

							$14,671	$21,083

For the Three Months Ended March 31, 2003 and 2002

Summary of Operations:	Total Revenue		Net Income		Company’s Share of Net Income/(Loss)
(in thousands)	2003	2002	2003	2002	2003	2002
Broadmoor Austin Associates	$5,056	$4,972	$1,128	$1,068	$564	$534
Burnett Plaza Associates (6)	—	4,302	—	960	—	192
PPS Partners LLC (7)	—	35	—	(5)	—	(4)
Prentiss Properties Resources, Inc.	—	3,845	—	376	—	369
Tysons International Partners	3,244	3,252	248	164	62	41

Total					$626	$1,132

(1)	We own a 50% non-controlling interest in Broadmoor Austin Associates, an entity, which owns a seven-building, 1.1 million net rentable square foot office complex in Austin, Texas.
(2)	On March 28, 2001, Prentiss Properties Resources was incorporated under the General Corporation Law of the State of Delaware to serve as a Taxable REIT Subsidiary and provide services to our operating partnership. On March 29, 2001, Prentiss Properties Resources acquired our interest in Prentiss Properties Limited, Inc., valued at $3.9 million, along with certain other assets with a carrying amount of approximately $2.5 million. At December 31, 2002, our operating partnership held a 98% non-voting interest in Prentiss Properties Resources. Effective January 1, 2003, our operating partnership acquired the remaining 2% interest in Prentiss Properties Resources for total consideration of approximately $67.000.
(3)	In April 2001, we acquired from Brandywine Realty Trust a 25% non-controlling interest in Tysons International Partners, an entity, which owns two office properties containing 452,000 net rentable square feet in the Northern Virginia area.
(4)	Represents a 1% investment in certain real estate entities that we account for using the cost method of accounting.
(5)	The mortgage debt, all of which is non-recourse, is collateralized by the individual real estate property or properties within each venture.
(6)	Prior to March 2002, we owned a 20% non-controlling interest in Burnett Plaza Associates, an entity, which owns a 1.0 million net rentable square foot office building in downtown Fort Worth, Texas. On March 7, 2002, we acquired the remaining 80% interest in Burnett Plaza Associates. The summary of operations above includes the results of operations for the periods prior to our acquisition of a controlling interest on March 7, 2002.
(7)	PPS Partners LLC was a joint venture between our operating partnership and a third-party property owner. The third-party property owner contributed property management contracts to PPS Partners LLC. Our operating partnership through a sub-management contract managed the properties and participated in the net income of the joint venture. Effective October 2001, our operating partnership resigned the management duties of the properties.

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

6.     Mortgages and Notes Payable

At March 31, 2003, we had mortgages and notes payable of $1.06 billion, excluding our proportionate share of debt from our investments in joint ventures.

The following table sets forth our mortgages and notes payable as of March 31, 2003 and December 31, 2002:

	(in thousands)
Description	March 31, 2003	December 31, 2002	Amortization	Interest Rate (3)	Maturity
Collateralized term loan	$71,375	$71,563	25 yr	LIBOR + 1.625%	September 30, 2004
Revolving credit facility	201,500	156,000	None	LIBOR + 1.375%	May 23, 2005
Unsecured term loan	75,000	75,000	None	LIBOR + 1.375%	March 16, 2006
PPREFI portfolio loan	180,100	180,100	None	7.58%	February 26, 2007
Mortgage notes payable	528,474	528,364	(1)	(2)	(2)

	$1,056,449	$1,011,027

(1)	Excluding the $72.1 million financing of our Burnett Plaza property, which requires interest only payments until maturity, our mortgage notes have debt service requirements based on amortization terms ranging from 18 to 30 years.
(2)	Excluding the Burnett Plaza financing, which has an interest rate equal to LIBOR plus 215 basis points, the interest rates range from 6.63% to 8.63% with a weighted average interest rate of 7.39% at March 31, 2003. Maturity dates range from December 2003 through June 2013 with a weighted average maturity of 6.1 years from March 31, 2003.
(3)	30-day LIBOR was 1.30% at March 31, 2003.

Our mortgages and notes payable at March 31, 2003 consisted of $636.5 million of fixed rate, non-recourse, long-term mortgages and $420.0 million of floating rate debt, $250.0 million of which was hedged at March 31, 2003 with variable to fixed rate hedges.

Future scheduled principal repayments of our outstanding mortgages and notes payable are as follows:

(in thousands)
2003	$7,659
2004	99,436
2005	312,180
2006	84,952
2007	192,423
Thereafter	359,799

$1,056,449

7.     Interest Rate Hedges

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

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

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

Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified to earnings. This reclassification is consistent with when the hedged items are recognized in earnings. Within the next twelve months, we expect to reclassify to earnings approximately $8.1 million of the current balance held in accumulated other comprehensive income.

The following table summarizes the notional values and fair values of our derivative financial instruments at March 31, 2003. The notional value provides an indication of the extent of our involvement in these instruments as of the balance sheet date, but does not represent exposure to credit, interest rate or market risks.

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

Notional Amount	Swap Rate Paid (Fixed)	Effective Fixed Rate	Swap Rate Received (Variable) at March 31, 2003	Swap Maturity	Fair Value
					(in thousands)
$ 50 million	1.990%	3.365%	1.30%	August 2003	$(136)
$ 50 million	6.253%	7.628%	1.30%	September 2004	(3,642)
$ 60 million	6.248%	7.623%	1.30%	September 2004	(4,366)
$ 15 million	4.345%	6.495%	1.30%	July 2005	(852)
$ 25 million	4.345%	6.495%	1.30%	July 2005	(1,419)
$ 20 million	5.985%	7.610%	1.30%	March 2006	(2,193)
$ 30 million	5.990%	7.615%	1.30%	March 2006	(3,294)

Total					$(15,902)

Cash payments made under our interest rate hedges exceeded cash receipts from our interest rate hedges by $2.3 million and $2.1 million for the three months ended March 31, 2003 and 2002, respectively.

8.     Accounts Payable and Other Liabilities

Accounts payable and other liabilities consisted of the following at March 31, 2003 and December 31, 2002:

	(in thousands)
	March 31, 2003	December 31, 2002
Accrued interest expense	$5,386	$5,400
Accrued real estate taxes	19,844	28,494
Advance rents and deposits	19,174	19,598
Deferred compensation payable	3,956	3,927
Other liabilities	21,730	22,207

	$70,090	$79,626

9.     Distributions

On March 12, 2003, we declared a cash distribution for the first quarter of 2003 in the amount of $0.56 per share, payable on April 11, 2003 to common shareholders of record on March 31, 2003. Additionally, we determined that a distribution of $0.56 per common unit would be made to the partners of the operating partnership and the holders of our Series D Convertible Preferred Shares. The distributions totaled $24.8 million and were paid April 11, 2003. In addition, quarterly distributions totaling $2.2 million in the aggregate were declared in March 2003, payable to the holders of our Series B Perpetual Preferred Units and our Series E Preferred Units. The distributions, which equate to an annualized 8.3% of the face amount of the Series B Perpetual Preferred Units and an annualized 7.5% of the face amount of the Series E Preferred Units, were paid on April 3, 2003 and April 15, 2003, respectively.

10.     Supplemental Disclosure of Non-Cash Activities

During the three months ended March 31, 2003, we declared cash distributions totaling $24.8 million payable to holders of common shares, operating partnership units and Series D Convertible Preferred Shares. The distributions were paid April 11, 2003. In addition, distributions totaling $2.2 million were declared in March 2003, payable to holders of our Series B Perpetual Preferred Units and Series E Preferred Units. The distributions were paid on April 3, 2003 and April 15, 2003 to our holders of our Series B Perpetual Preferred Units and our Series E Preferred Units, respectively.

Pursuant to our long-term incentive plan, during the three months ended March 31, 2003, we issued 93,250 restricted common shares to various key employees. The shares, which had a market value of approximately $2.4 million based upon the per share price on the date of grant, were classified as unearned compensation and recorded in the shareholders’ equity section of the consolidated balance sheet. The unearned compensation is amortized quarterly as compensation expense over the three-year vesting period.

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

During the three months ended March 31, 2003, 5,693 common shares were issued pursuant to the conversion of 5,693 common units of our operating partnership. The common shares had a market value of approximately $159,000 on the conversion date. We marked-to-market our investments in securities and our interest rate hedges. We recorded an unrealized loss of $298,000 and an unrealized gain of $800,000 on our investments in securities and interest rate hedges, respectively.

On January 1, 2003, in connection with the acquisition of the remaining interest in Prentiss Properties Resources, the following assets and liabilities were consolidated into the accounts of the operating partnership.

(in thousands)	Dr./(Cr.)
Deferred charges and other assets, net	$933
Investment in securities	$423
Accounts receivable, net	$2,033
Investments in joint ventures and unconsolidated subsidiaries	$(5,905)
Accounts payable and other liabilities	$(6,097)
Other payables affiliates	$7,355
Minority interest in real estate partnership	$1,258

Additionally, in connection with the acquisition of the Park West C3 building, we assumed liabilities of approximately $145,000.

11.     Segment Information

For the Three Months Ended March 31, 2003

(in thousands)

	Mid-Atlantic	Midwest	Southwest	Northern California	Southern California	Total Segments	Corporate Not Allocable To Segments	Consolidated Total
Revenues	$24,507	$14,601	$30,225	$12,322	$7,942	$89,597	$1,599	$91,196

Income from continuing operations	$11,318	$4,179	$9,835	$5,577	$3,478	$34,387	$(20,009)	$14,378

Assets	$613,112	$380,857	$662,259	$268,216	$179,101	$2,103,545	$37,942	$2,141,487

For the Three Months Ended March 31, 2002
(in thousands)

	Mid-Atlantic	Midwest	Southwest	Northern California	Southern California	Total Segments	Corporate Not Allocable To Segments	Consolidated Total
Revenues	$22,827	$15,297	$27,060	$11,332	$7,369	$83,885	$908	$84,793

Income from continuing operations	$11,274	$6,712	$11,301	$5,123	$3,380	$37,790	$(20,188)	$17,602

Assets	$590,318	$384,554	$647,448	$267,473	$206,320	$2,096,113	$35,911	$2,132,024

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

12.     Earnings per Share

We calculate earnings per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” which requires a dual presentation of basic and diluted earnings per share on the face of the income statement. Additionally, the statement requires a reconciliation of the numerator and denominator used in computing basic and diluted earnings per share. The table below presents a reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share for the three months ended March 31, 2003 and 2002:

(in thousands, except per share data)	Three Months Ended March 31,
Reconciliation of the numerator used for basic earnings per share	2003	2002
Income from continuing operations	$14,378	$17,602
Preferred dividends	(2,113)	(2,019)
Gain on sale of properties	1,132	—

Income from continuing operations applicable to common shareholders	$13,397	$15,583

Discontinued operations	—	618
Extraordinary items	—	—

Net income applicable to common shareholders	$13,397	$16,201

Reconciliation of the denominator used for basic earnings per share
Weighted average common shares outstanding	38,949	37,325

Basic earnings per share	$0.34	$0.43

Reconciliation of the numerator used for dilutive earnings per share
Income from continuing operations	$14,378	$17,602
Preferred dividends	(2,113)	(2,019)
Gain on sale of properties	1,132	—

Income from continuing operations applicable to common shareholders	$13,397	$15,583

Discontinued operations	—	618
Extraordinary items	—	—

	$13,397	$16,201

Reconciliation of the denominator used for dilutive earnings per share
Weighted average common shares outstanding	38,949	37,325
Preferred shares (1)	—	—
Options	111	263

Weighted average common shares and common share equivalents outstanding	39,060	37,588

Diluted earnings per share	$0.34	$0.43

(1)	Preferred shares for the three months ended March 31, 2003 and 2002 are excluded from the denominator in calculating dilutive earnings per share as such shares were anti-dilutive for the periods; therefore, the numerator used in the calculation of dilutive earnings per share is income applicable to common shareholders for the three months ended March 31, 2003 and 2002.

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

13.       Share-Based Compensation

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” The statement amends Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” expanding disclosure requirements and providing alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock or share-based employee compensation.

On January 1, 2003, we adopted the fair value based method of accounting as prescribed by statement of Financial Accounting Standards No. 123, as amended, for our share-based compensation plans and have elected to apply this method on a prospective basis as prescribed in Financial Accounting Standards No. 148. The prospective basis requires that we apply the fair value based method of accounting to all awards granted, modified or settled after the beginning of the fiscal year in which we adopt the accounting method.

Historically, we applied the intrinsic value based method of accounting as prescribed by APB Opinion 25 and related Interpretations in accounting for our share-based awards. Had we fully adopted Statements of Financial Accounting Standards No. 123, for awards issued prior to January 1, 2003, it would have changed our method for recognizing the cost of our plans. Had the compensation cost for our share-based compensation plans been determined consistent with Statement of Financial Accounting Standards No. 123, our net income and net income per common share for the three months ended March 31, 2003 and 2002 would approximate the pro forma amounts below:

	(amounts in thousands, except per share data)
	As reported 3/31/03	Pro forma 3/31/03	As reported 3/31/02	Pro forma 3/31/02
SFAS No. 123 charge	$443	$546	$—	$277
APB 25 charge	$—	$—	$129	$—
Net income applicable to common shareholders	$13,397	$13,294	$16,201	$16,053
Net income per common share-basic	$0.34	$0.34	$0.43	$0.43
Net income per common share-diluted	$0.34	$0.34	$0.43	$0.43

The effects of applying Statement of Financial Accounting Standards No. 123 in this pro forma disclosure are not indicative of future amounts.

14.     Recently Issued Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement of Financial Accounting Standards No. 133. The amendments set forth in this statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. The statement is generally effective for contracts entered into or modified after June 30, 2003 (with a few exceptions) and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The impact from the implementation of this statement, which we believe will not have a material impact on our financial statements, will be dependent upon whether we enter into derivative transactions, subsequent to June 30, 2003, included in the scope of this statement or whether we modify, subsequent to June 30, 2003, derivative instruments existing at June 30, 2003.

15.     Subsequent Events

On May 8, 2003, we acquired from an unrelated third party the 410 Warrenville Road building, a 60,434 net rentable square foot office property located in the Chicago, Illinois area for gross proceeds of approximately $8.8 million. The acquisition was funded with proceeds from our revolving credit facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto presented in this Form 10-Q. Historical results set forth in our consolidated financial statements should not be taken as an indication of our future operations.

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

As of March 31, 2003, we owned interests in a diversified portfolio of 138 primarily suburban Class A office and suburban industrial properties as follows:

	Number of Buildings	Net Rentable Square Feet
		(in millions)
Office properties	107	15.7
Industrial properties	31	2.3

Total	138	18.0

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

Our failure to renew or execute new leases as current leases expire or to execute new leases with rental terms at or above the terms of in-place leases is dependent on factors such as (1) the local economic climate, which may be adversely impacted by business layoffs or downsizing, industry slowdowns, changing demographics and other factors and (2) local real estate conditions, such as oversupply of office and industrial space or competition within the market.

Our organization consists of a corporate office located in Dallas, Texas and five regional offices each of which operates under the guidance of a member of our senior management team. The following table presents first quarter 2003 regional revenues and the 12 markets in which our properties are located with the first market being the location of each regional office:

Region	Revenues	Market
Mid-Atlantic	$24,507	Metropolitan Washington DC, Atlanta
Midwest	14,601	Chicago, Suburban Detroit
Southwest	30,225	Dallas/Fort Worth, Austin, Denver, Houston
Northern California	12,322	Oakland, Sacramento
Southern California	7,942	San Diego, Los Angeles

Total	$89,597

In addition to the $89.6 million of regional revenues, during the three months ended March 31, 2003, we recognized $1.6 million of revenue which was not allocated to our regions.

At March 31, 2003, we had 16.2 million square feet of in-place leases representing 90% of the net rentable square feet of our properties. Our leases range in term from 1 month to 20 years with an average term of 5 to 7 years. The 16.2 million square feet of in-place leases expire as follows:

(square feet in thousands)	Square Feet
2003	1,220	7.5%
2004	2,658	16.4%
2005	1,998	12.3%
2006	1,948	12.0%
2007	2,062	12.8%
Thereafter	6,314	39.0%

Total	16,200	100.0%

If one or more tenants fail to pay their rent due to bankruptcy, weakened financial condition or otherwise, our income, cash flow and ability to make distributions would be negatively impacted. At any time, a tenant may seek the protection of the bankruptcy laws, which could result in delays in rental payments or in the rejection and termination of such tenant leases.

On July 21, 2002, WorldCom, Inc. announced that WorldCom and substantially all of its active U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Code in the United States Bankruptcy Court. At the time of the announcement, WorldCom subsidiaries had operating leases totaling 271,000 square feet in six of our properties. To date, we have received formal notice of rejection of approximately 96,000 square feet of WorldCom related leases.

At March 31, 2003, we have five remaining office lease agreements with WorldCom subsidiaries representing approximately 175,000 square feet in four of our office properties. Annualized base rental revenue from these leases equates to approximately $4.0 million, or approximately 1.3% of our annualized base rental revenue. All rent due as of March 31, 2003 under the office lease agreements, with the exception of approximately $19,000, has been collected. Accruable rental income related to these leases totaled approximately $367,000 at March 31, 2003, all of which was reserved at March 31, 2003. Our WorldCom related office leases expire as follows: 17,118 square feet expire in April 2003; 18,039 square feet expire in July 2003; 106,576 square feet expire in April 2005; and 33,338 square feet expire at various times in 2006. Base rental rates under these leases range from $20.69 per square foot to $27.05 per square foot. In addition to the office lease agreements, we have rooftop antenna lease agreements with WorldCom subsidiaries. These leases expire at various dates through June 30, 2008. Annualized rent from these leases equates to approximately $244,000.

As of the date of this filing, we are uncertain whether the remaining leases will be accepted or rejected in the bankruptcy proceedings or whether WorldCom or its subsidiaries will continue to pay in accordance with their lease terms.

First Quarter 2003 Transactions

On January 30, 2003, we completed a loan modification with Farm Bureau Life Insurance Company for the purpose of swapping the collateral underlying the loan. The purpose of the modification was to provide us flexibility with respect to hold/sell decisions for the underlying collateral. At the time of the modification, the in-place loan had an outstanding balance of approximately $5.6 million, an interest rate of 8.38% and a maturity of August 1, 2006. Per the modification, we received an additional $1.6 million of cash borrowings resulting in a modified principal balance of $7.2 million. The loan as modified has an annual interest rate of 7.75% and a maturity date of January 1, 2007.

On February 4, 2003, we acquired from an unrelated third party the Park West C3 building, a 339,000 net rentable square foot office property located in the Dallas, Texas area for gross proceeds of approximately $28.0 million. The acquisition was funded with proceeds from our revolving credit facility. The purchase price was allocated $6.0 million to land, $19.4 million to building and improvements and $2.6 million to deferred leasing costs and tenant improvements.

On March 28, 2003, we sold to an unrelated third party a 9.2 acre parcel of land located in the Sacramento, California area. The land which was classified as land held for development on our consolidated balance sheet resulted in net proceeds of approximately $2.4 million, and a gain on sale of $1.1 million. The proceeds from the sale have been placed in an escrow account pending a possible 1031 exchange for tax purposes.

In addition to the real estate transactions described above, during the three months ended March 31, 2003, we transitioned two office properties containing in the aggregate 222,000 net rentable square feet from development into operations. The properties include one office property containing 40,000 net rentable square feet in Carlsbad, California and one office property containing 182,000 net rentable square feet in the Northern Virginia area. The December 31, 2002 carrying amount of these development projects which totaled $41.4 million was reclassified on our consolidated balance sheet to land, building and improvements and deferred leasing costs and tenant improvements in the amounts $5.7 million, $31.5 million and $4.2 million, respectively.

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

The significant accounting policies used in the preparation of our consolidated financial statements are fully described in Note (2) to our audited consolidated financial statements for the year ended December 31, 2002, included in our Form 10-K filed on March 28, 2003. However, certain of our significant accounting estimates are considered critical accounting estimates because the estimate requires our management to make assumptions about matters that are highly uncertain at the time the estimate is made and different estimates that reasonably could have been used in the current period, or changes in the estimates that are reasonably likely to occur from period to period, would have a material impact on our financial condition, changes in financial condition or results of operations. We consider our critical accounting policies and estimates to be those used in the determination of the reported amounts and disclosure related to the following:

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

Impairment of long-lived assets and long-lived assets to be disposed of

Real estate, leasehold improvements and land holdings are classified as long-lived assets held for sale or long-lived assets to be held and used. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we record assets held for sale at the lower of the carrying amount or fair value, less cost to sell. With respect to assets classified as held and used, we periodically review these assets to determine whether our carrying amount will be recovered. All of our long-lived assets were classified as held and used at March 31, 2003. Our operating real estate, which comprises the majority of our long-lived assets, had a carrying amount of $1.8 billion at March 31, 2003. A long-lived asset is considered impaired if its carrying amount exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Upon impairment, we would recognize an impairment loss to reduce the carrying value of the long-lived asset to our estimate of its fair value. Our estimate of fair value and cash flows to be generated from our properties requires us to make assumptions related to future occupancy of our properties, future rental rates, tenant concessions, operating expenditures, property taxes, capital improvements, the ability of our tenants to perform pursuant to their lease obligations, the holding period of our properties and the proceeds to be generated from the eventual sale of our properties. If one or more of our assumptions proves incorrect or if our assumptions change, the recognition of an impairment loss on one or more properties may be necessary in the future. We did not recognize any impairment during the three months ended March 31, 2003.

Allowance for doubtful accounts

Accounts receivable are reduced by an allowance for amounts that we estimate to be uncollectible. Our receivable balance is comprised primarily of accrued rental rate increases to be received over the life of in-place leases as well as rents and operating cost recoveries due from tenants. We regularly evaluate the adequacy of our allowance for doubtful accounts considering such factors as credit quality of our tenants, delinquency of payment, historical trends and current economic conditions. At March 31, 2003, we had total receivables of $49.8 million and an allowance for doubtful accounts of $8.4 million, resulting in a net receivable balance of $41.4 million. Of the $49.8 million in total receivables, $38.3 million represents accrued rental rate increases to be received over the life of in-place leases. It is our policy to reserve all outstanding receivables that are 90-days past due along with a portion of the remaining receivable balance that we feel is uncollectible based on our evaluation of the outstanding receivable balance. In addition, we increase our allowance for doubtful accounts for accrued rental rate increases, if we determine such future rent is uncollectible. Actual results may differ from these estimates under different assumptions or conditions. If our assumptions, regarding the collectibility of accounts receivable, prove incorrect, we may experience write-offs in excess of our allowance for doubtful accounts. The table below presents bad debt expense recognized during the three months ended March 31, 2003, which includes increases or decreases to our allowance for doubtful accounts. The table also presents our allowance for doubtful accounts at March 31, 2003.

Three Months Ended and as of March 31, 2003
(in thousands)
Bad debt expense	$958
Less: Bad debts realized during the period	288

Increase/(decrease) in allowance for doubtful accounts	$670

Allowance for doubtful accounts at period end	$8,382

Depreciable lives applied to real estate assets and improvements to real estate assets

Depreciation on buildings and improvements is provided under the straight-line method over an estimated useful life of 30 to 40 years for office buildings and 25 to 30 years for industrial buildings. Significant betterments made to our real estate assets are capitalized and depreciated over the estimated useful life of the betterment. If our estimate of useful lives proves to be materially incorrect, the depreciation and amortization expense that we currently recognize would also prove to be materially incorrect. A change in our estimate of useful lives would therefore, result in either an increase or decrease in depreciation and amortization expense and thus, an increase or decrease in earnings. The table below presents real estate related depreciation and amortization expense recognized during the three months ended March 31, 2003:

Three Months Ended March 31, 2003
(in thousands)
Real estate depreciation and amortization expense	$19,545

Initial recognition, measurement and allocation of the cost of real estate acquired

In accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations,” which includes, within its scope, real estate acquisitions, we estimate at the date of acquisition the fair value of the various components of each real estate asset acquired and allocate the purchase price to each component accordingly. Generally this includes an allocation of the purchase price to land, building, leasing costs, leasehold improvements and to an intangible asset or liability representing the difference between the contractual in-place leases and the fair value of such in-place leases. We determine the fair value of the components using a variety of methods and assumptions all of which result in a general approximation of fair value. Differing assumptions and methods could result in different estimates of fair value and thus, a different purchase price allocation. Financial Accounting Standards No. 141 is effective for business combinations for which the date of acquisition is July 1, 2001, or later. During the three months ended March 31, 2003, we acquired one office property in our Southwest Region. Based on our estimate of the fair value of each component of the real estate property acquired, we allocated the purchase price as follows:

(in thousands)
Land	$6,000
Buildings and improvements	$19,436
Leasing costs and leasehold improvements	$2,600
Intangible asset/(liability)	$—

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

Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we use interest rate swaps as part of our cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. During the three months ended March 31, 2003, such derivatives were used to hedge the variable cash flows associated with a portion of our variable-rate debt.

As of March 31, 2003, we did not have any derivatives designated as fair value hedges. Additionally, we do not use derivatives for trading or speculative purposes and currently, we do not have any derivatives that are not designated as hedges.

To determine the fair value of our derivative instruments, we use a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. For the majority of financial instruments including most derivatives, standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost, and termination cost are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized. Future cash inflows or outflows from our derivative instruments depend upon future borrowing rates. If assumptions about future borrowing rates prove to be materially incorrect, the recorded value of these agreements could also prove to be materially incorrect. Because we use the derivative instruments to hedge our exposure to variable interest rates, thus effectively fixing a portion of our variable interest rates, the impact of changes in future borrowing rates could result in our interest expense being either higher or lower than might otherwise have been incurred on our variable-rate borrowings had the rates not been fixed. The table below presents the amount by which cash payments made under our interest rate swap agreements exceeded cash receipts from our agreements during the three months ended March 31, 2003. The table also presents the estimated fair value of our in-place swap agreements as of March 31, 2003.

Three Months Ended and as of March 31, 2003
(in thousands)
Net cash paid under our interest rate swap agreements	$2,318

Fair value of interest rate swaps	$(15,902)

Results of Operations

Comparison of the three months ended March 31, 2003 to the three months ended March 31, 2002

The table below presents our consolidated statements of income for the three months ended March 31, 2003 and 2002:

Consolidated Statements of Income	Three Months Ended March 31,
(in thousands)	2003	2002
Revenues:
Rental income	$86,841	$83,300
Service business and other income	4,355	1,493

	91,196	84,793

Expenses:
Property operating and maintenance	22,678	19,786
Real estate taxes	10,277	10,293
General and administrative and personnel cost	2,396	2,753
Operating expenses of service business	2,219	—
Interest expense	17,068	16,136
Amortization of deferred financing costs	509	402
Depreciation and amortization	19,626	16,090

	74,773	65,460

Income from continuing operations before minority interests and equity in income	16,423	19,333

Minority interests	(2,671)	(2,863)
Equity in income of joint ventures and unconsolidated subsidiaries	626	1,132

Income from continuing operations	14,378	17,602

Discontinued operations:
Income from discontinued operations	—	644
Minority interests related to discontinued operations	—	(26)

	—	618

Income before gain on sale of properties	14,378	18,220

Gain on sale of properties	1,132	—

Net income	$15,510	$18,220
Preferred dividends	(2,113)	(2,019)

Net income applicable to common shareholders	$13,397	$16,201

Included below is a discussion of the significant events or transactions that have impacted our results of operations when comparing the three months ended March 31, 2003 to the three months ended March 31, 2002.

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

In addition to the acquisition of the Burnett Plaza property, during the period January 1, 2002 through March 31, 2003, we acquired two office properties containing in the aggregate approximately 603,000 net rentable square feet. The properties include the 12601 Fair Lakes Circle building in our Mid-Atlantic Region and the Park West C3 building in our Southwest Region. The 12601 Fair Lakes Circle building was acquired on November 18, 2002 for gross proceeds of approximately $55.0 million and contains approximately 264,000 net rentable square feet. The Park West C3 building was acquired on February 4, 2003 for gross proceeds of approximately $28.0 million and contains approximately 339,000 net rentable square feet.

Leasing of Development Projects. Our results of operations, for the three months ended March 31, 2003, have been bolstered by the contribution of several development projects. The projects include approximately 182,000 net rentable square feet in our Mid-Atlantic Region, 223,000 net rentable square feet in our Southwest Region and 40,000 net rentable square feet in our Southern California Region. The projects were approximately 58.0% leased and rent paying for the three month period ended March 31, 2003 compared to approximately 36.0% for the three month period ended March 31, 2002.

Real Estate Dispositions. During the period January 1, 2002 through March 31, 2003, we disposed of seven industrial properties containing 875,000 net rentable square feet and three office properties containing 194,000 net rentable square feet. The industrial properties were sold on September 10, 2002 and included all of the industrial properties within our Mid-Atlantic Region. The office properties were sold on October 17, 2002 and represented our only office holdings within the Los Angeles area, a market within our Southern California Region. The sales resulted in aggregate gross proceeds of $56.0 million which were used to repay a portion of the outstanding borrowings under our revolving credit facility.

Other Significant Real Estate Transactions. On November 22, 1999, we acquired 123 North Wacker, a 537,000 net rentable square foot office property located in our Midwest Region for a purchase price of approximately $87.3 million. The property was primarily leased to a single tenant whose intention was to vacate the property in September 2001 upon the expiration of the in-place lease. Our intention was to convert and market the building for lease as a multi-tenant property. The property, which was vacated as intended, is currently approximately 81% leased as compared to 59% leased at March 31, 2002.

Acquisition of Interest in Prentiss Properties Resources. At December 31, 2002, the operating partnership held a 98% non-voting interest in Prentiss Properties Resources, which we accounted for using the equity method of accounting. Effective January 1, 2003, we acquired from Ampulla, LLC, a single member limited liability company owned by Michael V. Prentiss, Chairman of the Board of Prentiss Properties Trust, the remaining outstanding interest in Prentiss Properties Resources, for gross consideration of approximately $67,000. As a result of this transaction, effective January 1, 2003 the accounts of Prentiss Properties Resources are consolidated with and into the accounts of our operating partnership.

The following is a discussion of the material changes in our consolidated statements of income and a discussion of the impact that the significant events or transactions, as described above, had on one or more line items of our consolidated statements of income when comparing the three months ended March 31, 2003 to the three months ended March 31, 2002.

Rental Income. Rental income increased by $3.5 million, or 4.3%, from $83.3 million to $86.8 million. The real estate acquisitions and development properties coming on-line resulted in increases of $6.6 million and $657,000, respectively. The leasing of our 123 North Wacker property resulted in an increase of $895,000. These increases were partially offset by a decrease of $4.6 million from our other properties relating primarily to occupancy declines in our portfolio.

Property Operating and Maintenance. Property operating and maintenance costs increased by $2.9 million, or 14.6%, from $19.8 million to $22.7 million. The real estate acquisitions and development properties coming on-line resulted in increases of $1.8 million and $517,000, respectively. The leasing of our 123 North Wacker property resulted in an increase of $407,000 and property operating and maintenance expenses related to our other properties increased by $159,000 relating primarily to increases in property related insurance offset by a decrease in bad debt expense during the period. The increase in property related insurance resulted primarily from the premiums paid for terrorism insurance.

Real Estate Taxes. Real estate taxes in total remained relatively unchanged. However, real estate acquisitions and development properties coming on-line resulted in increases of $460,000 and $33,000, respectively. The leasing of our 123 North Wacker property resulted in an increase of $363,000. The increases were partially offset by a decrease in our other properties of $872,000 primarily as a result of the reassessment of property values across our portfolio by the various taxing authorities.

Service Business and Other Income/Operating Expenses of Service Business. Service business and other income and the operating expenses of service business increased as a result of the acquisition of the remaining interest in Prentiss Properties Resources and the resulting consolidation of the accounts with and into the accounts of the operating partnership. During the three months ended March 31, 2002, our proportionate share of the results of operations of Prentiss Properties Resources were included in the line item “equity in income of joint ventures and unconsolidated subsidiaries” on our consolidated statement of income.

Interest Expense. Interest expense increased by $932,000, or 5.8%, from $16.1 million to $17.0 million, primarily as a result of an increase in weighted average borrowings outstanding for the three months ended March 31, 2003 compared to the three months ended March 31, 2002, accompanied by a decrease in capitalized interest from $1.8 million for the three months ended March 31, 2002 to $416,000 for the three months ended March 31, 2003. The increase was partially offset by a decrease in the weighted average interest rate paid on outstanding borrowings from 6.83% to 6.60% for the respective periods.

Depreciation and Amortization. Depreciation and amortization increased by $3.5 million, or 22.0%, from $16.1 million to $19.6 million. The real estate acquisitions and development properties coming on-line resulted in increases of $1.4 million and $925,000, respectively. The leasing of our 123 North Wacker property resulted in an increase of $512,000. Our other properties increased by $590,000 which is attributable to increases in depreciation and amortization of leasehold improvements which results from leasing activity incurred subsequent to our acquisition of these properties.

Minority Interests. Minority interests decreased by $192,000, or 6.7%, from $2.9 million to $2.7 million, primarily due to the minority interest holders proportionate share of the decrease in net income before discontinued operations and minority interests from $20.5 million for the three months ended March 31, 2002 to $18.2 million for the three months ended March 31, 2003.

Discontinued Operations. Discontinued operations decreased by $618,000, or 100% due to the disposition of the seven industrial properties containing 875,000 net rentable square feet and three office properties containing 194,000 net rentable square feet during 2002, representing all of the assets classified as discontinued operations during the three months ended March 31, 2002. There were no assets classified as discontinued operations during the three months ended March 31, 2003.

Gain on Sale of Properties. The gain on sale of properties of $1.1 million resulted from the sale in March 2003 of a 9.2 acre parcel of land in our Northern California Region.

Liquidity and Capital Resources

Cash and cash equivalents were $9.5 million and $5.1 million at March 31, 2003 and December 31, 2002, respectively. The increase in cash and cash equivalents is a result of net cash provided by operating and financing activities exceeding net cash used in investing activities. Cash flows provided by operating activities totaled $17.6 million for the three months ended March 31, 2003, compared to $28.0 million for the three months ended March 31, 2002.

Net cash used in investing activities totaled $32.1 million for the three months ended March 31, 2003 compared to $120.8 million for the three months ended March 31, 2002. The decrease in net cash used in investing activities of $88.7 million is due primarily to a decrease in cash used to purchase real estate and mortgage loans as well as a decrease in cash used in the development and redevelopment of real estate.

Net cash provided by financing activities totaled $18.9 million for the three months ended March 31, 2003 compared to $94.0 million for the three months ended March 31, 2002. The decrease in net cash provided by financing activities of $75.1 million is due primarily to net borrowings of $148.4 million for the three months ended March 31, 2002 compared to net borrowings of $45.4 million for the three months ended March 31, 2003, a decrease in cash generated from the sale of common shares of $20.5 million, offset by cash used of $50.5 million during the three months ended March 31, 2002 for the repurchase of our outstanding Series C Cumulative Redeemable Perpetual Preferred Units.

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

Debt Financing

As of March 31, 2003, we had outstanding total indebtedness, including our pro rata share of joint venture debt, of approximately $1.1 billion, or approximately 46.7% of total market capitalization based on a common share price of $27.10 per common share. The amount of indebtedness that we may incur, and the policies with respect thereto, are not limited by our declaration of trust and bylaws, and are solely within the discretion of our board of trustees, limited only by various financial covenants in our credit agreements. Our credit agreements limit total indebtedness to 55% of total assets and require an interest coverage ratio of at least 2 to 1.

We have in place a $300 million unsecured revolving credit facility with a group of 12 banks. The facility, which was renewed in May 2002, matures in May 2005. The facility has an initial interest rate of LIBOR plus 137.5 basis points. Additionally, we are required to pay an average unused commitment fee of 25 basis points per annum if the unused portion of the credit facility is greater than $200 million. The fee is reduced to 20 basis points per annum if the unused portion is less than or equal to $200 million, but greater than $100 million. The fee is further reduced to 15 basis points per annum if the unused portion is less than or equal to $100 million. During the three months ended March 31, 2003, we had net borrowings under our credit facility of $45.5 million and an outstanding balance of $201.5 million at March 31, 2003 resulting in an available balance of $98.5 million.

The following table sets forth our mortgages and notes payable, including our pro rata share of joint venture debt as of March 31, 2003:

Borrower/Description	Current Balance	Amortization	Interest Rate	Maturity
	(in thousands)
Broadmoor Austin Associates
Broadmoor Austin (1)	$71,584	16 yr	7.04%	April 10, 2011
Burnett Plaza Associates
Burnett Plaza	72,100	None	LIBOR + 2.150%	July 9, 2005
PL Properties Associates, L.P.
Park West C2	33,858	30 yr	6.63%	November 10, 2010
Prentiss Properties Acquisition Partners, L.P.
Bachman West	2,804	25 yr	8.63%	December 1, 2003
One Westchase Center	23,386	25 yr	7.84%	February 1, 2004
Collateralized Term Loan (2)	71,375	25 yr	LIBOR + 1.625%	September 30, 2004
Walnut Glen Tower	33,873	30 yr	6.92%	April 1, 2005
Revolving Credit Facility	201,500	None	LIBOR + 1.375%	May 23, 2005
Unsecured Term Loan	75,000	None	LIBOR + 1.375%	March 16, 2006
Highland Court	4,583	25 yr	7.27%	April 1, 2006
Plaza I & II	7,186	18 yr	7.75%	January 1, 2007
7101 Wisconsin Avenue	20,591	30 yr	7.25%	April 1, 2009
2500 Cumberland Parkway	14,150	30 yr	7.46%	July 15, 2009
Ordway	48,349	30 yr	7.95%	April 1, 2010
World Savings Center	28,699	30 yr	7.91%	November 1, 2010
One O’Hare Centre	40,175	30 yr	6.80%	January 10, 2011
3130 Fairview Park Drive	22,487	30 yr	7.00%	April 1, 2011
Research Office Center	44,340	28 yr	7.64%	October 1, 2011
Bannockburn Centre	26,340	30 yr	8.05%	June 1, 2012
Del Mar Loan	44,240	30 yr	7.41%	June 1, 2013
Prentiss Properties Corporetum, L.P.
Corporetum Office Campus	24,908	30 yr	7.02%	February 1, 2009
Prentiss Properties Natomas, L.P.
Natomas Corporate Center	36,405	30 yr	7.02%	February 1, 2009
Prentiss Properties Real Estate Fund I, L.P.
PPREFI Portfolio Loan (3)	180,100	None	7.58%	February 26, 2007
Tysons International Partners
1676 International (4)	11,131	28 yr	7.68%	August 30, 2010
8260 Greensboro (4)	3,983	28 yr	7.83%	August 30, 2010

Total	$1,143,147

(1)	We own a 50% non-controlling interest in the entity that owns the Broadmoor Austin properties, which interest is accounted for using the equity method of accounting. The amount shown reflects our proportionate share of the non-recourse mortgage indebtedness collateralized by the properties.
(2)	The Term Loan is collateralized by the following four properties: Willow Oaks I & II (two properties), 8521 Leesburg Pike and the IBM Call Center.
(3)	The PPREFI Portfolio Loan is collateralized by the following 36 properties: the Los Angeles industrial properties (18 properties), the Chicago industrial properties (four properties), the Cottonwood Office Center (three properties), Park West E1 and E2 (two properties), One Northwestern Plaza, 3141 Fairview Park Drive, 13825 Sunrise Valley Drive, O’Hare Plaza II, 1717 Deerfield Road, 2411 Dulles Corner Road, 4401 Fair Lakes Court, the WestPoint Office Building and the PacifiCare Building.
(4)	We own a 25% non-controlling interest in the entity that owns the 1676 International and 8260 Greensboro properties, which interest is accounted for using the equity method of accounting. The amount shown reflects our proportionate share of the non-recourse mortgage indebtedness collateralized by the properties.

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

Under our loan agreements, we are required to satisfy various affirmative and negative covenants, including limitations on total indebtedness, total collateralized indebtedness and cash distributions, as well as obligations to maintain certain minimum tangible net worth and certain minimum interest coverage ratios. Our credit agreements limit total indebtedness to 55% of total assets and require a debt service coverage ratio of at least 2 to 1. Our credit agreements provide for a 30-day period to cure a default caused by our failure to punctually and properly perform, observe and comply with the covenants contained therein. The agreements also provide for an additional 75-day period if such failure is not capable of being cured within 30-days and we are diligently pursuing the cure thereof. We were in compliance with these covenants at March 31, 2003.

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

We may employ forwards or purchased options to hedge qualifying anticipated transactions. Gains and losses are deferred and recognized in net income in the same period that the anticipated transaction occurs, expires or is otherwise terminated. The following table summarizes the notional amounts and fair values of our derivative financial instruments at March 31, 2003. The notional amount provides an indication of the extent of our involvement in these instruments as of the balance sheet date, but does not represent exposure to credit, interest rate or market risks.

Notional Amount	Swap Rate Paid (Fixed)	Effective Fixed Rate	Swap Rate Received (Variable) at March 31, 2003	Swap Maturity	Fair Value
					(in thousands)
$ 50 million	1.990%	3.365%	1.30%	August 2003	$(136)
$ 50 million	6.253%	7.628%	1.30%	September 2004	(3,642)
$ 60 million	6.248%	7.623%	1.30%	September 2004	(4,366)
$ 15 million	4.345%	6.495%	1.30%	July 2005	(852)
$ 25 million	4.345%	6.495%	1.30%	July 2005	(1,419)
$ 20 million	5.985%	7.610%	1.30%	March 2006	(2,193)
$ 30 million	5.990%	7.615%	1.30%	March 2006	(3,294)

Total					$(15,902)

Capital Improvements

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. The majority of capital required relates to tenant-related capital expenditures and is dependent upon our leasing activity. Our leasing activity is a function of the percentage of our in-place leases expiring in current and future periods accompanied by our exposure to tenant defaults and our ability to increase the average occupancy of our portfolio. For the three months ended March 31, 2003 capital expenditures related to our in-service properties totaled $4.3 million. We classify capital expenditures for in-service properties as non-incremental and incremental revenue-enhancing capital expenditures representing our estimate of recurring versus non-recurring capital requirements, respectively. Our non-incremental and incremental capital expenditures for the three months ended March 31, 2003 totaled approximately $4.2 million and $148,000, respectively.

Equity Financing

During the three months ended March 31, 2003, we issued 722 common shares of beneficial interest pursuant to our dividend reinvestment plan and 12,002 common shares as a result of option exercises. The cash proceeds totaling approximately $262,000 were used to repay a portion of the outstanding borrowings under our revolving credit facility.

Off-Balance Sheet Arrangements

Effective January 1, 2003, our operating partnership acquired for approximately $67,000, the voting stock of Prentiss Properties Resources, all of which was held by Ampulla, LLC, a single member limited liability company owned by Michael V. Prentiss, Chairman of the Board of Prentiss Properties Trust. Prentiss Properties Resources was incorporated in March 2001 to serve as a Taxable REIT Subsidiary and provide management and other services to our operating partnership and third-party clients. The management services business serves a broad base of clients, including major financial institutions and pension funds, large corporate users, real estate advisory firms and real estate investment groups. Through Prentiss Properties Resources, we offer a full range of fee-based services, including property management, leasing, tenant construction, insurance, accounting, tax, acquisition, disposition, facilities management, and corporate and asset management services. Prior to this transaction, we accounted for our interest in Prentiss Properties Resources, using the equity method of accounting. Subsequent to this transaction, the operating partnership owns 100% of Prentiss Properties Resources and we consolidate the accounts of Prentiss Properties Resources with and into the accounts of the operating partnership.

At March 31, 2003 we had the following off-balance sheet arrangements: (1) a non-controlling 50% interest in Broadmoor Austin Associates, a real estate joint venture; (2) a 25% non-controlling interest in Tysons International Partners, a real estate joint venture; and (3) a 1% non-controlling interest in certain real estate assets.

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

The following information summarizes the financial position at March 31, 2003 for the investments in which we held an unconsolidated interest at March 31, 2003:

Summary of Financial Position:
(in thousands)	Total Assets	Total Debt(1)	Total Equity	Company’s Investment
Broadmoor Austin Associates	$107,575	$143,168	$(36,259)	$3,939
Tysons International Partners	95,816	60,455	33,415	9,625
Other Investments	—	—	—	1,107

				$14,671

(1)	The mortgage debt, all of which is non-recourse, is collateralized by the individual real estate property or properties within each venture, the net book value of which totaled $177.3 million at March 31, 2003. Our proportionate share of the non-recourse mortgage debt totaled $86.7 million at March 31, 2003.

The following information summarizes the results of operations for the three months ended March 31, 2003 for unconsolidated investments which impacted our first quarter 2003 results of operations:

Summary of Operations:
(in thousands)	Total Revenue	Net Income	Company’s Share of Net Income/(Loss)
Broadmoor Austin Associates	$5,056	$1,128	$564
Tysons International Partners	3,244	248	62

			$626

In connection with the disposition of a real estate property in May 2001, we entered into a financial guarantee with a maximum future potential payment of $1.4 million. The financial guarantee, provided to the third party purchaser, guarantees payment of an amount not to exceed the $1.4 million potential maximum if certain tenants, as defined in the purchase and sale agreement, fail to extend their leases beyond the maturities of their current in-place leases. See further discussion and table presented under the Contractual Obligations and Commercial Commitments section below.

Contractual Obligations and Commercial Commitments

We have contractual obligations including mortgages and notes payable and ground lease obligations. The table below presents, as of March 31, 2003, our future scheduled principal repayments of mortgages and notes payable and ground lease obligations, including our pro rata share of debt and ground lease obligations of our of joint venture properties:

Contractual Obligations	Payments Due by Period
(in thousands)	Total	2003	2004/ 2005	2006/ 2007	Thereafter
Mortgages and notes payable	$1,143,147	$10,125	$418,879	$285,744	$428,399
Capital lease obligations	—	—	—	—	—
Operating leases	30,572	339	975	1,073	28,185
Unconditional purchase obligations	—	—	—	—	—
Other long-term obligations	—	—	—	—	—

Total contractual cash obligations	$1,173,719	$10,464	$419,854	$286,817	$456,584

As a condition of the purchase and sale and as security for our guarantee, as discussed under the Off-Balance Sheet Arrangements section above, we provided to the title company at closing, irrevocable letters of credit, totaling $1.4 million, drawn on a financial institution and identifying the purchaser as beneficiary. The balance of the letters of credit which total $1.3 million at March 31, 2003, expires as follows:

Other Commercial Commitments	Commitment Expiration Per Period
(in thousands)	Total Amounts Committed	2003	2004/ 2005	2006/ 2007	Thereafter
Lines of credit	—	—	—	—	—
Standby letters of credit	$1,315	$1,063	$126	$126	—
Guarantees	—	—	—	—	—
Standby repurchase obligations	—	—	—	—	—
Other commercial commitments	—	—	—	—	—

Total commercial commitments	$1,315	$1,063	$126	$126	—

Funds from Operations

Funds from operations is a widely recognized measure of REIT operating performance. Funds from operations is a non-GAAP financial measure and as defined by the National Association of Real Estate Investment Trusts, means net income, computed in accordance with GAAP excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships, joint ventures and subsidiaries. We believe that funds from operations is helpful to investors and our management as a measure of our operating performance because it excludes depreciation and amortization, gains and losses from property dispositions, and extraordinary items, and, as a result, when compared year over year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, providing perspective not immediately apparent from net income. In addition, our management believes that funds from operations provides useful information to the investment community about our financial performance when compared to other REITs since funds from operations is generally recognized as the industry standard for reporting the operating performance of REITs. However, our funds from operations may not be comparable to funds from operations reported by other REITs that do not define funds from operations exactly as we do. We believe that in order to facilitate a clear understanding of our operating results, funds from operations should be examined in conjunction with net income as presented in our consolidated financial statements and notes thereto included in this Form 10-Q. We believe that net income is the most directly comparable GAAP financial measure to funds from operations. Funds from operations does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income as an indication of our performance or to cash flows as a measure of liquidity or ability to make distributions. Funds from operations does not reflect either depreciation and amortization costs or the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties, which are significant economic costs that could materially impact our results of operations. The following is a reconciliation of net income to funds from operations:

Funds from operations	Three Months Ended March 31,
(in thousands)	2003	2002
Net income	$15,510	$18,220
Add:
Real estate depreciation and amortization (1)	19,545	16,627
Real estate depreciation and amortization of unconsolidated joint ventures	733	879
Minority interests (2)	513	661
Less:
Gain on sales	(1,132)	—

Funds from operations	$35,169	$36,387

(1)	Includes real estate depreciation and amortization included in continuing operations and real estate depreciation and amortization included in discontinued operations.
(2)	Represents the minority interests applicable to the common unit holders of the operating partnership.

Funds from operations decreased by $1.2 million for the three months ended March 31, 2003 from the three months ended March 31, 2002 as a result of the factors discussed in the analysis of operating results.

Recently Issued Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement of Financial Accounting Standards No. 133. The amendments set forth in this statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. The statement is generally effective for contracts entered into or modified after June 30, 2003 (with a few exceptions) and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. The impact from the implementation of this statement, which we believe will not have a material impact on our financial statements, will be dependent upon whether we enter into derivative transactions, subsequent to June 30, 2003, included within the scope of this statement or whether we modify, subsequent to June 30, 2003, derivative instruments existing at June 30, 2003.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk is exposure to changes in interest rates as a result of our revolving credit facility and long-term debt. At March 31, 2003, we had outstanding total indebtedness, including our pro rata share of joint venture debt, of approximately $1.1 billion, or approximately 46.7% of total market capitalization. Our interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, we manage our exposure to fluctuations in market interest rates for our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangement. In addition, we may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps and floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable rate debt. We do not enter into derivative or interest rate transactions for speculative purposes. Approximately 63.3% of our outstanding debt was subject to fixed rates with a weighted average interest rate of 7.44% at March 31, 2003. Of the remaining $420.0 million, or 36.7%, representing our variable rate debt, $250.0 million was effectively locked at an interest rate (before the spread over LIBOR) of 5.32% through our interest rate swap agreements. We regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

(dollars in thousands)	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value
Liabilities
Long-Term Debt:
Fixed Rate	$9,563	$32,130	$42,336	$13,987	$196,757	$428,399	$723,172	$781,960
Average Interest Rate	7.44%	7.43%	7.45%	7.46%	7.39%	7.41%	—	—
Variable Rate	$562	$70,813	$273,600	$75,000	—	—	$419,975	$419,975
Average Interest Rate	2.89%	2.89%	2.87%	2.71%	—	—	—	—

Interest Rate Derivatives
Interest Rate Swaps:
Variable to Fixed	$50,000	$110,000	$40,000	$50,000	—	—	—	$(15,902)
Average Pay Rate	5.32%	5.73%	5.52%	5.99%	—	—	—	—
Average Receive Rate	1.30%	1.30%	1.30%	1.30%	—	—	—	—

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

4.3

First Amendment dated June 26, 2002 to the Amended and Restated Rights Agreement between Prentiss Properties Trust and Equiserve Trust Company, N.A. as Rights Agent (filed as Exhibit 2 to Amendment No. 3 to our Registration Statement on Form 8-A, filed on June 27, 2002, File No. 001-014516).

4.4	Form of Rights Certificate (included as Exhibit A to the Rights Agreement (Exhibit 4.2)).

4.5	Form of Series D Preferred Share Certificate (filed as Exhibit 4.4 to our Report on Form 10-K, filed March 27, 2001, File No. 001-14516, and incorporated by reference herein).

*10.1	Prentiss Properties Executive Choice Share Deferral Plan.

*10.2	Prentiss Properties Executive Choice Deferred Compensation Plan.

*10.3	Prentiss Properties Executive Choice Deferred Compensation Plan for Trustees.

*10.4	Prentiss Properties Executive Choice Share Deferral Plan for Trustees.

*99.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(b)	Reports on Form 8-K

On April 21, 2003, we furnished to the Securities and Exchange Commission a Current Report on Form 8-K. The Current Report on Form 8-K relates to our earnings release for the quarter ended March 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRENTISS PROPERTIES TRUST

Date: May 12, 2003	By:	/s/ THOMAS P. SIMON

Thomas P. Simon Senior Vice President and Chief Accounting Officer (Principal Accounting Officer and Duly Authorized Officer of the Company)

CERTIFICATIONS

I, Thomas F. August, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Prentiss Properties Trust;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 12, 2003

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

Date: May 12, 2003

/s/ Michael A. Ernst
Michael A. Ernst Chief Financial Officer