Form 10-Q
period 2003-06-30
PRENTISS PROPERTIES TRUST/MD
filed 2003-08-14
CIK 1011699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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

The number of Common Shares of Beneficial Interest, $0.01 par value, outstanding as of August 13, 2003, was 39,235,629 and the number of outstanding Participating Cumulative Redeemable Preferred Shares of Beneficial Interest, Series D, was 3,773,585.

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

• The geographic concentration of our properties;	• Limited ability of shareholders to effect a change of control;

• Our real estate acquisition, redevelopment, development and construction activities;	• Our failure to qualify as a REIT;

• Factors that could result in the poor operating performance of our properties including tenant defaults and increased costs such as taxes, insurance and utilities;	• Conflicts of interest;

• Competition in markets where we have properties;	• Changes in our investment, financing and borrowing policies without shareholder approval;

• Environmental and Americans with Disabilities Act compliance issues related to our properties;	• Our dependence on key personnel;

• Some of our properties may be subject to uninsured losses;	• Our third-party property management, leasing, development and construction business and related services;

• Our properties are illiquid assets;	• The effect of shares available for future sale on the price of common shares; and

• Our incurrence of debt and use of variable rate debt and derivative financial instruments;	• Changes in market conditions including market interest rates.

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

(this page intentionally left blank)

PRENTISS PROPERTIES TRUST

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

ASSETS	June 30, 2003	December 31, 2002
Operating real estate:	(unaudited )
Land	$313,621	$300,460
Buildings and improvements	1,684,609	1,631,568
Less: accumulated depreciation	(198,194)	(178,792)

	1,800,036	1,753,236

Construction in progress	—	41,352
Land held for development	64,185	65,377

Deferred charges and other assets, net	180,210	169,373
Notes receivable	13,354	13,354
Accounts receivable, net	41,097	39,024
Cash and cash equivalents	7,395	5,080
Escrowed cash	12,551	10,483
Investments in securities	2,301	3,927
Investments in joint ventures and unconsolidated subsidiaries	14,535	21,083

Total assets	$2,135,664	$2,122,289

LIABILITIES AND SHAREHOLDERS’ EQUITY
Mortgages and notes payable	$1,060,786	$1,011,027
Interest rate hedges	14,855	16,776
Accounts payable and other liabilities	75,896	79,626
Other payables (affiliates)	—	7,355
Distributions payable	27,043	26,947

Total liabilities	1,178,580	1,141,731

Minority interest in operating partnership	132,622	133,649

Minority interest in real estate partnerships	1,512	2,676

Commitments and contingencies

Preferred shares $.01 par value, 20,000,000 shares authorized, 3,773,585 shares issued and outstanding	100,000	100,000
Common shares $.01 par value, 100,000,000 shares authorized, 44,145,837 and 43,965,756 (includes 5,067,401 and 4,984,901 in treasury) shares issued and outstanding at June 30, 2003 and December 31, 2002	441	439
Additional paid-in capital	887,300	882,897
Common shares in treasury at cost, 5,067,401and 4,984,901 shares at June 30, 2003 and December 31, 2002	(120,545)	(118,476)
Unearned compensation	(2,963)	(1,479)
Accumulated other comprehensive income	(13,879)	(15,768)
Distributions in excess of earnings	(27,404)	(3,380)

Total shareholders’ equity	822,950	844,233

Total liabilities and shareholders’ equity	$2,135,664	$2,122,289

The accompanying notes are an integral part of these consolidated financial statements.

PRENTISS PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues:
Rental income	$84,203	$84,874	$167,111	$164,038
Service business and other income	4,247	1,050	8,602	2,543

	88,450	85,924	175,713	166,581

Expenses:
Property operating and maintenance	21,163	20,718	42,231	39,048
Real estate taxes	9,733	10,930	19,628	20,872
General and administrative and personnel costs	3,232	2,489	5,628	5,242
Operating expenses of service business	2,902	—	5,121	—
Interest expense	17,712	16,780	34,780	32,916
Amortization of deferred financing costs	536	412	1,045	814
Depreciation and amortization	18,508	17,399	37,097	32,484

	73,786	68,728	145,530	131,376

Income from continuing operations before minority interests and equity in income of joint ventures and unconsolidated subsidiaries	14,664	17,196	30,183	35,205
Minority interests	(2,576)	(2,711)	(5,214)	(5,523)
Equity in income of joint venture and unconsolidated subsidiaries	712	752	1,338	1,884

Income from continuing operations	12,800	15,237	26,307	31,566

Discontinued operations
Income/(loss) from discontinued operations	(717)	2,186	187	4,154
Loss on sale of properties	(4,542)	—	(4,542)	—
Minority interests related to discontinued operations	193	(82)	160	(159)

	(5,066)	2,104	(4,195)	3,995

Income before gain on sale of properties	7,734	17,341	22,112	35,561

Gain on sale of properties	778	—	1,910	—

Net income	8,512	17,341	24,022	35,561
Preferred dividends	(2,113)	(2,113)	(4,226)	(4,132)

Net income applicable to common shareholders	6,399	15,228	19,796	31,429

Basic earnings per common share:
Income from continuing operations applicable to common shareholders	$0.29	$0.34	$0.62	$0.72
Discontinued operations	(0.13)	0.06	(0.11)	0.11

Net income applicable to common shareholders – basic	$0.16	$0.40	$0.51	$0.83

Weighted average number of common shares outstanding – basic	38,996	38,551	38,973	37,942

Diluted earnings per common share:
Income from continuing operations applicable to common shareholders	$0.29	$0.34	$0.62	$0.72
Discontinued operations	(0.13)	0.05	(0.11)	0.10

Net income applicable to common shareholders – diluted	$0.16	$0.39	$0.51	$0.82

Weighted average number of common shares and common share equivalents outstanding – diluted	39,204	38,867	39,128	38,280

The accompanying notes are an integral part of these consolidated financial statements.

PRENTISS PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income	$8,512	$17,341	$24,022	$35,561

Unrealized gains and losses on securities:
Unrealized (losses)/gains arising during the period	151	20	(146)	259
Unrealized gains on interest rate hedges:
Unrealized (losses)/gains arising during the period	972	(4,183)	1,772	(1,747)
Reclassification adjustment for losses included in earnings	120	146	263	292

Other comprehensive income	1,243	(4,017)	1,889	(1,196)

Comprehensive income	$9,755	$13,324	$25,911	$34,365

The accompanying notes are an integral part of these consolidated financial statements.

PRENTISS PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(dollars in thousands)

	Six Months Ended June 30,
	2003	2002
Cash Flows from Operating Activities:
Net income	$24,022	$35,561

Adjustments to reconcile net income to net cash provided by operating activities:
Minority interests	5,054	5,682
Loss on sale of real estate, net of gains	2,632	—
Loss on impairment of discontinued operations	1,792	—
Provision for doubtful accounts	1,171	2,700
Depreciation and amortization	39,160	35,651
Amortization of deferred financing costs	1,045	814
Earnings in excess of distributions from joint ventures and unconsolidated subsidiaries	—	(309)
Non-cash compensation	1,736	692
Reclassification of accumulated other comprehensive income	263	292
Gain on derivative financial instrument	(149)	(168)
Changes in assets and liabilities:
Deferred charges and other assets	(1,328)	(3,781)
Accounts receivable	(1,483)	2,194
Escrowed cash	(2,068)	4,291
Other payables/receivables (affiliates)	—	252
Accounts payable and other liabilities	(12,075)	(10,649)

Net cash provided by operating activities	59,772	73,222

Cash Flows from Investing Activities:
Development/redevelopment of real estate	(4,374)	(14,169)
Purchase of real estate	(57,580)	(58,835)
Purchase of mortgage loan	—	(47,000)
Capital expenditures for in-service properties	(12,270)	(10,495)
Distributions in excess of earnings of joint ventures and unconsolidated subsidiaries	124	—
Purchase of interest in Prentiss Properties Resources	(67)	—
Cash from consolidation of Prentiss Properties Resources	461	—
Investment in securities	(327)	(670)
Proceeds from the sale of real estate	18,869	—

Net cash used in investing activities	(55,164)	(131,169)

Cash Flows from Financing Activities:
Net proceeds from sale of common shares	1,774	52,193
Redemption of preferred units	—	(50,535)
Capital contribution from consolidated joint ventures	115	1,398
Distributions paid to limited partners	(1,677)	(1,628)
Distributions paid to common shareholders	(43,720)	(40,001)
Distributions paid to preferred shareholders	(4,226)	(4,132)
Distributions paid to preferred unitholders	(4,318)	(5,525)
Proceeds from mortgages and notes payable	296,685	367,100
Repayments of mortgages and notes payable	(246,926)	(260,114)

Net cash (used in)/provided by financing activities	(2,293)	58,756

Net change in cash and cash equivalents	2,315	809
Cash and cash equivalents, beginning of period	5,080	5,845

Cash and cash equivalents, end of period	$7,395	$6,654

Supplemental Cash Flow Information:
Cash paid for interest	$34,658	$34,532

The accompanying notes are an integral part of these consolidated financial statements.

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

1. The Organization

Organization

We are a self-administered and self-managed Maryland REIT that acquires, owns, manages, leases, develops and builds primarily office properties throughout the United States. We are self-administered in that we provide our own administrative services, such as accounting, tax and legal, through our own employees. We are self-managed in that we provide all the management and maintenance services that our properties require through our own employees, such as, property managers, leasing professionals and engineers. We operate principally through our operating partnership, Prentiss Properties Acquisition Partners, L.P., and its subsidiaries, and a management company, Prentiss Properties Resources and its subsidiaries. The ownership of the operating partnership was as follows at June 30, 2003:

(units in thousands)	Common Units	%	Series D Convertible Preferred Units	%	Series B Preferred Units	%	Series E Preferred Units	%
Prentiss Properties Trust	39,161	96.33%	3,774	100.00%	—	0.00%	—	0.00%
Third parties	1,491	3.67%	—	0.00%	1,900	100.00%	200	100.00%

Total	40,652	100.00%	3,774	100.00%	1,900	100.00%	200	100.00%

As of June 30, 2003, we owned interests in a diversified portfolio of 138 primarily suburban Class A office and suburban industrial properties as follows:

	Number of Buildings	Net Rentable Square Feet
		(in thousands)
Office properties	107	15,517
Industrial properties	31	2,294

Total	138	17,811

As of June 30, 2003, our properties were 91% leased to approximately 1,000 tenants. In addition to managing properties that we own, we manage approximately 11.8 million net rentable square feet in office, industrial and other properties for third parties.

We have determined that our reportable segments are those that are based on our method of internal reporting, which disaggregates our business by geographic region. As of June 30, 2003, our reportable segments include our five regions (1) Mid-Atlantic; (2) Midwest; (3) Southwest; (4) Northern California; and (5) Southern California.

At June 30, 2003, our properties were located in 12 markets, which were included in our reportable segments as follows:

Reportable Segment	Market
Mid-Atlantic	Metropolitan Washington DC, Atlanta
Midwest	Chicago, Suburban Detroit
Southwest	Dallas/Fort Worth, Austin, Denver, Houston
Northern California	Oakland, Sacramento
Southern California	San Diego, Los Angeles

Subsequent to June 30, 2003, we disposed of all of our properties in Atlanta, Georgia consisting of nine properties containing 644,000 net rentable square feet and as a result, exited the Atlanta market.

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

Transactions

On May 8, 2003, we acquired from an unrelated third party the 410 Warrenville Road building, a 60,434 net rentable square foot office property located in the Chicago, Illinois area for gross proceeds of approximately $8.7 million. The acquisition was funded with proceeds from our revolving credit facility.

On May 28, 2003, we completed a sale/exchange of our interest in a parcel of land located adjacent to one of our Chicago office properties. In the transaction, we exchanged our ownership interest in the land for $1.0 million cash and upon completion of the parking garage to be constructed on the site, we will receive structured parking stalls valued at $3.2 million. The parking stalls will be used by tenants within our office property. We recognized a gain on sale from the transaction of $778,000. Proceeds from the transaction were used to repay a portion of the outstanding borrowings under our revolving credit facility.

On June 18, 2003, we acquired from an unrelated third party the Corporate Lakes III building, a 124,327 net rentable square foot office property located in the Chicago, Illinois area for gross proceeds of approximately $22.2 million. The acquisition was funded with proceeds from our revolving credit facility.

On June 26, 2003, we completed the sale of two office properties containing 339,000 net rentable square feet to an unrelated third party. The sale, which included two of the remaining three properties we own in the Houston, Texas area, resulted in gross proceeds of $16.0 million and a loss on sale of $4.5 million. The proceeds from the sale were used to repay a portion of the outstanding borrowings under our revolving credit facility. Also during the period, we committed to a plan to sell nine office properties, totaling 644,000 net rentable square feet, representing all of our properties located in the Atlanta, Georgia area. As a result, we recorded a loss on impairment of real estate of $1.8 million, representing the amount by which the carrying amount of the properties exceeds our estimate of the fair value of the properties, less cost to sell. The nine properties were subsequently sold on July 24, 2003 for gross proceeds totaling $40.1 million. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective for financial statements issued for fiscal years beginning after December 15, 2001, income and gain/(loss) for real estate properties sold and real estate properties held for sale are to be reflected in the consolidated statements of income as discontinued operations. Below is a summary of our combined results of operations from the properties disposed of during the period and those properties held for sale at June 30, 2003. The summary includes the results of operations before gain/(loss) for the three and six months ended June 30, 2003 and 2002, respectively.

Discontinued Operations:	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2003	2002	2003	2002
Property revenues:
Rental income	$3,720	$6,232	$7,653	$12,270

Property revenues	3,720	6,232	7,653	12,270

Property expenses:
Property operating and maintenance	1,450	1,911	3,060	3,888
Real estate taxes	169	528	551	1,061
Depreciation and amortization	1,026	1,607	2,063	3,167

Property expenses	2,645	4,046	5,674	8,116

Loss on impairment of real estate	(1,792)	—	(1,792)	—

Income/(loss) from discontinued operations	$(717)	$2,186	$187	$4,154

On May 22, 2003, we completed a $100.0 million, 5-year unsecured term loan with a group of lenders headed by Eurohypo AG, as Administrative Agent. The loan requires interest only payments until maturity. Currently, interest is computed using a rate equal to 30-day LIBOR plus 137.5 basis points. The spread over 30-day LIBOR can fluctuate between 112.5 basis point and 162.5 basis points depending upon a quarterly computation of our ratio of total indebtedness to total assets.

On June 19, 2003, we completed two four-year interest rate swaps in the notional amounts of $50.0 million and $25.0 million. The interest rate swaps effectively lock in our cost of funds at 2.27% and 2.277% (before the spread over LIBOR) on $50.0 million

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

and $25.0 million of our variable rate borrowings, respectively. Had the swaps been in effect on June 30, 2003, the effective interest rate would have been 3.645% and 3.652%, respectively, as of June 30, 2003. The interest rate swaps effectively convert in the aggregate, $75.0 million of our variable rate borrowings to fixed rate borrowings. The interest rate swap agreements have an effective date of August 1, 2003 and mature August 1, 2007.

2. Basis of Presentation

The accompanying financial statements are unaudited; however, our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results to be obtained for the full fiscal year. These financial statements should be read in conjunction with our audited financial statements, and notes thereto, included in our annual report on Form 10-K for the fiscal year ended December 31, 2002.

3. Statement of Financial Accounting Standards No. 141

We allocate the purchase price of properties acquired to tangible and identified intangible assets acquired based on their fair values in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.” These fair values are derived as follows:

We record above-market and below-market in-place lease values for acquired properties based on the present value (using a market interest rate which reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancellable term of the lease for above-market leases and the initial term plus the term of the fixed rate renewal option, if any for below-market leases. We perform this analysis on a lease (tenant) by lease (tenant) basis. The capitalized above-market lease values are amortized as a reduction to rental income over the remaining non-cancellable terms of the respective leases. The capitalized below-market lease values are amortized over the initial term plus the term of the fixed rate renewal option, if any, of the respective leases.

The aggregate value of other intangible assets (in-place leases) acquired is determined by applying a fair value model. Our estimates of fair value for other intangibles (in-place leases) includes an estimate of carrying costs during the expected lease-up periods for the respective spaces considering current market conditions, and the costs to execute similar leases. In estimating the carrying costs, that would have otherwise been incurred had the leases not been in place, we include such items as real estate taxes, insurance and other operating expenses as well as lost rental revenue during the expected lease-up period based on current market conditions. Costs to execute similar leases include leasing commissions, legal and other related costs. The value of in-place leases is amortized to expense over the remaining non-cancelable term of the respective leases. Should a tenant terminate its lease, the unamortized portion of the in-place lease value would be charged to expense.

Amounts allocated to land are derived from (1) comparable sales of raw land, (2) floor area ratio (FAR) specifics of the land as compared to other developed properties (average land cost per FAR) and (3) our other local market knowledge.

Amounts allocated to buildings and improvements are calculated and recorded as if the building was vacant upon purchase as the value associated with any in-place or above or below-market leases are allocated to such as discussed above. Depreciation is computed using the straight-line method over the estimated life of 30 to 40 years for office buildings and 25 to 30 years for industrial buildings as discussed above.

During the three months ended June 30, 2003, we acquired two office properties in our Midwest Region. Based on our estimate of the fair value of each component of the real estate properties acquired during the three months ended June 30, 2003, we allocated purchase price as follows:

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(in thousands)
Below-market lease value	$(800)
In-place lease value at market	$8,829
Land	$4,611
Buildings and improvements	$18,721

4. Deferred Charges and Other Assets, Net

Deferred charges consisted of the following at June 30, 2003 and December 31, 2002:

	(in thousands)
	June 30, 2003	December 31, 2002
Deferred leasing costs, tenant improvements and in-place lease values	$251,117	$228,426
Deferred financing costs	15,326	14,526
Prepaids and other assets	8,121	6,478

	274,564	249,430
Less: accumulated amortization	(94,354)	(80,057)

	$180,210	$169,373

5. Accounts Receivable, Net

Accounts receivable consisted of the following at June 30, 2003 and December 31, 2002:

	(in thousands)
	June 30, 2003	December 31, 2002
Rents and services	$8,715	$9,191
Accruable rental income	40,171	36,198
Other	1,094	1,347

	49,980	46,736
Less: allowance for doubtful accounts	(8,883)	(7,712)

	$41,097	$39,024

6. Investments in Joint Ventures and Unconsolidated Subsidiaries

The following information summarizes the financial position at June 30, 2003 and December 31, 2002 and the results of operations for the three and six month periods ended June 30, 2003 and 2002 for the investments in which we held a non-controlling interest during the period presented:

Summary of Financial Position:	Total Assets		Total Debt (5)		Total Equity		Company’s Investment
(in thousands)	June 30, 2003	Dec. 31, 2002	June 30, 2003	Dec. 31, 2002	June 30, 2003	Dec. 31, 2002	June 30, 2003	Dec. 31, 2002
Broadmoor Austin Associates(1)	$106,077	$108,929	$141,666	$144,698	$(36,221)	$(36,436)	$3,894	$3,914
Prentiss Properties Resources(2)	—	12,406	—	—	—	6,463	—	6,299
Tysons International Partners(3)	96,235	94,873	60,278	60,628	33,842	33,161	9,534	9,763
Other Investments(4)	—	—	—	—	—	—	1,107	1,107

							$14,535	$21,083

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

For the Three Months Ended June 30, 2003 and 2002

Summary of Operations:	Total Revenue		Net Income		Company’s Share of Net Income/(Loss)
(in thousands)	2003	2002	2003	2002	2003	2002
Broadmoor Austin Associates	$5,055	$4,972	$1,210	$956	$605	$479
PPS Partners LLC (6)	—	9	—	(8)	—	(6)
Prentiss Properties Resources, Inc.	—	3,591	—	227	—	222
Tysons International Partners	3,329	3,300	427	229	107	57

Total					$712	$752

For the Six Months Ended June 30, 2003 and 2002

Summary of Operations:	Total Revenue		Net Income		Company’s Share of Net Income/(Loss)
(in thousands)	2003	2002	2003	2002	2003	2002
Broadmoor Austin Associates	$10,111	$9,944	$2,338	$2,024	$1,169	$1,013
Burnett Plaza Associates(7)	—	4,302	—	960	—	192
PPS Partners LLC (6)	—	44	—	(13)	—	(10)
Prentiss Properties Resources, Inc.	—	7,436	—	603	—	591
Tysons International Partners	6,574	6,552	676	393	169	98

Total					$1,338	$1,884

(1)	We own a 50% non-controlling interest in Broadmoor Austin Associates, an entity, which owns a seven-building, 1.1 million net rentable square foot office complex in Austin, Texas.
(2)	On March 28, 2001, Prentiss Properties Resources was incorporated under the General Corporation Law of the State of Delaware to serve as a Taxable REIT Subsidiary and provide services to our operating partnership. On March 29, 2001, Prentiss Properties Resources acquired our interest in Prentiss Properties Limited, Inc., valued at $3.9 million, along with certain other assets with a carrying amount of approximately $2.5 million. At December 31, 2002, our operating partnership held a 98% non-voting interest in Prentiss Properties Resources. Effective January 1, 2003, our operating partnership acquired the remaining 2% interest in Prentiss Properties Resources for total consideration of approximately $67,000.
(3)	In April 2001, we acquired from Brandywine Realty Trust a 25% non-controlling interest in Tysons International Partners, an entity, which owns two office properties containing 452,000 net rentable square feet in the Northern Virginia area.
(4)	Represents a 1% investment in certain real estate entities that we account for using the cost method of accounting.
(5)	The mortgage debt, all of which is non-recourse, is collateralized by the individual real estate property or properties within each venture.
(6)	PPS Partners LLC was a joint venture between our operating partnership and a third-party property owner. The third-party property owner contributed property management contracts to PPS Partners LLC. Our operating partnership through a sub-management contract managed the properties and participated in the net income of the joint venture. Effective October 2001, our operating partnership resigned the management duties of the properties.
(7)	Prior to March 2002, we owned a 20% non-controlling interest in Burnett Plaza Associates, an entity, which owns a 1.0 million net rentable square foot office building in downtown Fort Worth, Texas. On March 7, 2002, we acquired the remaining 80% interest in Burnett Plaza Associates. The summary of operations above includes the results of operations for the periods prior to our acquisition of a controlling interest on March 7, 2002.

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

7. Mortgages and Notes Payable

At June 30, 2003, we had mortgages and notes payable of $1.06 billion, excluding our proportionate share of debt from our investments in joint ventures.

The following table sets forth our mortgages and notes payable as of June 30, 2003 and December 31, 2002:

	(in thousands)
Description	June 30, 2003	December 31, 2002	Amortization	Interest Rate(3)	Maturity
Collateralized term loan	$71,187	$71,563	25 yr	LIBOR + 1.625%	September 30, 2004
Revolving credit facility	107,500	156,000	None	LIBOR + 1.500%	May 23, 2005
Unsecured term loan Commerz	75,000	75,000	None	LIBOR + 1.500%	March 16, 2006
Unsecured term loan Eurohypo	100,000	—	None	LIBOR + 1.375%	May 22, 2008
PPREFI portfolio loan	180,100	180,100	None	7.58%	February 26, 2007
Mortgage notes payable	526,999	528,364	(1)	(2)	(2)

	$1,060,786	$1,011,027

(1)	Excluding the $72.1 million financing of our Burnett Plaza property, which requires interest only payments until maturity, our mortgage notes have debt service requirements based on amortization terms ranging from 18 to 30 years.
(2)	Excluding the Burnett Plaza financing, which has an interest rate equal to LIBOR plus 215 basis points, the interest rates range from 6.63% to 8.63% with a weighted average interest rate of 7.39% at June 30, 2003. Maturity dates range from December 2003 through June 2013 with a weighted average maturity of 5.89 years from June 30, 2003.
(3)	30-day LIBOR was 1.12% at June 30, 2003.

Our mortgages and notes payable at June 30, 2003 consisted of $635.0 million of fixed rate, non-recourse, long-term mortgages and $425.8 million of floating rate debt, $250.0 million of which was hedged at June 30, 2003 with variable to fixed rate hedges.

Future scheduled principal repayments of our outstanding mortgages and notes payable are as follows:

(in thousands)
2003	$6,182
2004	99,593
2005	218,473
2006	85,266
2007	192,785
Thereafter	458,487

$1,060,786

8. Interest Rate Hedges

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

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

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

Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified to earnings. This reclassification is consistent with when the hedged items are recognized in earnings. Within the next twelve months, we expect to reclassify to earnings approximately $8.9 million of the current balance held in accumulated other comprehensive income.

The following table summarizes the notional values and fair values of our derivative financial instruments at June 30, 2003. The notional value provides an indication of the extent of our involvement in these instruments as of the balance sheet date, but does not represent exposure to credit, interest rate or market risks.

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

Notional Amount	Swap Rate Paid (Fixed)	Effective Fixed Rate	Swap Rate Received (Variable) at June 30, 2003	Swap Maturity	Fair Value
					(in thousands)
$ 50 million	1.990%	3.490%	1.12%	August 2003	$(42)
$ 50 million	6.253%	7.753%	1.12%	September 2004	(3,202)
$ 60 million	6.248%	7.748%	1.12%	September 2004	(3,839)
$ 15 million	4.345%	6.495%	1.12%	July 2005	(1,461)
$ 25 million	4.345%	6.495%	1.12%	July 2005	(877)
$ 20 million	5.985%	7.610%	1.12%	March 2006	(2,254)
$ 30 million	5.990%	7.615%	1.12%	March 2006	(3,385)
$ 50 million	2.270%	3.645%	1.12%	August 2007	141
$ 25 million	2.277%	3.652%	1.12%	August 2007	64

Total					$(14,855)

Cash payments made under our interest rate hedges exceeded cash receipts from our interest rate hedges by $2.4 million and $2.0 million for the three months ended June 30, 2003 and 2002, respectively.

9. Accounts Payable and Other Liabilities

Accounts payable and other liabilities consisted of the following at June 30, 2003 and December 31, 2002:

	(in thousands)
	June 30, 2003	December 31, 2002
Accrued interest expense	$5,333	$5,400
Accrued real estate taxes	24,741	28,494
Advance rents and deposits	17,921	19,598
Deferred compensation payable	4,468	3,927
Other liabilities	23,433	22,207

	$75,896	$79,626

10. Distributions

On June 11, 2003, we declared a cash distribution for the second quarter of 2003 in the amount of $0.56 per share, payable on July 11, 2003 to common shareholders of record on June 30, 2003. Additionally, we determined that a distribution of $0.56 per common unit would be made to the partners of the operating partnership and the holders of our Series D Convertible Preferred Shares. The distributions totaled $24.9 million and were paid July 11, 2003. In addition, quarterly distributions totaling $2.2 million in the aggregate were declared in June 2003, payable to the holders of our Series B Perpetual Preferred Units and our Series E Preferred Units. The distributions, which equate to an annualized 8.3% of the face amount of the Series B Perpetual Preferred Units and an annualized 7.5% of the face amount of the Series E Preferred Units, were paid on July 3, 2003 and July 11, 2003, respectively.

11. Supplemental Disclosure of Non-Cash Activities

During the three months ended June 30, 2003, we declared cash distributions totaling $24.9 million payable to holders of common shares, operating partnership units and Series D Convertible Preferred Shares. The distributions were paid July 11, 2003. In addition, distributions totaling $2.2 million were declared in June 2003, payable to holders of our Series B Perpetual Preferred Units and Series E Preferred Units. The distributions were paid on July 3, 2003 and July 11, 2003 to our holders of our Series B Perpetual Preferred Units and our Series E Preferred Units, respectively.

Pursuant to our long-term incentive plan, during the six months ended June 30, 2003, we issued 93,250 restricted common shares to various key employees. The shares, which had a market value of approximately $2.4 million based upon the per share price on the date of grant, were classified as unearned compensation and recorded in the shareholders’ equity section of the consolidated balance sheet. The unearned compensation is amortized quarterly as compensation expense over the three-year vesting period.

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

During the six months ended June 30, 2003, 9,693 common shares were issued pursuant to the conversion of 9,693 common units of our operating partnership. The common shares had a market value of approximately $277,000 on the conversion date.

During the six months ended June 30, 2003, we reclassified $2.2 million of our investment in securities, representing 82,500 of our common shares to common shares held in treasury. The shares are owned pursuant to a key employee deferred compensation plan. In addition, we reclassified unrealized gains on the common shares of $153,000 from accumulated other comprehensive income to common shares held in treasury, with no impact on earnings.

We marked-to-market our investments in securities and our interest rate hedges. During the six months ended June 30, 2003, we recorded an unrealized loss of $146,000 and a unrealized gain of $1.8 million on our investments in securities and interest rate hedges, respectively. The unrealized loss of $146,000 on our investment in securities includes the impact of the reclassification of $153,000 of previously recognized unrealized gains described above.

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

In connection with the acquisitions during the six months ended June 30, 2003, we assumed liabilities of approximately $1.7 million. We removed approximately $272,000 and $13,000 of receivables and other assets as a result of property sales during the period.

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

12. Segment Information

The tables below present information about segment assets, our investments in equity method investees, expenditures for additions to long-lived assets and revenues and income from continuing operations used by our chief operating decision maker as of and for the three and six month periods ended June 30, 2003 and 2002:

For the Three Months Ended June 30, 2003

(in thousands)

	Mid- Atlantic	Midwest	Southwest	Northern California	Southern California	Total Segments	Corporate Not Allocable To Segments	Consolidated Total
Revenues	$22,537	$15,281	$30,190	$11,348	$7,912	$87,268	$1,182	$88,450

Income from continuing operations	$11,591	$5,025	$11,495	$4,533	$3,728	$36,372	$(23,572)	$12,800

Additions to long-lived assets:
Development/redevelopment	$208	$1,552	$241	$2	$(190)	$1,813	$—	$1,813
Purchase of real estate	—	31,361	13	—	—	31,374	—	31,374
Capital expenditures for in-service properties	2,256	862	2,223	1,686	943	7,970	—	7,970

Total additions	$2,464	$33,775	$2,477	$1,688	$753	$41,157	$—	$41,157

Investments in equity method investees	$9,534	$—	$3,894	$—	$—	$13,428	$—	$13,428

Assets	$610,388	$411,860	$639,129	$265,672	$178,678	$2,105,727	$29,937	$2,135,664

For the Three Months Ended June 30, 2002

(in thousands)

	Mid- Atlantic	Midwest	Southwest	Northern California	Southern California	Total Segments	Corporate Not Allocable To Segments	Consolidated Total
Revenues	$20,130	$15,806	$30,810	$10,017	$8,517	$85,280	$644	$85,924

Income from continuing operations	$10,698	$6,678	$11,830	$4,292	$4,000	$37,498	$(22,261)	$15,237

Additions to long-lived assets:
Development/redevelopment	$1,475	$1,708	$716	$17	$593	$4,509	$—	$4,509
Purchase of real estate	—	—	—	—	—	—	—	—
Capital expenditures for in- service properties	1,006	487	3,236	315	1,002	6,046	—	6,046

Total additions	$2,481	$2,195	$3,952	$332	$1,595	$10,555	$—	$10,555

Investment in equity method investees	$10,088	$—	$3,922	$—	$—	$14,010	$6,240	$20,250

Assets	$588,683	$384,065	$645,360	$267,264	$205,632	$2,091,004	$33,359	$2,124,363

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2003

(in thousands)

	Mid- Atlantic	Midwest	Southwest	Northern California	Southern California	Total Segments	Corporate Not Allocable To Segments	Consolidated Total
Revenues	$44,405	$29,882	$59,122	$23,670	$15,854	$172,933	$2,780	$175,713

Income from continuing operations	$22,308	$9,203	$21,030	$10,111	$7,161	$69,813	$(43,506)	$26,307

Additions to long-lived assets:
Development/redevelopment	$1,231	$2,827	$331	$7	$(22)	$4,374	$—	$4,374
Purchase of real estate	—	31,361	28,051	—	—	59,412	—	59,412
Capital expenditures for in-service properties	3,043	1,174	4,290	2,393	1,370	12,270	—	12,270

Total additions	$4,274	$35,362	$32,672	$2,400	$1,348	$76,056	$—	$76,056

For the Six Months Ended June 30, 2002

(in thousands)

	Mid- Atlantic	Midwest	Southwest	Northern California	Southern California	Total Segments	Corporate Not Allocable To Segments	Consolidated Total
Revenues	$40,053	$31,103	$56,638	$20,515	$16,720	$165,029	$1,552	$166,581

Income from continuing operations	$20,952	$13,390	$22,827	$9,372	$7,423	$73,964	$(42,398)	$31,566

Additions to long-lived assets:
Development/redevelopment	$4,242	$5,606	$3,096	$66	$1,159	$14,169	$—	$14,169
Purchase of real estate	107,475	—	—	—	10,597	118,072	—	118,072
Capital expenditures for in-service properties	1,646	639	5,754	813	1,643	10,495	—	10,495

Total additions	$113,363	$6,245	$8,850	$879	$13,399	$142,736	$—	$142,736

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

13. Earnings per Share

We calculate earnings per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” which requires a dual presentation of basic and diluted earnings per share on the face of the income statement. Additionally, the statement requires a reconciliation of the numerator and denominator used in computing basic and diluted earnings per share. The table below presents a reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share for the three and six months ended June 30, 2003 and 2002:

(in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
Reconciliation of the numerator used for basic earnings per share	2003	2002	2003	2002
Income from continuing operations	$12,800	$15,237	$26,307	$31,566
Preferred dividends	(2,113)	(2,113)	(4,226)	(4,132)
Gain on sale of properties	778	—	1,910	—

Income from continuing operations applicable to common shareholders	$11,465	$13,124	$23,991	$27,434

Discontinued operations	(5,066)	2,104	(4,195)	3,995

Net income applicable to common shareholders	$6,399	$15,228	$19,796	$31,429

Reconciliation of the denominator used for basic earnings per share
Weighted average common shares outstanding	38,996	38,551	38,973	37,942

Basic earnings per share	$0.16	$0.40	$0.51	$0.83

Reconciliation of the numerator used for dilutive earnings per share
Income from continuing operations	$12,800	$15,237	$26,307	$31,566
Preferred dividends	(2,113)	(2,113)	(4,226)	(4,132)
Gain on sale of properties	778	—	1,910	—

Income from continuing operations applicable to common shareholders	$11,465	$13,124	$23,991	$27,434

Discontinued operations	(5,066)	2,104	(4,195)	3,995

	$6,399	$15,228	$19,796	$31,429

Reconciliation of the denominator used for dilutive earnings per share
Weighted average common shares outstanding	38,996	38,551	38,973	37,942
Preferred shares (1)	—	—	—	—
Options	208	316	155	338

Weighted average common shares and common share equivalents Outstanding	39,204	38,867	39,128	38,280

Diluted earnings per share	$0.16	$0.39	$0.51	$0.82

(1)	Preferred shares for the three and six months ended June 30, 2003 and 2002 are excluded from the denominator in calculating dilutive earnings per share as such shares were anti-dilutive for the periods; therefore, the numerator used in the calculation of dilutive earnings per share is income applicable to common shareholders for the three and six months ended June 30, 2003 and 2002.

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

14. Share-Based Compensation

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

Historically, we applied the intrinsic value based method of accounting as prescribed by APB Opinion 25 and related Interpretations in accounting for our share-based awards. Had we fully adopted Statements of Financial Accounting Standards No. 123, for awards issued prior to January 1, 2003, it would have changed our method for recognizing the cost of our plans. Had the compensation cost for our share-based compensation plans been determined consistent with Statement of Financial Accounting Standards No. 123, our net income and net income per common share for the three and six months ended June 30, 2003 and 2002 would approximate the pro forma amounts below:

	(amounts in thousands, except per share data)
Three Months Ended June 30,	As reported 2003	Pro forma 2003	As reported 2002	Pro forma 2002
SFAS No. 123 charge	$563	$623	$—	$676
APB 25 charge	$—	$—	$532	$—
Net income applicable to common shareholders	$6,399	$6,339	$15,228	$15,084
Net income per common share-basic	$0.16	$0.16	$0.40	$0.39
Net income per common share-diluted	$0.16	$0.16	$0.39	$0.39

	(amounts in thousands, except per share data)
Six Months Ended June 30,	As reported 2003	Pro forma 2003	As reported 2002	Pro forma 2002
SFAS No. 123 charge	$1,036	$1,199	$—	$984
APB 25 charge	$—	$—	$692	$—
Net income applicable to common shareholders	$19,796	$19,633	$31,429	$31,137
Net income per common share-basic	$0.51	$0.50	$0.83	$0.82
Net income per common share-diluted	$0.51	$0.50	$0.82	$0.81

The effects of applying Statement of Financial Accounting Standards No. 123 in this pro forma disclosure are not indicative of future amounts.

15. Recently Issued Accounting Pronouncements

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

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

Prentiss Properties Resources was incorporated in March 2001 to serve as a Taxable REIT Subsidiary and provide management and other services to our operating partnership and third-party clients. The management services business serves a broad base of clients, including major financial institutions and pension funds, large corporate users, real estate advisory firms and real estate investment groups. Through Prentiss Properties Resources, we offer a full range of fee-based services, including property management, leasing, tenant construction, insurance, accounting, tax, acquisition, disposition, facilities management, and corporate and asset management services. At December 31, 2002 Prentiss Properties Resources had net assets totaling $6.5 million. Our investment totaled $6.3 million representing our maximum exposure to loss as a result of our involvement with Prentiss Properties Resources.

Effective January 1, 2003, we acquired the remaining outstanding interest in Prentiss Properties Resources for consideration of approximately $67,000. As a result of this transaction, effective January 1, 2003, the accounts of Prentiss Properties Resources are consolidated with and into the accounts of our operating partnership. Had this transaction not occurred, Prentiss Properties Resources would have been subject to consolidation as prescribed in this interpretation.

We are currently evaluating whether our equity investments in Broadmoor Austin Associates and Tysons International Partners qualify as variable interest entities and if so, determining whether we are the primary beneficiary, thus requiring consolidation. Regardless, we do not anticipate that the provisions of FASB Interpretation No. 46 will have a material impact on our financial condition and results of operations.

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

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. We believe that the impact from the implementation of this statement will not have a material impact on our financial statements.

16. Subsequent Events

On July 24, 2003 we completed the sale of nine office properties containing 644,000 net rentable square feet to an unrelated third party. The sale, which included all of our properties in the Atlanta, Georgia area, represented an exit from the Atlanta market. Gross proceeds from the sale totaled approximately $40.1 million which were used to repay a portion of our outstanding borrowings under our revolving credit facility. In accordance with Statement of Financial Accounting Standards No. 144, during the three months ended June 30, 2003, we recorded a loss on impairment of $1.8 million representing the amount by which the carrying amount of the property exceeded our estimate of fair value less cost to sell. The loss on impairment is included in the line item “income from discontinued operations” in our consolidated statement of income for the three and six months ended June 30, 2003.

On August 13, 2003, we agreed to sell 2.3 million common shares, which included 300,000 common shares to cover the underwriters’ over-allotment option, at $28.90 per share, net of underwriting discounts. The closing is expected to occur on August 18, 2003. The offering is pursuant to our universal shelf Registration Statement on Form S-3, File No. 333-49433, as amended, which was declared

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

effective by the SEC on July 29, 2002. After deducting underwriting discounts and commissions of $1.2 million and estimated offering expenses, we will receive net offering proceeds of approximately $57.5 million.

We will contribute the net proceeds of the sale of the common shares to the operating partnership in exchange for additional common units of limited partnership interest in the operating partnership. In July 2003, we entered into a contract to purchase one office property in Virginia containing approximately 228,000 net rentable square feet for approximately $51.0 million. We expect the closing of the transaction, which is subject to satisfactory completion of due diligence, to occur during the third quarter of 2003. Our operating partnership intends to use a portion of the net proceeds to purchase this property. The operating partnership will use the remaining net proceeds, or if this acquisition does not close, all the net proceeds, to acquire additional office properties as suitable opportunities arise or to redeem, in part, its outstanding 8.30% Series B cumulative redeemable perpetual preferred units at a redemption price of $50.00 per Series B preferred unit plus accumulated and unpaid dividends. Although we monitor and evaluate acquisition opportunities on an ongoing basis, we have no other present agreements, commitments or understandings with respect to the acquisition of any office properties at this time.

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

As of June 30, 2003, we owned interests in a diversified portfolio of 138 primarily suburban Class A office and suburban industrial properties as follows:

	Number of Buildings	Net Rentable Square Feet
		(in millions)
Office properties	107	15.5
Industrial properties	31	2.3

Total	138	17.8

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

Our organization consists of a corporate office located in Dallas, Texas and five regional offices each of which operates under the guidance of a member of our senior management team. The following table presents second quarter 2003 regional revenues and the 12 markets in which our properties were located as of June 30, 2003, with the first market being the location of each regional office:

Region	Revenues	Market
Mid-Atlantic	$22,537	Metropolitan Washington DC, Atlanta
Midwest	15,281	Chicago, Suburban Detroit
Southwest	30,190	Dallas/Fort Worth, Austin, Denver, Houston
Northern California	11,348	Oakland, Sacramento
Southern California	7,912	San Diego, Los Angeles

Total	$87,268

In addition to the $87.3 million of regional revenues, during the three months ended June 30, 2003, we recognized $1.2 million of revenue which was not allocated to our regions.

Subsequent to June 30, 2003, we disposed of all of our properties in Atlanta, Georgia consisting of nine properties containing 644,000 net rentable square feet and as a result, exited the Atlanta market.

At June 30, 2003, we had 16.2 million square feet of in-place leases representing 91% of the net rentable square feet of our properties. Our leases range in term from 1 month to 20 years with an average term of 5 to 7 years. The 16.2 million square feet of in-place leases expire as follows:

(square feet in thousands)	Square Feet
2003	719	4.4%
2004	2,474	15.3%
2005	1,872	11.6%
2006	2,049	12.7%
2007	2,116	13.1%
Thereafter	6,922	42.9%

Total	16,152	100.0%

If one or more tenants fail to pay their rent due to bankruptcy, weakened financial condition or otherwise, our income, cash flow and ability to make distributions would be negatively impacted. At any time, a tenant may seek the protection of the bankruptcy laws, which could result in delays in rental payments or in the rejection and termination of such tenant leases.

On July 21, 2002, WorldCom, Inc. announced that WorldCom and substantially all of its active U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Code in the United States Bankruptcy Court. At the time of the announcement, WorldCom subsidiaries had operating leases totaling approximately 272,000 net rentable square feet in six of our properties. To date, we have received formal notice of rejection of approximately 96,000 net rentable square feet of WorldCom related leases and are negotiating the terms whereby Worldcom will reject an additional 106,576 net rentable square feet effective August 15, 2003.

Subsequent to August 15, 2003, we will have three remaining office lease agreements with WorldCom subsidiaries representing approximately 51,377 net rentable square feet in three of our office properties. Annualized base rental revenue from the three remaining leases equates to approximately $1.2 million, or less than 0.4% of our annualized base rental revenue. All rent due as of June 30, 2003 under the office lease agreements, with the exception of approximately $32,000, has been collected. Accruable rental income related to all WorldCom related office leases totaled approximately $339,000 at June 30, 2003, all of which was reserved at June 30, 2003. 18,039 of the net rentable square feet of the WorldCom related office leases were recently renewed. The remaining WorldCom leases, totaling 51,377 net rentable square feet, expire as follows: 4,840 square feet expire in April 2006; 28,498 square feet expire in December 2006; and 18,039 expire in July 2008. Base rental rates under these leases range from $21.00 per square foot to $27.86 per square foot. In addition to the office lease agreements, we have rooftop antenna lease agreements with WorldCom subsidiaries. These leases expire at various dates through June 30, 2008. Annualized rent from these leases equates to approximately $235,000.

As of the date of this filing, we are uncertain whether the remaining leases will be accepted or rejected in the bankruptcy proceedings or whether WorldCom or its subsidiaries will continue to pay in accordance with their lease terms.

Second Quarter 2003 Transactions

On May 8, 2003, we acquired from an unrelated third party the 410 Warrenville Road building, a 60,434 net rentable square foot office property located in the Chicago, Illinois area for gross proceeds of approximately $8.7 million. The acquisition was funded with proceeds from our revolving credit facility.

On May 28, 2003, we completed a sale/exchange of our interest in a parcel of land located adjacent to one of our Chicago office properties. In the transaction, we exchanged our ownership interest in the land for $1.0 million cash and upon completion of the parking garage to be constructed on the site, we will receive structured parking stalls valued at $3.2 million. The parking stalls will be used by tenants within our office property. We recognized a gain on sale from the transaction of $778,000. Proceeds from the transaction were used to repay a portion of the outstanding borrowings under our revolving credit facility.

On June 18, 2003, we acquired from an unrelated third party the Corporate Lakes III building, a 124,327 net rentable square foot office property located in the Chicago, Illinois area for gross proceeds of approximately $22.2 million. The acquisition was funded with proceeds from our revolving credit facility.

On June 26, 2003, we completed the sale of two office properties containing 339,000 net rentable square feet to an unrelated third party. The sale, which included two of the remaining three properties we own in the Houston, Texas area, resulted in gross proceeds of $16.0 million and a loss on sale of $4.5 million. The proceeds from the sale were used to repay a portion of the outstanding borrowings under our revolving credit facility. Also during the period, we committed to a plan to sell nine office properties, totaling 644,000 net rentable square feet, representing all of our properties located in the Atlanta, Georgia area. As a result, we recorded a loss on impairment of real estate of $1.8 million, representing the amount by which the carrying amount of the properties exceeds our estimate of the fair value of the properties, less cost to sell. The nine properties were subsequently sold on July

24, 2003 for gross proceeds totaling $40.1 million. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective for financial statements issued for fiscal years beginning after December 15, 2001, income and gain/(loss) for real estate properties sold and real estate properties held for sale are to be reflected in the consolidated statements of income as discontinued operations. Below is a summary of our combined results of operations from the properties disposed of during the period and those properties held for sale at June 30, 2003. The summary includes the results of operations before gain/(loss) for the three and six months ended June 30, 2003 and 2002, respectively.

Discontinued Operations:	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2003	2002	2003	2002
Property revenues:
Rental income	$3,720	$6,232	$7,653	$12,270

Property revenues	3,720	6,232	7,653	12,270

Property expenses:
Property operating and maintenance	1,450	1,911	3,060	3,888
Real estate taxes	169	528	551	1,061
Depreciation and amortization	1,026	1,607	2,063	3,167

Property expenses	2,645	4,046	5,674	8,116

Loss on impairment of real estate	(1,792)	—	(1,792)	—

Income/(loss) from discontinued operations	$(717)	$2,186	$187	$4,154

On May 22, 2003, we completed a $100.0 million, 5-year unsecured term loan with a group of lenders headed by Eurohypo AG, as administrative agent. The loan requires interest only payments until maturity. Currently, interest is computed using a rate equal to 30-day LIBOR plus 137.5 basis points. The spread over 30-day LIBOR can fluctuate between 112.5 basis point and 162.5 basis points depending upon a quarterly computation of our ratio of total indebtedness to total assets.

On June 19, 2003, we completed two four-year interest rate swaps in the notional amounts of $50.0 million and $25.0 million. The interest rate swaps effectively lock in our cost of funds at 2.27% and 2.277% (before the spread over LIBOR) on $50.0 million and $25.0 million of our variable rate borrowings, respectively. Had the swaps been in effect on June 30, 2003, the effective interest rate would have been 3.645% and 3.652%, respectively, as of June 30, 2003. The interest rate swaps effectively convert in the aggregate, $75.0 million of our variable rate borrowings to fixed rate borrowings. The interest rate swap agreements have an effective date of August 1, 2003 and mature August 1, 2007.

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

Impairment of long-lived assets and long-lived assets to be disposed of

Real estate, leasehold improvements and land holdings are classified as long-lived assets held for sale or long-lived assets to be held and used. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we record assets held for sale at the lower of the carrying amount or fair value, less cost to sell. As of June 30, 2003, we classified nine properties containing 644,000 net rentable square feet in the Atlanta area as held for sale. During the period, we recognized an impairment loss of $1.8 million representing the difference between the carrying amount of the properties and our estimate of fair value, less cost to sell. With respect to assets classified as held and used, we periodically review these assets to determine whether our carrying amount will be recovered. All of our long-lived assets, with the exception of the nine Atlanta properties, were classified as held and used at June 30, 2003. Our operating real estate, which comprises the majority of our long-lived assets, had a carrying amount of $1.8 billion at June 30, 2003. A long-lived asset is considered impaired if its carrying amount exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Upon impairment, we would recognize an impairment loss to reduce the carrying value of the long-lived asset to our estimate of its fair value. Our estimate of fair value and cash flows to be generated from our properties requires us to make assumptions related to future occupancy of our properties, future rental rates, tenant concessions, operating expenditures, property taxes, capital improvements, the ability of our tenants to perform pursuant to their lease obligations, the holding period of our properties and the proceeds to be generated from the eventual sale of our properties. If one or more of our assumptions proves incorrect or if our assumptions change, the recognition of an impairment loss on one or more properties may be necessary in the future. With respect to assets classified as held and used, we did not recognize any impairment during the three months ended June 30, 2003.

Allowance for doubtful accounts

Accounts receivable are reduced by an allowance for amounts that we estimate to be uncollectible. Our receivable balance is comprised primarily of accrued rental rate increases to be received over the life of in-place leases as well as rents and operating cost recoveries due from tenants. We regularly evaluate the adequacy of our allowance for doubtful accounts considering such factors as credit quality of our tenants, delinquency of payment, historical trends and current economic conditions. At June 30, 2003, we had total receivables of $50.0 million and an allowance for doubtful accounts of $8.9 million, resulting in a net receivable balance of $41.1 million. Of the $50.0 million in total receivables, $40.2 million represents accrued rental rate increases to be received over the life of in-place leases. It is our policy to reserve all outstanding receivables that are 90-days past due along with a portion of the remaining receivable balance that we feel is uncollectible based on our evaluation of the outstanding receivable balance. In addition, we increase our allowance for doubtful accounts for accrued rental rate increases, if we determine such future rent is uncollectible. Actual results may differ from these estimates under different assumptions or conditions. If our assumptions, regarding the collectibility of accounts receivable, prove incorrect, we may experience write-offs in excess of our allowance for doubtful accounts. The table below presents bad debt expense recognized during the three months ended June 30, 2003 and 2002, which includes increases or decreases to our allowance for doubtful accounts. The table also presents our allowance for doubtful accounts at June 30, 2003 and 2002.

	Three Months Ended June 30,
(in thousands)	2003	2002
Bad debt expense	$610	$1,742
Less: Bad debts realized during the period	109	139

Increase/(decrease) in allowance for doubtful accounts	$501	$1,603

Allowance for doubtful accounts at period end	$8,883	$5,787

Depreciable lives applied to real estate assets and improvements to real estate assets

Depreciation on buildings and improvements is provided under the straight-line method over an estimated useful life of 30 to 40 years for office buildings and 25 to 30 years for industrial buildings. Significant betterments made to our real estate assets are capitalized and depreciated over the estimated useful life of the betterment. If our estimate of useful lives proves to be materially incorrect, the depreciation and amortization expense that we currently recognize would also prove to be materially incorrect. A change in our estimate of useful lives would therefore, result in either an increase or decrease in depreciation and amortization expense and thus, an decrease or increase in earnings. The table below presents real estate related depreciation and amortization expense, including real estate depreciation and amortization included in discontinued operations, for the three months ended June 30, 2003 and 2002:

	Three Months Ended June 30,
(in thousands)	2003	2002
Real estate depreciation and amortization	$19,466	$18,989

Initial recognition, measurement and allocation of the cost of real estate acquired

We allocate the purchase price of properties acquired to tangible and identified intangible assets acquired based on their fair values in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.” These fair values are derived as follows:

We record above-market and below-market in-place lease values for acquired properties based on the present value (using a market interest rate which reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancellable term of the lease for above-market leases and the initial term plus the term of the fixed rate renewal option, if any for below-market leases. We perform this analysis on a lease (tenant) by lease (tenant) basis. The capitalized above-market lease values are amortized as a reduction to rental income over the remaining non-cancellable terms of the respective leases. The capitalized below-market lease values are amortized over the initial term plus the term of the fixed rate renewal option, if any, of the respective leases.

The aggregate value of other intangible assets (in-place leases) acquired is determined by applying a fair value model. Our estimates of fair value for other intangibles (in-place leases) includes an estimate of carrying costs during the expected lease-up periods for the respective spaces considering current market conditions, and the costs to execute similar leases. In estimating the carrying costs, that would have otherwise been incurred had the leases not been in place, we include such items as real estate taxes, insurance and other operating expenses as well as lost rental revenue during the expected lease-up period based on current market conditions. Costs to execute similar leases include leasing commissions, legal and other related costs. The value of in-place leases is amortized to expense over the remaining non-cancelable term of the respective leases. Should a tenant terminate its lease, the unamortized portion of the in-place lease value would be charged to expense.

Amounts allocated to land are derived from (1) comparable sales of raw land, (2) floor area ratio (FAR) specifics of the land as compared to other developed properties (average land cost per FAR) and (3) our other local market knowledge.

Amounts allocated to buildings and improvements are calculated and recorded as if the building was vacant upon purchase as the value associated with any in-place or above or below-market leases are allocated to such as discussed above. Depreciation is computed using the straight-line method over the estimated life of 30 to 40 years for office buildings and 25 to 30 years for industrial buildings as discussed above.

During the three months ended June 30, 2003, we acquired two office properties in our Midwest Region. Based on our estimate of the fair value of each component of the real estate properties acquired during the three months ended June 30, 2003, we allocated purchase price as follows:

(in thousands)
Below-market lease value	$(800)
In-place lease value at market	$8,829
Land	$4,611
Buildings and improvements	$18,721

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

Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we use interest rate swaps as part of our cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without the exchange of the underlying principal amount. During the three months ended June 30, 2003, such derivatives were used to hedge the variable cash flows associated with a portion of our variable-rate debt.

As of June 30, 2003, we did not have any derivatives designated as fair value hedges. Additionally, we do not use derivatives for trading or speculative purposes and currently, we do not have any derivatives that are not designated as hedges.

To determine the fair value of our derivative instruments, we use a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. For the majority of financial instruments including most derivatives, standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost, and termination cost are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized. Future cash inflows or outflows from our derivative instruments depend upon future borrowing rates. If assumptions about future borrowing rates prove to be materially incorrect, the recorded value of these agreements could also prove to be materially incorrect. Because we use the derivative instruments to hedge our exposure to variable interest rates, thus effectively fixing a portion of our variable interest rates, the impact of changes in future borrowing rates could result in our interest expense being either higher or lower than might otherwise have been incurred on our variable-rate borrowings had the rates not been fixed. The table below presents the amount by which cash payments made under our interest rate swap agreements exceeded cash receipts from our agreements during the three months ended June 30, 2003 and 2002. The table also presents the estimated fair value of our in-place swap agreements as of June 30, 2003 and 2002.

(in thousands)	Three Months Ended June 30,
Net cash paid under our interest rate swap agreements	$2,354	$2,018
Fair value of interest rate swaps at June 30, 2003	$(14,855)	$(12,069)

Results of Operations

Comparison of the three months ended June 30, 2003 to the three months ended June 30, 2002

The table below presents our consolidated statements of income for the three months ended June 30, 2003 and 2002:

Consolidated Statements of Income	Three Months Ended June 30,
(in thousands)	2003	2002
Revenues:
Rental income	$84,203	$84,874
Service business and other income	4,247	1,050

	88,450	85,924

Expenses:
Property operating and maintenance	21,163	20,718
Real estate taxes	9,733	10,930
General and administrative and personnel cost	3,232	2,489
Operating expenses of service business	2,902	—
Interest expense	17,712	16,780
Amortization of deferred financing costs	536	412
Depreciation and amortization	18,508	17,399

	73,786	68,728

Income from continuing operations before minority interests and equity in income of joint ventures and unconsolidated subsidiaries	14,664	17,196

Minority interests	(2,576)	(2,711)
Equity in income of joint ventures and unconsolidated subsidiaries	712	752

Income from continuing operations	12,800	15,237

Discontinued operations:
Income from discontinued operations	(717)	2,186
Loss on sale of properties	(4,542)	—
Minority interests related to discontinued operations	193	(82)

	(5,066)	2,104

Income before gain on sale of properties	7,734	17,341

Gain on sale of properties	778	—

Net income	$8,512	$17,341
Preferred dividends	(2,113)	(2,113)

Net income applicable to common shareholders	$6,399	$15,228

Included below is a discussion of the significant events or transactions that have impacted our results of operations when comparing the three months ended June 30, 2003 to the three months ended June 30, 2002.

Acquisition of Real Estate. During the period April 1, 2002 through June 30, 2003, we acquired four office properties containing in the aggregate approximately 787,000 net rentable square feet. The properties include the 12601 Fair Lakes Circle building in our Mid-Atlantic Region, the Park West C-3 building in our Southwest Region and the 410 Warrenville Road and Corporate Lakes III buildings in our Midwest Region. The 12601 Fair Lakes Circle building was acquired November 18, 2002 for gross proceeds of approximately $55.0 million and contains approximately 264,000 net rentable square feet. The Park West C-3 building was acquired on February 4, 2003 for gross proceeds of approximately $28.0 million and contains approximately 339,000 net rentable square feet. The 410 Warrenville Road building was acquired on May 8, 2003 for gross proceeds of approximately $8.7 million and contains approximately 60,000 net rentable square feet. The Corporate Lakes III building was acquired on June 18, 2003 for gross proceeds of approximately $22.2 million and contains approximately 124,000 net rentable square feet.

Leasing of Development Projects. Our results of operations, for the three months ended June 30, 2003, have been bolstered by the contribution of several development projects. The projects include approximately 182,000 net rentable square feet in our Mid-Atlantic Region, 223,000 net rentable square feet in our Southwest Region and 40,000 net rentable square feet in our Southern California Region. The projects were approximately 61% leased and rent paying for the three month period ended June 30, 2003 compared to approximately 48% for the three month period ended June 30, 2002.

Real Estate Dispositions. During the period April 1, 2002 through June 30, 2003, we disposed of seven industrial properties containing 875,000 net rentable square feet and five office properties containing 533,000 net rentable square feet. The industrial properties were sold on September 10, 2002 and included all of the industrial properties within our Mid-Atlantic Region. Three office properties containing 194,000 net rentable square feet were sold on October 17, 2002 and represented our only office holdings within the Los Angeles area, a market within our Southern California Region. The remaining 339,000 net rentable square feet included the disposition on June 26, 2003 of two office properties within our Southwest Region. The sales resulted in aggregate gross proceeds of approximately $72.0 million which were used to repay a portion of the outstanding borrowings under our revolving credit facility.

Other Significant Real Estate Transactions. On November 22, 1999, we acquired 123 North Wacker, a 537,000 net rentable square foot office property located in our Midwest Region for a purchase price of approximately $87.3 million. The property was primarily leased to a single tenant whose intention was to vacate the property in September 2001 upon the expiration of the in-place lease. Our intention was to convert and market the building for lease as a multi-tenant property. The property, which was vacated as intended, is currently approximately 82% leased as compared to 61% leased at June 30, 2002.

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

The following is a discussion of the material changes in our consolidated statements of income and a discussion of the impact that the significant events or transactions, as described above, had on one or more line items of our consolidated statements of income when comparing the three months ended June 30, 2003 to the three months ended June 30, 2002.

Rental Income. Rental income decreased by $671,000, or .8%, from $84.9 million to $84.2 million. The real estate acquisitions and development properties coming on-line resulted in increases of $3.3 million and $741,000, respectively. The leasing of our 123 North Wacker property resulted in an increase of $661,000. These increases were offset by a decrease of $5.4 million from our other properties relating primarily to occupancy declines in our portfolio.

Property Operating and Maintenance. Property operating and maintenance costs increased by $445,000, or 2.1%, from $20.7 million to $21.2 million. The real estate acquisitions and development properties coming on-line resulted in increases of $840,000 and $340,000, respectively. The leasing of our 123 North Wacker property resulted in an increase of $120,000. Property operating and maintenance expenses related to our other properties decreased by $855,000 relating primarily to a decrease in bad debt expense during the period.

Real Estate Taxes. Real estate taxes decreased $1.2 million, or 11.0%, from $10.9 million to $9.7 million. Real estate acquisitions resulted in an increase of $375,000. The increase was offset by a decrease of $121,000 related to our 123 North Wacker property and a decrease related to our other properties of $1.4 million. The decreases primarily resulted from real estate tax refunds received and lower estimates of current year taxes resulting from lower property tax assessments across our portfolio.

Service Business and Other Income/Operating Expenses of Service Business. Service business and other income and the operating expenses of service business increased as a result of the acquisition of the remaining interest in Prentiss Properties Resources and the resulting consolidation of the accounts with and into the accounts of the operating partnership. During the three months ended June 30, 2002, our proportionate share of the results of operations of Prentiss Properties Resources were included in the line item “equity in income of joint ventures and unconsolidated subsidiaries” in our consolidated statement of income.

Interest Expense. Interest expense increased by $932,000, or 5.6%, from $16.8 million to $17.7 million, primarily as a result of an increase in weighted average borrowings outstanding for the three months ended June 30, 2003 compared to the three months ended June 30, 2002, accompanied by a decrease in capitalized interest from $592,000 for the three months ended June 30, 2002 to $0 for the three months ended June 30, 2003. The increase was partially offset by a decrease in the weighted average interest rate paid on outstanding borrowings from 6.59% to 6.52% for the respective periods.

Depreciation and Amortization. Depreciation and amortization increased by $1.1 million, or 6.4%, from $17.4 million to $18.5 million. The real estate acquisitions and development properties coming on-line resulted in increases of $797,000 and $291,000, respectively. The leasing of our 123 North Wacker property resulted in an increase of $114,000. Other properties decreased by $147,000.

Minority Interests. Minority interests decreased by $135,000, or 5.0%, from $2.7 million to $2.6 million, primarily due to the minority interest holders proportionate share of the decrease in net income before discontinued operations and minority interests from $17.9 million for the three months ended June 30, 2002 to $16.2 million for the three months ended June 30, 2003.

Discontinued Operations. Discontinued operations decreased by $7.2 million, from $2.1 million for the three months ended June 30, 2002 to negative $5.1 million for the three months ended June 30, 2003. The decrease resulted from the recognition, during the three months ended June 30, 2003, of a loss on sale of real estate of $4.5 million and an impairment loss of $1.8 million accompanied by the shortened period of time the assets were included in our portfolio in 2003 versus 2002.

Gain on Sale of Properties. The gain on sale of properties of $778,000 resulted from the sale in May 2003 of a parcel of land in our Midwest Region.

Results of Operations

Comparison of the six months ended June 30, 2003 to the six months ended June 30, 2002

The table below presents our consolidated statements of income for the six months ended June 30, 2003 and 2002:

Consolidated Statements of Income	Six Months Ended June 30,
(in thousands)	2003	2002
Revenues:
Rental income	$167,111	$164,038
Service business and other income	8,602	2,543

	175,713	166,581

Expenses:
Property operating and maintenance	42,231	39,048
Real estate taxes	19,628	20,872
General and administrative and personnel cost	5,628	5,242
Operating expenses of service business	5,121	—
Interest expense	34,780	32,916
Amortization of deferred financing costs	1,045	814
Depreciation and amortization	37,097	32,484

	145,530	131,376

Income from continuing operations before minority interests and equity in income of joint ventures and unconsolidated subsidiaries	30,183	35,205

Minority interests	(5,214)	(5,523)
Equity in income of joint ventures and unconsolidated subsidiaries	1,338	1,884

Income from continuing operations	26,307	31,566

Discontinued operations:
Income from discontinued operations	187	4,154
Loss on sale of properties	(4,542)	—
Minority interests related to discontinued operations	160	(159)

	(4,195)	3,995
Income before gain on sale of properties	22,112	35,561

Gain on sale of properties	1,910	—

Net income	$24,022	$35,561
Preferred dividends	(4,226)	(4,132)

Net income applicable to common shareholders	$19,796	$31,429

Included below is a discussion of the significant events or transactions that have impacted our results of operations when comparing the six months ended June 30, 2003 to the six months ended June 30, 2002.

Acquisition of Real Estate. Prior to March 2002, we owned a 20% non-controlling interest in the joint venture owning the Burnett Plaza property, a 1.0 million net rentable square foot office building located in our Southwest Region. Our 20% interest was accounted for using the equity method of accounting and thus, our share of the results of operations from the property were included in the line item “equity in income of joint ventures and unconsolidated subsidiaries” in our consolidated statement of income. On March 7, 2002, we purchased from Burnett Plaza – VEF III, L.P., an affiliate of Lend Lease Real Estate Investments, its 80% interest in the joint venture for a purchase price of approximately $51.2 million. Subsequent to this purchase, the results of operations for the Burnett Plaza property are consolidated into the results of operations of our operating partnership.

In addition to the acquisition of the Burnett Plaza property, during the period January 1, 2002 through June 30, 2003, we acquired four office properties containing in the aggregate approximately 787,000 net rentable square feet. The properties include the 12601 Fair Lakes Circle building in our Mid-Atlantic Region, the Park West C3 building in our Southwest Region and the 410 Warrenville and Corporate Lakes III buildings in our Midwest Region.

Leasing of Development Projects. Our results of operations, for the six months ended June 30, 2003, have been bolstered by the contribution of several development projects. The projects include approximately 182,000 net rentable square feet in our Mid-Atlantic Region, 223,000 net rentable square feet in our Southwest Region and 40,000 net rentable square feet in our Southern California Region. The projects were approximately 63% leased and rent paying for the six month period ended June 30, 2003 compared to approximately 48% for the six month period ended June 30, 2002.

Real Estate Dispositions. During the period January 1, 2002 through June 30, 2003, we disposed of seven industrial properties containing 875,000 net rentable square feet and five office properties containing 533,000 net rentable square feet. The industrial properties were sold on September 10, 2002 and included all of the industrial properties within our Mid-Atlantic Region. Three office properties containing 194,000 net rentable square feet were sold on October 17, 2002 and represented our only office holdings within the Los Angeles area, a market within our Southern California Region. The remaining 339,000 net rentable square feet included the disposition on June 26, 2003 of two office properties within our Southwest Region. The sales resulted in aggregate gross proceeds of approximately $72.0 million which were used to repay a portion of the outstanding borrowings under our revolving credit facility.

Other Significant Real Estate Transactions. On November 22, 1999, we acquired 123 North Wacker, a 537,000 net rentable square foot office property located in our Midwest Region for a purchase price of approximately $87.3 million. The property was primarily leased to a single tenant whose intention was to vacate the property in September 2001 upon the expiration of the in-place lease. Our intention was to convert and market the building for lease as a multi-tenant property. The property, which was vacated as intended, is currently approximately 82% leased as compared to 61% leased at June 30, 2002.

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

The following is a discussion of the material changes in our consolidated statements of income and a discussion of the impact that the significant events or transactions, as described above, had on one or more line items of our consolidated statements of income when comparing the six months ended June 30, 2003 to the six months ended June 30, 2002.

Rental Income. Rental income increased by $3.1 million, or 1.9%, from $164.0 million to $167.1 million. The real estate acquisitions and development properties coming on-line resulted in increases of $10.2 million and $1.4 million, respectively. The leasing of our 123 North Wacker property resulted in an increase of $1.6 million. These increases were partially offset by a decrease of $10.1 million from our other properties relating primarily to occupancy declines in our portfolio.

Property Operating and Maintenance. Property operating and maintenance costs increased by $3.2 million, or 8.2%, from $39.0 million to $42.2 million. The real estate acquisitions and development properties coming on-line resulted in increases of $2.6 million and $859,000, respectively. The leasing of our 123 North Wacker property resulted in an increase of $527,000 and property operating and maintenance expenses related to our other properties decreased by $811,000 relating primarily to a decrease in bad debt expense during the period.

Real Estate Taxes. Real estate taxes decreased $1.2 million, or 6.0%, from $20.8 million to $19.6 million. Real estate acquisitions and development properties coming on-line resulted in increases of $693,000 and $7,000, respectively. The leasing of our 123 North Wacker property resulted in an increase of $242,000. The increases were offset by a decrease in our other properties of $2.2 million primarily as a result of real estate tax refunds received and lower estimates of current year taxes resulting from lower property tax assessments across our portfolio.

Service Business and Other Income/Operating Expenses of Service Business. Service business and other income and the operating expenses of service business increased as a result of the acquisition of the remaining interest in Prentiss Properties Resources and the resulting consolidation of the accounts with and into the accounts of the operating partnership. During the six months ended June 30, 2002, our proportionate share of the results of operations of Prentiss Properties Resources were included in the line item “equity in income of joint ventures and unconsolidated subsidiaries” in our consolidated statement of income.

Interest Expense. Interest expense increased by $1.9 million, or 5.7%, from $32.9 million to $34.8 million, primarily as a result of an increase in weighted average borrowings outstanding for the six months ended June 30, 2003 compared to the six months ended June 30, 2002, accompanied by a decrease in capitalized interest from $2.4 million for the six months ended June 30, 2002 to $416,000 for the six months ended June 30, 2003. The increase was partially offset by a decrease in the weighted average interest rate paid on outstanding borrowings from 6.71% to 6.56% for the respective periods.

Depreciation and Amortization. Depreciation and amortization increased by $4.6 million, or 14.2%, from $32.5 million to $37.1 million. The real estate acquisitions and development properties coming on-line resulted in increases of $2.1 million and $1.2 million, respectively. The leasing of our 123 North Wacker property resulted in an increase of $626,000. Our other properties increased by $543,000 which is attributable to increases in depreciation and amortization of leasehold improvements which results from leasing activity incurred subsequent to our acquisition of these properties.

Minority Interests. Minority interests decreased by $309,000, or 5.6%, from $5.5 million to $5.2 million, primarily due to the minority interest holders proportionate share of the decrease in net income before discontinued operations and minority interests from $37.1 million for the six months ended June 30, 2002 to $33.4 million for the six months ended June 30, 2003.

Discontinued Operations. Discontinued operations decreased by $8.2 million, from $4.0 million for the six months ended June 30, 2002 to negative $4.2 million for the three months ended June 30, 2003. The decrease resulted from the recognition, during the six months ended June 30, 2003, of a loss on sale of real estate of $4.5 million and an impairment loss of $1.8 million accompanied by the shortened period of time the assets were included in our portfolio in 2003 versus 2002.

Gain on Sale of Properties. The gain on sale of properties of $1.9 million resulted from the sale of two land parcels during the six months ended June 30, 2003.

Liquidity and Capital Resources

Cash and cash equivalents were $7.4 million and $5.1 million at June 30, 2003 and December 31, 2002, respectively. The increase in cash and cash equivalents is a result of net cash provided by operating activities exceeding net cash used in investing and financing activities.

Cash flows provided by operating activities totaled $59.8 million for the six months ended June 30, 2003, compared to $73.2 million for the six months ended June 30, 2002. The change in cash flows from operating activities is attributable to (1) the factors discussed in our analysis of results of operations for the six months ended June 30, 2003 compared to June 30, 2002 and (2) the timing of receipt of revenues and payment of expenses.

Net cash used in investing activities totaled $55.2 million for the six months ended June 30, 2003 compared to $131.2 million for the six months ended June 30, 2002. The decrease in net cash used in investing activities of $76.0 million is due primarily to a decrease of $48.3 million in cash used to purchase real estate and mortgage loans, a decrease of $9.8 million in cash used in the development and redevelopment of real estate, accompanied by an increase of $18.9 million in cash received from the sale of real estate.

Net cash used in financing activities totaled $2.3 million for the six months ended June 30, 2003 compared to cash provided of $58.8 million for the six months ended June 30, 2002. The decrease in net cash from financing activities of $61.0 million is due primarily to net borrowings of $107.0 million for the six months ended June 30, 2002 compared to net borrowings of $49.8 million for the six months ended June 30, 2003, a decrease in cash generated from the sale of common shares of $50.4 million, offset by cash used of $50.5 million during the six months ended June 30, 2002 for the repurchase of our outstanding Series C Cumulative Redeemable Perpetual Preferred Units.

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

Debt Financing

As of June 30, 2003, we had outstanding total indebtedness, including our pro rata share of joint venture debt, of approximately $1.1 billion, or approximately 44.4% of total market capitalization based on a common share price of $29.99 per common share. The amount of indebtedness that we may incur, and the policies with respect thereto, are not limited by our declaration of trust and bylaws, and are solely within the discretion of our board of trustees, limited only by various financial covenants in our credit agreements. Our credit agreements limit total indebtedness to 55% of total assets and require an interest coverage ratio of at least 2 to 1.

We have in place a $300 million unsecured revolving credit facility with a group of 12 banks. The facility, which was renewed in May 2002, matures in May 2005. The facility has a current interest rate of LIBOR plus 150 basis points and can vary between 125 basis points and 175 basis points depending on our leverage. Additionally, we are required to pay an average unused commitment fee of 25 basis points per annum if the unused portion of the credit facility is greater than $200 million. The fee is reduced to 20 basis points per annum if the unused portion is less than or equal to $200 million, but greater than $100 million. The fee is further reduced to 15 basis points per annum if the unused portion is less than or equal to $100 million. During the three months ended June 30, 2003, we had net repayments of borrowings under our credit facility of $94.0 million and an outstanding balance of $107.5 million at June 30, 2003 resulting in an available balance of $192.5 million.

We have $2.8 million and $94.4 million of mortgages and notes payable scheduled to mature in 2003 and 2004, respectively. We intend to refinance such debt at maturity or retire such debt through the issuance of additional equity or debt securities on or before the applicable maturity dates. If we are unable to raise proceeds in a timely manner, pending availability, we will seek to borrow funds under our revolving credit facility, which would reduce the future availability of funds under such facility. We anticipate that our available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and other sources, will be adequate to fund these capital requirements.

The following table sets forth our mortgages and notes payable, including our pro rata share of joint venture debt as of June 30, 2003:

Borrower/Description	Current Balance	Amortization	Interest Rate	Maturity
	(in thousands)
Broadmoor Austin Associates
Broadmoor Austin (1)	$70,833	16 yr	7.04%	April 10, 2011
Burnett Plaza Associates
Burnett Plaza	72,100	None	LIBOR + 2.15%	July 9, 2005
PL Properties Associates, L.P.
Park West C2	33,731	30 yr	6.63%	November 10, 2010
Prentiss Properties Acquisition Partners, L.P.
Bachman West	2,788	25 yr	8.63%	December 1, 2003
One Westchase Center	23,250	25 yr	7.84%	February 1, 2004
Collateralized Term Loan (2)	71,188	25 yr	LIBOR + 1.625%	September 30, 2004
Walnut Glen Tower	33,766	30 yr	6.92%	April 1, 2005
Revolving Credit Facility	107,500	None	LIBOR + 1.500%	May 23, 2005
Unsecured Term Loan-Commerz	75,000	None	LIBOR + 1.500%	March 16, 2006
Unsecured Term Loan-Eurohypo	100,000	None	LIBOR + 1.375%	May 22, 2008
Highland Court	4,552	25 yr	7.27%	April 1, 2006
Plaza I & II	7,142		7.75%	January 1, 2007
7101 Wisconsin Avenue	20,524	30 yr	7.25%	April 1, 2009
2500 Cumberland Parkway	14,100	30 yr	7.46%	July 15, 2009
Ordway	48,225	30 yr	7.95%	April 1, 2010
World Savings Center	28,635	30 yr	7.91%	November 1, 2010
One O’Hare Centre	40,030	30 yr	6.80%	January 10, 2011
3130 Fairview Park Drive	22,411	30 yr	7.00%	April 1, 2011
Research Office Center	44,215	28 yr	7.64%	October 1, 2011
Bannockburn Centre	26,273	30 yr	8.05%	June 1, 2012
Del Mar Loan	44,123	30 yr	7.41%	June 1, 2013
Prentiss Properties Corporetum, L.P.
Corporetum Office Campus	24,835	30 yr	7.02%	February 1, 2009
Prentiss Properties Natomas, L.P.
Natomas Corporate Center	36,297	30 yr	7.02%	February 1, 2009
Prentiss Properties Real Estate Fund I, L.P.
PPREFI Portfolio Loan (3)	180,100	None	7.58%	February 26, 2007
Tysons International Partners
1676 International (4)	11,098	28 yr	7.68%	August 30, 2010
8260 Greensboro (4)	3,971	28 yr	7.83%	August 30, 2010

Total	$1,146,687

(1)	We own a 50% non-controlling interest in the entity that owns the Broadmoor Austin properties, which interest is accounted for using the equity method of accounting. The amount shown reflects our proportionate share of the non-recourse mortgage indebtedness collateralized by the properties.
(2)	The Term Loan is collateralized by the following four properties: Willow Oaks I & II (two properties), 8521 Leesburg Pike and the IBM Call Center.
(3)	The PPREFI Portfolio Loan is collateralized by the following 36 properties: the Los Angeles industrial properties (18 properties), the Chicago industrial properties (four properties), the Cottonwood Office Center (three properties), Park West E1 and E2 (two properties), One Northwestern Plaza, 3141 Fairview Park Drive, 13825 Sunrise Valley Drive, O’Hare Plaza II, 1717 Deerfield Road, 2411 Dulles Corner Road, 4401 Fair Lakes Court, the WestPoint Office Building and the PacifiCare Building.
(4)	We own a 25% non-controlling interest in the entity that owns the 1676 International and 8260 Greensboro properties, which interest is accounted for using the equity method of accounting. The amount shown reflects our proportionate share of the non-recourse mortgage indebtedness collateralized by the properties.

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

Under our loan agreements, we are required to satisfy various affirmative and negative covenants, including limitations on total indebtedness, total collateralized indebtedness and cash distributions, as well as obligations to maintain certain minimum tangible net worth and certain minimum interest coverage ratios. Our credit agreements limit total indebtedness to 55% of total assets and require a debt service coverage ratio of at least 2 to 1. Our credit agreements provide for a 30-day period to cure a default caused by our failure to punctually and properly perform, observe and comply with the covenants contained therein. The agreements also provide for an additional 75-day period if such failure is not capable of being cured within 30-days and we are diligently pursuing the cure thereof. We were in compliance with these covenants at June 30, 2003.

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

We may employ forwards or purchased options to hedge qualifying anticipated transactions. Gains and losses are deferred and recognized in net income in the same period that the anticipated transaction occurs, expires or is otherwise terminated. The following table summarizes the notional amounts and fair values of our derivative financial instruments at June 30, 2003. The notional amount provides an indication of the extent of our involvement in these instruments as of the balance sheet date, but does not represent exposure to credit, interest rate or market risks.

Notional Amount	Swap Rate Paid (Fixed)	Effective Fixed Rate	Swap Rate Received (Variable) at June 30, 2003	Swap Maturity	Fair Value
					(in thousands)
$ 50 million	1.990%	3.490%	1.12%	August 2003	$(42)
$ 50 million	6.253%	7.753%	1.12%	September 2004	(3,202)
$ 60 million	6.248%	7.748%	1.12%	September 2004	(3,839)
$ 15 million	4.345%	6.495%	1.12%	July 2005	(1,461)
$ 25 million	4.345%	6.495%	1.12%	July 2005	(877)
$ 20 million	5.985%	7.610%	1.12%	March 2006	(2,254)
$ 30 million	5.990%	7.615%	1.12%	March 2006	(3,385)
$ 50 million	2.270%	3.645%	1.12%	August 2007	141
$ 25 million	2.277%	3.652%	1.12%	August 2007	64

Total					$(14,855)

Capital Improvements

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. The majority of capital required relates to tenant-related capital expenditures and is dependent upon our leasing activity. Our leasing activity is a function of the percentage of our in-place leases expiring in current and future periods accompanied by our exposure to tenant defaults and our ability to increase the average occupancy of our portfolio. For the six months ended June 30, 2003 capital expenditures related to our in-service properties totaled $12.3 million. We classify capital expenditures for in-service properties as non-incremental and incremental revenue-enhancing capital expenditures representing our estimate of recurring versus non-recurring capital requirements, respectively. Our non-incremental and incremental capital expenditures for the six months ended June 30, 2003 totaled approximately $11.6 million and $699,000, respectively.

Equity Financing

During the six months ended June 30, 2003, we issued 1,994 common shares of beneficial interest pursuant to our dividend reinvestment plan, 56,835 common shares as a result of option exercises, and 16,054 shares related to our employee stock purchase plan. The cash proceeds totaling approximately $1.8 million were used to repay a portion of the outstanding borrowings under our revolving credit facility.

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

At June 30, 2003 we had the following off-balance sheet arrangements: (1) a non-controlling 50% interest in Broadmoor Austin Associates, a real estate joint venture; (2) a 25% non-controlling interest in Tysons International Partners, a real estate joint venture; and (3) a 1% non-controlling interest in certain real estate assets.

Our investment in unconsolidated joint ventures represents less than .7% of our total assets as of June 30, 2003 and 2.2% of our cash flow from operations for the six months ended June 30, 2003. Our investments, however, do provide us with several benefits including increased market share, important customer relations and a possible capital source to fund future real estate projects

Broadmoor Austin Associates and Tysons International Partners represent real estate joint ventures which own and operate office properties in Austin, Texas and Tysons Corner, Virginia, respectively. We act as managing venture partner and have the authority to conduct the business affairs of each joint venture, subject to approval and veto rights of the other venture partner. We account for our interest in these joint ventures using the equity method of accounting. Our 1% interest in other real estate assets represents a carried interest that is accounted for using the cost method of accounting.

The following information summarizes the financial position at June 30, 2003 for the investments in which we held an unconsolidated interest at June 30, 2003:

Summary of Financial Position: (in thousands)	Total Assets	Total Debt(1)	Total Equity	Company’s Investment
Broadmoor Austin Associates	$106,077	$141,666	$(36,221)	$3,894
Tysons International Partners	96,235	60,278	33,842	9,534
Other Investments	—	—	—	1,107

				$14,535

(1)	The mortgage debt, all of which is non-recourse, is collateralized by the individual real estate property or properties within each venture, the net book value of which totaled $175.4 million at June 30, 2003. Our proportionate share of the non-recourse mortgage debt totaled $85.9 million at June 30, 2003.

The following information summarizes the results of operations for the unconsolidated investments which impacted our results of operations for the three and six months ended June 30, 2003.

For the three months ended June 30, 2003:

Summary of Operations: (in thousands)	Total Revenue	Net Income	Company’s Share of Net Income/(Loss)
Broadmoor Austin Associates	$5,055	$1,210	$605
Tysons International Partners	3,329	427	107

			$712

For the six months ended June 30, 2003:

Summary of Operations: (in thousands)	Total Revenue	Net Income	Company’s Share of Net Income/(Loss)
Broadmoor Austin Associates	$10,111	$2,338	$1,169
Tysons International Partners	6,574	676	169
			$1,338

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

Contractual Obligations and Commercial Commitments

We have contractual obligations including mortgages and notes payable and ground lease obligations. The table below presents, as of June 30, 2003, our future scheduled principal repayments of mortgages and notes payable and ground lease obligations, including our pro rata share of debt and ground lease obligations of our of joint venture properties:

	Payments Due by Period
Contractual Obligations (in thousands)	Total	2003	2004/ 2005	2006/ 2007	Thereafter
Mortgages and notes payable	$1,146,687	$7,866	$325,447	$286,611	$526,763
Capital lease obligations	—	—	—	—	—
Operating leases	31,241	231	996	1,094	28,920
Unconditional purchase obligations	—	—	—	—	—
Other long-term obligations	—	—	—	—	—

Total contractual cash obligations	$1,177,928	$8,097	$326,443	$287,705	$555,683

As a condition of the purchase and sale and as security for our guarantee, as discussed under the Off-Balance Sheet Arrangements section above, we provided to the title company at closing, irrevocable letters of credit, totaling $1.4 million, drawn on a financial institution and identifying the purchaser as beneficiary. The balance of the letters of credit which total $1.3 million at June 30, 2003, expires as follows:

	Commitment Expiration Per Period
Other Commercial Commitments (in thousands)	Total Amounts Committed	2003	2004/ 2005	2006/ 2007	Thereafter
Lines of credit	—	—	—	—	—
Standby letters of credit	$1,315	$1,063	$126	$126	—
Guarantees	—	—	—	—	—
Standby repurchase obligations	—	—	—	—	—
Other commercial commitments	—	—	—	—	—

Total commercial commitments	$1,315	$1,063	$126	$126	—

Funds from Operations

Funds from operations is a widely recognized measure of REIT operating performance. Funds from operations is a non-GAAP financial measure and, as defined by the National Association of Real Estate Investment Trusts, means net income, computed in accordance with GAAP excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships, joint ventures and subsidiaries. We believe that funds from operations is helpful to investors and our management as a measure of our operating performance because it excludes depreciation and amortization, gains and losses from property dispositions, and extraordinary items, and, as a result, when compared year over year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, providing perspective not immediately apparent from net income. In addition, our management believes that funds from operations provides useful information to the investment community about our financial performance when compared to other REITs since funds from operations is generally recognized as the industry standard for reporting the operating performance of REITs. However, our funds from operations may not be comparable to funds from operations reported by other REITs that do not define funds from operations exactly as we do. We believe that in order to facilitate a clear understanding of our operating results, funds from operations should be examined in conjunction with net income as presented in our consolidated financial statements and notes thereto included in this Form 10-Q. We believe that net income is the most directly comparable GAAP financial measure to funds from operations. Funds from operations does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income as an indication of our performance or to cash flows as a measure of liquidity or ability to make distributions. Funds from operations does not reflect either depreciation and amortization costs or the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties, which are significant economic costs that could materially impact our results of operations. The following is a reconciliation of net income to funds from operations:

Funds from operations	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2003	2002	2003	2002
Net income	$8,512	$17,341	$24,022	$35,561
Add:
Real estate depreciation and amortization(1)	19,466	18,989	39,011	35,616
Real estate depreciation and amortization of unconsolidated joint ventures	738	739	1,471	1,618
Minority interests(2)	244	596	757	1,257
Loss on impairment of real estate	1,792	—	1,792	—
Loss on sale of real estate	4,542	—	4,542	—

Less:
Gain on sales	(778)	—	(1,910)	—

Funds from operations	$34,516	$37,665	$69,685	$74,052

(1)	Includes real estate depreciation and amortization included in continuing operations and real estate depreciation and amortization included in discontinued operations.
(2)	Represents the minority interests applicable to the common unit holders of the operating partnership.

Funds from operations decreased by $3.1 million and $4.4 million for the three and six months ended June 30, 2003 from the three and six months ended June 30, 2002, respectively, as a result of the factors discussed in the analysis of operating results.

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

Prentiss Properties Resources was incorporated in March 2001 to serve as a Taxable REIT Subsidiary and provide management and other services to our operating partnership and third-party clients. The management services business serves a broad base of clients, including major financial institutions and pension funds, large corporate users, real estate advisory firms and real estate investment groups. Through Prentiss Properties Resources, we offer a full range of fee-based services, including property management, leasing, tenant construction, insurance, accounting, tax, acquisition, disposition, facilities management, and corporate and asset management services. At December 31, 2002 Prentiss Properties Resources had net assets totaling $6.5 million. Our investment totaled $6.3 million representing our maximum exposure to loss as a result of our involvement with Prentiss Properties Resources.

Effective January 1, 2003, we acquired the remaining outstanding interest in Prentiss Properties Resources for consideration of approximately $67,000. As a result of this transaction, effective January 1, 2003, the accounts of Prentiss Properties Resources are consolidated with and into the accounts of our operating partnership. Had this transaction not occurred, Prentiss Properties Resources would have been subject to consolidation as prescribed in this interpretation.

We are currently evaluating whether our equity investments in Broadmoor Austin Associates and Tysons International Partners qualify as variable interest entities and if so, determining whether we are the beneficiary, thus requiring consolidation. Regardless, we do not anticipate that the provisions of FASB Interpretation No. 46 will have a material impact on our financial condition and results of operations.

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

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. We believe that the impact from the implementation of this statement will not have a material impact on our financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk is exposure to changes in interest rates as a result of our revolving credit facility and long-term debt. At June 30, 2003, we had outstanding total indebtedness, including our pro rata share of joint venture debt, of approximately $1.1 billion, or approximately 44.4% of total market capitalization. Our interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, we manage our exposure to fluctuations in market interest rates for our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangement. In addition, we may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps and floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable rate debt. We do not enter into derivative or interest rate transactions for speculative purposes. Approximately 62.9% of our outstanding debt was subject to fixed rates with a weighted average interest rate of 7.44% at June 30, 2003. Of the remaining $425.8 million, or 37.1%, representing our variable rate debt, $250.0 million was effectively locked at an interest rate (before the spread over LIBOR) of 4.57% through our interest rate swap agreements. We regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

(dollars in thousands)	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value
Liabilities
Long-Term Debt:

Fixed Rate	$7,491	$32,334	$42,700	$14,389	$197,222	$426,763	$720,899	$795,351
Average Interest Rate	7.44%	7.43%	7.45%	7.46%	7.39%	7.41%	—	—
Variable Rate	$375	$70,813	$179,600	$75,000	—	$100,000	$425,788	$425,788
Average Interest Rate	2.76%	2.76%	2.70%	2.55%	2.53%	2.53%	—	—

Interest Rate Derivatives
Interest Rate Swaps:
Variable to Fixed	$50,000	$110,000	$40,000	$50,000	$75,000	—	—	$(14,855)
Average Pay Rate	4.57%	4.68%	3.84%	2.64%	2.27%	—	—	—
Average Receive Rate	1.12%	1.12%	1.12%	1.12%	1.12%	—	—	—

Item 4. Controls and Procedures

As of June 30, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 15d-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We are not presently subject to any material litigation, other than ordinary routine litigation incidental to the business.

Item 2. Changes in Securities and Use of Proceeds

On August 13, 2003, we agreed to sell 2.3 million common shares, which included 300,000 common shares to cover the underwriters’ over-allotment option, at $28.90 per share, net of underwriting discounts and commissions. The closing is expected to occur on August 18, 2003. The offering is pursuant to our universal shelf Registration Statement on Form S-3, File No. 333-49433, as amended, which was declared effective by the SEC on July 29, 2002. The offering is being underwritten by Deutsche Bank Securities Inc. Copies of the prospectus supplement and accompanying prospectus may be obtained from Deutsche Bank Securities Inc. in New York. After deducting underwriting discounts and commissions of $1.2 million and estimated offering expenses, we will receive net offering proceeds of approximately $57.5 million.

We will contribute the net proceeds of the sale of the common shares to the operating partnership in exchange for additional common units of limited partnership interest in the operating partnership. In July 2003, we entered into a contract to purchase one office property in Virginia containing approximately 228,000 net rentable square feet for approximately $51.0 million. We expect the closing of the transaction, which is subject to satisfactory completion of due diligence, to occur during the third quarter of 2003. Our operating partnership intends to use a portion of the net proceeds to purchase this property. The operating partnership will use the remaining net proceeds, or if this acquisition does not close, all the net proceeds, to acquire additional office properties as suitable opportunities arise or to redeem, in part, its outstanding 8.30% Series B cumulative redeemable perpetual preferred units at a redemption price of $50.00 per Series B preferred unit plus accumulated and unpaid dividends. Although we monitor and evaluate acquisition opportunities on an ongoing basis, we have no other present agreements, commitments or understandings with respect to the acquisition of any office properties at this time.

The above represents our current intentions for the use of the net proceeds. We might change how we use the estimated net proceeds in response to, among other things, changes in our business plans, future revenues and expenses and industry, regulatory or competitive conditions. The amount of our expenses and their timing will vary depending on a number of factors, including changes in our expected operations or business plan and changes in economic and industry conditions. Any such changes will be at the discretion of our board of trustees and officers. As of the date of this Form 10-Q, no payments of expenses or uses of net proceeds constituted direct or indirect payments to any of our directors, officers or general partners or their associates, persons owning 10% or more of any class of our equity securities, or to any of our affiliates.

This Form 10-Q shall not constitute an offer to sell or the solicitation of an offer to buy, nor shall there be any sale of these securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of such jurisdiction.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On May 15, 2003, we held our Annual Meeting of shareholders. At the meeting, two Class I trustees, Thomas F. August and Lawrence A. Wilson were elected to serve as trustees until the 2006 Annual Meeting of the shareholders, and until the respective successor of each is duly elected and qualified. Each of Michael V. Prentiss, Ronald G. Steinhart, Dr. Leonard M. Riggs, Jr., Thomas J. Hynes, Jr. and Barry J.C. Parker continue their terms of office as members of our board of trustees.

The votes cast for the trustees were:

Thomas F. August
Votes for:	35,370,320
Votes withheld:	—
Broker non-votes:	—
Abstentions:	383,565

Lawrence A. Wilson
Votes for:	35,370,504
Votes withheld:	183
Broker non-votes:	—
Abstentions:	383,382

The shareholders also ratified the appointment of PricewaterhouseCoopers LLP as our independent accountants for 2003.

The votes cast were as follows:

PricewaterhouseCoopers LLP
Votes for:	34,883,808
Votes against:	856,344
Broker non-votes:	—
Abstentions:	13,733

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

EXHIBIT NO.	DESCRIPTION

3.1	Amended and Restated Declaration of Trust of the Registrant (filed as Exhibit 3.1 to our Registration Statement on Amendment No. 1 of Form S-11, File No. 333-09863, and incorporated by reference herein).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to our Form 10-Q, filed on May 15, 2002, File No. 001-14516).

3.3	Amendment No. 1 to the Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.3 to our Form 10-Q, filed on May 15, 2002, File No. 001-14516).

3.4	Articles Supplementary, dated February 17, 1998, Classifying and Designating a Series of Preferred Shares of Beneficial Interest as Junior Participating Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest, Series B, and Fixing Distribution and Other Preferences and Rights of Such Shares (filed as an Exhibit to our Registration Statement on Form 8-A, filed on February 17, 1998, File No. 000-23813 and incorporated by reference herein).

3.5	Articles Supplementary, dated June 25, 1998, Classifying and Designating a Series of Preferred Shares of Beneficial Interest as Series B Cumulative Redeemable Perpetual Preferred Shares of Beneficial Interest and Fixing Distribution and Other Preferences and Rights of Such Shares (included as Exhibit 3.5 to our Form 10-Q, filed on August 12, 1998, File No. 001-14516).

3.6	Articles Supplementary, dated March 20, 2001 (filed as Exhibit 3.6 to our Report on Form 10-K, filed March 27, 2001, File No. 001-14516, and incorporated by reference herein).

3.7	Articles Supplementary Classifying and Designating a Series of Preferred Shares of Beneficial Interest as Series D Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest and Fixing Distribution and Other Preferences and Rights of such Shares, dated March 20, 2001 (filed as Exhibit 3.7 to our Report on Form 10-K, filed March 27, 2001, File No. 001-14516, and incorporated by reference herein).

3.8	Articles Supplementary, dated January 4, 2002 (filed as Exhibit 3.7 to our Report on Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

4.1	Form of Common Share Certificate (filed as Exhibit 4.1 to our Registration Statement on Amendment No. 1 of Form S-11, File No. 333-09863, and incorporated by reference herein).

4.2	Amended and Restated Rights Agreement, dated January 22, 2002, between Prentiss Properties Trust and EquiServe Trust Company, N.A., as Rights Agent (filed as Exhibit 1 to Amendment No. 2 to our Registration Statement on Form 8-A, filed on February 6, 2002, File No. 000-014516).

4.3	First Amendment dated June 26, 2002 to the Amended and Restated Rights Agreement between Prentiss Properties Trust and Equiserve Trust Company, N.A. as Rights Agent (filed as Exhibit 2 to Amendment No. 3 to our Registration Statement on Form 8-A, filed on June 27, 2002, File No. 001-014516).

4.4	Form of Rights Certificate (included as Exhibit A to the Rights Agreement (Exhibit 4.2)).

4.5	Form of Series D Preferred Share Certificate (filed as Exhibit 4.4 to our Report on Form 10-K, filed March 27, 2001, File No. 001-14516, and incorporated by reference herein).

10.1	Fifth Amendment to the Third Amended and Restated Agreement of Limited Partnership of Prentiss Properties Acquisition Partners, L.P. (filed as Exhibit 99.1 to our Form 8-K, File No. 001-14516, filed on August 14, 2003).

10.2*	Credit Agreement, dated May 22, 2003, among Prentiss Properties Acquisition Partners, L.P., as Borrower, Eurohypo AG, New York Branch, as Administrative Agent, Bank One, NA, as Syndication Agent, and other lenders as named therein.

10.3*	Stock Purchase Agreement, dated January 1, 2003, by and between Prentiss Properties Acquisition Partners, L.P. and Ampulla LLC, a single member Limited Liability Company, owned by Michael V. Prentiss, Chairman of the Board of Prentiss Properties Trust.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(b)	Reports on Form 8-K

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

PRENTISS PROPERTIES TRUST

Date: August 14, 2003	By:	/s/ Thomas P. Simon Thomas P. Simon Senior Vice President and Chief Accounting Officer (Principal Accounting Officer and Duly Authorized Officer of the Company)