Form 10-Q
period 2003-09-30
PRENTISS PROPERTIES TRUST/MD
filed 2003-11-12
CIK 1011699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

The number of Common Shares of Beneficial Interest, $0.01 par value, outstanding as of November 11, 2003, was 42,098,076 and the number of outstanding Participating Cumulative Redeemable Preferred Shares of Beneficial Interest, Series D, was 3,773,585.

PRENTISS PROPERITES TRUST

INDEX

Part I:	FINANCIAL INFORMATION		Page Number

	Item 1.	Financial Statements

		Consolidated Balance Sheets of Prentiss Properties Trust at September 30, 2003 (unaudited) and December 31, 2002	5

		Consolidated Statements of Income of Prentiss Properties Trust for the three and nine months ended September 30, 2003 and 2002 (unaudited)	6

		Consolidated Statements of Comprehensive Income of Prentiss Properties Trust for the three and nine months ended September 30, 2003 and 2002 (unaudited)	7

		Consolidated Statements of Cash Flows of Prentiss Properties Trust for the nine months ended September 30, 2003 and 2002 (unaudited)	8

		Notes to Consolidated Financial Statements	9-21

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22-40

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	41

	Item 4.	Controls and Procedures	41

Part II:	OTHER INFORMATION

	Item 1.	Legal Proceedings	42

	Item 2.	Changes in Securities and Use of Proceeds	42

	Item 3.	Default Upon Senior Securities	42

	Item 4.	Submission of Matters to a Vote of Security Holders	42

	Item 5.	Other Information	42

	Item 6.	Exhibits and Reports on Form 8-K	43-44

SIGNATURE			45

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

(this page intentionally left blank)

PRENTISS PROPERTIES TRUST

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2003	December 31, 2002
	(unaudited )
ASSETS
Operating real estate:
Land	$309,898	$300,460
Buildings and improvements	1,683,543	1,631,568
Less: accumulated depreciation	(200,034)	(178,792)

	1,793,407	1,753,236

Construction in progress	—	41,352
Land held for development	63,699	65,377

Deferred charges and other assets, net	194,484	169,373
Notes receivable	13,354	13,354
Accounts receivable, net	43,137	39,024
Cash and cash equivalents	9,184	5,080
Escrowed cash	11,825	10,483
Investments in securities	2,239	3,927
Investments in joint ventures and unconsolidated subsidiaries	14,326	21,083

Total assets	$2,145,655	$2,122,289

LIABILITIES AND SHAREHOLDERS’ EQUITY
Mortgages and notes payable	$1,009,596	$1,011,027
Interest rate hedges	11,398	16,776
Accounts payable and other liabilities	77,316	79,626
Mandatorily redeemable preferred units	10,000	—
Other payables (affiliates)	—	7,355
Distributions payable	28,483	26,947

Total liabilities	1,136,793	1,141,731

Minority interest in operating partnership	122,974	133,649

Minority interest in real estate partnerships	1,645	2,676

Commitments and contingencies
Preferred shares $.01 par value, 20,000,000 shares authorized, 3,773,585 shares issued and outstanding	100,000	100,000
Common shares $.01 par value, 100,000,000 shares authorized, 44,809,308 and 43,965,756 (includes 3,158,898 and 4,984,401 in treasury) shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	448	439
Additional paid-in capital	913,625	882,897
Common shares in treasury at cost, 3,158,898 and 4,984,401 shares at September 30, 2003 and December 31, 2002, respectively	(77,985)	(118,476)
Unearned compensation	(2,569)	(1,479)
Accumulated other comprehensive income	(10,606)	(15,768)
Distributions in excess of earnings	(38,670)	(3,380)

Total shareholders’ equity	884,243	844,233

Total liabilities and shareholders’ equity	$2,145,655	$2,122,289

The accompanying notes are an integral part of these consolidated financial statements.

PRENTISS PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues:
Rental income	$85,154	$83,923	$252,265	$247,961
Service business and other income	3,552	963	12,154	3,506

	88,706	84,886	264,419	251,467

Expenses:
Property operating and maintenance	21,448	20,283	63,679	59,331
Real estate taxes	8,254	9,244	27,882	30,116
General and administrative and personnel costs	2,747	2,467	8,375	7,709
Expenses of service business	2,478	—	7,599	—
Interest expense	17,503	17,233	52,283	50,149
Amortization of deferred financing costs	678	500	1,723	1,314
Depreciation and amortization	19,561	16,953	56,658	49,437

	72,669	66,680	218,199	198,056

Income from continuing operations before minority interests and equity in income of joint ventures and unconsolidated subsidiaries	16,037	18,206	46,220	53,411
Minority interests	(2,598)	(2,724)	(7,812)	(8,247)
Equity in income of joint ventures and unconsolidated subsidiaries	595	308	1,933	2,192

Income from continuing operations	14,034	15,790	40,341	47,356

Discontinued operations:
Income/(loss) from discontinued operations	106	(1,075)	293	3,079
Gain/(loss) on sale of properties	85	8,454	(4,457)	8,454
Minority interests related to discontinued operations	(7)	(275)	153	(434)

	184	7,104	(4,011)	11,099

Income before gain on sale of land	14,218	22,894	36,330	58,455

Gain on sale of land	—	—	1,910	—

Net income	$14,218	$22,894	$38,240	$58,455
Preferred dividends	(2,113)	(2,113)	(6,339)	(6,245)

Net income applicable to common shareholders	$12,105	$20,781	$31,901	$52,210

Basic earnings per common share:
Income from continuing operations applicable to common shareholders	$0.30	$0.35	$0.91	$1.08
Discontinued operations	—	0.18	(0.10)	0.29

Net income applicable to common shareholders – basic	$0.30	$0.53	$0.81	$1.37

Weighted average number of common shares outstanding – basic	40,231	38,909	39,397	38,224

Diluted earnings per common share:
Income from continuing operations applicable to common shareholders	$0.30	$0.35	$0.91	$1.07
Discontinued operations	—	0.18	(0.10)	0.29

Net income applicable to common shareholders – diluted	$0.30	$0.53	$0.81	$1.36

Weighted average number of common shares and common share equivalents outstanding – diluted	40,484	39,089	39,588	38,506

The accompanying notes are an integral part of these consolidated financial statements.

PRENTISS PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income	$14,218	$22,894	$38,240	$58,455

Unrealized gains and losses on securities:
Unrealized (losses) arising during the period	(103)	(437)	(249)	(178)
Unrealized gains on interest rate hedges:
Unrealized gains/(losses) arising during the period	3,376	(5,148)	5,148	(6,895)
Reclassification adjustment for losses included in earnings	—	143	263	435

Other comprehensive income	3,273	(5,442)	5,162	(6,638)
Comprehensive income	$17,491	$17,452	$43,402	$51,817

The accompanying notes are an integral part of these consolidated financial statements.

PRENTISS PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
	2003	2002
Cash Flows from Operating Activities:
Net income	$38,240	$58,455
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interests	7,659	8,681
Loss/(gain) on sale of real estate, net	2,547	(8,454)
Loss on impairment of discontinued operations	1,792	2,855
Provision for doubtful accounts	1,488	3,246
Depreciation and amortization	58,721	54,091
Amortization of deferred financing costs	1,723	1,314
Non-cash compensation	2,008	1,224
Reclassification of accumulated other comprehensive income	263	435
Gain on derivative financial instrument	(230)	(168)
Changes in assets and liabilities:
Deferred charges and other assets	(4,952)	(5,729)
Accounts receivable	(4,970)	741
Escrowed cash	(1,342)	4,348
Other payables/receivables (affiliates)	—	2,000
Accounts payable and other liabilities	(9,196)	(352)

Net cash provided by operating activities	93,751	122,687

Cash Flows from Investing Activities:
Development/redevelopment of real estate	(5,069)	(20,139)
Purchase of real estate	(109,755)	(58,835)
Purchase of mortgage loan	—	(47,000)
Capital expenditures for in-service properties	(21,489)	(18,159)
Distributions in excess of earnings of joint ventures and unconsolidated subsidiaries	269	93
Purchase of interest in Prentiss Properties Resources	(67)	—
Cash from consolidation of Prentiss Properties Resources	461	—
Investment in securities	(327)	(670)
Proceeds from the sale of real estate	57,088	33,284

Net cash used in investing activities	(78,889)	(111,426)

Cash Flows from Financing Activities:
Net proceeds from sale of common shares	71,402	52,025
Purchase of treasury shares	—	(2,472)
Redemption of preferred units	—	(50,535)
Capital contribution from consolidated joint ventures	250	1,488
Distributions paid to limited partners	(2,514)	(2,475)
Distributions paid to common shareholders	(65,649)	(61,960)
Distributions paid to preferred shareholders	(6,339)	(6,151)
Distributions paid to preferred unitholders	(6,477)	(7,684)
Proceeds from mortgages and notes payable	404,685	430,100
Repayments of mortgages and notes payable	(406,116)	(362,689)

Net cash used in financing activities	(10,758)	(10,353)

Net change in cash and cash equivalents	4,104	908
Cash and cash equivalents, beginning of period	5,080	5,845

Cash and cash equivalents, end of period	$9,184	$6,753

Supplemental Cash Flow Information:
Cash paid for interest	$52,050	$51,839

The accompanying notes are an integral part of these consolidated financial statements.

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

1. The Organization

Organization

We are a self-administered and self-managed Maryland REIT that acquires, owns, manages, leases, develops and builds primarily office properties throughout the United States. We are self-administered in that we provide our own administrative services, such as accounting, tax and legal, through our own employees. We are self-managed in that we provide all the management and maintenance services that our properties require through our own employees, such as, property managers, leasing professionals and engineers. We operate principally through our operating partnership, Prentiss Properties Acquisition Partners, L.P., and its subsidiaries, and a management company, Prentiss Properties Resources and its subsidiaries. The ownership of the operating partnership was as follows at September 30, 2003:

(units in thousands)	Common Units	%	Series D Convertible Preferred Units	%	Series B Preferred Units	%	Series E Preferred Units	%
Prentiss Properties Trust	41,733	96.56%	3,774	100.00%	—	0.00%	—	0.00%
Third parties	1,488	3.44%	—	0.00%	1,900	100.00%	200	100.00%

Total	43,221	100.00%	3,774	100.00%	1,900	100.00%	200	100.00%

As of September 30, 2003, we owned interests in a diversified portfolio of 130 primarily suburban Class A office and suburban industrial properties as follows:

	Number of Buildings	Net Rentable Square Feet
		(in thousands)
Office properties	99	15,104
Industrial properties	31	2,294

Total	130	17,398

As of September 30, 2003, our properties were 91% leased to approximately 1,000 tenants. In addition to managing properties that we own, we manage approximately 11.2 million net rentable square feet in office, industrial and other properties for third parties.

We have determined that our reportable segments are those that are based on our method of internal reporting, which disaggregates our business by geographic region. As of September 30, 2003, our reportable segments include our five regions (1) Mid-Atlantic; (2) Midwest; (3) Southwest; (4) Northern California; and (5) Southern California.

At September 30, 2003, our properties were located in 11 markets, which were included in our reportable segments as follows:

Reportable Segment	Market
Mid-Atlantic	Metropolitan Washington DC
Midwest	Chicago, Suburban Detroit
Southwest	Dallas/Fort Worth, Austin, Denver, Houston
Northern California	Oakland, Sacramento
Southern California	San Diego, Los Angeles

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

Transactions

On July 24, 2003 we completed the sale, to an unrelated third party, of nine office properties containing 644,000 net rentable square feet. The sale, which included all of our properties in the Atlanta, Georgia area, represented an exit from the Atlanta market. The gross proceeds from the sale, totaling approximately $40.1 million, were used to repay a portion of our outstanding borrowings under our revolving credit facility. In accordance with Statement of Financial Accounting Standards No. 144, in our June 30, 2003 statements, we recorded an impairment loss of $1.8 million representing the amount by which the carrying amount of the properties exceeded our estimate of fair value, less cost to sell. The impairment loss is included in the line item “income/(loss) from discontinued operations” in our consolidated statement of income for the nine months ended September 30, 2003. In conjunction with the sale of the properties, we restructured the $14.1 million loan with EuroHypo which included a release of the underlying collateral and conversion of the loan to an unsecured obligation.

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective for financial statements issued for fiscal years beginning after December 15, 2001, income and gain/(loss) for real estate properties sold and real estate properties held for sale are to be reflected in the consolidated statements of income as discontinued operations. Below is a summary of our combined results of operations from the properties disposed of or held for sale during the periods presented. The summary includes the results of operations before gain/(loss) on sale for the three and nine months ended September 30, 2003 and 2002, respectively:

Discontinued Operations:	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2003	2002	2003	2002
Property revenues:
Rental income	$650	$5,936	$8,303	$18,206

Property revenues	650	5,936	8,303	18,206

Property expenses:
Property operating and maintenance	424	2,065	3,484	5,953
Real estate taxes	120	604	671	1,665
Depreciation and amortization	—	1,487	2,063	4,654

Property expenses	544	4,156	6,218	12,272

Loss on impairment of real estate	—	(2,855)	(1,792)	(2,855)

Income/(loss) from discontinued operations	$106	$(1,075)	$293	$3,079

During the month of August 2003, we completed the sale of 2.3 million common shares, which included 300,000 common shares to cover the underwriters’ over-allotment option, at $28.90 per share, net of underwriting discounts. The shares were issued from our common shares held in treasury. After deducting underwriting discounts and commissions, we received net proceeds of approximately $66.5 million. The net proceeds of the sale of the common shares were contributed to the operating partnership in exchange for common units of limited partnership interest in the operating partnership. Initially, proceeds from the offering were used to repay a portion of our outstanding borrowings under our revolving credit facility. Subsequently, we used a portion of the proceeds for a property acquisition as described below.

On August 28, 2003, we acquired from an unrelated third party, the 2291 Wood Oak Drive building containing approximately 228,000 net rentable square feet for approximately $52.1 million, including transaction costs. The acquisition was effectively funded from the sale of common shares as discussed above. We allocated the purchase price of the property as follows:

(in thousands)
Land	$6,827
Building and improvements	28,600
Tenant improvements and leasing commissions	12,799
Above market lease value	2,325
In-place lease value at market	1,591

$52,142

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

2. Basis of Presentation

The accompanying financial statements are unaudited; however, our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results to be obtained for the full fiscal year. These financial statements should be read in conjunction with our audited financial statements, and notes thereto, included in our annual report on Form 10-K for the fiscal year ended December 31, 2002.

3. Deferred Charges and Other Assets, Net

Deferred charges consisted of the following at September 30, 2003 and December 31, 2002:

	(in thousands)
	September 30, 2003	December 31, 2002
Deferred leasing costs and tenant improvements	$259,484	$228,426
In-place lease value at market	2,399	—
Above/(below) market lease value	(91)	—
Deferred financing costs	15,213	14,526
Prepaid operating costs and other assets	11,320	6,478

	288,325	249,430
Less: accumulated amortization	(93,841)	(80,057)

	$194,484	$169,373

We record the amortization related to deferred leasing costs and tenant improvements and in-place lease value at market, above/(below) market lease value, deferred financing costs and prepaid operating costs in the line items, “Depreciation and amortization,” “rental income,” “amortization of deferred financing costs,” and “property operating and maintenance,” respectively, in our consolidated statements of income.

4. Accounts Receivable, Net

Accounts receivable consisted of the following at September 30, 2003 and December 31, 2002:

	(in thousands)
	September 30, 2003	December 31, 2002
Rents and services	$10,619	$9,191
Accruable rental income	40,829	36,198
Other	889	1,347

	52,337	46,736
Less: allowance for doubtful accounts	(9,200)	(7,712)

	$43,137	$39,024

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

5. Investments in Joint Ventures and Unconsolidated Subsidiaries

The following information summarizes the financial position at September 30, 2003 and December 31, 2002 and the results of operations for the three and nine month periods ended September 30, 2003 and 2002 for the investments in which we held a non-controlling interest during the period presented:

Summary of Financial Position:	Total Assets		Total Debt(5)		Total Equity		Company’s Investment
(in thousands)	Sept. 30, 2003	Dec. 31, 2002	Sept. 30, 2003	Dec. 31, 2002	Sept. 30, 2003	Dec. 31, 2002	Sept. 30, 2003	Dec. 31, 2002
Broadmoor Austin Associates(1)	$104,638	$108,929	$140,136	$144,698	$(36,225)	$(36,436)	$3,829	$3,914
Prentiss Properties Resources(2)	—	12,406	—	—	—	6,463	—	6,299
Tysons International Partners(3)	95,693	94,873	60,097	60,628	34,070	33,161	9,390	9,763
Other Investments(4)	—	—	—	—	—	—	1,107	1,107

							$14,326	$21,083

Summary of Operations for the Three Months Ended September 30, 2003 and 2002:	Total Revenue		Net Income		Company’s Share of Net Income/(Loss)
(in thousands)	2003	2002	2003	2002	2003	2002
Broadmoor Austin Associates	$4,952	$4,972	$1,076	$1,009	$538	$504
Prentiss Properties Resources	—	3,240	—	(252)	—	(247)
Tysons International Partners	3,140	3,241	228	203	57	51

Total					$595	$308

Summary of Operations for the Nine Months Ended September 30, 2003 and 2002:	Total Revenue		Net Income		Company’s Share of Net Income/(Loss)
(in thousands)	2003	2002	2003	2002	2003	2002
Broadmoor Austin Associates	$15,064	$14,916	$3,414	$3,033	$1,707	$1,517
Burnett Plaza Associates(6)	—	4,302	—	960	—	192
PPS Partners LLC(7)	—	44	—	(13)	—	(10)
Prentiss Properties Resources	—	10,676	—	351	—	344
Tysons International Partners	9,716	9,793	904	596	226	149

Total					$1,933	$2,192

(1)	We own a 50% non-controlling interest in Broadmoor Austin Associates, an entity, which owns a seven-building, 1.1 million net rentable square foot office complex in Austin, Texas.
(2)	On March 28, 2001, Prentiss Properties Resources was incorporated under the General Corporation Law of the State of Delaware to serve as a Taxable REIT Subsidiary and provide services to our operating partnership. On March 29, 2001, Prentiss Properties Resources acquired our interest in Prentiss Properties Limited, Inc., valued at $3.9 million, along with certain other assets with a carrying amount of approximately $2.5 million. At December 31, 2002, our operating partnership held a 98% non-voting interest in Prentiss Properties Resources. Effective January 1, 2003, our operating partnership acquired the remaining 2% interest in Prentiss Properties Resources for total consideration of approximately $67,000.
(3)	In April 2001, we acquired from Brandywine Realty Trust a 25% non-controlling interest in Tysons International Partners, an entity, which owns two office properties containing 452,000 net rentable square feet in the Northern Virginia area.
(4)	Represents a 1% investment in certain real estate entities that we account for using the cost method of accounting.
(5)	The mortgage debt, all of which is non-recourse, is collateralized by the individual real estate property or properties within each venture.
(6)	Prior to March 2002, we owned a 20% non-controlling interest in Burnett Plaza Associates, an entity, which owns a 1.0 million net rentable square foot office building in downtown Fort Worth, Texas. On March 7, 2002, we acquired the remaining 80% interest in Burnett Plaza Associates. The summary of operations above includes the results of operations for the periods prior to our acquisition of a controlling interest on March 7, 2002.
(7)	PPS Partners LLC was a joint venture between our operating partnership and a third-party property owner. The third-party property owner contributed property management contracts to PPS Partners LLC. Our operating partnership through a sub-management contract managed the properties and participated in the net income of the joint venture. Effective October 2001, our operating partnership resigned the management duties of the properties.

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

7. Mortgages and Notes Payable

At September 30, 2003, we had mortgages and notes payable of $1.01 billion, excluding our proportionate share of debt from our investments in joint ventures.

The following table sets forth our mortgages and notes payable as of September 30, 2003 and December 31, 2002:

	(in thousands)
Description	September 30, 2003	December 31, 2002	Amortization	Interest Rate(3)	Maturity
Collateralized term loan	$71,000	$71,563	25 yr	LIBOR+1.500%	September 30, 2004
Revolving credit facility	58,000	156,000	None	LIBOR+1.500%	May 23, 2005
Unsecured term loan - Commerz	75,000	75,000	None	LIBOR+1.500%	March 16, 2006
Unsecured term loan - EuroHypo I	100,000	—	None	LIBOR+1.375%	May 22, 2008
Unsecured term loan - EuroHypo II	14,050	—	30 yr	7.46%	July 15, 2009
PPREFI portfolio loan	180,100	180,100	None	7.58%	February 26, 2007
Mortgage notes payable	511,446	528,364	(1)	(2)	(2)

	$1,009,596	$1,011,027

(1)	Excluding the $72.1 million financing of our Burnett Plaza property, which requires interest only payments until maturity, our mortgage notes have debt service requirements based on amortization terms ranging from 18 to 30 years.
(2)	Excluding the Burnett Plaza financing, which has an interest rate equal to LIBOR plus 215 basis points, the interest rates range from 6.63% to 8.63% with a weighted average interest rate of 7.38% at September 30, 2003. Maturity dates range from December 2003 through June 2013 with a weighted average maturity of 5.63 years from September 30, 2003.
(3)	30-day LIBOR was 1.12% at September 30, 2003.

Our mortgages and notes payable at September 30, 2003 consisted of $619.4 million of fixed rate, non-recourse, long-term mortgages, $14.1 million of fixed rate, recourse, debt and $376.1 million of floating rate debt, $275.0 million of which was hedged at September 30, 2003 with variable to fixed rate hedges.

Future scheduled principal repayments of our outstanding mortgages and notes payable are as follows:

(in thousands)
2003	$4,491
2004	99,594
2005	168,973
2006	85,266
2007	192,786
Thereafter	458,486

$1,009,596

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

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

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

The following table summarizes the notional values and fair values of our derivative financial instruments at September 30, 2003. The notional value provides an indication of the extent of our involvement in these instruments as of the balance sheet date, but does not represent exposure to credit, interest rate or market risks.

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

Notional Amount	Swap Rate Paid (Fixed)	Effective Fixed Rate	Swap Rate Received (Variable) at September 30, 2003	Swap Maturity	Fair Value
					(in thousands)
$ 50 million	6.253%	7.753%	1.12%	September 2004	$(2,566)
$ 60 million	6.248%	7.748%	1.12%	September 2004	(3,076)
$ 25 million	4.345%	6.495%	1.12%	July 2005	(1,241)
$ 15 million	4.345%	6.495%	1.12%	July 2005	(745)
$ 20 million	5.985%	7.485%	1.12%	March 2006	(1,950)
$ 30 million	5.990%	7.490%	1.12%	March 2006	(2,928)
$ 50 million	2.270%	3.645%	1.12%	August 2007	743
$ 25 million	2.277%	3.652%	1.12%	August 2007	365

Total					$(11,398)

Cash payments made under our interest rate hedges exceeded cash receipts from our interest rate hedges by $2.5 million and $2.0 million for the three months ended September 30, 2003 and 2002, respectively.

9. Accounts Payable and Other Liabilities

Accounts payable and other liabilities consisted of the following at September 30, 2003 and December 31, 2002:

	(in thousands)
	September 30, 2003	December 31, 2002
Accrued interest expense	$5,304	$5,400
Accrued real estate taxes	26,090	28,494
Advance rents and deposits	19,333	19,598
Deferred compensation payable	4,583	3,927
Other liabilities	22,006	22,207

	$77,316	$79,626

10. Distributions

On September 12, 2003, we declared a cash distribution for the third quarter of 2003 in the amount of $0.56 per share, payable on October 10, 2003 to common shareholders of record on September 30, 2003. Additionally, we determined that a distribution of $0.56 per common unit would be made to the partners of the operating partnership and the holders of our Series D Convertible Preferred Shares. The distributions totaled $26.3 million and were paid October 10, 2003. In addition, quarterly distributions totaling $2.2 million in the aggregate were declared in September 2003, payable to the holders of our Series B Perpetual Preferred Units and our Series E Preferred Units. The distributions, which equate to an annualized 8.3% of the face amount of the Series B Perpetual Preferred Units and an annualized 7.5% of the face amount of the Series E Preferred Units, were paid on October 3, 2003 and October 15, 2003, respectively.

11. Supplemental Disclosure of Non-Cash Activities

During the three months ended September 30, 2003, we declared cash distributions totaling $26.3 million payable to holders of common shares, operating partnership units and Series D Convertible Preferred Shares. The distributions were paid October 10, 2003. In addition, distributions totaling $2.2 million were declared in September 2003, payable to holders of our Series B Perpetual Preferred Units and Series E Preferred Units. The distributions were paid on October 3, 2003 and October 15, 2003 to the holders of our Series B Perpetual Preferred Units and Series E Preferred Units, respectively.

Pursuant to our long-term incentive plan, during the nine months ended September 30, 2003, we issued 93,250 restricted common shares to various key employees. The shares, which had a market value of approximately $2.4 million based upon the per share price on the date of grant, were classified as unearned compensation and recorded in the shareholders’ equity section of the consolidated balance sheet. The unearned compensation is amortized quarterly as compensation expense over the three-year vesting period.

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

During the nine months ended September 30, 2003, 12,693 common shares were issued pursuant to the conversion of 12,693 common units of our operating partnership. The common shares had a market value of approximately $369,000 on the conversion date.

During the nine months ended September 30, 2003, common shares held in treasury decreased by $40.5 million resulting from a decrease of $54.8 million, representing 2.3 million common shares reissued pursuant to the completion of an equity offering during the period, partially offset by the reclassification of $2.2 million from investment in securities to common shares held in treasury, representing 82,500 common shares held by us pursuant to an employee deferred compensation plan and $12.1 million related to 391,641 common shares surrendered as payment of the exercise price and statutory withholdings for certain share options exercised during the period.

We marked-to-market our investments in securities and our interest rate hedges. During the nine months ended September 30, 2003, we recorded an unrealized loss of $249,000 and an unrealized gain of $5.1 million on our investments in securities and interest rate hedges, respectively.

On January 1, 2003, in connection with the consolidation of Prentiss Properties Resources, the following assets and liabilities were recorded in the consolidated balance sheet of the operating partnership.

(in thousands)	Dr./(Cr.)
Deferred charges and other assets, net	$933
Investment in securities	$423
Accounts receivable, net	$2,033
Investments in joint ventures and unconsolidated subsidiaries	$(5,905)
Accounts payable and other liabilities	$(6,097)
Other payables affiliates	$7,355
Minority interest in real estate partnership	$1,258

In connection with the acquisitions during the nine months ended September 30, 2003, we assumed liabilities of approximately $1.7 million. As a result of property sales during the nine months ended September 30, 2003, we removed approximately $1.4 million, $160,000 and $1.4 million of receivables, other assets and liabilities, respectively.

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

12. Segment Information

The tables below present information about segment assets, our investments in equity method investees, expenditures for additions to long-lived assets and revenues and income from continuing operations used by our chief operating decision maker as of and for the three and nine month periods ended September 30, 2003 and 2002:

For the Three Months Ended September 30, 2003

(in thousands)

	Mid- Atlantic	Midwest	Southwest	Northern California	Southern California	Total Segments	Corporate Not Allocable To Segments	Consolidated Total
Revenues	$23,011	$15,644	$29,964	$11,881	$7,655	$88,155	$551	$88,706

Income from continuing operations	$11,370	$5,663	$11,829	$4,696	$3,850	$37,408	$(23,374)	$14,034

Additions to long-lived assets:
Development/redevelopment	$26	$586	$53	$(5)	$35	$695	$—	$695
Purchase of real estate	52,142	—	—	—	—	52,142	—	52,142
Capital expenditures for in-service properties	1,448	1,773	3,754	1,595	650	9,220	—	9,220

Total additions	$53,616	$2,359	$3,807	$1,590	$685	$62,057	$—	$62,057

Investment balance in equity method investees	$9,390	$—	$3,829	$—	$—	$13,219	$—	$13,219

Assets	$621,177	$410,935	$637,441	$266,083	$177,722	$2,113,358	$32,297	$2,145,655

For the Three Months Ended September 30, 2002

(in thousands)

	Mid- Atlantic	Midwest	Southwest	Northern California	Southern California	Total Segments	Corporate Not Allocable To Segments	Consolidated Total
Revenues	$20,674	$15,880	$29,232	$10,974	$7,532	$84,292	$594	$84,886

Income from continuing operations	$12,030	$5,638	$12,562	$4,587	$3,822	$38,639	$(22,849)	$15,790

Additions to long-lived assets:
Development/redevelopment	$1,178	$3,443	$797	$29	$523	$5,970	$—	$5,970
Purchase of real estate	—	—	—	—	—	—	—	—
Capital expenditures for in-service properties	1,390	604	3,815	1,099	755	7,663	—	7,663

Total additions	$2,568	$4,047	$4,612	$1,128	$1,278	$13,633	$—	$13,633

Investment balance in equity method investees	$9,939	$—	$3,852	$—	$—	$13,791	$5,993	$19,784

Assets	$562,768	$384,277	$641,967	$266,948	$202,287	$2,058,247	$34,935	$2,093,182

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2003

(in thousands)

	Mid- Atlantic	Midwest	Southwest	Northern California	Southern California	Total Segments	Corporate Not Allocable To Segments	Consolidated Total
Revenues	$67,416	$45,526	$89,086	$35,551	$23,509	$261,088	$3,331	$264,419

Income from continuing operations	$33,678	$14,866	$32,859	$14,807	$11,011	$107,221	$(66,880)	$40,341

Additions to long-lived assets:
Development/redevelopment	$1,257	$3,413	$384	$1	$14	$5,069	$—	$5,069
Purchase of real estate	52,142	31,361	28,035	—	—	111,538	—	111,538
Capital expenditures for in-service properties	4,491	2,946	8,044	3,989	2,019	21,489	—	21,489

Total additions	$57,890	$37,720	$36,463	$3,990	$2,033	$138,096	$—	$138,096

For the Nine Months Ended September 30, 2002 (in thousands)

	Mid- Atlantic	Midwest	Southwest	Northern California	Southern California	Total Segments	Corporate Not Allocable To Segments	Consolidated Total
Revenues	$60,727	$46,983	$85,870	$33,370	$22,371	$249,321	$2,146	$251,467

Income from continuing operations	$32,982	$19,028	$35,389	$14,238	$10,967	$112,604	$(65,248)	$47,356

Additions to long-lived assets:
Development/redevelopment	$5,420	$9,049	$3,893	$95	$1,682	$20,139	$—	$20,139
Purchase of real estate	—	—	107,475	—	10,597	118,072	—	118,072
Capital expenditures for in-service properties	3,036	1,243	9,569	1,912	2,399	18,159	—	18,159

Total additions	$8,456	$10,292	$120,937	$2,007	$14,678	$156,370	$—	$156,370

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

13. Earnings per Share

We calculate earnings per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share,” which requires a dual presentation of basic and diluted earnings per share on the face of the income statement. Additionally, the statement requires a reconciliation of the numerator and denominator used in computing basic and diluted earnings per share. The table below presents a reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share for the three and nine months ended September 30, 2003 and 2002:

(in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
Reconciliation of the numerator used for basic earnings per share	2003	2002	2003	2002
Income from continuing operations	$14,034	$15,790	$40,341	$47,356
Preferred dividends	(2,113)	(2,113)	(6,339)	(6,245)
Gain on sale of properties	—	—	1,910	—

Income from continuing operations applicable to common shareholders	$11,921	$13,677	$35,912	$41,111

Discontinued operations	184	7,104	(4,011)	11,099

Net income applicable to common shareholders	$12,105	$20,781	$31,901	$52,210

Reconciliation of the denominator used for basic earnings per share
Weighted average common shares outstanding	40,231	38,909	39,397	38,224

Basic earnings per share	$0.30	$0.53	$0.81	$1.37

Reconciliation of the numerator used for dilutive earnings per share
Income from continuing operations	$14,034	$15,790	$40,341	$47,356
Preferred dividends	(2,113)	(2,113)	(6,339)	(6,245)
Gain on sale of properties	—	—	1,910	—

Income from continuing operations applicable to common shareholders	$11,921	$13,677	$35,912	$41,111

Discontinued operations	184	7,104	(4,011)	11,099

	$12,105	$20,781	$31,901	$52,210

Reconciliation of the denominator used for dilutive earnings per share
Weighted average common shares outstanding	40,231	38,909	39,397	38,224
Preferred shares (1)	—	—	—	—
Options	253	180	191	282

Weighted average common shares and common share equivalents outstanding	40,484	39,089	39,588	38,506

Diluted earnings per share	$0.30	$0.53	$0.81	$1.36

(1)	Preferred shares for the three and nine months ended September 30, 2003 and 2002 are excluded from the denominator in calculating dilutive earnings per share as such shares were anti-dilutive for the periods; therefore, the numerator used in the calculation of dilutive earnings per share is income applicable to common shareholders for all periods presented.

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

Historically, we applied the intrinsic value based method of accounting as prescribed by APB Opinion 25 and related Interpretations in accounting for our share-based awards. Had we fully adopted Statements of Financial Accounting Standards No. 123, for awards issued prior to January 1, 2003, it would have changed our method for recognizing the cost of our plans. Had the compensation cost for our share-based compensation plans been determined consistent with Statement of Financial Accounting Standards No. 123, our net income and net income per common share for the three and nine months ended September 30, 2003 and 2002 would approximate the pro forma amounts below:

	(amounts in thousands, except per share data)
Three Months Ended September 30,	As reported 2003	Pro forma 2003	As reported 2002	Pro forma 2002
SFAS No. 123 charge	$477	$535	$—	$731
APB 25 charge	$—	$—	$532	$—
Net income applicable to common shareholders	$12,105	$12,047	$20,781	$20,582
Net income per common share-basic	$0.30	$0.30	$0.53	$0.53
Net income per common share-diluted	$0.30	$0.30	$0.53	$0.53

	(amounts in thousands, except per share data)
Nine Months Ended September 30,	As reported 2003	Pro forma 2003	As reported 2002	Pro forma 2002
SFAS No. 123 charge	$1,514	$1,735	$—	$1,716
APB 25 charge	$—	$—	$1,224	$—
Net income applicable to common shareholders	$31,901	$31,680	$52,210	$51,718
Net income per common share-basic	$0.81	$0.80	$1.37	$1.35
Net income per common share-diluted	$0.81	$0.80	$1.36	$1.34

The effects of applying Statement of Financial Accounting Standards No. 123 in this pro forma disclosure are not indicative of future amounts.

15. Recently Issued Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” This interpretation requires consolidation of an entity by an enterprise if that enterprise will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur, or both. An entity subject to this interpretation is called a variable interest entity. The disclosure provisions of this interpretation are effective for financial statements issued after January 31, 2003. Per this interpretation, a public entity with a variable interest entity created before February 1, 2003, shall apply the consolidation provisions of this interpretation to that entity no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003 and all enterprises with variable interests in variable interests entities created after January 31, 2003, shall apply the consolidation provisions of this interpretation immediately. On October 9, 2003 the Financial Accounting Standards Board issued FASB Staff Position FIN 46-6 deferring the effective date, for variable interest entities created before February 1, 2003, until the end of the first interim or annual period ending after December 15, 2003.

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

We are currently evaluating whether our equity investments in Broadmoor Austin Associates and Tysons International Partners qualify as variable interest entities and if so, determining whether we are the primary beneficiary, thus requiring consolidation. In addition, we are evaluating whether the provisions of FASB Interpretation No. 46 will have a material impact on our financial condition and results of operations.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. Certain provisions of the statement that were to be initially effective for financial instruments entered into or modified after May 31, 2003, and otherwise at the beginning of the first interim period beginning after June 15, 2003 were deferred indefinitely by the Financial Accounting Standards Board. As a result of the deferred provisions, companies are not required to recognize non-controlling interests of a limited-life subsidiary as a liability in the consolidated financial statements. In evaluating the provisions of the statement that were not deferred, we determined that our Series E Preferred Units qualify as a mandatorily redeemable financial instrument and; thus, should be classified as a liability and measured at fair value in our consolidated balance sheet at September 30, 2003. We determined that the fair value of the Series E Preferred Units equaled the $ 10.0 million carrying amount at September 30, 2003 and as a result the reclassification had no impact on current period earnings.

16. Subsequent Events

On October 2, 2003, we completed an interest rate swap agreement for a notional amount of $30.0 million which takes effect following the September 30, 2004 expiration of two existing swaps totaling $110.0 million. The new agreement exchanges floating rate LIBOR for fixed rate LIBOR of 3.8565 percent on $30.0 million of our variable rate borrowings. The interest rate swap agreement has an effective date of October 1, 2004 and matures September 30, 2008.

Through our dividend reinvestment plan, on October 17th, 2003, we issued 357,292 common shares of beneficial interest resulting in net proceeds of $11.0 million. The proceeds were used to repay a portion of the outstanding borrowings under our revolving credit facility.

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

Overview

We are a self-administered and self-managed Maryland REIT. We acquire, own, manage, lease, develop and build primarily office properties throughout the United States. We are self-administered in that we provide our own administrative services, such as accounting, tax and legal, internally through our own employees. We are self-managed in that we internally provide all the management and maintenance services that our properties require through employees, such as property managers, leasing professionals and engineers. We operate principally through our operating partnership, Prentiss Properties Acquisition Partners, L.P. and its subsidiaries, and a management services company, Prentiss Properties Resources and its subsidiaries.

As of September 30, 2003, we owned interests in a diversified portfolio of 130 primarily suburban Class A office and suburban industrial properties as follows:

	Number of Buildings	Net Rentable Square Feet
		(in millions)
Office properties	99	15.1
Industrial properties	31	2.3

Total	130	17.4

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

Our organization consists of a corporate office located in Dallas, Texas and five regional offices each of which operates under the guidance of a member of our senior management team. The following table presents third quarter 2003 regional revenues and the 11 markets in which our properties are located, with the first market being the location of each regional office:

Region	Revenues	Market
	(in thousands)
Mid-Atlantic	$23,011	Metropolitan Washington DC
Midwest	15,644	Chicago, Suburban Detroit
Southwest	29,964	Dallas/Fort Worth, Austin, Denver, Houston
Northern California	11,881	Oakland, Sacramento
Southern California	7,655	San Diego, Los Angeles

Total	$88,155

In addition to the $88.2 million of regional revenues, during the three months ended September 30, 2003, we recognized $551,000 of revenue consisting primarily of interest income which was not allocated to our regions.

At September 30, 2003, we had 15.8 million square feet of in-place leases representing 91% of the net rentable square feet of our properties. Our leases range in term from 1 month to 20 years with an average term of 5 to 7 years. The 15.8 million square feet of in-place leases expire as follows:

	Square Feet
	(in thousands)
2003	318	2.0%
2004	2,071	13.1%
2005	1,669	10.5%
2006	2,019	12.8%
2007	2,044	12.9%
Thereafter	7,702	48.7%

	15,823	100.0%

If one or more tenants fail to pay their rent due to bankruptcy, weakened financial condition or otherwise, our income, cash flow and ability to make distributions would be negatively impacted. At any time, a tenant may seek the protection of the bankruptcy laws, which could result in delays in rental payments or in the rejection and termination of such tenant leases.

On July 21, 2002, WorldCom, Inc. announced that WorldCom and substantially all of its active U.S. subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the U.S. Code in the United States Bankruptcy Court. At the time of the announcement, WorldCom subsidiaries had operating leases totaling approximately 272,000 net rentable square feet in six of our properties. To date, we have received formal notice of rejection of approximately 207,000 net rentable square feet of WorldCom related leases and have received approximately 18,000 net rentable square feet back upon lease expiration.

We have three remaining office lease agreements with WorldCom subsidiaries totaling approximately 46,537 net rentable square feet in two of our office properties. Annualized base rental revenue from the three remaining leases equates to approximately $1.0 million, or less than 0.4% of our annualized base rental revenue. All rent due as of September 30, 2003 under the office lease agreements, with the exception of approximately $32,000 has been collected. Accruable rental income related to all WorldCom related office leases totaled approximately $100,000 at September 30, 2003, all of which was reserved at September 30, 2003. 18,039 net rentable square feet of the currently in-place WorldCom related office leases were recently renewed. The in-place WorldCom leases, totaling 46,537 net rentable square feet, expire as follows: 28,498 square feet expire in December 2006; and 18,039 expire in July 2008. Base rental rates under these leases range from $21.00 per square foot to $27.86 per square foot. In addition to the office lease agreements, we have rooftop antenna lease agreements with WorldCom subsidiaries. These leases expire at various dates through June 30, 2008. Annualized rent from the rooftop antenna leases equates to approximately $235,000.

As of the date of this filing, we are uncertain whether the remaining leases will be accepted or rejected in the bankruptcy proceedings or whether WorldCom or its subsidiaries will continue to pay in accordance with their lease terms.

On October 20, 2003, we executed a letter of intent to form a joint venture between our operating partnership, as the 51% general partner and Stichting Pensioenfonds ABP, a Netherlands based pension fund, as the 49% limited partner. The venture, as currently contemplated by the letter of intent, will target a combination of stabilized and value-added, Class “A” office buildings in our core markets of Washington D.C./Northern Virginia, Chicago, Dallas/Ft. Worth, Northern California and San Diego/Orange County. Closing of the joint venture agreement is expected to occur prior to December 31, 2003.

The letter of intent contemplates that the operating partnership will provide property management, leasing and asset management services to the venture.

The letter of intent contemplates that the venture will initially be seeded with two of our recent acquisitions, 2291 Wood Oak Drive and Corporate Lakes III. The operating partnership will contribute the assets in exchange for cash proceeds from the limited partner in an amount equal to 49% of the original acquisition cost, including all transaction costs. With total equity contributions of $204 million and target leverage of 60% loan-to-value, the joint venture will seek to invest up to $510 million over an 18 month investment horizon, based on a 51%/49% contribution split between us and Stichting Pensioenfonds ABP, respectively.

The joint venture, if consummated, will be consolidated with and into the accounts of the operating partnership. The impact on our results of operations from the formation of the joint venture will be dependent on the performance of the office buildings acquired pursuant to the joint venture and our ability to find adequate investment opportunities. Likewise, our liquidity may be materially impacted if we are successful at investing and obtaining targeted leverage as contemplated in the letter of intent.

Although it is the intent of each of Stichting Pensioenfonds ABP and us to enter into the joint venture as contemplated by the letter of intent, such action is contingent on Stichting Pensioenfonds ABP’s due diligence to be performed on the seed properties and the negotiating of a joint venture agreement satisfactory to both parties.

Third Quarter 2003 Transactions

On July 24, 2003 we completed the sale, to an unrelated third party, of nine office properties containing 644,000 net rentable square feet. The sale, which included all of our properties in the Atlanta, Georgia area, represented an exit from the Atlanta market. The gross proceeds from the sale totaling approximately $40.1 million were used to repay a portion of our outstanding borrowings under our revolving credit facility. In accordance with Statement of Financial Accounting Standards No. 144, in our prior quarterly statements, we recorded an impairment loss of $1.8 million representing the amount by which the carrying amount of the properties exceeded our estimate of fair value, less cost to sell. The impairment loss is included in the line item “income/(loss) from discontinued operations” in our consolidated statement of income for the nine months ended September 30, 2003. In conjunction with the sale of the properties, we restructured the $14.1 million loan with EuroHypo which included a release of the underlying collateral and conversion of the loan to an unsecured obligation.

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective for financial statements issued for fiscal years beginning after December 15, 2001, income and gain/(loss) for real estate properties sold and real estate properties held for sale are to be reflected in the consolidated statements of income as discontinued operations. Below is a summary of our combined results of operations from the properties disposed of or held for sale during the periods presented. The summary includes the results of operations before gain/(loss) on sale for the three and nine months ended September 30, 2003 and 2002, respectively:

Discontinued Operations:	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2003	2002	2003	2002
Property revenues:
Rental income	$650	$5,936	$8,303	$18,206

Property revenues	650	5,936	8,303	18,206

Property expenses:
Property operating and maintenance	424	2,065	3,484	5,953
Real estate taxes	120	604	671	1,665
Depreciation and amortization	—	1,487	2,063	4,654

Property expenses	544	4,156	6,218	12,272

Loss on impairment of real estate	—	(2,855)	(1,792)	(2,855)

Income/(loss) from discontinued operations	$106	$(1,075)	$293	$3,079

During the month of August 2003, we completed the sale of 2.3 million common shares, which included 300,000 common shares to cover the underwriters’ over-allotment option, at $28.90 per share, net of underwriting discounts. After deducting underwriting discounts and commissions, we received net proceeds of approximately $66.5 million. The net proceeds of the sale of the common shares were contributed to the operating partnership in exchange for common units of limited partnership interest in the operating partnership. Initially, proceeds from the offering were used to repay a portion of our outstanding borrowings under our revolving credit facility. Subsequently, we used a portion of the proceeds for a property acquisition as described below.

On August 28, 2003, we acquired from an unrelated third party, the 2291 Wood Oak Drive building containing approximately 228,000 net rentable square feet for approximately $52.1 million, including transaction costs. The acquisition was effectively funded from the sale of common shares as discussed above.

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

Impairment of long-lived assets and long-lived assets to be disposed of

Real estate, leasehold improvements and land holdings are classified as long-lived assets held for sale or long-lived assets to be held and used. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we record assets held for sale at the lower of the carrying amount or fair value, less cost to sell. With respect to assets classified as held and used, we periodically review these assets to determine whether our carrying amount will be recovered. All of our long-lived assets were classified as held and used at September 30, 2003. Our operating real estate, which comprises the majority of our long-lived assets, had a carrying amount of $1.8 billion at September 30, 2003. A long-lived asset is considered impaired if its carrying amount exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Upon impairment, we would recognize an impairment loss to reduce the carrying value of the long-lived asset to our estimate of its fair value. Our estimate of fair value and cash flows to be generated from our properties requires us to make assumptions related to future occupancy of our properties, future rental rates, tenant concessions, operating expenditures, property taxes, capital improvements, the ability of our tenants to perform pursuant to their lease obligations, the holding period of our properties and the proceeds to be generated from the eventual sale of our properties. If one or more of our assumptions proves incorrect or if our assumptions change, the recognition of an impairment loss on one or more properties may be necessary in the future. The recognition of an impairment loss would negatively impact earnings. We did not recognize any impairment losses during the three months ended September 30, 2003.

Allowance for doubtful accounts

Accounts receivable are reduced by an allowance for amounts that we estimate to be uncollectible. Our receivable balance is comprised primarily of accrued rental rate increases to be received over the life of in-place leases as well as rents and operating cost recoveries due from tenants. We regularly evaluate the adequacy of our allowance for doubtful accounts considering such factors as credit quality of our tenants, delinquency of payment, historical trends and current economic conditions. At September 30, 2003, we had total receivables of $52.3 million and an allowance for doubtful accounts of $9.2 million, resulting in a net receivable balance of $43.1 million. Of the $52.3 million in total receivables, $40.8 million represents accrued rental rate increases to be received over the life of in-place leases. It is our policy to reserve all outstanding receivables that are 90-days past due along with a portion of the remaining receivable balance that we feel is uncollectible based on our evaluation of the outstanding receivable balance. In addition, we increase our allowance for doubtful accounts for accrued rental rate increases, if we determine such future rent is uncollectible. Actual results may differ from these estimates under different assumptions or conditions. If our assumptions, regarding the collectibility of accounts receivable, prove incorrect, we may experience write-offs in excess of our allowance for doubtful accounts which would negatively impact earnings. The table below presents bad debt expense recognized during the three months ended September 30, 2003 and 2002, which includes increases or decreases to our allowance for doubtful accounts. The table also presents our allowance for doubtful accounts at September 30, 2003 and 2002:

	Three Months Ended September 30,
(in thousands)	2003	2002
Bad debt expense	$433	$627
Less: Bad debts realized during the period	116	82

Increase in allowance for doubtful accounts	$317	$545

Allowance for doubtful accounts at period end	$9,200	$6,332

Depreciable lives applied to real estate assets and improvements to real estate assets

Depreciation on buildings and improvements is provided under the straight-line method over an estimated useful life of 30 to 40 years for office buildings and 25 to 30 years for industrial buildings. Significant betterments made to our real estate assets are capitalized and depreciated over the estimated useful life of the betterment. If our estimate of useful lives proves to be materially incorrect, the depreciation and amortization expense that we currently recognize would also prove to be materially incorrect. A change in our estimate of useful lives would therefore, result in either an increase or decrease in depreciation and amortization expense and thus, a decrease or increase in earnings. The table below presents real estate related depreciation and amortization expense, including real estate depreciation and amortization included in income from continuing operations as well as discontinued operations, for the three months ended September 30, 2003 and 2002:

	Three Months Ended September 30,
(in thousands)	2003	2002
Real estate depreciation and amortization	$19,437	$18,422

Initial recognition, measurement and allocation of the cost of real estate acquired

We allocate the purchase price of properties acquired to tangible and identified intangible assets acquired based on their fair values in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.” These fair values are derived as follows:

We record above-market and below-market in-place lease values for acquired properties based on the present value (using a market interest rate which reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancellable term of the lease for above-market leases and the initial term plus the term of the fixed rate renewal option, if any for below-market leases. We perform this analysis on a lease (tenant) by lease (tenant) basis. The capitalized above-market lease values are amortized as a reduction to rental income over the remaining non-cancellable terms of the respective leases. The capitalized below-market lease values are amortized as an increase to rental income over the initial term plus the term of the fixed rate renewal option, if any, of the respective leases.

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

During the three months ended September 30, 2003, we acquired one office property in our Mid-Atlantic Region. Based on our estimate of the fair value of each component of the real estate property acquired, we allocated the purchase price as follows:

(in thousands)
Land	$6,827
Building and improvements	28,600
Tenant improvements and leasing commissions	12,799
Above market lease value	2,325
In-place lease value at market	1,591

$52,142

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

Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we use interest rate swaps as part of our cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without the exchange of the underlying principal amount. During the three months ended September 30, 2003, such derivatives were used to hedge the variable cash flows associated with a portion of our variable-rate debt.

As of September 30, 2003, we did not have any derivatives designated as fair value hedges. Additionally, we do not use derivatives for trading or speculative purposes and currently, we do not have any derivatives that are not designated as hedges.

To determine the fair value of our derivative instruments, we use a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. For the majority of financial instruments including most derivatives, standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost, and termination cost are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized. Future cash inflows or outflows from our derivative instruments depend upon future borrowing rates. If assumptions about future borrowing rates prove to be materially incorrect, the recorded value of these agreements could also prove to be materially incorrect. Because we use the derivative instruments to hedge our exposure to variable interest rates, thus effectively fixing a portion of our variable interest rates, changes in future borrowing rates could result in our interest expense being either higher or lower than might otherwise have been incurred on our variable-rate borrowings had the rates not been fixed. The table below presents the amount by which cash payments made under our interest rate swap agreements exceeded cash receipts from our agreements during the three months ended September 30, 2003 and 2002. The table also presents the estimated fair value of our in-place swap agreements as of September 30, 2003 and 2002.

	Three Months Ended September 30,
(in thousands)	2003	2002
Net cash paid under our interest rate swap agreements	$2,509	$2,049
Fair value of interest rate swaps at September 30, 2003	$(11,398)	$(17,217)

Results of Operations

Comparison of the three months ended September 30, 2003 to the three months ended September 30, 2002

The table below presents our consolidated statements of income for the three months ended September 30, 2003 and 2002:

Consolidated Statements of Income	Three Months Ended September 30,
(in thousands)	2003	2002
Revenues:
Rental income	$85,154	$83,923
Service business and other income	3,552	963

	88,706	84,886

Expenses:
Property operating and maintenance	21,448	20,283
Real estate taxes	8,254	9,244
General and administrative and personnel cost	2,747	2,467
Expenses of service business	2,478	—
Interest expense	17,503	17,233
Amortization of deferred financing costs	678	500
Depreciation and amortization	19,561	16,953

	72,669	66,680

Income from continuing operations before minority interests and equity in income of joint ventures and unconsolidated subsidiaries	16,037	18,206

Minority interests	(2,598)	(2,724)
Equity in income of joint ventures and unconsolidated subsidiaries	595	308

Income from continuing operations	14,034	15,790

Discontinued operations:
Income/(loss) from discontinued operations	106	(1,075)
Gain on sale of properties	85	8,454
Minority interests related to discontinued operations	(7)	(275)

	184	7,104

Net income	$14,218	$22,894
Preferred dividends	(2,113)	(2,113)

Net income applicable to common shareholders	$12,105	$20,781

Included below is a discussion of the significant events or transactions that have impacted our results of operations when comparing the three months ended September 30, 2003 to the three months ended September 30, 2002.

Acquisition of Real Estate. During the period July 1, 2002 through September 30, 2003, we acquired five office properties containing in the aggregate approximately 1.0 million net rentable square feet as follows:

Property	Date of Acquisition	Region	Net Rentable Square Feet	Purchase Price
			(in thousands)	(in thousands)
12601 Fair Lakes Circle	November 18, 2002	Mid-Atlantic	264	$55,136
2291 Wood Oak Drive	August 28, 2003	Mid-Atlantic	228	52,142
410 Warrenville Road	May 8, 2003	Midwest	60	8,740
Corporate Lakes III	June 18, 2003	Midwest	124	22,621
Park West C3	February 4, 2003	Southwest	339	28,035

			1,015	$166,674

Leasing of Development Projects. Our results of operations, for the three months ended September 30, 2003, have been bolstered by increased occupancy at two development projects. The projects include approximately 182,000 net rentable square feet in our Mid-Atlantic Region and 40,000 net rentable square feet in our Southern California Region. The projects were approximately 10% leased and rent paying for the three month period ended September 30, 2002 compared to approximately 42% for the three month period ended September 30, 2003.

Real Estate Dispositions. During the period July 1, 2002 through September 30, 2003, we disposed of seven industrial properties containing 875,000 net rentable square feet and fourteen office properties containing 1.2 million net rentable square feet. The industrial properties were sold on September 10, 2002 and included all of the industrial properties within our Mid-Atlantic Region. Three office properties containing 194,000 net rentable square feet were sold on October 17, 2002 and represented our only office holdings within the Los Angeles area, a market within our Southern California Region. Two office properties, containing 339,000 net rentable square feet within our Southwest region, were sold on June 26, 2003. The remaining 644,000 net rentable square feet included the disposition on July 24, 2003 of nine office properties in our Mid-Atlantic region. The sales resulted in aggregated gross proceeds of approximately $112.1 million, which were used to repay a portion of the outstanding borrowings under our revolving credit facility.

Other Significant Real Estate Transactions. On November 22, 1999, we acquired 123 North Wacker, a 540,000 net rentable square foot office property located in our Midwest Region for a purchase price of approximately $87.3 million. The property was primarily leased to a single tenant whose intention was to vacate the property in September 2001 upon the expiration of the in-place lease. Our intention was to convert and market the building for lease as a multi-tenant property. The property, which was vacated as intended, is currently approximately 85% leased as compared to 71% leased at September 30, 2002.

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

The following is a discussion of the material changes in our consolidated statements of income and a discussion of the impact that the significant events or transactions, as described above, had on one or more line items of our consolidated statements of income when comparing the three months ended September 30, 2003 to the three months ended September 30, 2002.

Rental Income. Rental income increased by $1.2 million, or 1.5%, from $83.9 million to $85.1 million. The real estate acquisitions and development properties coming on-line resulted in increases of $4.7 million and $539,000, respectively. The leasing of our 123 North Wacker property resulted in an increase of $503,000. These increases were offset by a decrease of $4.6 million from our other properties relating primarily to occupancy and rental rate declines in our portfolio and a decrease in termination fee income recognized for the three months ended September 30, 2003 compared to September 30, 2002.

Property Operating and Maintenance. Property operating and maintenance costs increased by $1.2 million, or 5.7%, from $20.3 million to $21.5 million. The real estate acquisitions and development properties coming on-line resulted in increases of $1.0 million and $198,000, respectively. The leasing of our 123 North Wacker property resulted in an increase of $166,000. Property operating and maintenance expenses related to our other properties decreased by $246,000. The decrease in property operating and maintenance expenses at our other properties primarily related to the decrease from the three months ended September 30, 2002 to the three months ended September 30, 2003 of bad debt expenses recognized at our properties.

Real Estate Taxes. Real estate taxes decreased by $990,000, or 10.7%, from $9.2 million to $8.2 million. Real estate acquisitions and development properties coming on-line resulted in increases of $517,000 and $69,000, respectively. The increases were offset by decreases of $143,000 and $1.4 million from our other properties and our 123 North Wacker property, respectively. The decreases primarily resulted from real estate tax refunds received and lower estimates of current year taxes resulting from lower property tax assessments across our portfolio.

Service Business and Other Income/Expenses of Service Business. Service business and other income and the expenses of service business increased as a result of the acquisition of the remaining interest in Prentiss Properties Resources and the resulting consolidation of the accounts with and into the accounts of the operating partnership. During the three months ended September 30, 2002, our proportionate share of the results of operations of Prentiss Properties Resources were included in the line item “equity in income of joint ventures and unconsolidated subsidiaries” in our consolidated statement of income.

Interest Expense. Interest expense increased by $270,000, or 1.6%, from $17.2 million to $17.5 million, primarily as a result of an increase in weighted average borrowings outstanding for the three months ended September 30, 2003 compared to the three months ended September 30, 2002, accompanied by a decrease in capitalized interest from $553,000 for the three months ended September 30, 2002 to $0 for the three months ended September 30, 2003. The increase was partially offset by a decrease in the weighted average interest rate paid on outstanding borrowings from 6.82% to 6.70% for the respective periods.

Depreciation and Amortization. Depreciation and amortization increased by $2.6 million, or 15.4%, from $17.0 million to $19.6 million. The real estate acquisitions and development properties coming on-line resulted in increases of $1.3 million and $284,000, respectively. The leasing of our 123 North Wacker property resulted in an increase of $317,000. Other properties increased by $586,000 which is attributable to the depreciation and amortization expense related to capital expenditures incurred at our properties subsequent to acquisition.

Minority Interests. Minority interests decreased by $126,000, or 4.6%, from $2.7 million to $2.6 million, primarily due to the minority interest holders proportionate share of the decrease in net income before discontinued operations and minority interests from $18.5 million for the three months ended September 30, 2002 to $16.6 million for the three months ended September 30, 2003.

Discontinued Operations. Discontinued operations decreased by $6.9 million, from $7.1 million for the three months ended September 30, 2002 to $184,000 for the three months ended September 30, 2003. The decrease resulted from the recognition, during the three months ended September 30, 2002, of a gain on sale of real estate of $8.5 million, offset by an impairment loss of $2.9 million during the same period, accompanied by the shortened period of time and the number of assets that were included in our portfolio as discontinued operations during the three months ended September 30, 2003 compared to the three months ended September 30, 2002.

Results of Operations

Comparison of the nine months ended September 30, 2003 to the nine months ended September 30, 2002

The table below presents our consolidated statements of income for the nine months ended September 30, 2003 and 2002:

Consolidated Statements of Income	Nine Months Ended September 30,
(in thousands)	2003	2002
Revenues:
Rental income	$252,265	$247,961
Service business and other income	12,154	3,506

	264,419	251,467

Expenses:
Property operating and maintenance	63,679	59,331
Real estate taxes	27,882	30,116
General and administrative and personnel cost	8,375	7,709
Expenses of service business	7,599	—
Interest expense	52,283	50,149
Amortization of deferred financing costs	1,723	1,314
Depreciation and amortization	56,658	49,437

	218,199	198,056

Income from continuing operations before minority interests and equity in income of joint ventures and unconsolidated subsidiaries	46,220	53,411

Minority interests	(7,812)	(8,247)
Equity in income of joint ventures and unconsolidated subsidiaries	1,933	2,192

Income from continuing operations	40,341	47,356

Discontinued operations:
Income from discontinued operations	293	3,079
(Loss)/gain on sale of properties	(4,457)	8,454
Minority interests related to discontinued operations	153	(434)

	(4,011)	11,099

Income before gain on sale of land	36,330	58,455

Gain on sale of land	1,910	—

Net income	$38,240	$58,455
Preferred dividends	(6,339)	(6,245)

Net income applicable to common shareholders	$31,901	$52,210

Included below is a discussion of the significant events or transactions that have impacted our results of operations when comparing the nine months ended September 30, 2003 to the nine months ended September 30, 2002.

Acquisition of Real Estate. Prior to March 2002, we owned a 20% non-controlling interest in the joint venture owning the Burnett Plaza property, a 1.0 million net rentable square foot office building located in our Southwest Region. Our 20% interest was accounted for using the equity method of accounting and thus, our share of the results of operations from the property were included in the line item “equity in income of joint ventures and unconsolidated subsidiaries” in our consolidated statement of income. On March 7, 2002, we purchased from Burnett Plaza – VEF III, L.P., an affiliate of Lend Lease Real Estate Investments, its 80% interest in the joint venture for a purchase price of approximately $51.2 million and the assumption of debt. Subsequent to this purchase, the results of operations for the Burnett Plaza property are consolidated into the results of operations of our operating partnership.

In addition to the acquisition of the Burnett Plaza property, during the period January 1, 2002 through September 30, 2003, we acquired five office properties containing in the aggregate approximately 1.0 million net rentable square feet. The properties acquired between January 1, 2002 and September 30, 2003 are as follows:

Property	Date of Acquisition	Region	Net Rentable Square Feet	Purchase Price
			(in thousands)	(in thousands)
12601 Fair Lakes Circle	November 18, 2002	Mid-Atlantic	264	$55,136
2291 Wood Oak Drive	August 28, 2003	Mid-Atlantic	228	52,142
410 Warrenville Road	May 8, 2003	Midwest	60	8,740
Corporate Lakes III	June 18, 2003	Midwest	124	22,621
Burnett Plaza	March 7, 2002	Southwest	1,025	107,475
Park West C3	February 4, 2003	Southwest	339	28,035

			2,040	$274,149

Leasing of Development Projects. Our results of operations, for the nine months ended September 30, 2003, have been bolstered by increased occupancy at three development projects. The projects include approximately 182,000 net rentable square feet in our Mid-Atlantic Region, 223,000 net rentable square feet in our Southwest Region and 40,000 net rentable square feet in our Southern California Region. The projects were approximately 49% leased and rent paying for the nine month period ended September 30, 2002 compared to approximately 61% for the nine month period ended September 30, 2003.

Real Estate Dispositions. During the period January 1, 2002 through September 30, 2003, we disposed of seven industrial properties containing 875,000 net rentable square feet and fourteen office properties containing 1.2 million net rentable square feet. The industrial properties were sold on September 10, 2002 and included all of the industrial properties within our Mid-Atlantic Region. Three office properties containing 194,000 net rentable square feet were sold on October 17, 2002 and represented our only office holdings within the Los Angeles area, a market within our Southern California Region. Two office properties, containing 339,000 net rentable square feet, within our Southwest region were sold on June 26, 2003. The remaining 644,000 net rentable square feet included the disposition on July 24, 2003 of nine office properties in our Mid-Atlantic region.

Other Significant Real Estate Transactions. On November 22, 1999, we acquired 123 North Wacker, a 540,000 net rentable square foot office property located in our Midwest Region for a purchase price of approximately $87.3 million. The property was primarily leased to a single tenant whose intention was to vacate the property in September 2001 upon the expiration of the in-place lease. Our intention was to convert and market the building for lease as a multi-tenant property. The property, which was vacated as intended, is currently approximately 85% leased as compared to 71% leased at September 30, 2002.

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

The following is a discussion of the material changes in our consolidated statements of income and a discussion of the impact that the significant events or transactions, as described above, had on one or more line items of our consolidated statements of income when comparing the nine months ended September 30, 2003 to the nine months ended September 30, 2002.

Rental Income. Rental income increased by $4.3 million, or 1.7%, from $248.0 million to $252.3 million. The real estate acquisitions and development properties coming on-line resulted in increases of $14.6 million and $2.1 million, respectively. The leasing of our 123 North Wacker property resulted in an increase of $2.1 million. These increases were offset by a decrease of $14.5 million from our other properties relating primarily to occupancy and rental rate declines in our portfolio and a decrease in termination fee income recognized for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002.

Property Operating and Maintenance. Property operating and maintenance costs increased by $4.4 million, or 7.3%, from $59.3 million to $63.7 million. The real estate acquisitions and development properties coming on-line resulted in increases of $3.7 million and $1.3 million, respectively. The leasing of our 123 North Wacker property resulted in an increase of $693,000 and property operating and maintenance expenses related to our other properties decreased by $1.3 million. The decrease in property operating and maintenance expenses at our other properties primarily relates to a decrease from the nine months ended September 30, 2002 to the nine months ended September 30, 2003 of bad debt expenses recognized at our properties

Real Estate Taxes. Real estate taxes decreased $2.2 million, or 7.4%, from $30.1 million to $27.9 million. Real estate acquisitions and development properties coming on-line resulted in increases of $1.1 million and $274,000, respectively. The increases were offset by a decrease of $1.2 million and $2.4 million related to our 123 North Wacker property and our other properties, respectively. The decreases were primarily a result of real estate tax refunds received and lower estimates of current year taxes resulting from lower property tax assessments across our portfolio.

Service Business and Other Income/Expenses of Service Business. Service business and other income and the expenses of service business increased as a result of the acquisition of the remaining interest in Prentiss Properties Resources and the resulting consolidation of the accounts with and into the accounts of the operating partnership. During the nine months ended September 30, 2002, our proportionate share of the results of operations of Prentiss Properties Resources were included in the line item “equity in income of joint ventures and unconsolidated subsidiaries” in our consolidated statement of income.

Interest Expense. Interest expense increased by $2.1 million, or 4.3%, from $50.2 million to $52.3 million, primarily as a result of an increase in weighted average borrowings outstanding for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002, accompanied by a decrease in capitalized interest from $2.9 million for the nine months ended September 30, 2002 to $416,000 for the nine months ended September 30, 2003. The increase was partially offset by a decrease in the weighted average interest rate paid on outstanding borrowings from 6.74% to 6.61% for the respective periods.

Depreciation and Amortization. Depreciation and amortization increased by $7.2 million, or 14.6%, from $49.4 million to $56.6 million. The real estate acquisitions and development properties coming on-line resulted in increases of $3.5 million and $1.5 million, respectively. The leasing of our 123 North Wacker property resulted in an increase of $943,000. Our other properties increased by $1.1 million which is attributable to the depreciation and amortization expense related to capital expenditures incurred at our properties subsequent to acquisition.

Minority Interests. Minority interests decreased by $435,000, or 5.3%, from $8.2 million to $7.8 million, primarily due to the minority interest holders proportionate share of the decrease in net income before discontinued operations and minority interests from $55.6 million for the nine months ended September 30, 2002 to $50.1 million for the nine months ended September 30, 2003.

Discontinued Operations. Discontinued operations decreased by $15.1 million, from $11.1 million for the nine months ended September 30, 2002 to negative $4.0 million for the nine months ended September 30, 2003. The decrease resulted from a recognition during the nine months ended September 30, 2002 of a gain on sale of $8.5 million, offset by an impairment loss $2.9 million during the same period, compared to a recognition for the nine months ended September 30, 2003 of a loss on sale of $4.5 million and an impairment loss of $1.8 million. Discontinued operations are also impacted by the shortened period of time and the number of assets that were included in our portfolio as discontinued operations during the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002.

Gain on Sale of Land. The gain on sale of land of $1.9 million resulted from the sale of two land parcels during the nine months ended September 30, 2003.

Liquidity and Capital Resources

Cash and cash equivalents were $9.2 million and $5.1 million at September 30, 2003 and December 31, 2002, respectively. The increase in cash and cash equivalents is a result of net cash provided by operating activities exceeding net cash used in investing and financing activities.

Cash flows provided by operating activities totaled $93.8 million for the nine months ended September 30, 2003 compared to $122.7 million for the nine months ended September 30, 2002. The change in cash flows from operating activities is attributable to (1) the factors discussed in our analysis of results of operations for the nine months ended September 30, 2003 compared to September 30, 2002 and (2) the timing of receipt of revenues and payment of expenses.

Net cash used in investing activities totaled $78.9 million for the nine months ended September 30, 2003 compared to $111.4 million for the nine months ended September 30, 2002. The decrease in net cash used in investing activities of $32.5 million is due primarily to a decrease of $47.0 million in cash used to purchase mortgage loans, a decrease of $15.1 million in cash used in the development and redevelopment of real estate and an increase of $23.8 million in cash received from the sale of real estate, offset by an increase of $50.9 million of cash used in the purchase of real estate.

Net cash used in financing activities totaled $10.8 million for the nine months ended September 30, 2003 compared to cash used of $10.4 million for the nine months ended September 30, 2002. The increase in net cash used for financing activities of $405,000 is due primarily to net repayments of debt totaling $1.4 million for the nine months ended September 30, 2003 compared to net borrowings of $67.4 million for the nine months ended September 30, 2002, an increase of $2.7 million in distributions paid, offset by a decrease in cash used for the redemption of preferred units of $50.5 million accompanied by an increase in cash generated from the sale of common shares of $19.4 million.

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

Debt Financing

As of September 30, 2003, we had outstanding total indebtedness, including our pro rata share of joint venture debt, of approximately $1.1 billion, or approximately 41.2% of total market capitalization based on a common share price of $31.00 per common share. The amount of indebtedness that we may incur, and the policies with respect thereto, are not limited by our declaration of trust and bylaws, and are solely within the discretion of our board of trustees, limited only by various financial covenants in our credit agreements.

We have in place a $300 million unsecured revolving credit facility with a group of 12 banks. The facility, which was renewed in May 2002, matures in May 2005. The facility has a current interest rate of LIBOR plus 150 basis points and can vary between 125 basis points and 175 basis points depending on our leverage. Additionally, we are required to pay an average unused commitment fee of 25 basis points per annum if the unused portion of the credit facility is greater than $200 million. The fee is reduced to 20 basis points per annum if the unused portion is less than or equal to $200 million, but greater than $100 million. The fee is further reduced to 15 basis points per annum if the unused portion is less than or equal to $100 million. During the three months ended September 30, 2003, we had net repayments of borrowings under our credit facility of $49.5 million and an outstanding balance of $58.0 million at September 30, 2003 resulting in an available balance of $242.0 million.

As of September 30, 2003, we had $2.8 million and $94.1 million of mortgages and notes payable scheduled to mature in 2003 and 2004, respectively. Subsequent to quarter end we repaid the $2.8 million scheduled to mature in 2003 and $23.1 million of scheduled 2004 maturities using proceeds from our revolving credit facility. We intend to refinance the remaining debt at maturity or retire such debt through the issuance of additional equity or debt securities on or before the applicable maturity dates. If we are unable to raise proceeds in a timely manner, pending availability, we will seek to borrow funds under our revolving credit facility, which would reduce the future availability of funds under such facility. We anticipate that our available cash and cash equivalents and cash flows from operating activities, together with cash available from borrowings and other sources, will be adequate to fund these capital requirements.

The following table sets forth our mortgages and notes payable, including our pro rata share of joint venture debt as of September 30, 2003:

Borrower/Description	Current Balance	Amortization	Interest Rate	Maturity
	(in thousands)
Broadmoor Austin Associates
Broadmoor Austin (1)	$70,068	16 yr	7.04%	April 10, 2011
Burnett Plaza Associates
Burnett Plaza	72,100	None	LIBOR + 2.15%	July 9, 2005
PL Properties Associates, L.P.
Park West C2	33,602	30 yr	6.63%	November 10, 2010
Prentiss Properties Acquisition Partners, L.P.
Bachman West	2,773	25 yr	8.63%	December 1, 2003
One Westchase Center	23,111	25 yr	7.84%	February 1, 2004
Collateralized Term Loan (2)	71,000	25 yr	LIBOR + 1.500%	September 30, 2004
Walnut Glen Tower	33,656	30 yr	6.92%	April 1, 2005
Revolving Credit Facility	58,000	None	LIBOR + 1.500%	May 23, 2005
Unsecured Term Loan-Commerz	75,000	None	LIBOR + 1.500%	March 16, 2006
Unsecured Term Loan – EuroHypo - I	100,000	None	LIBOR + 1.375%	May 22, 2008
Highland Court	4,520	25 yr	7.27%	April 1, 2006
Plaza I & II	7,097	18 yr	7.75%	January 1, 2007
7101 Wisconsin Avenue	20,456	30 yr	7.25%	April 1, 2009
Unsecured Term Loan – EuroHypo - II	14,050	30 yr	7.46%	July 15, 2009
Ordway	48,098	30 yr	7.95%	April 1, 2010
World Savings Center	28,569	30 yr	7.91%	November 1, 2010
One O’Hare Centre	39,884	30 yr	6.80%	January 10, 2011
3130 Fairview Park Drive	22,334	30 yr	7.00%	April 1, 2011
Research Office Center	44,089	28 yr	7.64%	October 1, 2011
Bannockburn Centre	26,204	30 yr	8.05%	June 1, 2012
Del Mar Loan	44,004	30 yr	7.41%	June 1, 2013
Prentiss Properties Corporetum, L.P.
Corporetum Office Campus	24,760	30 yr	7.02%	February 1, 2009
Prentiss Properties Natomas, L.P.
Natomas Corporate Center	36,189	30 yr	7.02%	February 1, 2009
Prentiss Properties Real Estate Fund I, L.P.
PPREFI Portfolio Loan (3)	180,100	None	7.58%	February 26, 2007
Tysons International Partners
1676 International (4)	11,065	28 yr	7.68%	August 30, 2010
8260 Greensboro (4)	3,959	28 yr	7.83%	August 30, 2010

Total	$1,094,688

(1)	We own a 50% non-controlling interest in the entity that owns the Broadmoor Austin properties, which interest is accounted for using the equity method of accounting. The amount shown reflects our proportionate share of the non-recourse mortgage indebtedness collateralized by the properties.
(2)	The Term Loan is collateralized by the following four properties: Willow Oaks I & II (two properties), 8521 Leesburg Pike and the IBM Call Center.
(3)	The PPREFI Portfolio Loan is collateralized by the following 36 properties: the Los Angeles industrial properties (18 properties), the Chicago industrial properties (four properties), the Cottonwood Office Center (three properties), Park West E1 and E2 (two properties), One Northwestern Plaza, 3141 Fairview Park Drive, 13825 Sunrise Valley Drive, O’Hare Plaza II, 1717 Deerfield Road, 2411 Dulles Corner Road, 4401 Fair Lakes Court, the WestPoint Office Building and the PacifiCare Building.
(4)	We own a 25% non-controlling interest in the entity that owns the 1676 International and 8260 Greensboro properties, which interest is accounted for using the equity method of accounting. The amount shown reflects our proportionate share of the non-recourse mortgage indebtedness collateralized by the properties.

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

Under our loan agreements, we are required to satisfy various affirmative and negative covenants, including limitations on total indebtedness, total collateralized indebtedness and cash distributions, as well as obligations to maintain certain minimum tangible net worth and certain minimum interest coverage ratios. Our credit agreements limit total indebtedness to 55% of total assets and require a debt service coverage ratio of at least 2 to 1. Our credit agreements provide for a 30-day period to cure a default caused by our failure to punctually and properly perform, observe and comply with the covenants contained therein. The agreements also provide for an additional 75-day period if such failure is not capable of being cured within 30-days and we are diligently pursuing the cure thereof. We were in compliance with these covenants at September 30, 2003.

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

We may employ forwards or purchased options to hedge qualifying anticipated transactions. Gains and losses are deferred and recognized in net income in the same period that the anticipated transaction occurs, expires or is otherwise terminated. The following table summarizes the notional amounts and fair values of our derivative financial instruments at September 30, 2003. The notional amount provides an indication of the extent of our involvement in these instruments as of the balance sheet date, but does not represent exposure to credit, interest rate or market risks.

Notional Amount	Swap Rate Paid (Fixed)	Effective Fixed Rate	Swap Rate Received (Variable) at Sept. 30, 2003	Swap Maturity	Fair Value
					(in thousands)
$ 50 million	6.253%	7.753%	1.12%	September 2004	$(2,566)
$ 60 million	6.248%	7.748%	1.12%	September 2004	(3,076)
$ 25 million	4.345%	6.495%	1.12%	July 2005	(1,241)
$ 15 million	4.345%	6.495%	1.12%	July 2005	(745)
$ 20 million	5.985%	7.485%	1.12%	March 2006	(1,950)
$ 30 million	5.990%	7.490%	1.12%	March 2006	(2,928)
$ 50 million	2.270%	3.645%	1.12%	August 2007	743
$ 25 million	2.277%	3.652%	1.12%	August 2007	365

Total					$(11,398)

Capital Improvements

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. The majority of capital required relates to tenant-related capital expenditures and is dependent upon our leasing activity. Our leasing activity is a function of the percentage of our in-place leases expiring in current and future periods accompanied by our exposure to tenant defaults and our ability to increase the average occupancy of our portfolio. For the nine months ended September 30, 2003 capital expenditures related to our in-service properties totaled $21.5 million. We classify capital expenditures for in-service properties as non-incremental and incremental revenue-enhancing capital expenditures representing our estimate of recurring versus non-recurring capital requirements, respectively. Our non-incremental and incremental capital expenditures for the nine months ended September 30, 2003 totaled approximately $20.2 million and $1.3 million, respectively.

Equity Financing

On August 18, 2003, we completed the sale of 2.3 million common shares of beneficial interest, which included 300,000 common shares to cover the underwriters’ over-allotment option, at $28.90 per share, net of underwriting discounts and before transaction costs. The shares were issued from our common shares held in treasury. Proceeds received totaled $66.5 million which were contributed to the operating partnership in exchange for additional common units of limited partnership interest in the opening partnership. Our operating partnership used a portion of the proceeds to purchase the 2291 Wood Oak Drive building.

Also during the nine months ended September 30, 2003, we issued 843,552 common shares related primarily to the issuance of 714,959 common shares as a result of option exercises. The proceeds received from the issuance of the 843,552 common shares totaled approximately $5.3 million of cash and $12.1 million representing the value of 391,641 shares surrendered as payment for the exercise price of $11.8 million and statutory tax withholdings of approximately $300,000 in connection with certain option exercises. The cash proceeds were used to repay a portion of the outstanding borrowings under our revolving credit facility.

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

At September 30, 2003 we had the following off-balance sheet arrangements: (1) a non-controlling 50% interest in Broadmoor Austin Associates, a real estate joint venture; (2) a 25% non-controlling interest in Tysons International Partners, a real estate joint venture; and (3) a 1% non-controlling interest in certain real estate assets.

Our investment in unconsolidated joint ventures represents less than .7% of our total assets as of September 30, 2003 and 2.1% of our cash flow from operations for the nine months ended September 30, 2003. Our investments, however, do provide us with several benefits including increased market share, important customer relations and a possible capital source to fund future real estate projects.

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

The following information summarizes the financial position at September 30, 2003 for the investments in which we held an unconsolidated interest at September 30, 2003:

Summary of Financial Position: (in thousands)	Total Assets	Total Debt(1)	Total Equity	Company’s Investment
Broadmoor Austin Associates	$104,638	$140,136	$(36,225)	$3,829
Tysons International Partners	95,693	60,097	34,070	9,390
Other Investments	—	—	—	1,107

				$14,326

(1)	The mortgage debt, all of which is non-recourse, is collateralized by the individual real estate property or properties within each venture, the net book value of which totaled $173.6 million at September 30, 2003. Our proportionate share of the non-recourse mortgage debt totaled $85.1 million at September 30, 2003.

The following information summarizes the results of operations for the unconsolidated investments which impacted our results of operations for the three and nine months ended September 30, 2003.

Summary of Operations for the Three Months Ended September 30, 2003: (in thousands)	Total Revenue	Net Income	Company’s Share of Net Income
Broadmoor Austin Associates	$4,952	$1,076	$538
Tysons International Partners	3,140	228	57

			$595

Summary of Operations for the Nine Months Ended September 30, 2003: (in thousands)	Total Revenue	Net Income	Company’s Share of Net Income
Broadmoor Austin Associates	$15,064	$3,414	$1,707
Tysons International Partners	9,716	904	226

			$1,933

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

Contractual Obligations and Commercial Commitments

We have contractual obligations including mortgages and notes payable and ground lease obligations. The table below presents, as of September 30, 2003, our future scheduled principal repayments of mortgages and notes payable and ground lease obligations, including our pro rata share of debt and ground lease obligations of our of joint venture properties:

	Payments Due by Period
Contractual Obligations (in thousands)	Total	2003	2004/2005	2006/2007	Thereafter
Mortgages and notes payable	$1,094,688	$5,329	$275,797	$286,454	$527,108
Capital lease obligations	—	—	—	—	—
Ground leases	31,126	116	996	1,094	28,920
Unconditional purchase obligations	—	—	—	—	—
Other long-term obligations	—	—	—	—	—

Total contractual cash obligations	$1,125,814	$5,445	$276,793	$287,548	$556,028

As a condition of the purchase and sale and as security for our guarantee, as discussed under the Off-Balance Sheet Arrangements section above, we provided to the title company at closing, irrevocable letters of credit, totaling $1.4 million, drawn on a financial institution and identifying the purchaser as beneficiary. The balance of the letters of credit which total $1.3 million at September 30, 2003, expires as follows:

	Commitment Expiration by Period
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

Funds from operations	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2003	2002	2003	2002
Net income	$14,218	$22,894	$38,240	$58,455
Adjustments:
Real estate depreciation and amortization(1)	19,437	18,422	58,448	54,038
Real estate depreciation and amortization of unconsolidated joint ventures	739	739	2,210	2,357
Minority interests(2)	448	804	1,205	2,061
(Gain)/loss on sale of real estate(3)	(85)	(8,454)	2,547	(8,454)

Funds from operations	$34,757	$34,405	$102,650	$108,457

(1)	Includes real estate depreciation and amortization included in continuing operations and real estate depreciation and amortization included in discontinued operations.
(2)	Represents the minority interests applicable to the common unit holders of the operating partnership.
(3)	Impairment losses on real estate are not added back in our reconciliation of net income to funds from operations; therefore, for periods in which impairment losses are recognized, funds from operations is negatively impacted. We recognized impairment losses of $2.9 million and $1.8 million during the three months ended September 30, 2002 and the three months ended June 30, 2003, respectively. Therefore funds from operations were negatively impacted for the three and nine months ended September 30, 2002 by $2.9 million and by $1.8 million for the nine months ended September 30, 2003.

Funds from operations increased by $352,000 and decreased by $5.8 million for the three and nine months ended September 30, 2003 from the three and nine months ended September 30, 2002, respectively, as a result of the factors discussed in the analysis of operating results.

Recently Issued Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” This interpretation requires consolidation of an entity by an enterprise if that enterprise will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur, or both. An entity subject to this interpretation is called a variable interest entity. The disclosure provisions of this interpretation are effective for financial statements issued after January 31, 2003. Per this interpretation, a public entity with a variable interest entity created before February 1, 2003, shall apply the consolidation provisions of this interpretation to that entity no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003 and all enterprises with variable interests in variable interests entities created after January 31, 2003, shall apply the consolidation provisions of this interpretation immediately. On October 9, 2003 the Financial Accounting Standards Board issued FASB Staff Position FIN 46-6 deferring the effective date, for variable interest entities created before February 1, 2003, until the end of the first interim or annual period ending after December 15, 2003.

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

We are currently evaluating whether our equity investments in Broadmoor Austin Associates and Tysons International Partners qualify as variable interest entities and if so, determining whether we are the primary beneficiary, thus requiring consolidation. In addition, we are evaluating whether the provisions of FASB Interpretation No. 46 will have a material impact on our financial condition and results of operations.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. Certain provisions of the statement that were to be initially effective for financial instruments entered into or modified after May 31, 2003, and otherwise at the beginning of the first interim period beginning after June 15, 2003 were deferred indefinitely by the Financial Accounting Standards Board. As a result of the deferred provisions, companies are not required to recognize non-controlling interests of a limited-life subsidiary as a liability in the consolidated financial statements. In evaluating the provisions of the statement that were not deferred, we determined that our Series E Preferred Units qualify as a mandatorily redeemable financial instrument and; thus, should be classified as a liability and measured at fair value in our consolidated balance sheet at September 30, 2003. We determined that the fair value of the Series E Preferred Units equaled the $ 10.0 million carrying amount at September 30, 2003 and as a result the reclassification had no impact on current period earnings.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk is exposure to changes in interest rates as a result of our revolving credit facility and long-term debt. At September 30, 2003, we had outstanding total indebtedness, including our pro rata share of joint venture debt, of approximately $1.1 billion, or approximately 41.2% of total market capitalization. Our interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, we manage our exposure to fluctuations in market interest rates for our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. In addition, we may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps and floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable rate debt. We do not enter into derivative or interest rate transactions for speculative purposes. Approximately 65.6% of our outstanding debt was subject to fixed rates with a weighted average interest rate of 7.44% at September 30, 2003. Of the remaining $376.1 million, or 34.4%, representing our variable rate debt, $275.0 million was effectively locked at an interest rate (before the spread over LIBOR) of 4.82% through our interest rate swap agreements. We regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

The following table provides information about our financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations outstanding at September 30, 2003, including our pro rata share of joint venture debt totaling $85.1 million, the table presents principal cash flows and related weighted average interest rates for the debt outstanding during the periods. For interest rate swaps, the table presents notional amounts and weighted average interest rates for in-place swaps during the period. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on 30-day LIBOR as of September 30, 2003. The fair value of our fixed rate debt indicates the estimated principal amount of debt having similar debt service requirements, which could have been borrowed by us at September 30, 2003. The rate assumed in the fair value calculation of fixed rate debt is equal to 4.75%, representing our estimated borrowing rate for fixed rate debt instruments similar in term to those outstanding at September 30, 2003. The fair value of our variable to fixed interest rate swaps indicates the estimated amount that would have been paid by us had they been terminated at September 30, 2003.

(dollars in thousands)	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value
Liabilities
Long-Term Debt:

Fixed Rate	$5,142	$32,260	$42,624	$14,311	$197,143	$427,108	$718,588	$807,517
Average Interest Rate	7.44%	7.43%	7.45%	7.46%	7.39%	7.41%	—	—
Variable Rate	$187	$70,813	$130,100	$75,000	—	$100,000	$376,100	$376,100
Average Interest Rate	2.75%	2.75%	2.71%	2.55%	2.53%	2.53%	—	—

Interest Rate Derivatives
Interest Rate Swaps:
Variable to Fixed	$—	$110,000	$40,000	$50,000	$75,000	—	—	$(11,398)
Average Pay Rate	4.82%	4.66%	3.80%	2.63%	2.27%	—	—	—
Average Receive Rate	1.12%	1.12%	1.12%	1.12%	1.12%	—	—	—

Item 4. Controls and Procedures

As of September 30, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 15d-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Changes in Securities and Use of Proceeds

During the month of August 2003, we completed the sale of 2.3 million common shares, which included 300,000 common shares to cover the underwriters’ over-allotment option, at $28.90 per share, net of underwriting discounts and commissions. The offering was pursuant to our universal shelf Registration Statement on Form S-3, File No. 333-49433, as amended, which was declared effective by the SEC on July 29, 2002. The offering was underwritten by Deutsche Bank Securities Inc. Copies of the prospectus supplement and accompanying prospectus may be obtained from Deutsche Bank Securities Inc. in New York. After deducting underwriting discounts and commissions of $1.2 million and offering expenses totaling approximately $.4 million, proceeds totaled approximately $66.1 million.

We contributed the net proceeds from the sale of the common shares to the operating partnership in exchange for additional common units of limited partnership interest in the operating partnership. In August 2003, we purchased one office property in Virginia containing approximately 228,000 net rentable square feet for approximately $52.1 million. The operating partnership will use the remaining net proceeds, to acquire additional office properties as suitable opportunities arise or to redeem, in part, its outstanding 8.30% Series B cumulative redeemable perpetual preferred units at a redemption price of $50.00 per Series B preferred unit plus accumulated and unpaid dividends.

The above represents our current intentions for the use of the remaining net proceeds. We might change how we use the remaining net proceeds in response to, among other things, changes in our business plans, future revenues and expenses and industry, regulatory or competitive conditions. The amount of our expenses and their timing will vary depending on a number of factors, including changes in our expected operations or business plan and changes in economic and industry conditions. Any such changes will be at the discretion of our board of trustees and officers. As of the date of this Form 10-Q, no payments of expenses or uses of net proceeds constituted direct or indirect payments to any of our directors, officers or general partners or their associates, persons owning 10% or more of any class of our equity securities, or to any of our affiliates.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

EXHIBIT NO.	DESCRIPTION

3.1	Amended and Restated Declaration of Trust of the Registrant (filed as Exhibit 3.1 to our Registration Statement on Amendment No. 1 of Form S-11, File No. 333-09863, and incorporated by reference herein).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to our Form 10-Q, filed on May 15, 2002, File No. 001-14516).

3.3	Amendment No. 1 to the Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.3 to our Form 10-Q, filed on May 15, 2002, File No. 001-14516).

3.4*	Amendment No. 2 to the Amended and Restated Bylaws of the Registrant.

3.5	Articles Supplementary, dated February 17, 1998, Classifying and Designating a Series of Preferred Shares of Beneficial Interest as Junior Participating Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest, Series B, and Fixing Distribution and Other Preferences and Rights of Such Shares (filed as an Exhibit to our Registration Statement on Form 8-A, filed on February 17, 1998, File No. 000-23813 and incorporated by reference herein).

3.6	Articles Supplementary, dated June 25, 1998, Classifying and Designating a Series of Preferred Shares of Beneficial Interest as Series B Cumulative Redeemable Perpetual Preferred Shares of Beneficial Interest and Fixing Distribution and Other Preferences and Rights of Such Shares (included as Exhibit 3.5 to our Form 10-Q, filed on August 12, 1998, File No. 001-14516).

3.7	Articles Supplementary, dated March 20, 2001 (filed as Exhibit 3.6 to our Report on Form 10-K, filed March 27, 2001, File No. 001-14516, and incorporated by reference herein).

3.8	Articles Supplementary Classifying and Designating a Series of Preferred Shares of Beneficial Interest as Series D Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest and Fixing Distribution and Other Preferences and Rights of such Shares, dated March 20, 2001 (filed as Exhibit 3.7 to our Report on Form 10-K, filed March 27, 2001, File No. 001-14516, and incorporated by reference herein).

3.9	Articles Supplementary, dated January 4, 2002 (filed as Exhibit 3.7 to our Report on Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

4.1	Form of Common Share Certificate (filed as Exhibit 4.1 to our Registration Statement on Amendment No. 1 of Form S-11, File No. 333-09863, and incorporated by reference herein).

4.2	Amended and Restated Rights Agreement, dated January 22, 2002, between Prentiss Properties Trust and EquiServe Trust Company, N.A., as Rights Agent (filed as Exhibit 1 to Amendment No. 2 to our Registration Statement on Form 8-A, filed on February 6, 2002, File No. 000-014516).

4.3	First Amendment dated June 26, 2002 to the Amended and Restated Rights Agreement between Prentiss Properties Trust and Equiserve Trust Company, N.A. as Rights Agent (filed as Exhibit 2 to Amendment No. 3 to our Registration Statement on Form 8-A, filed on June 27, 2002, File No. 001-014516).

4.4	Form of Rights Certificate (included as Exhibit A to the Rights Agreement (Exhibit 4.2)).

4.5	Form of Series D Preferred Share Certificate (filed as Exhibit 4.4 to our Report on Form 10-K, filed March 27, 2001, File No. 001-14516, and incorporated by reference herein).

10.1	Fifth Amendment to the Third Amended and Restated Agreement of Limited Partnership of Prentiss Properties Acquisition Partners, L.P. (filed as Exhibit 99.1 to our Form 8-K, File No. 001-14516, filed on August 14, 2003).

10.2*	Sixth Amendment to the Third Amended and Restated Agreement of Limited Partnership of Prentiss Properties Acquisition Partners, L.P.

10.3	Credit Agreement, dated May 22, 2003, among Prentiss Properties Acquisition Partners, L.P., as Borrower, Eurohypo AG, New York Branch, as Administrative Agent, Bank One, NA, as Syndication Agent, and other lenders as named therein.

10.4	Stock Purchase Agreement, dated January 1, 2003, by and between Prentiss Properties Acquisition Partners, L.P. and Ampulla LLC, a single member Limited Liability Company, owned by Michael V. Prentiss, Chairman of the Board of Prentiss Properties Trust.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(b)	Reports on Form 8-K

On July 17, 2003, we furnished to the Securities and Exchange Commission a Current Report on Form 8-K. The Current Report on Form 8-K relates to our earnings release for the quarter ended June 30, 2003. On August 14, 2003, we filed a Current Report on Form 8-K for the purpose of filing the Fifth Amendment to the Third Amended and Restated Agreement of Limited Partnership of Prentiss Properties Acquisition Partners, L.P.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRENTISS PROPERTIES TRUST

Date: November 12, 2003	By:	/s/ Thomas P. Simon
Thomas P. Simon Senior Vice President and Chief Accounting Officer (Principal Accounting Officer and Duly Authorized Officer of the Company)