Form 10-K
period 2003-12-31
PRENTISS PROPERTIES TRUST/MD
filed 2004-03-15
CIK 1011699

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

As of June 30, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,082,078.

As of March 10, 2004, the number of Common Shares of Beneficial Interest outstanding was 44,282,912, and the number of outstanding Participating Cumulative Redeemable Preferred Shares of Beneficial Interest, Series D, was 3,773,585.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference the Company’s Definitive Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held on May 5, 2004.

PRENTISS PROPERTIES TRUST

FORWARD-LOOKING STATEMENTS

This Form 10-K and the documents incorporated by reference into this Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project,” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management as well as assumptions made by us and information currently available to us. These forward-looking statements are subject to certain risks, uncertainties and assumptions, including risks, uncertainties and assumptions related to the following:

•	The geographic concentration of our properties;

•	Our real estate acquisition, redevelopment, development and construction activities;

•	Factors that could result in the poor operating performance of our properties including tenant defaults and increased costs such as taxes, insurance, utilities and casualty losses that exceed insurance limits;

•	Competition in markets where we have properties;

•	Environmental and Americans with Disabilities Act compliance issues related to our properties;

•	Some of our properties may be subject to uninsured losses;

•	Our properties are illiquid assets;

•	Our incurrence of debt and use of variable rate debt and derivative financial instruments;

•	Limited ability of shareholders to effect a change of control;

•	Our failure to qualify as a REIT;

•	Conflicts of interest;

•	Changes in our investment, financing and borrowing policies without shareholder approval;

•	Our dependence on key personnel;

•	Our third-party property management, leasing, development and construction business and related services;

•	The effect of shares available for future sale on the price of common shares; and

•	Changes in market conditions including market interest rates.

If one or more of these risks or uncertainties materialize, or if any underlying assumption proves incorrect, actual results may vary materially from those anticipated, expected or projected. Such forward-looking statements reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. You should refer to the section entitled “Risk Factors” beginning on page 50 of this Form 10-K for a discussion of risk factors that could cause actual results to differ materially from those indicated by the forward-looking statements. You are cautioned not to place undue reliance on our forward-looking statements, which speak only as of the date of this Form 10-K or the date of any document incorporated by reference into this Form 10-K. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1.	Business

Overview

We are a self-administered and self-managed Maryland REIT. We acquire, own, manage, lease, develop and build primarily office properties throughout the United States. We are self-administered in that we provide our own administrative services, such as accounting, tax and legal, internally through our own employees. We are self-managed in that we internally provide all the management and maintenance services that our properties require through employees, such as, property managers, leasing professionals and engineers. We operate principally through our operating partnership, Prentiss Properties Acquisition Partners, L.P. and its subsidiaries, and two management service companies, Prentiss Properties Resources, Inc. and its subsidiaries and Prentiss Properties Management, L.P. The ownership of the operating partnership was as follows at December 31, 2003:

2003 (units in thousands)	Common Units	%	Series D Convertible Preferred Units	%	Series B Preferred Units	%	Series E Preferred Units	%
Prentiss Properties Trust	42,696	96.66%	3,774	100.00%	—	0.00%	—	0.00%
Third Parties	1,475	3.34%	—	0.00%	1,900	100.00%	200	100.00%

Total	44,171	100.00%	3,774	100.00%	1,900	100.00%	200	100.00%

Effective January 1, 2003, our operating partnership acquired for approximately $67,000, the voting stock of Prentiss Properties Resources, Inc., from Ampulla, LLC, a single member limited liability company owned by Michael V. Prentiss, Chairman of the Board of Prentiss Properties Trust. Prentiss Properties Resources, Inc. was incorporated in March 2001 to serve as a Taxable REIT Subsidiary and provide management and other services to our operating partnership and third-party clients. The management services business serves a broad base of clients, including major financial institutions and pension funds, large corporate users, real estate advisory firms and real estate investment groups. Through Prentiss Properties Resources, Inc. we offer a full range of fee-based services, including property management, leasing, tenant construction, insurance, accounting, tax, acquisition, disposition, facilities management, and corporate and asset management services. Prior to this transaction, we owned a 98% non-voting interest and accounted for our interest in Prentiss Properties Resources, Inc. using the equity method of accounting. Subsequent to this transaction, the operating partnership owns 100% of Prentiss Properties Resources, Inc. and we consolidate the accounts of Prentiss Properties Resources, Inc. with and into the accounts of the operating partnership.

As of December 31, 2003, we owned interests in a diversified portfolio of 137 primarily suburban Class A office and suburban industrial properties as follows:

	Number of Buildings	Net Rentable Square Feet
		(in millions)
Office properties	106	15.5
Industrial properties	31	2.3

Total	137	17.8

As of December 31, 2003, our properties were 91% leased to approximately 1,000 tenants. In addition to managing properties that we own, we manage approximately 11.0 million net rentable square feet in office, industrial and other properties for third parties.

Our primary business is the ownership and operation of office and industrial properties throughout the United States. Our organization which includes approximately 475 employees consists of a corporate office located in Dallas, Texas and five regional offices each of which operates under the guidance of a member of our senior management team. The following are the 11 markets in which our properties are located with the first market being the location of each regional office:

Region	Market
Mid-Atlantic	Metropolitan Washington, DC
Midwest	Chicago, Suburban Detroit
Southwest	Dallas/Fort Worth, Austin, Denver, Houston
Northern California	Oakland, Sacramento
Southern California	San Diego, Los Angeles

We have determined that our reportable segments are those that are based on our method of internal reporting, which disaggregates our business based upon our five geographic regions. For revenues, income from continuing operations and total asset information on each of our segments, see Note (19) to our Consolidated Financial Statements.

Recent Developments

Regus Business Centre Corp. (RBCC) was a tenant of ours under a lease. The tenant filed Chapter 11 bankruptcy on January 14, 2003 and effective January 14, 2003, the lease was rejected. On January 21, 2004, we received a payment totaling $3.2 million as settlement for our claims in the bankruptcy.

On January 22, 2004, Prentiss Office Investors, L.P. was established to acquire office properties in our core markets of Washington D.C./Northern Virginia, Chicago, Dallas/Ft. Worth, Northern California and San Diego/Orange County. The partnership was initially 99.9% owned by the operating partnership and was seeded by the transfer of several recent acquisitions including, 2291 Wood Oak Drive a single office building containing approximately 228,000 net rentable square feet located in Herndon Virginia, Corporate Lakes III a single office building containing approximately 124,000 net rentable square feet located in Chicago Illinois, and seven office buildings containing approximately 370,000 net rentable square feet located in Carlsbad California.

Pursuant to a joint venture agreement, effective February 1, 2004, Stichting Pensioenfonds ABP, a Netherlands based pension fund, acquired a 49% limited partnership interest in Prentiss Office Investors, L.P. for proceeds totaling $68.9 million. The joint venture will be consolidated with and into the accounts of the operating partnership.

Pursuant to its limited partnership agreement, Prentiss Office Investors, L.P. will engage in a series of transactions pursuant to which it intends to acquire approximately 15 to 25 Class A office properties over an 18 to 30 month period in the geographic regions within the United States in which we currently conduct business. Class A office properties will not be acquired after the initial 18-30 month investment period unless our operating partnership, as general partner of Prentiss Office Investors, L.P., and Stichting Pensioenfonds ABP, as limited partner of Prentiss Office Investors, L.P., mutually agree to amend the limited partnership agreement to provide for a longer investment period. Prentiss Office Investors, L.P. anticipates incurring indebtedness in an aggregate amount of up to 60.0% of the undepreciated acquisition costs of all of the properties owned by Prentiss Office Investors, L.P. As a result, pursuant to its limited partnership agreement, Prentiss Office Investors, L.P. has the authority to invest up to $510.0 million during its 18-30 month investment period, which will include equity contributed to Prentiss Office Investors, L.P. and the indebtedness in an aggregate amount up to 60% of the undepreciated acquisition costs of all properties acquired by the partnership.

On January 28, 2004, we completed two four-year interest rate swaps in the notional amount of $50.0 million. The interest rate swaps effectively lock in our cost of funds at 3.819% (before the spread over LIBOR) on $50.0 million of our variable rate borrowings. The interest rate swap agreements are effective beginning October 1, 2004 and mature October 1, 2008.

On February 4, 2004, pursuant to a unit repurchase agreement between our operating partnership and Brandywine Operating Partnership, L.P., we repurchased from Brandywine Operating Partnership, L.P. our outstanding 7.50% Series E Preferred Units and 26,768 common units held by Brandywine Operating Partnership L.P. The Series E Preferred Units were repurchased at their liquidation value of $10.0 million plus accrued and unpaid dividends of $70,055. The common units were repurchased for $891,803 representing a per unit price of $33.316, calculated as the average of the daily market price of our common shares for the 10 consecutive trading days prior to the date of repurchase. Concurrent with the repurchase, Brandywine Operating Partnership, L.P. repaid a promissory note in the amount of $8.9 million and accrued and unpaid interest of $282,308 due to our operating partnership. An amount totaling $1.7 million, representing the difference between the units repurchased and the proceeds from the promissory note was paid by our operating partnership to Brandywine Operating Partnership, L.P using funds from our revolving credit facility.

On February 19, 2004, we renewed our $300 million revolving credit facility, including an extension of the maturity date from May 23, 2005 to February 19, 2007. The interest rate on the facility will fluctuate based on our overall leverage with a range between 30-day LIBOR plus 112.5 basis points and 30-day LIBOR plus 160 basis points. The pricing on the renewed facility represents a 12.5 basis point to 15.0 basis point pricing reduction across the leverage grid. The facility was substantially oversubscribed with initial commitments of $370 million. Banking participants in the revolving credit facility include Bank One as Administrative Agent; Bank of America as Syndication Agent; Commerzbank, EuroHypo and Societe General as Documentation Agents; PNC Bank, Sun Trust and Union Bank of California as Co-Agents; and Comerica Bank, KeyBank, Mellon Bank, and SouthTrust Bank as Lenders.

Using proceeds from our revolving credit facility, on February 24, 2004, we repurchased the operating partnership’s outstanding 8.30% Series B Cumulative Redeemable Perpetual Preferred Units, for approximately $96.2 million, which included accrued and unpaid dividends of $1.2 million.

On March 2, 2004, we negotiated an interest rate reduction on the $75.0 million unsecured term loan with Commerzbank AG. The interest rate which is based on overall leverage was reduced from 30-day LIBOR plus 125 to 175 basis points to 30-day LIBOR plus 112.5 to 160 basis points. In addition, the term loan which had an original maturity date of March 16, 2006 was extended to March 16, 2009.

On March 10, 2004, we completed a five-year interest rate swap in the notional amount of $30.0 million. The interest rate swap effectively locks in our cost of funds at 3.443% (before the spread over LIBOR) on $30.0 million of our variable rate borrowings. The interest rate swap agreement is effective beginning October 1, 2004 and matures October 1, 2009.

On June 10, 2002, we entered into a securities sales agreement with Brinson Patrick Securities Corporation which we refer to as the Dribble Plan. Under our Dribble Plan we may sell, with Brinson Patrick acting as our sales agent, up to 3,000,000 of our common shares at the then market price directly to the public. Subsequent to December 31, 2003, we issued 1,186,100 common shares through the Dribble Plan resulting in net proceeds of $39.3 million, or $33.09 per share, after underwriting discounts. The proceeds were used to repay a portion of the outstanding borrowings under our revolving credit facility. Since the inception of the Dribble Plan, through March 12, 2004, pursuant to the Dribble Plan, we have issued 1,730,200 common shares and as a result, we have 1,269,800 remaining common shares available to issue under the plan.

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

We invest opportunistically and pursue assets that are:

•	managed by us and owned by our existing management clients which become available for sale;

•	performing at a level believed to be substantially below potential due to identifiable management weaknesses or temporary market conditions;

•	encumbered by indebtedness that is in default or is not performing;

•	held or controlled by short-term owners (such as assets held by insurance companies and financial institutions under regulatory pressure to sell);

•	contain below market leases, which may be re-leased in the near term to improve cash flow;

•	have good long term growth prospect; or

•	are consistent with our product and market strategies.

We believe that we are particularly well-positioned to acquire properties because of our:

•	presence in and knowledge of our 11 markets across the United States;

•	a diversified base of approximately 1,000 tenants;

•	existing relationships with 22 different third-party management clients;

•	access to capital as a public company, including our revolving credit facility;

•	reputation as a buyer with the ability to execute complicated transactions;

•	fully-integrated operations which allow rapid response to opportunities;

•	UPREIT structure, whereby sellers may contribute properties in exchange for units in our operating partnership in a tax deferred transaction; and

•	relationships with real estate brokers, institutional owners, and third-party management clients, which often allow preferential access to opportunities.

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

During the year ended December 31, 2003, we acquired 11 office buildings totaling approximately 1.1 million net rentable square feet. The following table sets forth the segment, market, month of acquisition, number of buildings, net rentable square feet and acquisition price of the buildings acquired. See “Item 2. Properties” for additional information relating to our properties.

Acquired Properties	Segment	Market	Month of Acquisition	Number of Buildings	Net Rentable Square Feet(1)	Acquisition Price
					(in thousands)	(in millions)
Park West C3	Southwest	Dallas/Ft. Worth	Feb. 2003	1	339	$28.1
410 Warrenville Road	Midwest	Chicago	May 2003	1	60	8.7
Corporate Lakes III	Midwest	Chicago	June 2003	1	124	22.6
2291 Wood Oak Drive	Mid-Atlantic	Metro. Wash., DC	Aug. 2003	1	228	52.2
Camino West Corporate Park	Southern Calif.	San Diego	Nov. 2003	1	54	8.9
Carlsbad Airport Plaza	Southern Calif.	San Diego	Nov. 2003	1	62	10.5
La Place Court	Southern Calif.	San Diego	Nov. 2003	2	81	13.6
Pacific Ridge Corporate Centre	Southern Calif.	San Diego	Nov. 2003	2	121	23.9
Pacific View Plaza	Southern Calif.	San Diego	Nov. 2003	1	52	10.2

				11	1,121	$178.7

(1)	Net rentable square feet defines the area of a property for which a tenant is required to pay rent, which includes the actual rentable area plus a portion of the common areas of the property allocated to a tenant.

Development

Similar to acquisitions, development is another key component of our external growth strategy. We intend to capitalize on our development capabilities by selectively developing and redeveloping properties in markets with favorable current and projected long-term growth characteristics and supply-demand imbalances. We control all aspects of the development process, including site selection, project concept, design and construction, financing, leasing and property management. We intend to develop primarily office properties with levels of pre-leasing appropriate for market conditions.

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

Third-Party Management

At December 31, 2003, we, through our subsidiaries, managed or performed property-related services for 133 office, industrial and other properties owned by 22 third-party management clients. These properties are located throughout the United States and contain approximately 11.0 million net rentable square feet.

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

Competition

We operate in five regions: Mid-Atlantic, Midwest, Southwest, Northern California and Southern California and compete with many local, regional and national competitors in the office and industrial sectors. These five regions comprise 11 markets nationwide. The markets in which we operate are not dominated by any one owner or by us. In each market we compete on a number of factors including rental rates, tenant concessions, quality and location of buildings, quality of property management, and other economic and non-economic factors. Our competitors may have greater financial resources than are available to us and/or they may be willing to rent space at lower rental rates or provide greater leasing concessions. Our major competitors in each region include the following companies:

Segment	Competitors
Mid-Atlantic	Boston Properties, CarrAmerica Realty Corp., Equity Office Properties, Vornado Realty Trust

Midwest	CarrAmerica Realty Corp., Duke-Weeks Realty Corp., Equity Office Properties, Great Lakes REIT, John Buck Co., Trizec Properties, Inc.

Southwest	CarrAmerica Realty Corp., Crescent Real Estate Equities, Equity Office Properties, Lincoln Property Co., Trammell Crow Co., Trizec Properties, Inc.

Northern California	Boston Properties, CarrAmerica Realty Corp., Equity Office Properties, RREEF, Shorenstein Co.

Southern California	Arden Realty, CarrAmerica Realty Corp., Equity Office Properties, Kilroy Realty Corp., RREEF

Corporate Governance

We have implemented the following corporate governance initiatives to address certain legal requirements promulgated under the Sarbanes-Oxley Act of 2002, as well as the recently adopted New York Stock Exchange corporate governance listing standards:

•	Our board of trustees determined that Ronald G. Steinhart, Dr. Leonard M. Riggs, Jr. and Barry J.C. Parker each qualify as an “audit committee financial expert” as such term is defined under Item 401 of Regulation S-K. Our board of trustees has also made an affirmative determination that each of Messrs. Steinhart, Riggs and Parker is “independent” as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act;

•	Our audit committee established “Audit Committee Complaint Procedures” for the receipt, retention and treatment of complaints regarding accounting, internal accounting control or auditing matters, including the anonymous submission by employees of concerns regarding questionable accounting or auditing matters.

•	Our board of trustees updated our Code of Conduct to comply with the Sarbanes-Oxley Act of 2002 and the recently adopted listing standards of the New York Stock Exchange. Our Code of Conduct governs business decisions made and actions taken by our trustees, officers and employees. A copy of this Code is available on our website at http:/www.prentissproperties.com and we will disclose on this website any amendment to or wavier of any provision of the Code applicable to our trustees and executive officers that would otherwise be required to be disclosed under the rules of the SEC or the New York Stock Exchange. A copy of the Code is also available in print to any shareholder upon written request addressed to Investor Relations, Prentiss Properties Trust, 3890 West Northwest Highway, Suite 400, Dallas, Texas 75220.

•	Our board of trustees established an Ethics Hotline that employees may use to anonymously report possible violations of the Code of Conduct, including concerns regarding questionable accounting, internal accounting controls or auditing matters.

•	Our board of trustees established and adopted new charters for each of its Audit, Compensation and Nominating and Corporate Governance Committees. Each committee is comprised of three (3) independent trustees, with the exception of the Compensation Committee, which is comprised of two (2) independent trustees. A copy of each of these charters is available on our website at http://www.prentissproperties.com and is available in print to any shareholder upon written request addressed to Investor Relations, Prentiss Properties Trust, 3890 West Northwest Highway, Suite 400, Dallas, Texas 75220.

•	Our board of trustees adopted Corporate Governance Guidelines, a copy of which is available on our website at http://www.prentissproperties.com and is available in print to any shareholder upon written request addressed to Investor Relations, Prentiss Properties Trust, 3890 West Northwest Highway, Suite 400, Dallas, Texas 75220

Available Information

We file annual, quarterly and special reports, proxy statements and other information with the SEC. You may read and copy any document we file at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. Our SEC filings are also available to the public at the SEC’s web site at www.sec.gov. No information from this web page is incorporated by reference herein. Our web site is www.prentissproperties.com. You may also obtain copies of our annual, quarterly and current reports, proxy statements, Code of Conduct, the Charters of our Audit, Compensation, and Nominating and Corporate Governance Committees of our board of trustees and certain other information filed with the SEC, as well as amendments thereto, free of charge from our web site. These documents are posted to our web site as soon as reasonably practicable after we have filed or furnished these documents to the SEC.

Item 2.	Properties

At December 31, 2003, we owned interests in 137 properties totaling 17.8 million net rentable square feet with no individual property representing either 10% or more of our total assets at December 31, 2003 or gross revenues for the year ended December 31, 2003. The properties consist of 106 office properties comprising approximately 15.5 million net rentable square feet and 31 industrial properties comprising approximately 2.3 million net rentable square feet. As of December 31, 2003, all of these properties are wholly-owned by us (through our subsidiaries), except the following:

(1)	the Broadmoor Austin properties, which are held pursuant to a 100% leasehold interest by Broadmoor Austin Associates, a joint venture, in which we own a 50% non-controlling interest and account for using the equity method of accounting;

(2)	the 1676 International Drive and 8260 Greensboro properties, which are owned by Tysons International Partners, a joint venture, in which we own a 25% non-controlling interest and account for using the equity method of accounting;

(3)	One Northwestern Plaza, a property in which we own a 100% leasehold interest and consolidate with and into the accounts of our operating partnership; and

(4)	6600 Rockledge Drive, a property in which we own a 98.9% leasehold interest and consolidate with and into the accounts of our operating partnership.

The following table presents specific information about our properties as of December 31, 2003:

Property Name	Building Type	Market	Year(s) Built/ Renovated	Number of Buildings	Net Rentable Square Feet(C)	Total Base Rent for Year Ended 12/31/03(D)	Percent Leased As of 12/31/03
					(in thousands)	(in thousands)
1676 International Drive(A)	Office	Metro. Wash., DC	1999	1	75	$2,092	100
2291 Wood Oak Drive	Office	Metro. Wash., DC	1999	1	228	1,602	100
2411 Dulles Corner Road	Office	Metro. Wash., DC	1990	1	177	4,160	97
3130 Fairview Park Drive	Office	Metro. Wash., DC	1999	1	183	5,555	100
3141 Fairview Park Drive	Office	Metro. Wash., DC	1988	1	192	3,300	95
4401 Fair Lakes Court	Office	Metro. Wash., DC	1988	1	59	1,308	73
6600 Rockledge Drive	Office	Metro. Wash., DC	1981	1	156	4,126	100
7101 Wisconsin Avenue	Office	Metro. Wash., DC	1975	1	237	4,379	74
8260 Greensboro(A)	Office	Metro. Wash., DC	1980	1	38	879	95
8521 Leesburg Pike	Office	Metro. Wash., DC	1984	1	145	2,640	33
12601 Fair Lakes Circle	Office	Metro. Wash., DC	1995	1	264	4,892	100
13825 Sunrise Valley Drive	Office	Metro. Wash., DC	1989	1	104	2,128	100
Calverton Office Park	Office	Metro. Wash., DC	1981-1987	3	307	5,129	79
Campus Point	Office	Metro. Wash., DC	1985	1	172	2,898	100
Fairmont Building	Office	Metro, Wash., DC	1964/1997	1	122	2,733	95
Greenwood Center	Office	Metro. Wash., DC	1985	1	150	3,525	100
Oakwood Center	Office	Metro, Wash., DC	1982	1	128	2,728	96
Park West at Dulles Corner	Office	Metro, Wash., DC	1997	1	152	4,080	100
Plaza 1900	Office	Metro, Wash., DC	1989	1	203	4,358	100
Research Office Center I-III	Office	Metro. Wash., DC	1986-2000	3	439	10,140	92
Willow Oaks I-III	Office	Metro. Wash., DC	1986-2002	3	569	8,212	77

Total Mid-Atlantic Region				27	4,100	80,864

123 North Wacker Drive	Office	Chicago	1986	1	540	7,574	88
410 Warrenville Road	Office	Chicago	1999	1	60	512	100
701 Warrenville Road	Office	Chicago	1988	1	67	1,184	100
1717 Deerfield Road	Office	Chicago	1985	1	138	842	79
1800 Sherman Avenue	Office	Chicago	1986	1	136	3,213	77
Bannockburn Centre	Office	Chicago	1999	1	257	4,560	100
Corporate Lakes III	Office	Chicago	1990	1	124	1,051	100
Corporetum Office Campus	Office	Chicago	1984-1987	5	324	2,745	43
O’Hare Plaza II	Office	Chicago	1986	1	236	5,175	76
One O’Hare Centre	Office	Chicago	1984	1	380	4,467	74
Salton	Office	Chicago	2001	1	59	1,104	100
Chicago Industrial	Industrial	Chicago	1987-1988	4	682	2,282	100
One Northwestern Plaza	Office	Sub. Detroit	1989	1	242	3,915	80

Total Midwest Region				20	3,245	38,624

Barton Skyway I-IV	Office	Austin	1999-2002	4	787	15,151	99
Broadmoor Austin(B)	Office	Austin	1991	7	556	10,179	100
Cielo Center	Office	Austin	1984	3	271	4,248	86
Spyglass Point	Office	Austin	1999	1	59	964	100
Bachman East & West	Office	Dallas/Fort Worth	1986	2	196	2,875	91
Burnett Plaza	Office	Dallas/Fort Worth	1983	1	1,025	15,497	95
Cottonwood Office Center	Office	Dallas/Fort Worth	1986	3	164	2,101	98
IBM Call Center	Office	Dallas/Fort Worth	1998	1	150	2,157	100
Lakeview Center	Office	Dallas/Fort Worth	2000	1	101	1,331	100
Millennium Center	Office	Dallas/Fort Worth	1999	1	99	1,431	100
Park West C2	Office	Dallas/Fort Worth	1989	1	349	8,266	96
Park West C3	Office	Dallas/Fort Worth	1985	1	339	4,112	73
Park West E1	Office	Dallas/Fort Worth	1982	1	183	3,107	100
Park West E2	Office	Dallas/Fort Worth	1985	1	201	2,924	91
Walnut Glen Tower	Office	Dallas/Fort Worth	1985	1	464	8,374	91

Property Name	Building Type	Market	Year(s) Built/ Renovated	Number of Buildings	Net Rentable Square Feet(C)	Total Base Rent for Year Ended 12/31/03(D)	Percent Leased As of 12/31/03
					(in thousands)	(in thousands)
WestPoint Office Building	Office	Dallas/Fort Worth	1998	1	150	2,143	78
Carrara Place	Office	Denver	1982	1	235	2,504	98
Highland Court	Office	Denver	1986	1	93	1,323	71
Orchard Place I & II	Office	Denver	1980	2	105	2,049	99
PacifiCare Building	Office	Denver	1983	1	200	2,535	78
Panorama Point	Office	Denver	1983	1	79	1,052	80
One Westchase Center	Office	Houston	1982	1	466	6,925	80

Total Southwest Region				37	6,272	101,248

Natomas Corporate Center	Office	Sacramento	1984-1991	6	566	10,837	93
Lake Merritt Tower I	Office	Oakland	1990	1	204	5,792	95
The Ordway	Office	Oakland	1970	1	531	14,416	99
World Savings Center	Office	Oakland	1985	1	272	6,767	98

Total Northern California Region				9	1,573	37,812

Los Angeles Industrial	Industrial	Los Angeles	1973-1983	18	1,253	7,226	100
Camino West Corporate Park	Office	San Diego	1991	1	54	88	93
Carlsbad Airport Plaza	Office	San Diego	1987	1	62	130	82
Carlsbad Pacific Center I-III	Office	San Diego	1986-2002	3	130	3,125	96
Carlsbad Pacifica	Office	San Diego	1986	1	49	1,144	100
Del Mar Gateway	Office	San Diego	2001	1	164	5,125	100
Executive Center Del Mar	Office	San Diego	1998	2	113	3,171	100
La Place Court	Office	San Diego	1988	2	81	169	90
Pacific Ridge Corporate Centre	Office	San Diego	1999	2	121	322	98
Pacific View Plaza	Office	San Diego	1986	1	52	131	94
Plaza I & II	Office	San Diego	1988-1989	2	89	2,108	97
The Campus	Office	San Diego	1988	1	45	917	98
San Diego Industrial	Industrial	San Diego	1985-1988	9	359	4,126	95

Total Southern California Region				44	2,572	27,782

Total Properties				137	17,762	$286,330

(A)	We hold a 25% non-controlling interest in Tysons International Partners. Tysons International Partners owns the 1676 International Drive and 8260 Greensboro properties located in the Metropolitan Washington, D.C. area. Net rentable square feet and total base rent presented above represents our pro rata share. We account for our interest using the equity method of accounting.
(B)	We hold a 50% non-controlling interest in Broadmoor Austin Associates. Broadmoor Austin Associates owns an office complex in Austin, Texas, consisting of seven properties. Net rentable square feet and total base rent presented above represents our pro rata share. We account for our interest using the equity method of accounting.
(C)	Net rentable square feet defines the area of a property for which a tenant is required to pay rent, which includes the actual rentable area plus a portion of the common areas of the property allocated to a tenant.
(D)	Total base rent for the year ended December 31, 2003 includes the fixed rental amount due for the year ended December 31, 2003 under contractual lease obligations, which excludes (1) lease termination payments; (2) parking rent; (3) future contractual or contingent rent escalations; and (4) additional rent payable by tenants for items such as common area maintenance, real estate taxes and other expense reimbursements.

At December 31, 2003, including our pro rata share of debt on our joint venture properties, we had $813.3 million of mortgages on our properties, which represents 73.1% of our total outstanding indebtedness. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for a discussion of mortgage debt related to our properties.

Our properties are leased to local, national and foreign companies engaged in a variety of businesses including, but not limited to, computer systems design, management, insurance, broadcasting and telecommunications, legal services, and information services. As of December 31, 2003, we had approximately 1,000 tenants, with our largest 20 tenant’s representing 31% of our total net rentable square feet leased as follows:

	Tenant	Square Feet Leased (000’s)	Percentage of Company Leased Sq. Ft.
1	IBM	973	6%
2	Kaiser Foundation Health Plan	259	2%
3	Northrop Grumman Corporation	267	2%
4	General Services Administration – U.S. Govt.	308	2%
5	Verizon Communications	291	2%
6	American Management Systems	264	2%
7	Computer Associates	228	1%
8	Moore North America	257	2%
9	AT & T	205	1%
10	Aspen Systems Corporation	211	1%
11	Americredit	238	1%
12	Vignette	205	1%
13	Burlington Resources	199	1%
14	World Savings & Loan	148	1%
15	Brandes Investments	123	1%
16	Exxon Mobil	205	1%
17	Thomson Corporation	210	1%
18	Sprint Communications	200	1%
19	National Union Fire Insurance (AIG)	157	1%
20	CH2M Hill	118	1%

	Total % of portfolio square feet		31%
	Total % of portfolio base rental revenue		34%

Approximately 61% of our total leased rentable square footage is under full service gross leases under which tenants typically pay for all real estate taxes and operating expenses above those for an established base year or expense stop. Our remaining square footage is under triple net and modified gross leases. Triple net and modified gross leases are those where tenants pay not only base rent, but also some or all real estate taxes and operating expenses of the leased property. Tenants generally reimburse us the full direct cost, without regard to a base year or expense stop, for use of lighting, heating and air conditioning during non-business hours, and for on-site monthly employee and visitor parking. We are generally responsible for structural repairs. Our in-place leases have terms, on average, ranging from five to seven years in length.

The following table sets forth a 10-year schedule of the lease expirations for leases in place at our properties as of December 31, 2003.

Office Properties		2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	Thereafter
Mid-Atlantic Region	Square Feet Expiring (000’s)	565	244	641	556	308	358	367	427	92	7	106
	Square Feet as a % of NRA	14%	6%	16%	14%	8%	9%	9%	10%	2%	0%	3%
	Annualized Base Rent in Expiring Year (000’s)	$12,075	$6,500	$16,617	$14,001	$8,486	$10,016	$9,382	$10,245	$3,013	$206	$2,984
	Annualized Base Rent PSF in Expiring Year	$21.37	$26.64	$25.92	$25.18	$27.55	$27.98	$25.56	$23.99	$32.75	$29.43	$28.15
	Number of Leases Expiring	34	27	40	29	17	16	11	6	3	1	4

Midwest Region	Square Feet Expiring (000’s)	159	157	233	134	115	74	79	376	178	283	260
	Square Feet as a % of NRA	6%	6%	9%	5%	4%	3%	3%	15%	7%	11%	10%
	Annualized Base Rent in Expiring Year (000’s)	$3,864	$3,190	$5,009	$3,413	$2,213	$1,677	$1,715	$9,219	$4,063	$5,650	$6,414
	Annualized Base Rent PSF in Expiring Year	$24.30	$20.32	$21.50	$25.47	$19.24	$22.66	$21.71	$24.52	$22.83	$19.96	$24.67
	Number of Leases Expiring	31	24	24	25	22	11	5	7	9	10	15

		2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	Thereafter
Southwest Region	Square Feet Expiring (000’s)	523	600	629	595	552	696	240	1,016	131	337	448
	Square Feet as a % of NRA	8%	10%	10%	9%	9%	11%	4%	16%	2%	5%	7%
	Annualized Base Rent in Expiring Year (000’s)	$9,081	$11,571	$12,765	$11,078	$9,844	$15,794	$4,029	$21,250	$2,886	$5,783	$7,862
	Annualized Base Rent PSF in Expiring Year	$17.36	$19.29	$20.29	$18.62	$17.83	$22.69	$16.79	$20.92	$22.03	$17.16	$17.55
	Number of Leases Expiring	50	51	47	49	47	24	12	12	4	3	7

Northern California Region	Square Feet Expiring (000’s)	179	155	122	261	157	164	99	312	47	0	16
	Square Feet as a % of NRA	11%	10%	8%	17%	10%	10%	6%	20%	3%	0%	1%
	Annualized Base Rent in Expiring Year (000’s)	$4,269	$4,087	$3,369	$7,292	$4,540	$4,109	$3,302	$10,263	$1,364	$0	$541
	Annualized Base Rent PSF in Expiring Year	$23.85	$26.37	$27.61	$27.94	$28.92	$25.05	$33.35	$32.89	$29.02	$0.00	$33.81
	Number of Leases Expiring	32	22	14	21	12	11	4	1	1	0	1

Southern California Region	Square Feet Expiring (000’s)	169	172	148	116	124	24	33	124	0	12	0
	Square Feet as a % of NRA	18%	18%	15%	12%	13%	3%	3%	13%	0%	1%	0%
	Annualized Base Rent in Expiring Year (000’s)	$4,277	$4,551	$3,710	$3,051	$3,412	$744	$1,219	$4,311	$0	$469	$0
	Annualized Base Rent PSF in Expiring Year	$25.31	$26.46	$25.07	$26.30	$27.52	$31.00	$36.94	$34.77	$0.00	$39.08	$0.00
	Number of Leases Expiring	49	41	31	18	13	2	2	1	0	1	0

Total Office Properties	Square Feet Expiring (000’s)	1,595	1,328	1,773	1,662	1,256	1,316	818	2,255	448	639	830
	Square Feet as a % of NRA	10%	9%	11%	11%	8%	9%	5%	15%	3%	4%	5%
	Annualized Base Rent in Expiring Year (000’s)	$33,566	$29,899	$41,470	$38,835	$28,495	$32,340	$19,647	$55,288	$11,326	$12,108	$17,801
	Annualized Base Rent PSF in Expiring Year	$21.04	$22.51	$23.39	$23.37	$22.69	$24.57	$24.02	$24.52	$25.28	$18.95	$21.45
	Number of Leases Expiring	196	165	156	142	111	64	34	27	17	15	27

Industrial Properties		2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	Thereafter
Midwest Region	Square Feet Expiring (000’s)	136	0	201	28	267	50	0	0	0	0	0
	Square Feet as a % of NRA	20%	0%	29%	4%	39%	7%	0%	0%	0%	0%	0%
	Annualized Base Rent in Expiring Year (000’s)	$534	$0	$703	$165	$988	$262	$0	$0	$0	$0	$0
	Annualized Base Rent PSF in Expiring Year	$3.93	$0.00	$3.50	$5.89	$3.70	$5.24	$0.00	$0.00	$0.00	$0.00	$0.00
	Number of Leases Expiring	2	0	2	2	1	1	0	0	0	0	0

Southern California Region	Square Feet Expiring (000’s)	396	381	101	429	184	103	0	0	0	0	0
	Square Feet as a % of NRA	25%	24%	6%	27%	11%	6%	0%	0%	0%	0%	0%
	Annualized Base Rent in Expiring Year (000’s)	$2,474	$3,127	$1,273	$2,962	$1,403	$817	$0	$0	$0	$0	$0
	Annualized Base Rent PSF in Expiring Year	$6.25	$8.21	$12.60	$6.90	$7.63	$7.93	$0.00	$0.00	$0.00	$0.00	$0.00
	Number of Leases Expiring	20	13	5	6	4	3	0	0	0	0	0

Total Industrial Properties	Square Feet Expiring (000’s)	532	381	302	457	451	153	0	0	0	0	0
	Square Feet as a % of NRA	23%	17%	13%	20%	20%	7%	0%	0%	0%	0%	0%
	Annualized Base Rent in Expiring Year (000’s)	$3,008	$3,127	$1,976	$3,127	$2,391	$1,079	$0	$0	$0	$0	$0
	Annualized Base Rent PSF in Expiring Year	$5.65	$8.21	$6.54	$6.84	$5.30	$7.05	$0.00	$0.00	$0.00	$0.00	$0.00
	Number of Leases Expiring	22	13	7	8	5	4	0	0	0	0	0

Insurance

We have and will keep in force comprehensive insurance, including liability, fire, workers’ compensation, extended coverage, rental loss and, when available on reasonable commercial terms, flood, wind, earthquake and terrorism insurance, with policy specifications, limits, exclusions and deductibles customarily carried for similar properties. We currently maintain insurance to cover environmental conditions and business interruption if and when they occur. This policy covers both governmental and third-party claims associated with the covered environmental conditions. Our real property insurance policies exclude earthquake coverage for properties located within California. As a result, we maintain a separate $100 million blanket earthquake policy on the properties we own in Northern and Southern California. Our real property insurance policies exclude terrorism coverage. However, we maintain a separate $100 million blanket stand-alone terrorism policy on the properties we own. Certain types of losses, however, generally of a catastrophic nature, such as acts of war, are either uninsurable or the cost of obtaining insurance is so high that it is more prudent to accept the risk of loss. If more terrorists incidents occur, however, future insurance policies purchased by us may expressly exclude hostile acts, and it may then become economically unfeasible to obtain insurance covering terrorist attacks. In the event of such terrorist acts or other catastrophic losses, we would expect our insurance premiums to increase thereafter, which may have an adverse impact on our cash flow. We believe that our properties as of the date of this filing are adequately insured in accordance with industry standards.

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

No matter was submitted to a vote of our security holders during the fourth quarter of 2003 through the solicitation of proxies or otherwise.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Shareholder Matters

Market Information

Our common shares commenced trading on the NYSE on October 17, 1996 under the symbol “PP.” As of March 10, 2004, the last reported sales price per common share on the NYSE was $36.11 per common share. The following table sets forth the high and low sales price per common share reported on the NYSE as traded for the periods indicated.

Period	High	Low
2003
Fourth Quarter	32.99	29.58
Third Quarter	31.41	28.79
Second Quarter	30.09	26.85
First Quarter	28.28	25.27
2002
Fourth Quarter	29.06	24.71
Third Quarter	31.80	24.15
Second Quarter	33.05	29.14
First Quarter	29.99	26.81

Holders

At March 10, 2004, we had approximately 504 holders of record and approximately 10,440 beneficial owners of our common shares. The number of beneficial owners does not include beneficial owners for whom Cede & Co. or others act as nominee. As of March 10, 2004, all of our 3,773,585 Series D Preferred Shares, which are convertible into our common shares subject to certain limitations, were held by Security Capital Preferred Growth, Incorporated. In addition, the common units of limited partnership interest in the operating partnership, which are redeemable for common shares subject to limitations, were held by 20 entities or persons.

Dividends

We have adopted a policy of paying regular quarterly distributions on our common shares and cash distributions have been paid on our common shares with respect to each such period since our inception. The following table sets forth information regarding the declaration and payment of distributions by us in 2003 and 2002.

Period Which Distribution Relates	Distribution Record Date	Distribution Payment Date	Per Share Distribution Amount
2003
Fourth Quarter	12/26/03	1/9/04	$0.560
Third Quarter	9/30/03	10/10/03	$0.560
Second Quarter	6/30/03	7/11/03	$0.560
First Quarter	3/31/03	4/11/03	$0.560
2002
Fourth Quarter	12/27/02	1/10/03	$0.560
Third Quarter	9/30/02	10/11/02	$0.560
Second Quarter	6/28/02	7/12/02	$0.560
First Quarter	3/29/02	4/12/02	$0.535

For tax purposes, the foregoing distributions represent an approximate 36.3% and 19.3% return of capital in 2003 and 2002, respectively. In order to maintain our qualification as a REIT, we must make annual distributions to our shareholders of at least 90% of our taxable income, excluding net capital gains. During the years ended December 31, 2003 and 2002, we declared distributions totaling $2.24 and $2.215 per share, respectively. Under certain circumstances we may be required to make distributions in excess of cash available for distribution in order to meet such REIT distribution requirements. In such event, we presently would expect to borrow funds, or to sell assets for cash, to the extent necessary to obtain cash sufficient to make the distributions required to retain our qualification as a REIT for federal income tax purposes.

We declared a cash distribution for the first quarter of 2004 in the amount of $.56 per share, payable on April 9, 2004 to holders of record on March 31, 2004. We currently anticipate that we will maintain at least the current distribution rate for the immediate future, unless actual results of operations, economic conditions or other factors differ from our current expectations. Future distributions, if any, paid by us will be at the discretion of our board of trustees and will depend on our cash flow, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors as our board of trustees deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information, as of December 31, 2003, with respect to all compensation plans previously approved by our security holders, as well as compensation plans not previously approved by our security holders.

	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Far Left Column)
Equity compensation plans approved by security holders	984,456		$26.45		1,042,213
Equity compensation plans not approved by security holders	83,047	(A)		(A)		(A)

Total	1,067,503		$26.45		1,042,213

(A)	Pursuant to our Key Employee Share Option Plan, officers and other selected key employees of our operating partnership or Prentiss Properties Resources, Inc. and its subsidiaries who earn bonuses have the option of deferring the payment of such bonuses. Such deferred compensation may be used to purchase various mutual funds and/or our common shares. Pursuant to the participant’s election, we purchase shares on the open market and place them in a trust for the benefit of such participant. The trust may deliver to the participant shares or the fair market value of such shares beginning six months from the date they were placed in the trust. The purpose of the deferred compensation plan is to provide a vehicle for the payment of compensation otherwise payable to the participants, in a form that will provide incentives and rewards for meritorious performance and encourage the recipients’ continuance as our employees. During the 2000 plan year we provided a discount of 15% on the purchase price of our common shares purchased by participants in the plan. For the 2001, 2002 and 2003 plan years, the deferred compensation plan did not provide for a discount on our common shares. As of December 31, 2003, the investments included 83,047 of our common shares purchased in the open market.

Item 6.	Selected Financial Data

The following section sets forth our selected financial data. The following data should be read in conjunction with our historical Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.

The selected historical consolidated financial data has been derived from our audited financial statements and notes thereto.

	Year Ended December 31,
Operating Data: (in thousands, except per share amounts)	2003	2002	2001	2000	1999
Rental income	$339,541	$333,574	$314,516	$311,389	$274,636
Service business and other income	16,816	4,386	5,042	4,555	3,325

Total revenues	356,357	337,960	319,558	315,944	277,961

Property operating expenses and real estate taxes	122,581	121,313	107,130	106,671	94,607
General and administrative and personnel costs	10,988	10,361	10,396	9,790	8,842
Expenses of service business	10,513	—	—	—	—
Interest expense and amortization of financing costs	72,098	68,913	66,446	72,727	60,473
Depreciation and amortization	78,193	67,453	57,851	57,595	49,606

Total expenses	294,373	268,040	241,823	246,783	213,528

Merger termination fee, net	—	—	17,000	4,091	—
Loss on investment in securities	—	—	—	(1,000)	—

Income from continuing operations before minority interests and equity in income of joint ventures and unconsolidated subsidiaries	61,984	69,920	94,735	72,252	64,433
Minority interests(1)	(10,437)	(10,717)	(17,247)	(15,262)	(12,374)
Equity in income of joint ventures and unconsolidated subsidiaries	2,555	3,154	3,131	3,843	4,294

Income from continuing operations	54,102	62,357	80,619	60,833	56,353

Income from discontinued operations	180	3,960	8,306	8,927	8,384
(Loss)/gain from disposition of discontinued operations	(4,457)	8,430	—	—	—
Minority interests related to discontinued operations	157	(466)	(354)	(396)	(360)

Discontinued operations	(4,120)	11,924	7,952	8,531	8,024

Income before gain on sale of properties and impairment loss	49,982	74,281	88,571	69,364	64,377

Gain on sale of properties including land	9,435	—	18,660	221	16,105
Impairment loss on real estate	—	—	(4,765)	—	—

Net income	$59,417	$74,281	$102,466	$69,585	$80,482
Preferred dividends	(8,452)	(8,358)	(7,887)	(7,151)	(6,491)

Net income applicable to common shareholders	$50,965	$65,923	$94,579	$62,434	$73,991

Basic earnings per common share:
Income from continuing operations applicable to common shareholders	$1.37	$1.41	$2.36	$1.48	$1.74
Discontinued operations	$(0.10)	$0.31	$0.21	$0.23	$0.21

Net income applicable to common shareholders – basic	$1.27	$1.72	$2.57	$1.72	$1.95

Weighted average number of common shares outstanding – basic	40,068	38,409	36,736	36,273	37,875
Diluted earnings per common share:
Income from continuing operations applicable to common shareholders	$1.37	$1.40	$2.31	$1.48	$1.74
Discontinued operations	$(0.10)	$0.31	$0.20	$0.23	$0.19

Net income applicable to common shareholders – diluted	$1.27	$1.71	$2.51	$1.71	$1.93

Weighted average number of common shares and common share equivalents outstanding – diluted	40,270	38,649	40,849	36,515	41,729

	As of or For the Year Ended December 31,
Balance Sheet Data: (in thousands)	2003	2002	2001	2000	1999
Operating real estate, before accumulated depreciation	$2,052,679	$1,932,028	$1,807,039	$1,869,694	$1,780,386
Operating real estate, after accumulated depreciation	1,841,735	1,753,236	1,660,690	1,743,064	1,688,925
Cash and cash equivalents	5,945	5,080	5,845	5,452	13,313
Total assets	2,196,468	2,122,289	2,030,593	2,117,875	1,994,663
Mortgages and notes payable	1,029,035	1,011,027	907,734	1,007,800	896,810
Mandatorily redeemable preferred units	10,000	—	—	—	—
Total liabilities	1,159,604	1,141,731	1,024,607	1,132,858	983,850
Minority interest	124,623	136,325	186,186	178,753	179,320
Shareholders’ equity	912,241	844,233	819,800	806,264	831,493

Other Data: (in thousands)
Cash flow from operations	$133,625	$160,611	$160,424	$161,961	$119,664
Cash flow from investing	(142,304)	(160,505)	(52,854)	(173,211)	(140,377)
Cash flow from financing	9,544	(871)	(107,177)	3,389	28,503

Distributions declared per common share	$2.240	$2.215	$2.090	$1.895	$1.720
Funds from operations(2)	139,246	144,911	138,814	134,311	124,665

Property Data: (square feet in thousands)
Number of properties	137	137	146	181	199
Total net rentable square feet	17,762	17,627	17,597	19,497	19,848
Leased %	91%	93%	94%	96%	96%

(1)	Represents limited partners’ interests in the operating partnership as well as limited partners’ interests in certain real estate partnerships.
(2)	Funds from operations is a widely recognized measure of REIT operating performance. Funds from operations is a non-GAAP financial measure and, as defined by the National Association of Real Estate Investment Trusts, means net income, computed in accordance with GAAP excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships, joint ventures and subsidiaries. We believe that funds from operations is helpful to investors and our management as a measure of our operating performance because it excludes depreciation and amortization, gains and losses from property dispositions, and extraordinary items, and, as a result, when compared year over year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, providing perspective not immediately apparent from net income. In addition, our management believes that funds from operations provides useful information to the investment community about our financial performance when compared to other REITs since funds from operations is generally recognized as the industry standard for reporting the operating performance of REITs. However, our funds from operations may not be comparable to funds from operations reported by other REITs that do not define funds from operations exactly as we do. We believe that in order to facilitate a clear understanding of our operating results, funds from operations should be examined in conjunction with net income as presented in our consolidated financial statements and notes thereto included elsewhere in this Form 10-K. We believe that net income is the most directly comparable GAAP financial measure to funds from operations. Funds from operations does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income as an indication of our performance or to cash flows as a measure of liquidity or our ability to make distributions. Funds from operations does not reflect either depreciation and amortization costs or the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties, which are significant economic costs that could materially impact our results of operations. The following is a reconciliation of net income to funds from operations:

	Year Ended December 31,
Funds from operations (in thousands)	2003	2002	2001	2000	1999
Net income	$59,417	$74,281	$102,466	$69,585	$80,482
Adjustments:
Real estate depreciation and amortization(A)	79,972	73,368	64,190	63,328	54,482
Real estate depreciation and amortization of unconsolidated joint ventures	2,960	3,103	3,550	2,816	2,480
Minority interests(B)	1,875	2,589	4,268	2,894	3,326
Merger termination fee, net(C)	—	—	(17,000)	(4,091)	—
Gain on sale of real estate	(4,978)	(8,430)	(18,660)	(221)	(16,105)

Funds from operations(D)	$139,246	$144,911	$138,814	$134,311	$124,665

(A)	Includes real estate depreciation and amortization included in continuing operations and real estate depreciation and amortization included in discontinued operations.
(B)	Represents the minority interests applicable to the common unit holders of the operating partnership.
(C)	Although the fee is not considered an extraordinary item in accordance with generally accepted accounting principles, it is our opinion that it is appropriate to exclude the fee from funds from operations.
(D)	Impairment losses on real estate are not added back in our reconciliation of net income to funds from operations; therefore, for periods in which impairment losses are recognized, funds from operations is negatively impacted. We recognized impairment losses of $4.8 million, $2.9 million, and $1.8 million during the years ended December 31, 2001, 2002, and 2003, respectively. Therefore, funds from operations were negatively impacted for the years ended December 31, 2001, 2002, and 2003 by $4.8 million, $2.9 million, and $1.8 million, respectively. The impairment losses totaling $2.9 million and $1.8 million for the years ended December 31, 2002 and 2003, respectively are included in the line item “income from discontinued operations” in our consolidated statements of income.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our Selected Financial Data and our historical Consolidated Financial Statements and related notes thereto. Historical results set forth in our Selected Financial Data and Consolidated Financial Statements should not be taken as an indication of our future operations.

Overview

We are a self-administered and self-managed Maryland REIT. We acquire, own, manage, lease, develop and build primarily office properties throughout the United States. We are self-administered in that we provide our own administrative services, such as accounting, tax and legal, internally through our own employees. We are self-managed in that we internally provide all the management and maintenance services that our properties require through employees, such as, property managers, leasing professionals and engineers. We operate principally through our operating partnership, Prentiss Properties Acquisition Partners, L.P. and its subsidiaries, and two management service companies, Prentiss Properties Resources, Inc. and its subsidiaries and Prentiss Properties Management, L.P.

As of December 31, 2003, we owned interests in a diversified portfolio of 137 primarily suburban Class A office and suburban industrial properties as follows:

	Number of Buildings	Net Rentable Square Feet
		(in millions)
Office properties	106	15.5
Industrial properties	31	2.3

Total	137	17.8

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

Our industry’s performance is generally predicated on a sustained pattern of job growth. In 2003, while the overall United States economy began to demonstrate economic growth, there were few indications that the economy was creating jobs at a pace sufficient to generate increased demand for our office space. We continued to operate in a period of weak fundamentals, evidenced by relatively high vacancy and correspondingly lower rental rates.

As a result of the recent weak economic climate, the office real estate markets have been materially affected. The contraction of office workforces has reduced demand for office space and overall vacancy rates for office properties increased in all of our markets through 2002 and our operations were adversely impacted. In 2003, vacancy rates appeared to peak in many of our markets and some positive net absorption of space started to occur. Of our four largest markets, the Northern Virginia/Metropolitan Washington, D.C., Dallas/Fort Worth, Chicago and Austin only Northern Virginia/Metropolitan Washington, D.C.experienced positive net absorption for the year ended December 31, 2003. However, during the fourth quarter of 2003, the Northern Virginia, suburban Chicago and Austin markets experienced positive net absorption, while Dallas/Fort Worth and Dowtown Chicago experienced negative net absorption. Because vacancy rates remain high in most markets, we do not expect any material improvement in leasing conditions prior to 2005.

The occupancy in our portfolio of operating properties decreased to 91% at December 31, 2003 compared to 93% at December 31, 2002 and 94% at December 31, 2001. Market rental rates have declined in most markets from peak levels and there may be additional declines in some markets in 2004. Rental rates on our office space that was re-leased in 2003 and 2002 decreased an average of 9% and 3%, respectively, in comparison to rates that were in effect under expiring leases.

Our organization consists of a corporate office located in Dallas, Texas and five regional offices each of which operates under the guidance of a member of our senior management team. The following table presents regional revenues for the year ended December 31, 2003, and the markets in which our properties are located within each region. The first market represents the location of each regional office.

Region	Revenues	Market
	(in thousands)

Mid-Atlantic	$93,193	Metropolitan Washington, DC

Midwest	60,643	Chicago, Suburban Detroit

Southwest	117,990	Dallas/Fort Worth, Austin, Denver, Houston

Northern California	47,301	Oakland, Sacramento

Southern California	32,475	San Diego, Los Angeles

Total	$351,602

In addition to the $351.6 million of regional revenues, during the year ended December 31, 2003, we recognized $4.8 million of revenue consisting primarily of interest income which was not allocated to our regions.

At December 31, 2003, we had 16.2 million square feet of in-place leases representing 91% of the net rentable square feet of our properties. Our leases range in term from 1 month to 20 years with an average term of 5 to 7 years. The 16.2 million square feet of in-place leases expire as follows:

	Square Feet Expiring
	(in thousands)
2004	2,127	13.1%
2005	1,709	10.6%
2006	2,075	12.8%
2007	2,119	13.1%
2008	1,707	10.5%
Thereafter	6,459	39.9%

	16,196	100.0%

If one or more tenants fail to pay their rent due to bankruptcy, weakened financial condition or otherwise, our income, cash flow and ability to make distributions would be negatively impacted. At any time, a tenant may seek the protection of the bankruptcy laws, which could result in delays in rental payments or in the rejection and termination of such tenant leases.

2003 Real Estate Transactions

During the year ended December 31, 2003, we acquired 11 office buildings totaling approximately 1.1 million net rentable square feet and sold 11 office buildings containing approximately 983,000 net rentable square feet as detailed in the acquisitions and dispositions sections below.

Acquisitions

Acquired Properties	Segment	Market	Month of Acquisition	Number of Buildings	Net Rentable Square Feet(1) (in thousands)	Acquisition Price(2) (in millions)
Park West C3	Southwest	Dallas/Ft. Worth	Feb. 2003	1	339	$28.1
410 Warrenville Road	Midwest	Chicago	May 2003	1	60	8.7
Corporate Lakes III	Midwest	Chicago	June 2003	1	124	22.6
2291 Wood Oak Drive	Mid-Atlantic	Metro. Wash., D.C.	Aug. 2003	1	228	52.2
Camino West Corporate Park	Southern Calif.	San Diego	Nov. 2003	1	54	8.9
Carlsbad Airport Plaza	Southern Calif.	San Diego	Nov. 2003	1	62	10.5
La Place Court	Southern Calif.	San Diego	Nov. 2003	2	81	13.6
Pacific Ridge Corporate Centre	Southern Calif.	San Diego	Nov. 2003	2	121	23.9
Pacific View Plaza	Southern Calif.	San Diego	Nov. 2003	1	52	10.2

				11	1,121	$178.7

(1)	Net rentable square feet defines the area of a property for which a tenant is required to pay rent, which includes the actual rentable area plus a portion of the common areas of the property allocated to a tenant.
(2)	Acquisitions were funded with proceeds from our revolving credit facility, property sales as described below and proceeds generated from the sale of common shares as described below.

On December 5, 2003, we acquired a parcel of land located adjacent to one of our Northern California properties for gross proceeds of approximately $6.1 million. The acquisition was funded with proceeds from a land sale discussed in the dispositions section below.

Dispositions

Properties Sold	Segment	Market	Month of Disposition	Number of Buildings	Net Rentable Square Feet (in thousands)	Gross Proceeds(1) (in millions)
11811 North Freeway	Southwest	Houston	June 2003	1	156	$4.5
Westheimer Central Plaza	Southwest	Houston	June 2003	1	183	11.5
Cumberland Office Park	Mid-Atlantic	Atlanta	July 2003	9	644	40.1

				11	983	$56.1

(1)	Proceeds from property sales were used to repay a portion of the outstanding borrowings under our revolving credit facility and to fund acquisitions as described above.

On March 28, 2003, we sold to an unrelated third party a 9.2 acre parcel of land located in the Sacramento, California area. The land was classified as land held for development on our consolidated balance sheet. The sale resulted in net proceeds of approximately $2.4 million and a gain on sale of $1.1 million. The proceeds from the sale were originally placed in an escrow account pending a 1031 exchange for tax purposes. The proceeds were later used in the May 2003 acquisition of the 410 Warrenville Road property.

On May 28, 2003, we completed a sale/exchange with an unrelated third party of our interest in a 1.5 acre parcel of land located adjacent to one of our Chicago office properties. In the transaction, we exchanged our ownership interest in the land for $1.0 million cash and upon completion of the parking garage to be constructed on the site, we will receive structured parking stalls valued at $3.2 million. The parking stalls will be used by tenants within our office property. The land was classified as land held for development on our consolidated balance sheet. We recognized a gain on sale from the transaction of $778,000. Proceeds from the transaction were used to repay a portion of the outstanding borrowings under our revolving credit facility.

On December 4, 2003, we sold to an unrelated third party a 2.5 acre parcel of land adjacent to one of our Northern California properties. The land was classified as land held for development on our consolidated balance sheet. The sale resulted in gross proceeds of approximately $31.5 million. Of the $31.5 million in gross proceeds, $2.5 million was recorded as a note receivable on our consolidated balance sheet, $2.8 million was placed in an escrow account pending a possible 1031 exchange for tax purposes, $6.1 million was used to purchase a parcel of land as described above, and the balance was used to repay a portion of the outstanding borrowings under our revolving credit facility.

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective for financial statements issued for fiscal years beginning after December 15, 2001, income and gain/(loss) for real estate properties sold and real estate properties held for sale are to be reflected in the consolidated statements of income as discontinued operations. Below is a summary of our combined results of operations from the properties disposed of or held for sale and included in discontinued operations during the periods presented. The summary includes the results of operations before gain/(loss) from disposition of discontinued operations for the three years ended December 31, 2003.

Discontinued Operations (in thousands)	Year Ended December 31
	2003	2002	2001
Rental income	$8,341	$22,680	$24,861

Property revenues	8,341	22,680	24,861

Property operating and maintenance	3,670	7,818	8,126
Real estate taxes	636	2,043	2,012
Depreciation and amortization	2,063	6,004	6,417

Property expenses	6,369	15,865	16,555

Loss on impairment of real estate	(1,792)	(2,855)	—

Income from discontinued operations	$180	$3,960	$8,306

Development

During the year ended December 31, 2003, we transitioned two office properties containing in the aggregate 222,000 net rentable square feet from development into operations. The properties include one office property containing 40,000 net rentable square feet in the Carlsbad California area and one office property containing 182,000 net rentable square feet in the Northern Virginia area. The December 31, 2002 carrying amount of these development projects which totaled $41.4 million was reclassified on our consolidated balance sheet to land, building and improvements and deferred charges and other assets, net in the amounts $5.7 million, $31.5 million and $4.2 million, respectively.

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

The significant accounting policies used in the preparation of our consolidated financial statements are fully described in Note (2) to our audited consolidated financial statements for the year ended December 31, 2003, included elsewhere in this Form 10-K. However, certain of our significant accounting estimates are considered critical accounting estimates because the estimate requires our management to make assumptions about matters that are highly uncertain at the time the estimate is made and different estimates that reasonably could have been used in the current period, or changes in the estimates that are reasonably likely to occur from period to period, would have a material impact on our financial condition, changes in financial condition or results of operations. The Audit Committee of our board of trustees has discussed our critical accounting policies with management and with our independent auditors. We consider our critical accounting policies and estimates to be those used in the determination of the reported amounts and disclosure related to the following:

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

Impairment of long-lived assets and long-lived assets to be disposed of

Real estate, leasehold improvements and land holdings are classified as long-lived assets held for sale or long-lived assets to be held and used. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we record assets held for sale at the lower of the carrying amount or fair value, less cost to sell. With respect to assets classified as held and used, we periodically review these assets to determine whether our carrying amount will be recovered. All of our long-lived assets were classified as held and used at December 31, 2003. Our operating real estate, which comprises the majority of our long-lived assets, had a carrying amount of $1.8 billion at December 31, 2003. A long-lived asset is considered impaired if its carrying amount exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Upon impairment, we recognize an impairment loss to reduce the carrying value of the long-lived asset to our estimate of fair value. Our estimate of fair value and cash flows to be generated from our properties requires us to make assumptions related to future occupancy of our properties, future rental rates, tenant concessions, operating expenditures, property taxes, capital improvements, the ability of our tenants to perform pursuant to their lease obligations, the holding period of our properties and the proceeds to be generated from the eventual sale of our properties. If one or more of our assumptions proves incorrect or if our assumptions change, the recognition of an impairment loss on one or more properties may be necessary in the future. The recognition of an impairment loss would negatively impact earnings. The table below details impairment losses recognized during the three years ended December 31, 2003:

	Year Ended December 31,
(in thousands)	2003		2002		2001
Impairment loss recognized	$1,792	(1)	$2,855	(1)	$4,765

(1)	Included in the line item “income from discontinued operations” in the accompanying consolidated statements of income.

Allowance for doubtful accounts

Accounts receivable are reduced by an allowance for amounts that we estimate to be uncollectible. Our receivable balance is comprised primarily of accrued rental rate increases to be received over the life of in-place leases as well as rents and operating cost recoveries due from tenants. We regularly evaluate the adequacy of our allowance for doubtful accounts considering such factors as credit quality of our tenants, delinquency of payment, historical trends and current economic conditions. At December 31, 2003, we had total receivables of $57.4 million and an allowance for doubtful accounts of $10.0 million, resulting in a net receivable balance of $47.4 million. Of the $57.4 million in total receivables, $44.1 million represents accrued rental rate increases to be received over the life of in-place leases. It is our policy to reserve all outstanding receivables that are 90-days past due along with a portion of the remaining receivable balance that we feel is uncollectible based on our evaluation of the outstanding receivable balance. In addition, we increase our allowance for doubtful accounts for accrued rental rate increases, if we determine such future rent is uncollectible. Actual results may differ from these estimates under different assumptions or conditions. If our assumptions, regarding the collectibility of accounts receivable, prove incorrect, we may experience write-offs in excess of our allowance for doubtful accounts which would negatively impact earnings. The table below presents bad debt expense recognized during the three years ended December 31, 2003, which includes increases or decreases to our allowance for doubtful accounts. The table also presents our allowance for doubtful accounts at each period end.

	Year Ended December 31,
(in thousands)	2003	2002	2001
Bad debt expense	$3,563	$5,428	$766
Less: Bad debts realized during the period	(1,289)	(802)	(1,184)

Increase/(decrease) in allowance for doubtful accounts	$2,274	$4,626	$(418)

Allowance for doubtful accounts at period end	$9,986	$7,712	$3,086

Depreciable lives applied to real estate assets and improvements to real estate assets

Depreciation on buildings and improvements is provided under the straight-line method over an estimated useful life of 30 to 40 years for office buildings and 25 to 30 years for industrial buildings. Significant betterments made to our real estate assets are capitalized and depreciated over the estimated useful life of the betterment. If our estimate of useful lives proves to be materially incorrect, the depreciation and amortization expense that we currently recognize would also prove to be materially incorrect. A change in our estimate of useful lives would therefore, result in either an increase or decrease in depreciation and amortization expense and thus, a decrease or increase in earnings. The table below presents real estate related depreciation and amortization expense included in both income from continuing operations and discontinued operations during the three years ended December 31, 2003:

	Year Ended December 31,
(in thousands)	2003	2002	2001
Depreciation and amortization expense	$79,972	$73,368	$64,190

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

The aggregate value of other intangible assets (in-place leases) acquired is determined by applying a fair value model. Our estimates of fair value for other intangibles (in-place leases) includes an estimate of carrying costs during the expected lease-up periods for the respective spaces considering current market conditions, and the costs to execute similar leases. In estimating the carrying costs that would have otherwise been incurred had the leases not been in place we include such items as real estate taxes, insurance and other operating expenses as well as lost rental revenue during the expected lease-up period based on current market conditions. Costs to execute similar leases include leasing commissions, legal and other related costs. The value of in-place leases is amortized to expense over the remaining non-cancelable term of the respective leases. Should a tenant terminate its lease, the unamortized portion of the in-place lease value would be charged to expense.

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

Statement No. 141 is effective for business combinations for which the date of acquisition is July 1, 2001, or later. Based on our estimates of the fair value of the components of each real estate property acquired between July 1, 2001 and December 31, 2003, we allocated the purchase price as follows:

	Year Ended December 31,
(in thousands)	2003	2002	2001
Land	$33,173	$10,201	$3,000
Buildings and improvements	$107,506	$133,424	$15,221
Tenant Improvements and leasing commissions	$28,159	$21,425	$—
Above/(below) market lease value	$2,408	$(2,423)	$—
In-place lease value at market	$7,425	$—	$—

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

Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we use interest rate swaps as part of our cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without the exchange of the underlying principal amount. During 2003, such derivatives were used to hedge the variable cash flows associated with a portion of our variable-rate debt.

As of December 31, 2003, we did not have any derivatives designated as fair value hedges. Additionally, we do not use derivatives for trading or speculative purposes and currently, we do not have any derivatives that are not designated as hedges.

To determine the fair value of our derivative instruments, we use a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. For the majority of financial instruments including most derivatives, standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost, and termination cost are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized. Future cash inflows or outflows from our derivative instruments depend upon future borrowing rates. If assumptions about future borrowing rates prove to be materially incorrect, the recorded value of these agreements could also prove to be materially incorrect. Because we use the derivative instruments to hedge our exposure to variable interest rates, thus effectively fixing a portion of our variable interest rates, changes in future borrowing rates could result in our interest expense being either higher or lower than might otherwise have been incurred on our variable-rate borrowings had the rates not been fixed. The table below presents the amount by which cash payments made under our interest rate swap agreements exceeded cash receipts from our agreements during the three years ended December 31, 2003. The table also presents the estimated fair value of our in-place swap agreements at each period end.

	Year Ended December 31,
(in thousands)	2003	2002	2001
Net cash paid under our interest rate swap agreements	$(9,743)	$(8,232)	$(3,197)

Fair value of interest rate swaps	$(8,074)	$(16,776)	$(10,490)

Results of Operations

Comparison of the Year Ended December 31, 2003 to the Year Ended December 31, 2002

The table below presents our consolidated statements of income for the years ended December 31, 2003 and 2002:

Consolidated Statements of Income (in thousands)	Year Ended December 31,
	2003	2002
Revenues:
Rental income	$339,541	$333,574
Service business and other income	16,816	4,386

	356,357	337,960

Expenses:
Property operating and maintenance	88,305	82,893
Real estate taxes	34,276	38,420
General and administrative and personnel costs	10,988	10,361
Expenses of service business	10,513	—
Interest expense	69,814	67,081
Amortization of deferred financing costs	2,284	1,832
Depreciation and amortization	78,193	67,453

	294,373	268,040

Income from continuing operations before minority interests and equity in income of joint ventures and unconsolidated subsidiaries	61,984	69,920

Minority interests	(10,437)	(10,717)
Equity in income of joint ventures and unconsolidated subsidiaries	2,555	3,154

Income from continuing operations	54,102	62,357

Discontinued operations:
Income from discontinued operations	180	3,960
(Loss)/gain from disposition of discontinued operations	(4,457)	8,430
Minority interests related to discontinued operations	157	(466)

	(4,120)	11,924

Income before gain on sale of land	49,982	74,281
Gain on sale of land	9,435	—

Net income	$59,417	$74,281
Preferred dividends	(8,452)	(8,358)

Net income applicable to common shareholders	$50,965	$65,923

Included below is a discussion of the significant events or transactions that have impacted our results of operations when comparing the year ended December 31, 2003 to the year ended December 31, 2002.

Acquisition of Real Estate. Prior to March 2002, we owned a 20% non-controlling interest in the joint venture owning the Burnett Plaza property, a 1.0 million net rentable square foot office building located in our Southwest Region. Our 20% interest was accounted for using the equity method of accounting and thus, our share of the results of operations from the property were included in the line item “equity in income of joint ventures and unconsolidated subsidiaries” on our consolidated statement of income. On March 7, 2002, we purchased from Burnett Plaza – VEF III, L.P., an affiliate of Lend Lease Real Estate Investments, its 80% interest in the joint venture for a purchase price of approximately $51.2 million and the assumption of their pro rata share of the joint venture debt. Subsequent to this purchase, the results of operations for the Burnett Plaza property are consolidated into the results of operations of our operating partnership.

In addition to the acquisition of the Burnett Plaza property, between January 1, 2002 and December 31, 2003, we acquired twelve wholly-owned office properties containing in the aggregate approximately 1.4 million net rentable square feet as presented below:

Acquired Properties	Segment	Market	Month of Acquisition	Number of Buildings	Net Rentable Square Feet (in thousands)	Acquisition Price (in millions)
12601 Fair Lakes Circle	Mid-Atlantic	Metro. Wash., D.C.	Nov. 2002	1	264	$55.1
Park West C3	Southwest	Dallas/Ft. Worth	Feb. 2003	1	339	28.1
410 Warrenville Road	Midwest	Chicago	May 2003	1	60	8.7
Corporate Lakes III	Midwest	Chicago	June 2003	1	124	22.6
2291 Wood Oak Drive	Mid-Atlantic	Metro. Wash., D.C.	Aug. 2003	1	228	52.2
Camino West Corporate Park	Southern Calif.	San Diego	Nov. 2003	1	54	8.9
Carlsbad Airport Plaza	Southern Calif.	San Diego	Nov. 2003	1	62	10.5
La Place Court	Southern Calif.	San Diego	Nov. 2003	2	81	13.6
Pacific Ridge Corporate Centre	Southern Calif.	San Diego	Nov. 2003	2	121	23.9
Pacific View Plaza	Southern Calif.	San Diego	Nov. 2003	1	52	10.2

				12	1,385	$233.8

Leasing of Development Projects. Our results of operations, for the year ended December 31, 2003, have been bolstered by increased occupancy at three development projects. The projects include approximately 182,000 net rentable square feet in our Mid-Atlantic Region, 223,000 net rentable square feet in our Southwest Region and 40,000 net rentable square feet in our Southern California Region. The projects were approximately 71% leased and rent paying at December 31, 2003.

Real Estate Dispositions. During the period January 1, 2002 through December 31, 2003, we disposed of seven industrial properties containing 875,000 net rentable square feet and fourteen office properties containing 1.2 million net rentable square feet. The industrial properties were sold on September 10, 2002 and included all of the industrial properties within our Mid-Atlantic Region. Three office properties containing 194,000 net rentable square feet were sold on October 17, 2002 and represented our only office holdings within the Los Angeles area, a market within our Southern California Region. Two office properties, containing 339,000 net rentable square feet, within our Southwest region were sold on June 26, 2003. The remaining 644,000 net rentable square feet included the disposition on July 24, 2003 of nine office properties representing our only properties within the Atlanta area, a market within our Mid-Atlantic region.

Other Significant Real Estate Transactions. On November 22, 1999, we acquired 123 North Wacker, a 540,000 net rentable square foot office property located in our Midwest Region for a purchase price of approximately $87.3 million. The property was primarily leased to a single tenant whose intention was to vacate the property in September 2001 upon the expiration of the in-place lease. Our intention was to convert and market the building for lease as a multi-tenant property. The property, which was vacated as intended incurred significant leasing activity during 2002 and 2003. The property is currently approximately 88% leased compared to 81% leased at December 31, 2002.

The following is a discussion of the material changes in our consolidated statements of income and a discussion of the impact that the significant events or transactions, as described above, had on one or more line items of our consolidated statements of income when comparing the year ended December 31, 2003 to the year ended December 31, 2002.

Rental Income. Rental income increased by $6.0 million, or 1.8%, from $333.5 million to $339.5 million. The real estate acquisitions and development properties coming on-line resulted in increases of $21.1 million and $2.3 million, respectively. The leasing of our 123 North Wacker property resulted in an increase of $2.5 million. The increases were offset by a decrease of $19.9 million from our other properties relating primarily to occupancy and rental rate declines in our portfolio and a decrease in termination fee income recognized for the year ended December 31, 2003 compared to the year ended December 31, 2002.

Property Operating and Maintenance. Property operating and maintenance costs increased by $5.4 million, or 6.5%, from $82.9 million to $88.3 million. The real estate acquisitions and development properties coming on-line resulted in increases of $5.6 million and $1.4 million, respectively. The leasing of our 123 North Wacker property resulted in an increase of $383,000. Property operating and maintenance expenses related to our other properties decreased by $2.0 million. The decrease in property operating and maintenance expenses at our other properties primarily related to the decrease from the year ended December 31, 2002 to the year ended December 31, 2003 of bad debt expenses recognized at our properties.

Real Estate Taxes. Real estate taxes decreased by $4.1 million, or 10.8%, from $38.4 million to $34.3 million. The real estate acquisitions and development properties coming on-line resulted in increases of $1.3 million and $59,000, respectively. The increases were offset by decreases of $4.8 million and $757,000 from our other properties and our 123 North Wacker property, respectively. The decrease primarily resulted from real estate tax refunds received and lower estimates of current year taxes resulting from lower property tax assessments across our portfolio.

Service Business and Other Income/Expenses of Service Business. Service business and other income and the expenses of service business increased as a result of the acquisition of the remaining interest in Prentiss Properties Resources, Inc. and the resulting consolidation of the accounts with and into the accounts of the operating partnership. During the year ended December 31, 2002, our pro rata share of the results of operations of Prentiss Properties Resources, Inc. were included in the line item “equity in income of joint ventures and unconsolidated subsidiaries” in our consolidated statement of income.

Interest Expense. Interest expense increased by $2.7 million, or 4.1%, from $67.1 million to $69.8 million, primarily as a result of an increase in weighted average borrowings outstanding for the year ended December 31, 2003 compared to the year ended December 31, 2002, accompanied by a decrease in capitalized interest from $3.4 million in 2002 to $416,000 in 2003. The increase was partially offset by a decrease in the weighted average interest rate paid on outstanding borrowings from 6.78% in 2002 to 6.61% in 2003.

Depreciation and Amortization. Depreciation and amortization increased by $10.7 million, or 15.9%, from $67.5 million to $78.2 million. The real estate acquisitions and development properties coming on-line resulted in increases of $5.9 million and $2.0 million, respectively. The leasing of our 123 North Wacker property resulted in an increase of $1.1 million. Other properties increased by $1.7 million which is attributable to the depreciation and amortization expense related to capital expenditures incurred at our properties subsequent to acquisition.

Discontinued Operations. Discontinued operations decreased by $16.0 million, from $11.9 million to a negative $4.1 million, primarily as a result of the loss from the sale of properties of $4.5 million for the year ended December 31, 2003 compared to a gain on the sale of properties of $8.4 million for the twelve months ended December 31, 2002. Also contributing to the decrease is the shortened period of time the assets were in our portfolio during 2003 versus 2002.

Gain on Sale of Land. During the year ended December 31, 2003, we disposed of three parcels of land resulting in a gain on sale of $9.4 million.

Comparison of the Year Ended December 31, 2002 to the Year Ended December 31, 2001

The table below presents our consolidated statements of income for the years ended December 31, 2002 and 2001:

Consolidated Statements of Income (in thousands)	Year Ended December 31,
	2002	2001
Revenues:
Rental income	$333,574	$314,516
Service business and other income	4,386	5,042

	337,960	319,558

Expenses:
Property operating and maintenance	82,893	70,787
Real estate taxes	38,420	36,343
General and administrative and personnel costs	10,361	10,396
Interest expense	67,081	64,472
Amortization of deferred financing costs	1,832	1,974
Depreciation and amortization	67,453	57,851

	268,040	241,823

Merger termination fee, net	—	17,000

Income from continuing operations before minority interests and equity in income of joint ventures and unconsolidated subsidiaries	69,920	94,735
Minority interests	(10,717)	(17,247)
Equity in income of joint ventures and unconsolidated subsidiaries	3,154	3,131

Incoming from continuing operations	62,357	80,619
Discontinued operations:
Income from discontinued operations	3,960	8,306
Gain from disposition of discontinued operations	8,430	—
Minority interests related to discontinued operations	(466)	(354)

	11,924	7,952
Income before gain on sale of properties and impairment loss on real estate	74,281	88,571
Gain on sale of properties	—	18,660
Impairment loss on real estate	—	(4,765)

Net income	$74,281	$102,466
Preferred dividends	(8,358)	(7,887)

Net income applicable to common shareholders	$65,923	$94,579

Included below is a discussion of the significant events or transactions that have impacted our results of operations when comparing the year ended December 31, 2002 to the year ended December 31, 2001.

Acquisition of Real Estate. Prior to March 2002, we owned a 20% non-controlling interest in the joint venture owning the Burnett Plaza property, a 1.0 million net rentable square foot office building located in our Southwest Region. Our 20% interest was accounted for using the equity method of accounting and thus, our share of the results of operations from the property were included in the line item “equity in income of joint ventures and unconsolidated subsidiaries” on our consolidated statements of income. On March 7, 2002, we purchased from Burnett Plaza – VEF III, L.P., an affiliate of Lend Lease Real Estate Investments, its 80% interest in the joint venture for a purchase price of approximately $51.2 million and the assumption of their pro rata share of joint venture debt. Subsequent to this purchase, the results of operations for the Burnett Plaza property are consolidated into the results of operations of our operating partnership.

In addition to the acquisition of the Burnett Plaza property, between January 1, 2001 and December 31, 2002, we acquired six wholly-owned office properties and an interest in a real estate joint venture owning two office properties.

Acquired Properties	Segment	Market	Month of Acquisition	Number of Buildings	Net Rentable Square Feet (in thousands)	Acquisition Price (in millions)
1676 International Drive(1)	Mid-Atlantic	Metro. Wash., D.C.	April 2001	1	75	(1)
8260 Greensboro(1)	Mid-Atlantic	Metro. Wash., D.C.	April 2001	1	38	(1)
Campus Point	Mid-Atlantic	Metro. Wash., D.C.	April 2001	1	172	(2)
Greenwood	Mid-Atlantic	Metro. Wash., D.C.	April 2001	1	150	(2)
Oakwood	Mid-Atlantic	Metro. Wash., D.C.	April 2001	1	128	(2)
Plaza 1900	Mid-Atlantic	Metro. Wash., D.C.	April 2001	1	203	(2)
Park West at Dulles	Mid-Atlantic	Metro. Wash., D.C.	July 2001	1	152	18.2
12601 Fair Lakes Circle	Mid-Atlantic	Metro. Wash., D.C.	Nov. 2002	1	264	55.1

				8	1,182	$191.2

(1)	We acquired a 25% interest in the real estate joint venture owning the 1676 International Drive and 8260 Greensboro properties for total consideration of $10.7 million. The net rentable square feet listed above represents our pro rata share of the total net rentable square feet of the properties.
(2)	The Campus Point, Greenwood, Oakwood and Plaza 1900 properties were acquired as a portfolio for total consideration of $107.2 million.

Leasing of Development Projects. Our results of operations, for the year ended December 31, 2002, have been bolstered by the contribution of several development projects. The projects include approximately 182,000 net rentable square feet in our Mid-Atlantic Region, 59,000 net rentable square feet in our Midwest Region, 396,000 net rentable square feet in our Southwest Region and 40,000 net rentable square feet in our Southern California Region. At December 31, 2002 these projects were approximately 80% leased and rent paying.

Real Estate Dispositions. During 2002, we disposed of seven industrial properties containing 875,000 net rentable square feet and three office properties containing 194,000 net rentable square feet. The industrial properties included all of the industrial properties within our Mid-Atlantic Region. The office properties represented our only office holdings within the Los Angeles area, a market within our Southern California Region. In addition to the properties sold during 2002, during 2001, we disposed of 42 properties containing 2.8 million net rentable square feet. The 42 property dispositions included 1 property containing 243,000 net rentable square feet located in our Mid-Atlantic Region, 5 properties containing 584,000 net rentable square feet in our Midwest Region, 5 properties containing 301,000 net rentable square feet in our Southern California Region and all of the properties within our Northeast Region which included 31 properties containing 1.7 million net rentable square feet.

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

Other Significant Events or Transactions. On November 22, 1999, we acquired 123 North Wacker, a 540,000 net rentable square foot office property located in our Midwest Region for a purchase price of approximately $87.3 million. The property was primarily leased to a single tenant whose intention was to vacate the property in September 2001 upon the expiration of the in-place lease. Our intention was to convert and market the building for lease as a multi-tenant property. The property, which was vacated as intended, was 81% leased at December 31, 2002.

The following is a discussion of the material changes in our consolidated statements of income and a discussion of the impact that the significant events or transactions, as described above, had on one or more line items of our consolidated statements of income when comparing the year ended December 31, 2002 to the year ended December 31, 2001.

Rental Income. Rental income increased by $19.1 million, or 6.1%, from $314.5 million to $333.6 million. The real estate acquisitions and development properties coming on-line resulted in increases of $26.9 million and $9.8 million, respectively. These increases were partially offset by a decrease of $10.4 million related to property dispositions during the period January 1, 2001 through December 31, 2001, a decrease of $3.6 million related to our 123 North Wacker property and a decrease of $3.6 million from our other properties relating primarily to occupancy declines in our portfolio.

Property Operating and Maintenance. Property operating and maintenance costs increased by $12.1 million, or 17.1%, from $70.8 million to $82.9 million. The real estate acquisitions and development properties coming on-line resulted in increases of $6.2 million and $1.8 million, respectively. These increases were partially offset by a decrease of $2.4 million related to real estate dispositions during the period January 1, 2001 through December 31, 2001 and a decrease of $96,000 related to our 123 North Wacker property. Property operating and maintenance expenses related to our other properties increased by $6.6 million relating primarily to an increase of $4.6 million in our allowance for doubtful accounts and $1.7 million in property related insurance during the period. The increase in property related insurance resulted primarily from the premiums paid for terrorism insurance.

Real Estate Taxes. Real estate taxes increased by $2.1 million, or 5.7%, from $36.3 million to $38.4 million. The real estate acquisitions and development properties coming on-line resulted in increases of $2.9 million and $1.3 million, respectively. These increases were partially offset by a decrease of $699,000 related to real estate dispositions during the period January 1, 2001 through December 31, 2001 and a decrease of $292,000 related to our 123 North Wacker property. Other properties decreased by approximately $1.1 million primarily as a result of the reassessment of certain property values by various taxing authorities.

Interest Expense. Interest expense increased by $2.6 million, or 4.0%, from $64.5 million to $67.1 million, primarily as a result of an increase in weighted average borrowings outstanding from the year ended December 31, 2001 to year ended December 31, 2002, accompanied by a decrease in capitalized interest from $5.2 million in 2001 to $3.4 million in 2002. The increase was partially offset by a decrease in the weighted average interest rate paid on outstanding borrowings from 7.37% in 2001 to 6.78% in 2002.

Depreciation and Amortization. Depreciation and amortization increased by $9.6 million, or 16.6%, from $57.9 million to $67.5 million. The real estate acquisitions and development properties coming on-line resulted in increases of $4.7 million and $2.0 million, respectively. These increases were partially offset by a decrease of $1.9 million related to real estate dispositions during the period January 1, 2001 through December 31, 2001. Additionally, our depreciation and amortization expense related to our 123 North Wacker property and our other properties increased by $1.4 million and $3.4 million, respectively which is primarily attributable to increases in depreciation and amortization of leasehold improvements which results from leasing activity incurred subsequent to our acquisition of these properties.

Merger Termination Fee. During the year ended December 31, 2001, we received final distributions totaling $17.0 million from the Mack-Cali escrow account.

Minority Interests. Minority interests decreased by $6.5 million, or 37.9%, from $17.2 million to $10.7 million, primarily due to the income allocation totaling $4.7 million related to the Series C Cumulative Redeemable Perpetual Preferred Units that were repurchased in January 2002, as well as the minority interest holders proportionate share of the decrease in net income before discontinued operations and minority interests from $111.8 million for the year ended December 31, 2001 to $73.1 million for the year ended December 31, 2002. The decrease was partially offset by the increase of $188,000 in income allocation resulting from the full year impact in 2002 of the Series E Preferred Units issued in April 2001.

Discontinued Operations. Discontinued operations increased by $4.0 million, from $7.9 million to $11.9 million, primarily as a result of the gain from the sale of our industrial properties in our Mid-Atlantic Region which totaled $8.5 million, partially offset by a $2.9 million write-down on the Los Angeles office properties, prior to their disposition in October 2002. The increase was also offset by a decrease resulting from the shortened period of time the assets were in our portfolio during 2002 versus 2001.

Gain on Sale of Properties. Gain on sale of properties decreased by $18.7 million. Prior to the effective date of Statement of Financial Accounting Standards No. 144, which requires gains and loses on the sale of real estate properties to be included in discontinued operations, gains and losses on our real estate dispositions were included in the line item “gain on sale of properties” in our consolidated statement of income. Included as such, during the year ended December 31, 2001, we sold 42 properties totaling 2.8 million net rentable square feet resulting in a gain on sale of $18.7 million.

Impairment Loss on Real Estate. During 2001 we recorded a write-down on our Crescent Centre property prior to our sale of the property in May 2001.

Liquidity and Capital Resources

Cash and cash equivalents were $5.9 million and $5.1 million at December 31, 2003 and December 31, 2002, respectively. The increase in cash and cash equivalents is a result of net cash flows provided by operating and financing activities exceeding net cash used in investing activities. Cash flows provided by operating activities totaled $133.6 million for the year ended December 31, 2003, compared to $160.6 million for the year ended December 31, 2002.

Net cash used in investing activities totaled $142.3 million for the year ended December 31, 2003 compared to $160.5 million for the year ended December 31, 2002. The decrease in net cash used in investing activities of $18.2 million is due primarily to an increase in cash generated from the sale of real estate of $30.5 million, a decrease of $15.3 million in cash used in the development and redevelopment of real estate, a decrease of $47.0 million of cash used for the purchase of a mortgage loan in 2002, partially offset by an increase of $67.7 million in cash used to purchase real estate and an increase of $8.0 million used for capital expenditures related to in service properties.

Net cash provided by financing activities totaled $9.5 million for the year ended December 31, 2003 compared to net cash used of $871,000 for the year ended December 31, 2002. The increase in net cash provided by financing activities of $10.4 million is due primarily to a decrease of $50.5 million of cash used related to the repurchase of preferred units in 2002, an increase in cash generated from the sale of common shares of $48.2 million, partially offset by a decrease in net borrowings of $85.3 million and an increase of $4.3 million in net cash used for distributions.

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

Debt Financing

As of December 31, 2003, we had outstanding total indebtedness, including our pro rata share of joint venture debt, of approximately $1.1 billion, or approximately 39.8% of total market capitalization based on a common share price of $32.99 per common share. The amount of indebtedness that we may incur, and the policies with respect thereto, are not limited by our declaration of trust and bylaws, and are solely within the discretion of our board of trustees, limited only by various financial covenants in our credit agreements. It is our general policy to limit combined indebtedness plus our pro rata share of joint venture debt so that, at the time such debt is incurred, it does not exceed 50% of our total market capitalization. Our credit agreements limit total indebtedness to 55% of total assets and require an interest coverage ratio of at least 2 to 1.

As of December 31, 2003, we had in place a $300 million unsecured revolving credit facility with a group of 12 banks which was scheduled to mature in May 2005. Based on overall leverage, the facility had an interest rate between 30-day LIBOR plus 125 basis points and 30-day LIBOR plus 175 basis points. Subsequent to year end, effective February 19, 2004, the facility was renewed. The facility, as renewed, has an interest rate between 30-day LIBOR plus 112.5 basis points and 30-day LIBOR plus 160 basis points and matures February 19, 2007. We are required to pay an average unused commitment fee of 20 basis points per annum if the unused portion of the credit facility is greater than $200 million. The fee is reduced to 17.5 basis points per annum if the unused portion is less than or equal to $200 million, but greater than $100 million. The fee is further reduced to 15 basis points per annum if the unused portion is less than or equal to $100 million. During the year ended December 31, 2003, we had net repayments under our credit facility of $45.0 million and an outstanding balance of $111.0 million at December 31, 2003 resulting in an available balance of $189.0 million.

On January 30, 2003, we completed a loan modification with Farm Bureau Life Insurance Company for the purpose of swapping the collateral underlying the loan. The purpose of the modification was to provide us flexibility with respect to hold/sell decisions for the underlying collateral. At the time of the modification, the in-place loan had an outstanding balance of approximately $5.6 million, an interest rate of 8.38% and a maturity of August 1, 2006. Per the modification, we received an additional $1.6 million of cash borrowings resulting in a modified principal balance of $7.2 million. The loan as modified has an interest rate of 7.75% per annum and a maturity date of January 1, 2007. The additional proceeds were used to repay a portion of the outstanding borrowings under our revolving credit facility.

On May 22, 2003, we completed a $100.0 million, 5-year unsecured term loan with a group of lenders headed by Eurohypo AG, as Administrative Agent. The loan requires interest only payments until maturity. Currently, interest is computed using a rate equal to 30-day LIBOR plus 137.5 basis points. Based on overall leverage, the spread over 30-day LIBOR can fluctuate between 112.5 basis point and 162.5 basis points.

On July 16, 2003, we completed a loan modification with Eurohypo AG for the purpose of converting a $14.1 million loan from a collateralized obligation to an unsecured obligation. The terms of the loan which include fixed rate interest equal to 7.46% per annum and a maturity of July 15, 2009 remain unchanged.

On November 3, 2003, using proceeds from our revolving credit facility, we repaid two mortgage loans totaling in the aggregate $25.8 million. The loans totaling $2.7 million and $23.1 million had fixed interest rates of 8.63% and 7.84% per annum and were scheduled to mature on December 1, 2003 and February 1, 2004, respectively.

On November 10, 2003, we negotiated an interest rate reduction on the $72.1 million mortgage collateralized by our Burnett Plaza property in Fort Worth, Texas. The interest rate was reduced from 30-day LIBOR plus 215 basis points to 30-day LIBOR plus 150 basis points. In exchange for the pricing reduction, we agreed to pay the principal balance of the loan down by $6.1 million to $66.0 million and agreed to a one year prepayment lockout from the date of the amendment. The paydown was funded with proceeds from our revolving credit facility. The other terms of the loan which included interest only payments until maturity and a maturity date of July 9, 2005 remain unchanged.

The following table sets forth our mortgages and notes payable, including our pro rata share of joint venture debt, as of December 31, 2003.

Borrower/Description	Current Balance	Amortization	Interest Rate	Maturity
	(in thousands)
Broadmoor Austin Associates
Broadmoor Austin (1)	$69,276	16 yr	7.04%	April 10, 2011
Burnett Plaza Associates
Burnett Plaza	66,000	None	LIBOR + 1.500%	July 9, 2005
PL Properties Associates, L.P.
Park West C2	33,472	30 yr	6.63%	November 10, 2010
Prentiss Properties Acquisition Partners, L.P.
Collateralized Term Loan (2)	70,813	25 yr	LIBOR + 1.500%	September 30, 2004
Walnut Glen Tower	33,545	30 yr	6.92%	April 1, 2005
Revolving Credit Facility	111,000	None	LIBOR + 1.500%	May 23, 2005
Unsecured Term Loan – Commerz	75,000	None	LIBOR + 1.500%	March 16, 2006
Unsecured Term Loan – EuroHypo I	100,000	None	LIBOR + 1.375%	May 22, 2008
Highland Court	4,488	25 yr	7.27%	April 1, 2006
Plaza I & II	7,052	18 yr	7.75%	January 1, 2007
7101 Wisconsin Avenue	20,386	30 yr	7.25%	April 1, 2009
Unsecured Term Loan – EuroHypo II	14,000	30 yr	7.46%	July 15, 2009
Ordway	47,969	30 yr	7.95%	August 1, 2010
World Savings Center	28,496	30 yr	7.91%	November 1, 2010
One O’Hare Centre	39,735	30 yr	6.80%	January 10, 2011
3130 Fairview Park Drive	22,255	30 yr	7.00%	April 1, 2011
Research Office Center	43,960	28 yr	7.64%	October 1, 2011
Bannockburn Centre	26,133	30 yr	8.05%	June 1, 2012
Del Mar Loan	43,883	30 yr	7.41%	June 1, 2013
Prentiss Properties Corporetum, L.P.
Corporetum Office Campus	24,679	30 yr	7.02%	February 1, 2009
Prentiss Properties Natomas, L.P.
Natomas Corporate Center	36,069	30 yr	7.02%	February 1, 2009
Prentiss Properties Real Estate Fund I, L.P.
PPREFI Portfolio Loan (3)	180,100	None	7.58%	February 26, 2007
Tysons International Partners
1676 International Drive (4)	11,031	28 yr	7.68%	August 30, 2010
8260 Greensboro (4)	3,948	28 yr	7.83%	August 30, 2010

Total	$1,113,290

(1)	We own a 50% non-controlling interest in the entity that owns the Broadmoor Austin properties, which interest is accounted for using the equity method of accounting. The amount shown reflects our proportionate share of the non-recourse mortgage indebtedness collateralized by the properties.
(2)	The Term Loan is collateralized by the following four properties: Willow Oaks I & II (two properties), 8521 Leesburg Pike and the IBM Call Center.
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

(4)	We own a 25% non-controlling interest in the entity that owns the 1676 International Drive and 8260 Greensboro properties, which interest is accounted for using the equity method of accounting. The amount shown reflects our proportionate share of the non-recourse mortgage indebtedness collateralized by the properties.

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

Under our loan agreements, we are required to satisfy various affirmative and negative covenants, including limitations on total indebtedness, total collateralized indebtedness and cash distributions, as well as obligations to maintain certain minimum tangible net worth and certain minimum interest coverage ratios. Our credit agreements limit total indebtedness to 55% of total assets and require a debt service coverage ratio of at least 2 to 1. Our credit agreements provide for a 30-day period to cure a default caused by our failure to punctually and properly perform, observe and comply with the covenants contained therein. The agreements also provide for an additional 75-day period if such failure is not capable of being cured within 30-days and we are diligently pursuing the cure thereof. We were in compliance with these covenants at December 31, 2003.

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

We may employ forwards or purchased options to hedge qualifying anticipated transactions. Gains and losses are deferred and recognized in net income in the same period that the anticipated transaction occurs, expires or is otherwise terminated. During the year ended December 31, 2003, we completed three swap agreements as detailed below:

Notional Amount	Swap Rate Paid (Fixed)	Swap Rate Received (Variable) at December 31, 2003	Effective Date	Maturity Date
$ 50 million	2.270%	1.120%	August 2003	August 2007
$ 25 million	2.277%	1.120%	August 2003	August 2007
$ 30 million	3.857%	1.120%	October 2004	September 2008
Total

Beginning on the effective date, each swap effectively locks in our cost of funds at the swap rate paid (before the spread over LIBOR) on variable rate borrowings in amounts equal to the respective notional amounts above.

The following table summarizes the notional amounts and fair values of our derivative financial instruments. The notional amount provides an indication of the extent of our involvement in these instruments as of the balance sheet date, but does not represent exposure to credit, interest rate or market risks.

Notional Amount	Swap Rate Paid (Fixed)	Effective Fixed Rate	Swap Rate Received (Variable) at December 31, 2003	Swap Maturity	Fair Value
					(in thousands)
$ 50 million	6.253%	7.753%	1.120%	September 2004	$(1,877)
$ 60 million	6.248%	7.748%	1.120%	September 2004	(2,262)
$ 25 million	4.345%	5.845%	1.120%	July 2005	(997)
$ 15 million	4.345%	5.845%	1.120%	July 2005	(598)
$ 20 million	5.985%	7.485%	1.120%	March 2006	(1,642)
$ 30 million	5.990%	7.490%	1.120%	March 2006	(2,466)
$ 50 million	2.270%	3.645%	1.120%	August 2007	1,183
$ 25 million	2.277%	3.652%	1.120%	August 2007	585

Total					$(8,074)

Capital Improvements

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. The majority of capital required relates to tenant-related capital expenditures and is dependent upon our leasing activity. Our leasing activity is a function of the percentage of our in-place leases expiring in current and future periods accompanied by our exposure to tenant defaults and our ability to increase the average occupancy of our portfolio. For the year ended December 31, 2003 capital expenditures related to our in-service properties totaled $35.2 million. We classify capital expenditures for in-service properties as non-incremental and incremental revenue-enhancing capital expenditures representing our estimate of recurring versus non-recurring capital requirements, respectively. Our non-incremental and incremental capital expenditures for the year ended December 31, 2003 totaled approximately $31.8 million and $3.4 million, respectively.

Equity Financing

During the year ended December 31, 2003, 4,106,627 common shares of beneficial interest, par value $.01, were issued. The table below details the common shares issued during the period, common shares placed in treasury during the period and the common shares outstanding at December 31, 2003:

Common shares outstanding at December 31, 2002	38,981,355

Common shares issued:
Equity offering (1)	2,300,000
Dividend Reinvestment and Share Purchase Plan (2)	361,687
Dribble Plan (3)	544,100
Share options exercised	745,558
1996 Share Incentive Plan	93,250
Employees’ Share Purchase Plan	32,065
Conversion of operating partnership units	25,667
Trustees’ Share Incentive Plan	4,300

4,106,627
Less common shares placed in treasury:
Common shares surrendered in connection with share options exercised	(391,641)
Common shares held pursuant to our Key Employee Share Option Plan	(83,047)

Common shares outstanding at December 31, 2003	42,613,294

(1)	During the month of August 2003, we completed the sale of 2.3 million common shares, which included 300,000 common shares to cover the underwriters’ over-allotment option, at $28.90 per share, net of underwriting discounts. After deducting underwriting discounts and commissions, we received net proceeds of approximately $66.5 million. The net proceeds of the sale of the common shares were contributed to the operating partnership in exchange for common units of limited partnership interest in the operating partnership. Initially, proceeds from the offering were used to repay a portion of our outstanding borrowings under our revolving credit facility. Subsequently, we used a portion of the proceeds to acquire the 2291 Wood Oak Drive building described above.
(2)	We have a Dividend Reinvestment and Share Purchase Plan which allows investors an option to purchase common shares by making optional cash investments of $100 to $5,000 in a given month for current shareholders or $500 to $5,000 for persons who are not current shareholders. The plan also allows shareholders to purchase our common shares by reinvesting all or a portion of cash dividends received on either our common or preferred shares. Purchases of greater than $5,000 can be accomplished as a result of us granting a waiver to the $5,000 limit. During the year ended December 31, 2003, pursuant to our Dividend Reinvestment and Share Purchase Plan, we issued 361,687 common shares resulting in net proceeds of $11.1 million. The proceeds were used to repay a portion of the outstanding borrowings under our revolving credit facility.
(3)	On June 10, 2002, we entered into a securities sales agreement with Brinson Patrick Securities Corporation which we refer to as the Dribble Plan. Under our Dribble Plan we may sell, with Brinson Patrick acting as our sales agent, up to 3,000,000 of our common shares at the then market price directly to the public. Such sales, which may occur in future periods from time to time pursuant to the agreement, will increase our net cash provided by financing activities during the period in which they occur, subject to offsetting amounts related to other activities during such period. During the year ended December 31, 2003, we issued 544,100 common shares through the Dribble Plan resulting in net proceeds of $17.1 million. The proceeds were used to repay a portion of the outstanding borrowings under our revolving credit facility.

Off-Balance Sheet Arrangements

Effective January 1, 2003, our operating partnership acquired for approximately $67,000, the voting stock of Prentiss Properties Resources, Inc. from Ampulla, LLC, a single member limited liability company owned by Michael V. Prentiss, Chairman of the Board of Prentiss Properties Trust. Prentiss Properties Resources, Inc. was incorporated in March 2001 to serve as a Taxable REIT Subsidiary and provide management and other services to our operating partnership and third-party clients. The management services business serves a broad base of clients, including major financial institutions and pension funds, large corporate users, real estate advisory firms and real estate investment groups. Through Prentiss Properties Resources, Inc. we offer a full range of fee-based services, including property management, leasing, tenant construction, insurance, accounting, tax, acquisition, disposition, facilities management, and corporate and asset management services. Prior to this transaction, we accounted for our interest in Prentiss Properties Resources, Inc. using the equity method of accounting. Subsequent to this transaction, the operating partnership owns 100% of Prentiss Properties Resources, Inc. and we consolidate the accounts of Prentiss Properties Resources, Inc. with and into the accounts of the operating partnership.

At December 31, 2003 we had the following off-balance sheet arrangements: (1) a non-controlling 50% interest in Broadmoor Austin Associates, a real estate joint venture; (2) a 25% non-controlling interest in Tysons International Partners, a real estate joint venture; and (3) a 1% non-controlling interest in certain real estate assets.

Our investment in unconsolidated joint ventures represents less than .7% of our total assets as of December 31, 2003 and approximately 2.1% of our cash flow from operations for the year ended December 31, 2003. Our investments, however, do provide us with several benefits including increased market share, important customer relations and a possible capital source to fund future real estate projects.

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

The following information summarizes the financial position at December 31, 2003 for the investments in which we held an interest at December 31, 2003:

Summary of Financial Position: (in thousands)	Total Assets	Total Debt(1)	Total Equity	Company’s Investment

Broadmoor Austin Associates	$103,334	$138,552	$(35,991)	$3,882
Tysons International Partners	95,186	59,914	34,213	9,226
Other Investments	—	—	—	1,107

				$14,215

(1)	The mortgage debt, all of which is non-recourse, is collateralized by the individual real estate property or properties within each venture, the net book value of which totaled $171.7 million at December 31, 2003. Our pro rata share of the non- recourse mortgage debt totaled $84.3 million at December 31, 2003.

The following information summarizes the results of operations for the year ended December 31, 2003 for investments which impacted our 2003 results of operations:

Summary of Operations: (in thousands)	Total Revenue	Net Income	Company’s Share of Net Income/(Loss)

Broadmoor Austin Associates	$20,093	$4,586	$2,293
Tysons International Partners	12,960	1,052	262

			$2,555

Contractual Obligations and Commercial Commitments

We have contractual obligations including mortgages and notes payable and ground lease obligations. The table below presents, as of December 31, 2003, our future scheduled principal repayments of mortgages and notes payable and ground lease obligations, including our pro rata share of debt and ground lease obligations of our of joint venture properties:

	Payments Due by Period
Contractual Obligations (in thousands)	Total	2004	2005/2006	2007/2008	Thereafter
Mortgages and notes payable	$1,113,290	$80,105	$308,936	$308,501	$415,748
Capital lease obligations	—	—	—	—	—
Ground leases	31,010	468	1,074	1,094	28,374
Unconditional purchase obligations	—	—	—	—	—
Other long-term obligations	—	—	—	—	—

Total contractual cash obligations	$1,144,300	$80,573	$310,010	$309,595	$444,122

In connection with the disposition of a real estate property in May 2001, we entered into a financial guarantee with a maximum future potential payment of $1.4 million. The financial guarantee, provided to the third party purchaser, guaranteed payment of an amount not to exceed the $1.4 million potential maximum if certain tenants, as defined in the purchase and sale agreement, fail to extend either their leases beyond the maturities of their current in-place leases or to perform according to their in-place leases. An amount totaling $1.0 million was considered probable at the date of disposition and therefore, accrued during the year ended December 31, 2001. Pursuant to the financial guarantee, during the year ended December 31, 2003, we paid an amount totaling $1.0 million to the third party purchaser.

As a condition of the purchase and sale and as security for our guarantee, we provided to the title company at closing, two irrevocable letters of credit, totaling $1.4 million, drawn on a financial institution and identifying the purchaser as beneficiary. One letter of credit totaling $1.0 million expired in 2003. The remaining balance on the second letter of credit totaling $252,000 at December 31, 2003 expires as follows:

	Commitment Expiration Per Period
Other Commercial Commitments (in thousands)	Total Amounts Committed	2004	2005/2006	2007/2008	Thereafter
Lines of credit	—	—	—	—	—
Standby letters of credit	$252	$63	$189	—	—
Guarantees	—	—	—	—	—
Standby repurchase obligations	—	—	—	—	—
Other commercial commitments	—	—	—	—	—

Total commercial commitments	$252	$63	$189	—	—

Funds from Operations

Funds from operations is a widely recognized measure of REIT operating performance. Funds from operations is a non-GAAP financial measure and, as defined by the National Association of Real Estate Investment Trusts, means net income, computed in accordance with GAAP excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships, joint ventures and subsidiaries. We believe that funds from operations is helpful to investors and our management as a measure of our operating performance because it excludes depreciation and amortization, gains and losses from property dispositions, and extraordinary items, and, as a result, when compared year over year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, providing perspective not immediately apparent from net income. In addition, our management believes that funds from operations provides useful information to the investment community about our financial performance when compared to other REITs since funds from operations is generally recognized as the industry standard for reporting the operating performance of REITs. However, our funds from operations may not be comparable to funds from operations reported by other REITs that do not define funds from operations exactly as we do. We believe that in order to facilitate a clear understanding of our operating results, funds from operations should be examined in conjunction with net income as presented in our consolidated financial statements and notes thereto included elsewhere in this Form 10-K. We believe that net income is the most directly comparable GAAP financial measure to funds from operations. Funds from operations does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income as an indication of our performance or to cash flows as a measure of liquidity or our ability to make distributions. Funds from operations does not reflect either depreciation and amortization costs or the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties, which are significant economic costs that could materially impact our results of operations. The following is a reconciliation of net income to funds from operations:

Funds from operations (in thousands)	Year Ended December 31,
	2003	2002	2001
Net income	$59,417	$74,281	$102,466
Adjustments:
Real estate depreciation and amortization(1)	79,972	73,368	64,190
Real estate depreciation and amortization of unconsolidated joint ventures	2,960	3,103	3,550
Minority interests(2)	1,875	2,589	4,268
Merger termination fee, net(3)	—	—	(17,000)
Gain on sale of real estate	(4,978)	(8,430)	(18,660)

Funds from operations(4)	$139,246	$144,911	$138,814

(1)	Includes real estate depreciation and amortization included in continuing operations and real estate depreciation and amortization included in discontinued operations.
(2)	Represents the minority interests applicable to the common unit holders of the operating partnership.
(3)	Although the fee is not considered an extraordinary item in accordance with generally accepted accounting principles, it is our opinion that it is appropriate to exclude the fee from funds from operations.
(4)	Impairment losses on real estate are not added back in our reconciliation of net income to funds from operations; therefore, for periods in which impairment losses are recognized, funds from operations is negatively impacted. We recognized impairment losses of $4.8 million, $2.9 million, and $1.8 million during the years ended December 31, 2001, 2002 and 2003, respectively. Therefore, funds from operations were negatively impacted for the years ended December 31, 2001, 2002, and 2003 by $4.8 million, $2.9 million, and $1.8 million, respectively. The impairment losses totaling $2.9 million and $1.8 million for the years ended December 31, 2002 and 2003, respectively are included in the line item “income from discontinued operations” in our consolidated statements of income.

Funds from operations decreased by $5.7 million for the year ended December 31, 2003 from the year ended December 31, 2002 and increased by $6.1 million for the year ended December 31, 2002 from the year ended December 31, 2001 as a result of the factors discussed in the analysis of operating results.

Recently Issued Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” In December 2003, the Financial Standards Board issued a revision to FASB Interpretation No. 46, FASB Interpretation No. 46(R). The Interpretation, as revised, requires consolidation of an entity by an enterprise if that enterprise will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur, or both. An entity subject to this Interpretation is called a variable interest entity. The disclosure provisions of this Interpretation, as revised, are effective for financial statements issued after December 31, 2003. Per this Interpretation, as revised, a public entity, that is not a small business issuer, with a variable interest entity to which the provisions of the Interpretation have not been applied as of December 24, 2003, shall apply this Interpretation no later than the end of the first reporting period that ends after March 15, 2004. However, prior to the required application of this Interpretation, a public entity, that is not a small business issuer, shall apply this Interpretation to those entities that are considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003.

At December 31, 2002, our operating partnership held a 98% non-voting interest in Prentiss Properties Resources, Inc. which we accounted for using the equity method of accounting.

Prentiss Properties Resources, Inc. was incorporated in March 2001 to serve as a Taxable REIT Subsidiary and provide management and other services to our operating partnership and third-party clients. The management services business serves a broad base of clients, including major financial institutions and pension funds, large corporate users, real estate advisory firms and real estate investment groups. Through Prentiss Properties Resources, Inc. we offer a full range of fee-based services, including property management, leasing, tenant construction, insurance, accounting, tax, acquisition, disposition, facilities management, and corporate and asset management services. At December 31, 2002 Prentiss Properties Resources, Inc. had net assets totaling $6.5 million. Our investment totaled $6.3 million representing our maximum exposure to loss as a result of our involvement with Prentiss Properties Resources, Inc.

Effective January 1, 2003, we acquired the remaining outstanding interest in Prentiss Properties Resources, Inc. for consideration of approximately $67,000. As a result of this transaction, effective January 1, 2003, the accounts of Prentiss Properties Resources, Inc. are consolidated with and into the accounts of our operating partnership. Had this transaction not occurred, Prentiss Properties Resources, Inc. would have been subject to consolidation as prescribed in the revised Interpretation.

We are currently evaluating whether our equity investments in Broadmoor Austin Associates and Tysons International Partners qualify as variable interest entities and if so, determining whether we are the primary beneficiary, thus requiring consolidation. In addition, we are evaluating whether the provisions of this Interpretation will have a material impact on our financial condition and results of operations.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. Certain provisions of the statement that were to be initially effective for financial instruments entered into or modified after May 31, 2003, and otherwise at the beginning of the first interim period beginning after June 15, 2003 were deferred indefinitely by the Financial Accounting Standards Board. As a result of the deferred provisions, which are discussed in FASB Staff Position 150-3, companies are not required to recognize non-controlling interests of a limited-life subsidiary as a liability in the consolidated financial statements. In evaluating the provisions of the statement that were not deferred, due to the redemption provisions of our Series E Preferred Units, we determined that our Series E Preferred Units qualify as a mandatorily redeemable financial instrument and; thus, should be classified as a liability and measured at fair value in our consolidated balance sheet at December 31, 2003. We determined that the fair value of the Series E Preferred Units equaled the $10.0 million carrying amount at December 31, 2003 and as a result the reclassification had no impact on current period earnings.

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

Properties located in the Mid-Atlantic, Midwest, Southwest, Northern California and Southern California provided approximately 26%, 17%, 34%, 13% and 9%, respectively, of total rental income for the year ended December 31, 2003. Like other real estate markets, these commercial real estate markets have experienced economic downturns in the past, and future declines in any of these economies or real estate markets could adversely affect our cash available for distribution. Our financial performance and ability to make distributions to our shareholders are, therefore, particularly sensitive to the economic conditions in these markets. The local economic climate, which may be adversely impacted by business layoffs or downsizing, industry slowdowns, changing demographics and other factors, and local real estate conditions, such as oversupply of or reduced demand for office, industrial and other competing commercial properties, may affect our revenues and the value of our properties, including properties to be acquired or developed. We cannot assure you that these local economies will grow in the future.

Our acquisition of new properties which lack operating history with us give rise to difficulties in predicting revenue potential.

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

During 2003, we acquired approximately 1.1 million square feet of office property for gross consideration of approximately $178.7 million. Some of these properties have had relatively short or no operating history under our management; therefore, we have had limited control over the operation of these buildings. Our ability to manage our growth effectively will require us to integrate successfully our new acquisitions into our existing management structure.

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

The risk that some of our tenants may declare bankruptcy is higher because of the recent decline in the economy. A significant portion of our income is derived from rental income on our properties. As of December 31, 2003, we had approximately 1,000 tenants, with the following 9 tenants representing approximately 21% of our aggregate annualized base rent and approximately 17% of our total net rentable square footage: International Business Machines, Kaiser Foundation Health Plan, Northrop Grumman Corporation, General Services Administration, Verizon Communications, American Management Systems, Computer Associates, Moore North America and AT&T. Currently, we derive approximately 34% of our total annualized base rental revenue from tenants in the computer systems design, broadcasting, telecommunications, management, scientific, technical and insurance industries. As a result, our distributable cash flow and ability to make expected distributions to our shareholders could be adversely affected if any of these industries is materially adversely affected by the economy or if a significant number of our tenants fail to pay their rent due to bankruptcy, weakened financial condition or otherwise. Our leases generally do not contain restrictions designed to ensure the creditworthiness of our tenants. From time to time a tenant may experience a downturn in its business. Such a downturn may weaken its financial condition, and it may stop paying rent when due. In addition, at any time, a tenant may seek the protection of the bankruptcy laws, which could result in delays in rental payments or in the rejection and termination of such tenant leases. These events would cause a reduction in our cash flow and the amounts available for distributions to our shareholders. We cannot assure you that tenants will not file for bankruptcy protection in the future or, if any tenants file, that they will affirm their leases and continue to make rental payments in a timely manner.

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

We are subject to several risks upon expiration of leases for space located at our properties. The leases may not be renewed, the space may not be relet or the terms of renewal or reletting, including the costs of required renovations, may be less favorable than current lease terms. Leases on a total of approximately 12.0% of the total net rentable square feet in our properties will expire during 2003. If we are unable to relet promptly or renew the leases for a particular property or properties or if the rental rates upon such renewal or reletting are significantly lower than expected rates or if our budgets for these purposes prove to be inadequate, then our cash flow and ability to make expected distributions to our shareholders may be adversely affected.

Some of our competitors in markets in which we have properties may have newer, better-located or better-capitalized properties.

Numerous office and industrial properties compete with our properties in attracting tenants to lease space. In each market we compete on a number of factors including rental rates, tenant concession allowances, quality and location of buildings, quality of property management and other economic and non-economic factors. Our competitors may have greater financial resources than are available to us and/or they may be willing to rent space at lower rental rates or provide greater leasing concessions. Our major competitors in each market include the following companies:

Segment	Competitors

Mid-Atlantic	Boston Properties, CarrAmerica Realty Corp., Equity Office Properties, Vornado Realty Trust

Midwest	CarrAmerica Realty Corp., Duke-Weeks Realty Corp., Equity Office Properties, Great Lakes REIT, John Buck Co., Trizec Properties, Inc.

Southwest	CarrAmerica Realty Corp., Crescent Real Estate Equities, Equity Office Properties, Lincoln Property Co., Trammell Crow Co., Trizec Properties, Inc.

Northern California	Boston Properties, CarrAmerica Realty Corp., Equity Office Properties, RREEF, Shorenstein Co.

Southern California	Arden Realty, CarrAmerica Realty Corp., Equity Office Properties, Kilroy Realty Corp., RREEF

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

We carry comprehensive liability, fire, flood and, where appropriate, extended coverage and rental loss insurance with respect to our properties, with policy specifications, exclusions, deductibles and insured limits customarily carried for similar properties. There are, however, certain types of losses, such as from wars, that may be either uninsurable or the cost of obtaining insurance would be so high that it would be more prudent to accept the risk of loss. We currently maintain a separate $100 million blanket earthquake policy on the properties we own in Northern and Southern California and a separate $100 million blanket terrorism policy on all our properties. Should an uninsured loss or a loss in excess of insured limits occur, we could lose both capital invested in a property as well as the anticipated future revenue from the property but would continue to be obligated on any mortgage indebtedness or other obligations related to the property. Any such loss would adversely affect our business, financial condition and results of operations.

If another terrorist incident occurs, however, insurance policies purchased by us may expressly exclude hostile acts, and it may be impossible to obtain insurance covering terrorist attacks. In the event of such terrorist acts or other catastrophic losses, we may not be able to purchase policies in the future with coverage limits and deductibles similar to those that are currently in place and if such event occurs, we would expect our insurance premiums to increase thereafter.

Property ownership through partnerships and joint ventures could subject us to the contrary business objectives of our partners or co-venturers.

Through Prentiss Properties Acquisition Partners, L.P., our operating partnership, we own non-controlling interests in real estate, including: (1) a non-controlling 50% interest in the Broadmoor Austin Associates and (2) a 25% non-controlling interest in Tysons International Partners, which in the aggregate represented approximately $2.6 million, or 4.3% of our net income for the year ended December 31, 2003. Our pro rata share of mortgage debt related to these unconsolidated interests is approximately $84.3 million, or 7.6% of our total debt outstanding, as of December 31, 2003. Through these interests, we act as managing venture partner and have the authority to conduct business affairs of each joint venture, subject to approval and veto rights of the other venture partner.

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

On January 22, 2004, Prentiss Office Investors, L.P. was established to acquire office properties in our core markets of Washington D.C./Northern Virginia, Chicago, Dallas/Ft. Worth, Northern California and San Diego/Orange County. The partnership was initially 99.9% owned by the operating partnership and was seeded by the transfer of several recent acquisitions including, 2291 Wood Oak Drive a single office building containing approximately 228,000 net rentable square feet located in Herndon Virginia, Corporate Lakes III a single office building containing approximately 124,000 net rentable square feet located in Chicago Illinois, and seven office buildings containing approximately 370,000 net rentable square feet located in Carlsbad California.

Pursuant to a joint venture agreement, effective February 1, 2004, Stichting Pensioenfonds ABP, a Netherlands based pension fund, acquired a 49% limited partnership interest in Prentiss Office Investors, L.P. for proceeds totaling $68.9 million. The joint venture will be consolidated with and into the accounts of the operating partnership.

Pursuant to its limited partnership agreement, Prentiss Office Investors, L.P. will engage in a series of transactions pursuant to which it intends to acquire approximately 15 to 25 Class A office properties over an 18 to 30 month period in the geographic regions within the United States in which we currently conduct business. Class A office properties will not be acquired after the initial 18-30 month investment period unless our operating partnership, as general partner of Prentiss Office Investors, L.P., and Stichting Pensioenfonds ABP, as limited partner of Prentiss Office Investors, L.P., mutually agree to amend the limited partnership agreement to provide for a longer investment period. Prentiss Office Investors, L.P. anticipates incurring indebtedness in an aggregate amount of up to 60.0% of the undepreciated acquisition costs of all of the properties owned by Prentiss Office Investors, L.P. As a result, pursuant to its limited partnership agreement, Prentiss Office Investors, L.P. has the authority to invest up to $510.0 million during its 18-30 month investment period, which will include equity contributed to Prentiss Office Investors, L.P. and the indebtedness in an aggregate amount up to 60% of the undepreciated acquisition costs of all properties acquired by the partnership.

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

As of December 31, 2003, we had $422.8 million of floating rate debt out of total debt, including our pro rata share of joint venture debt, of $1.1 billion. We enter into interest rate swap agreements in the ordinary course of our business to hedge or modify our exposures to interest rate fluctuations. Of the floating rate debt, $275.0 million was swapped to fixed rate debt through various interest rate protection contracts with maturity dates ranging from September 2004 to September 2008. While our use of these derivatives is intended to allow us to better manage certain risks, it is possible that, over time, mis-matches may arise with respect to the derivatives and the cash market instruments they are intended to hedge. Discrepancies can also arise between the derivative and cash markets. Derivatives also have risks that are similar in type to the risks of the cash market instrument on which their values are based. For example, in times of market stress, sharp price movements or reductions in liquidity in the cash markets may be related to comparable or even greater price movements and reductions in liquidity in the derivative markets. Further, the risks associated with derivatives are potentially greater than those associated with the related cash market instruments because of the additional complexity and potential for leverage. In addition, derivatives may create credit risks, as well as legal, operational and other risks beyond those associated with the underlying cash market instruments on which their values are based. Credit risk involves the risk that a counterparty on a derivative transaction will not fulfill its contractual obligations. In an effort to limit credit risk, we have a policy that requires the counterparty to the transaction to have a credit rating no lower than A- by a nationally recognized rating agency at the time we enter into a derivative transaction. There can be no assurance, however, that our hedging strategy or techniques and policies for minimizing credit and other risks associated with our hedging activity will be effective, that our profitability will not be adversely affected during any period of changes in interest rates or that the costs of hedging will not exceed the benefits.

If we are unable to replace construction loans with permanent refinancing, we may have to sell the development properties at a loss.

If new developments are financed through construction loans or if acquisitions are financed with short-term bridge loans in anticipation of later, permanent financing, there is a risk that upon completion of construction or the maturity of the bridge loans, permanent financing may not be available or may be available only on disadvantageous terms. As of December 31, 2003, we were not a party to any construction loan commitments. In the event that we enter into such financing arrangements and upon maturity are unable to obtain permanent financing for these properties on favorable terms, we could be forced to sell such properties at a loss or the properties could be foreclosed upon by the lender and result in loss of income and asset value.

We depend on our direct and indirect subsidiaries’ dividends and distributions, and these subsidiaries’ creditors and preferred security holders are entitled to payment of amounts payable to them by the subsidiaries before the subsidiaries may pay any dividends or distributions to us.

Substantially all of our assets consist of our partnership interests in Prentiss Properties Acquisition Partners, L.P., our operating partnership. Our operating partnership holds substantially all of its properties and assets through subsidiaries. Our operating partnership, therefore, depends for substantially all of its revenue on cash distributions to it by its subsidiaries. The creditors of each subsidiary are entitled to payment of the subsidiary’s obligations to them, when due and payable, before distributions may be made by the subsidiary to our operating partnership. Thus, our operating partnership’s ability to make distributions to its unit holders depends on its subsidiaries’ ability to satisfy their obligations to their creditors and make distributions to our operating partnership. In addition, the right of our operating partnership unit holders to participate in any distribution of the assets of any of our operating partnership’s direct or indirect subsidiaries upon the liquidation, reorganization or insolvency of the subsidiary, and any consequent right of our operating partnership unit holders to participate in those assets, will be subject to the claims of the creditors and preferred security holders, if any, of the subsidiary. Furthermore, the holders of preferred units of our operating partnership are entitled to receive preferred distributions before payment of distributions to holders of operating partnership common units, including us. Thus, our ability to pay dividends to holders of our common shares depends on our operating partnership’s ability first to satisfy its obligations to its creditors and make distributions payable to holders of preferred units and then to make distributions to us. At December 31, 2003, we had two outstanding series of preferred units of our operating partnership which were not held by us. These preferred units, the Series B Preferred Units and Series E Preferred Units, have preference over our common shares. The Series B Preferred Units have a total liquidation value of approximately $95 million, and the Series E Preferred Units have a total liquidation value of approximately $10 million. In addition, our shareholders will have the right to participate in any distribution of the assets of any of our direct or indirect subsidiaries upon the liquidation, reorganization or insolvency of the subsidiary, and consequently to participate in those assets, only after the claims of the creditors, including trade creditors, and preferred security holders, if any, of the subsidiary are satisfied. Subsequent to December 31, 2003, we redeemed both our Series B Preferred Units and our Series E Preferred Units at par value plus accrued and unpaid dividends.

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

We have a staggered board.

Our board of trustees is divided into three classes, each with a three-year term, thus, only a portion of our board of trustees stand for election at each annual meeting. The staggered terms of trustees may reduce the possibility of a tender offer or an attempt to change control of us, even though a tender offer or change in control might be in the best interest of our shareholders.

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

We are dependent on the efforts of our chairman and chief executive officer, Messrs. Prentiss and August. The loss of their services could have an adverse effect on our operations. Each of Messrs. Prentiss and August has entered into an employment agreement which will expire in January 2009 and May 2004, respectively. Messrs. Prentiss and August have agreed in their employment agreements that for a period of two years after they are no longer employed by us they will not enter into employment with any company which is in a business that is competitive to our business. If this provision, or if similar provisions in other employment agreements with our other employees, is determined to not be binding on Messrs. Prentiss or August, or any other employee, those persons would be able to enter into employment with companies which compete with us immediately after those persons ceased to be employed by us.

Our third-party property management, leasing, development and construction business and related services involve relationships which may be subject to early termination or a lack of control.

Through our operating partnership, Prentiss Properties Resources, Inc., and Prentiss Properties Management, L.P., we engage in the business of management, leasing, development and construction of properties owned by third parties. Risks associated with these activities include the following:

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

As of December 31, 2003, we have authorized 100,000,000 common shares, of which 57,303,659 common shares are either unissued or held in treasury for purposes other than the Key Employee Share Option Plan. In addition, we have granted options to purchase 4,235,066 common shares to executives officers, employees and trustees, of which options to purchase 984,456 common shares remain outstanding. We have reserved a total of 3,773,585 common shares and 1,474,899 common shares for issuance upon conversion of the Series D Preferred Shares and common units, respectively. Sales or issuances of a substantial number of common shares, or the perception that such sales could occur could adversely affect prevailing market prices of the common shares and dilute the percentage ownership held by our shareholders.

Limited partners of our operating partnership have the right to receive, in our or the general partner’s discretion, either cash or one common share, in exchange for each limited partnership unit they now hold, if and to the extent they tender such units for redemption. As of December 31, 2003, there were 1,474,899 common units of our operating partnership outstanding and held by partners other than Prentiss Properties Trust, and, if we or the general partner elect to redeem such units for common shares, these common units are exchangeable for 1,474,899 common shares. We are party to registration rights agreements under which we are required to register the issuance of common shares which we may issue upon the redemption by the holders of units of limited partnership interest in our operating partnership. We can make no prediction concerning the effect that such issuance or future sales of any such common shares will have on market prices.

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

Our primary market risk exposure is to changes in interest rates as a result of our revolving credit facility and long-term debt. At December 31, 2003, we had outstanding total indebtedness, including our pro rata share of joint venture debt, of approximately $1.1 billion, or approximately 39.8% of total market capitalization based on a common share price of $32.99 per common share. Our interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, we manage our exposure to fluctuations in market interest rates for our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangement. In addition, we may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps and floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable rate debt. We do not enter into derivative or interest rate transactions for speculative purposes. Approximately 62.0% of our outstanding debt was subject to fixed rates with a weighted average interest rate of 7.43% at December 31, 2003. Of the remaining $422.8 million, or 38.0%, representing our variable rate debt, $275.0 million was effectively locked at an interest rate before the spread over LIBOR, of 4.66% through our interest rate swap agreements. We regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

The following table provides information about our financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations outstanding at December 31, 2003, the table presents principal cash flows and related weighted average interest rates for the debt outstanding during the periods. The debt outstanding as presented in the table includes our pro rata share of joint venture debt. For interest rate swaps, the table presents notional amounts that expire and weighted average interest rates for in-place swaps during the period. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on 30-day LIBOR as of December 31, 2003. The fair value of our fixed rate debt indicates the estimated principal amount of debt having similar debt service requirements, which could have been borrowed by us at December 31, 2003. The rate assumed in the fair value calculation of fixed rate debt is equal to 5.0%, representing our estimated borrowing rate for fixed rate debt instruments similar in term to those outstanding at December 31, 2003. The fair value of our variable to fixed interest rate swaps indicates the estimated amount that would have been paid by us had they been terminated at December 31, 2003.

	Expected Maturity Date (in thousands)
	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
Liabilities
Long-Term Debt:
Fixed Rate	$9,292	$42,625	$14,311	$197,143	$11,358	$415,748	$690,477	$767,560
Average Interest Rate	7.43%	7.45%	7.46%	7.39%	7.37%	7.43%	—	—
Variable Rate	$70,813	$177,000	$75,000	—	$100,000	—	$422,813	$422,813
Average Interest Rate	2.63%	2.61%	2.55%	2.53%	2.53%	—	—	—

Interest Rate Derivatives
Interest Rate Swaps:
Variable to Fixed	$110,000	$40,000	$50,000	$75,000	$30,000	—	—	$(8,074)
Avg. Pay Rate	4.66%	3.84%	2.96%	2.92%	3.86%	—	—	—
Avg. Receive Rate	1.12%	1.12%	1.12%	1.12%	1.12%	—	—	—

The table incorporates only those exposures that exist as of December 31, 2003 and does not consider exposures or positions which could arise after that date. In addition, because firm commitments are not represented in the table above, the information presented therein has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, prevailing interest rates, and our hedging strategies at that time. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. At December 31, 2003, our variable rate debt outstanding was approximately $422.8 million with an average interest rate of approximately 2.59%. Exclusive of our interest rate swap agreements, if 30-day LIBOR increased 100 basis points, total interest expense would increase approximately $4.2 million. The total extent of market risk is not quantifiable or predictable because of the variability of future interest rates and our financing requirements.

Item 8.	Financial Statements and Supplementary Data

Financial Statements and the Financial Statement Schedule appear at page F-1 to page F-44 of this Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A.	Controls and Procedures

As of December 31, 2003, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 15d-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Trustees and Executive Officers of the Company

The information required by this item is incorporated by reference from our definitive proxy statement for our annual meeting of shareholders to be held on May 5, 2004.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference from our definitive proxy statement for our annual meeting of shareholders to be held on May 5, 2004.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item is incorporated by reference from our definitive proxy statement for our annual meeting of shareholders to be held on May 5, 2004.

Item 13.	Certain Relationships and Related Transactions

The information required by this item is incorporated by reference from our definitive proxy statement for our annual meeting of shareholders to be held on May 5, 2004.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference from our definitive proxy statement for our annual meeting of shareholders to be held on May 5, 2004.

PART IV

Item 15.	Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)	Financial Statements, Financial Statement Schedule and Exhibits

(1)	Financial Statements

Report of Independent Auditors

Consolidated Balance Sheets as of December 31, 2003 and December 31, 2002

Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Comprehensive Income for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

Report of Independent Auditors

Schedule II: Valuation and Qualifying Accounts

Schedule III: Real Estate and Accumulated Depreciation

(3)	Exhibits

EXHIBIT NO.	DESCRIPTION

3.1*	Amended and Restated Declaration of Trust of the Registrant (Form of filed as Exhibit 3.1 to our Registration Statement on Amendment No. 1 of Form S-11, File No. 333-09863, and incorporated by reference herein).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to our Form 10-Q, filed on May 15, 2002, File No. 001-14516).

3.3	Amendment No. 1 to the Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.3 to our Form 10-Q, filed on May 15, 2002, File No. 001-14516).

3.4	Amendment No. 2 to the Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.4 to our Form 10-Q filed on November 12, 2003, File No. 001-14516).

3.5	Articles Supplementary, dated February 17, 1998, Classifying and Designating a Series of Preferred Shares of Beneficial Interest as Junior Participating Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest, Series B, and Fixing Distribution and Other Preferences and Rights of Such Shares (filed as an Exhibit to our Registration Statement on Form 8-A, filed on February 17, 1998, File No. 000-23813 and incorporated by reference herein).

3.6	Articles Supplementary, dated June 25, 1998, Classifying and Designating a Series of Preferred Shares of Beneficial Interest as Series B Cumulative Redeemable Perpetual Preferred Shares of Beneficial Interest and Fixing Distribution and Other Preferences and Rights of Such Shares (included as Exhibit 3.5 to our Form 10-Q, filed on August 12, 1998, File No. 001-14516).

3.7	Articles Supplementary, dated March 20, 2001 (filed as Exhibit 3.6 to our Report on Form 10-K, filed March 27, 2001, File No. 001-14516, and incorporated by reference herein).

3.8	Articles Supplementary Classifying and Designating a Series of Preferred Shares of Beneficial Interest as Series D Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest and Fixing Distribution and Other Preferences and Rights of such Shares, dated March 20, 2001 (filed as Exhibit 3.7 to our Report on Form 10-K, filed March 27, 2001, File No. 001-14516, and incorporated by reference herein).

3.9	Articles Supplementary, dated January 4, 2002 (filed as Exhibit 3.7 to our Report on Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

3.10*	Articles Supplementary, dated February 24, 2004, declassifying the Series B Cumulative Redeemable Perpetual Preferred Shares.

4.1	Form of Common Share Certificate (filed as Exhibit 4.1 to our Registration Statement on Amendment No. 1 of Form S-11, File No. 333-09863, and incorporated by reference herein).

4.2	Amended and Restated Rights Agreement, dated January 22, 2002, between Prentiss Properties Trust and EquiServe Trust Company, N.A., as Rights Agent (filed as Exhibit 1 to Amendment No. 2 to our Registration Statement on Form 8-A, filed on February 6, 2002, File No. 000-014516).

4.3	First Amendment dated June 26, 2002 to the Amended and Restated Rights Agreement between Prentiss Properties Trust and Equiserve Trust Company, N.A. as Rights Agent (filed as Exhibit 2 to Amendment No. 3 to our Registration Statement on Form 8-A, filed on June 27, 2002. File No. 001-014516).

4.4	Second Amendment, dated October 21, 2003, to the Amended and Restated Rights Agreement between Prentiss Properties Trust and Equiserve Trust Company, N.A. as Rights Agent (filed as Exhibit 3 to Amendment No. 4 to our Registration Statement on Form 8-A, filed on January 26, 2004. File No. 001-014516).

4.5	Form of Rights Certificate (included as Exhibit A to the Rights Agreement (Exhibit 4.2)).

4.6	Form of Series D Preferred Share Certificate (filed as Exhibit 4.4 to our Report on Form 10-K, filed March 27, 2001, File No. 001-14516, and incorporated by reference herein).

10.1	1996 Share Incentive Plan (filed as Exhibit 10.25 to Amendment No. 1 to our Registration Statement on Form S-11, File No. 333-09863, and incorporated by reference herein).

10.2	First Amendment, effective as of May 6, 1997, to the 1996 Share Incentive Plan (filed as Exhibit 4.6 to our Registration Statement on Form S-8, File No. 333-79623, filed on May 28, 1999, and incorporated by reference herein).

10.3	Second Amendment, effective as of May 5, 1998, to the 1996 Share Incentive Plan (filed as Exhibit 4.7 to our Registration Statement on Form S-8, File No. 333-79623, filed on May 28, 1999, and incorporated by reference herein).

10.4	Third Amendment, effective as of May 9, 2001, to the 1996 Share Incentive Plan (filed as Exhibit 4.5 to our Registration Statement on Form S-8, File No. 333-68520, filed on August 28, 2001, and incorporated by reference herein).

10.5	Amendment No. 4, effective as of October 15, 1996, to the 1996 Share Incentive Plan. (filed as Exhibit no. 10.5 to our Report on Form 10Q, filed November 14, 2002, File No. 001-14516).

10.6	Amendment No. 5, effective as of October 23, 2002, to the 1996 Share Incentive Plan. (filed as Exhibit no. 10.6 to our Report on Form 10Q, filed November 14, 2002, File No. 001-14516).

10.7	Amended and Restated Trustees’ Share Incentive Plan, effective as of May 15, 2002 (filed as Exhibit 4.12 to our Registration Statement on Form S-8, File No. 333-97045, filed on July 24, 2002, and incorporated by reference herein).

10.8	Amendment No. 1, effective as of October 23, 2002, to the Amended and Restated Trustees’ Share Incentive Plan. (filed as Exhibit no. 10.8 to our Report on Form 10Q, filed November 14, 2002, File No. 001-14516).

10.9	Trustees Share Incentive Plan (filed as Exhibit 4.8 to our Registration Statement on Form S-8, File No. 333-79623, filed on May 28, 1999, and incorporated by reference herein).

10.10	First Amendment, effective as of May 5, 1998, to the Trustees’ Share Incentive Plan (filed as Exhibit 4.9 to our Registration Statement on Form S-8, File No. 333-79623, filed on May 28, 1999, and incorporated by reference herein).

10.11	Second Amendment, effective as of March 1, 1999, to the Trustees’ Share Incentive Plan (filed as Exhibit 4.10 to our Registration Statement on Form S-8, File No. 333-79623, filed on May 28, 1999, and incorporated by reference herein).

10.12	Third Amendment, effective as of May 10, 2000, to the Trustees’ Share Incentive Plan (filed as Exhibit 10.8 to our Report on Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.13	Form of Stock Option Agreement (filed as Exhibit 10.9 to our Report on Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.14	Amended and Restated Share Purchase Plan, dated as of July 1, 2000 (filed as Exhibit 10.10 to our Report on Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.15	Amendment No. 1, effective as of October 23, 2002, to the Amended and Restated Share Purchase Plan. (filed as Exhibit no. 10.15 to our Report on Form 10Q, filed November 14, 2002, File No. 001-14516).

10.16	Key Employee Share Option Plan (filed as Exhibit 10.11 to our Report on Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.17	Prentiss Properties Employee Savings Plan (filed as Exhibit 10.12 to our Report on Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.18*	Third Amended and Restated Employment Agreement, dated January 1, 2004 by and between Michael V. Prentiss and Prentiss Properties Trust.

10.19	Amended and Restated Employment Agreement, dated May 10, 2000, by and between Thomas F. August and Prentiss Properties Trust (filed as Exhibit 10.21 to our Report on Form 10-K, filed on March 27, 2001, and incorporated herein by reference).

10.20	Third Amended and Restated Agreement of Limited Partnership of Prentiss Properties Acquisition Partners, L.P., dated as of October 1, 2001 (filed as Exhibit 10.15 to our Report on Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.21	First Amendment, dated as of December 18, 2001, to the Third Amended and Restated Agreement of Limited Partnership of Prentiss Properties Acquisition Partners, L.P., dated as of December 18, 2001 (filed as Exhibit 10.16 to our Report on Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.22	Second Amendment, dated as of January 3, 2002, to the Third Amended and Restated Agreement of Limited Partnership of Prentiss Properties Acquisition Partners, L.P., dated as of October 1, 2001 (filed as Exhibit 10.17 to our Report on Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.23	Third Amendment to the Third Amended and Restated Agreement of Limited Partnership of Prentiss Properties Acquisition Partners, L.P. (filed as Exhibit 10.40 to our Report on Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.24	Fourth Amendment to the Third Amended and Restated Agreement of Limited Partnership of Prentiss Properties Acquisition Partners, L.P. (filed as Exhibit 10.20 to our Report on Form 10-Q, filed August 14, 2002, File No. 001-14516).

10.25	Fifth Amendment to the Third Amended and Restated Agreement of Limited Partnership of Prentiss Properties Acquisition Partners, L.P. (filed as Exhibit 99.1 to our Form 8-K, File No. 001-14516, filed on August 14, 2003).

10.26	Sixth Amendment to the Third Amended and Restated Agreement of Limited Partnership of Prentiss Properties Acquisition Partners, L.P. (filed as Exhibit 10.2 to our Form 10-Q, File No. 001-14516, filed on November 12, 2003).

10.27*	Seventh Amendment to the Third Amended and Restated Agreement of Limited Partnership of Prentiss Properties Acquisition Partners, L.P.

10.28*	Eighth Amendment to the Third Amended and Restated Agreement of Limited Partnership of Prentiss Properties Acquisition Partners, L.P.

10.29*	Series E Cumulative Redeemable Preferred Partnership Units Repurchase Agreement, dated February 4, 2004, by and between Prentiss Properties Acquisition Partners, L.P. and Brandywine Operating Partnership, L.P.

10.30*	Series B Preferred Unit Redemption Agreement, dated February 24, 2004, by and between Prentiss Properties Acquisition Partners, L.P., Belrose Realty Corporation, Belmar Realty Corporation, Belport Realty Corporation and Belshire Realty Corporation.

10.31	Credit Agreement, dated May 22, 2003, among Prentiss Properties Acquisition Partners, L.P., as Borrower, Eurohypo AG, New York Branch, as Administrative Agent, Bank One, NA, as Syndication Agent, and other lenders as named therein, (filed as Exhibit 10.2 to our Form 10-Q, File No. 001-14516, filed on August 14, 2003).

10.32	Stock Purchase Agreement, dated January 1, 2003, by and between Prentiss Properties Acquisition Partners, L.P. and Ampulla LLC, a single member Limited Liability Company, owned by Michael V. Prentiss, Chairman of the Board of Prentiss Properties Trust, (filed as Exhibit 10.3 to our Form 10-Q, File No. 001-14516, filed on August 14, 2003).

10.33	Exchange Agreement, dated as of March 20, 2001, by and among Prentiss Properties Trust, Prentiss Properties Acquisition Partners, L.P. and Security Capital Preferred Growth Incorporated (filed as Exhibit 10.14 to our Report on Form 10-K, filed on March 27, 2001, and incorporated herein by reference).

10.34	Registration Rights Agreement, dated as of March 20, 2001, by and among Prentiss Properties Trust and Security Capital Preferred Growth Incorporated (filed as Exhibit 10.15 to our Report on Form 10-K, filed on March 27, 2001, and incorporated by reference herein).

10.35	Credit Agreement, dated May 23, 2000, among Prentiss Properties Acquisition Partners, L.P., as Borrower, Bank One, N.A., as Administrator, Bank of America, N.A., as Syndication Agent, Dresdner Bank, AG as Documentation Agent and each of the Lenders that are signatory therein (filed as Exhibit 10.22 to our Report on Form 10-K, filed on March 27, 2001, and incorporated by reference herein).

10.36	Credit Agreement, dated March 16, 2001, among Prentiss Properties Acquisition Partners, L.P., as Borrower, Commerzbank AG, New York Branch, as Administrative Agent, Sole Arranger and Sole Book Runner, Fleet National Bank, as Syndication Agent, LaSalle Bank National Association, as Documentation Agent and each of the Lenders named therein (filed as Exhibit 10.21 to our Report on Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.37	First Amendment, dated as of November 28, 2000, to the Credit Agreement, dated September 30, 1999, among Prentiss Properties Acquisition Partners, L.P., as Borrower, Bank One, N.A., as Administrative Agent, Mellon Bank and Union Bank of California as co-documentation agents (filed as Exhibit 10.23 to our Report on Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.38*	Second Amended and Restated Credit Agreement, dated as of February 19, 2004, by and among Prentiss Properties Acquisition Partners, L.P., Bank One, NA, Bank of America, N.A., Dresdner Bank AG, Commerzbank AG, Societe Generale Southwest Agency and the lenders named therein.

10.39	Loan Agreement, dated as of June 30, 1999, by and between Prentiss Properties Acquisition Partners, L.P. and Robert K. Wiberg (filed as Exhibit 10.30 to our Report on Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.40	Loan Agreement, dated as of June 30, 1999, by and between Prentiss Properties Acquisition Partners, L.P. and Lawrence Krueger (filed as Exhibit 10.31 to our Report on Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.41	Loan Agreement, dated as of June 30, 1999, by and between Prentiss Properties Acquisition Partners, L.P. and Michael A. Ernst (filed as Exhibit 10.32 to our Report on Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.42	Loan Agreement, dated as of June 30, 1999, by and between Prentiss Properties Acquisition Partners, L.P. and Christopher M. Hipps (filed as Exhibit 10.33 to our Report on Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.43	Loan Agreement, dated as of June 30, 1999, by and between Prentiss Properties Acquisition Partners, L.P. and Daniel Cushing (filed as Exhibit 10.34 to our Report on Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.44	Promissory Note, dated as of June 1, 1999, by and between Prentiss Properties Limited, Inc. and Christopher M. Hipps (filed as Exhibit 10.35 to our Report on Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.45	Promissory Note, dated as of January 1, 2002, by and between Prentiss Properties Limited, Inc. and Daniel Cushing (filed as Exhibit 10.36 to our Report on Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.46	Promissory Note, dated as of June 14, 2002, by and among Prentiss Properties Limited, Inc. and Daniel Cushing. (filed as Exhibit 10.45 to our Report on Form 10-K, filed March 28, 2003, File No. 001-14516, and incorporated by reference herein).

10.47	Purchase Agreement, dated February 25, 2002, by and among Prentiss Properties Trust, Prentiss Properties Acquisition Partners, L.P., Prentiss Properties I, Inc. and Salomon Smith

Barney Inc. (filed as Exhibit 10.38 to our Report on Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.48	Registration Rights Agreement, dated February 25, 2002, by and among Prentiss Properties Trust and Salomon Smith Barney Inc. (filed as Exhibit 10.39 to our Report on Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.49	Sales Agreement between us and Brinson Patrick Securities Corporation, dated June 10, 2002 (filed as Exhibit 1.1 to our Post Effective Amendment No. 2 to Form S-3, File No. 333-49433, filed on July 26, 2002).

10.50*	Amended and Restated Limited Partnership Agreement of Prentiss Office Investors, L.P., dated January 29, 2004.

21.1*	List of Subsidiaries.

23.1*	Consent of PricewaterhouseCoopers LLP.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(b)	Reports on Form 8-K

On October 15, 2003, we furnished to the Securities and Exchange Commission a Current Report on Form 8-K. The Current Report on Form 8-K relates to our earnings release for the quarter ended September 30, 2003.

PRENTISS PROPERTIES TRUST

REPORT OF INDEPENDENT AUDITORS

To the Board of Trustees and Shareholders

of Prentiss Properties Trust:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Prentiss Properties Trust and its subsidiaries (the “Company”) at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note (2) to the consolidated financial statements, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective January 1, 2003, the Company adopted the provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure” and effective July 1, 2003, the Company adopted the provisions of Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

March 10, 2004

PRENTISS PROPERTIES TRUST

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2003	2002
ASSETS
Operating real estate:
Land	$325,623	$300,460
Buildings and improvements	1,727,056	1,631,568
Less: accumulated depreciation	(210,944)	(178,792)

	1,841,735	1,753,236
Construction in progress	—	41,352
Land held for development	47,202	65,377
Deferred charges and other assets, net	207,795	169,373
Notes receivable	15,904	13,354
Accounts receivable, net	47,412	39,024
Cash and cash equivalents	5,945	5,080
Escrowed cash	11,913	10,483
Investments in securities and insurance contracts	2,579	3,927
Investments in joint ventures and unconsolidated subsidiaries	14,215	21,083
Interest rate hedges	1,768	—

Total assets	$2,196,468	$2,122,289

LIABILITIES AND SHAREHOLDERS’ EQUITY
Mortgages and notes payable	$1,029,035	$1,011,027
Interest rate hedges	9,842	16,776
Accounts payable and other liabilities	81,741	79,626
Mandatorily redeemable preferred units	10,000	—
Other payables (affiliates)	—	7,355
Distributions payable	28,986	26,947

Total liabilities	1,159,604	1,141,731

Minority interest in operating partnership	123,058	133,649

Minority interest in real estate partnerships	1,565	2,676

Commitments and contingencies

Preferred shares $.01 par value, 20,000,000 shares authorized, 3,773,585 shares issued and outstanding	100,000	100,000
Common shares $.01 par value, 100,000,000 shares authorized, 45,772,383 and 43,965,756 (includes 3,159,089 and 4,984,401 shares held in treasury) shares issued and outstanding at December 31, 2003 and 2002, respectively	458	439
Additional paid-in capital	942,644	882,897
Common shares in treasury at cost, 3,159,089 and 4,984,401 shares at December 31, 2003 and 2002, respectively	(78,000)	(118,476)
Unearned compensation	(2,176)	(1,479)
Accumulated other comprehensive income	(7,198)	(15,768)
Distributions in excess of earnings	(43,487)	(3,380)

Total shareholders’ equity	912,241	844,233

Total liabilities and shareholders’ equity	$2,196,468	$2,122,289

The accompanying notes are an integral part of these consolidated financial statements.

PRENTISS PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year Ended December 31,
	2003	2002	2001
Revenues:
Rental income	$339,541	$333,574	$314,516
Service business and other income	16,816	4,386	5,042

	356,357	337,960	319,558

Expenses:
Property operating and maintenance	88,305	82,893	70,787
Real estate taxes	34,276	38,420	36,343
General and administrative and personnel costs	10,988	10,361	10,396
Expenses of service business	10,513	—	—
Interest expense	69,814	67,081	64,472
Amortization of deferred financing costs	2,284	1,832	1,974
Depreciation and amortization	78,193	67,453	57,851

	294,373	268,040	241,823

Merger termination fee, net	—	—	17,000

Income from continuing operations before minority interests and equity in income of joint ventures and unconsolidated subsidiaries	61,984	69,920	94,735
Minority interests	(10,437)	(10,717)	(17,247)
Equity in income of joint ventures and unconsolidated subsidiaries	2,555	3,154	3,131

Income from continuing operations	54,102	62,357	80,619

Discontinued operations:
Income from discontinued operations	180	3,960	8,306
(Loss)/gain from disposition of discontinued operations	(4,457)	8,430	—
Minority interests related to discontinued operations	157	(466)	(354)

	(4,120)	11,924	7,952

Income before gain on sale of properties and impairment loss of real estate	49,982	74,281	88,571
Gain on sale of properties including land	9,435	—	18,660
Impairment loss on real estate	—	—	(4,765)

Net income	$59,417	$74,281	$102,466
Preferred dividends	(8,452)	(8,358)	(7,887)

Net income applicable to common shareholders	$50,965	$65,923	$94,579

Basic earnings per common share:
Income from continuing operations applicable to common shareholders	$1.37	$1.41	$2.36
Discontinued operations	$(0.10)	$0.31	$0.21

Net income applicable to common shareholders—basic	$1.27	$1.72	$2.57

Weighted average number of common shares outstanding—basic	40,068	38,409	36,736

Diluted earnings per common share:
Income from continuing operations applicable to common shareholders	$1.37	$1.40	$2.31
Discontinued operations	$(0.10)	$0.31	$0.20

Net income applicable to common shareholders—diluted	$1.27	$1.71	$2.51

Weighted average number of common shares and common share equivalents—outstandingdiluted	40,270	38,649	40,849

The accompanying notes are an integral part of these consolidated financial statements.

PRENTISS PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF CHANGES IN

SHAREHOLDERS’ EQUITY

For the Three Years Ending December 31, 2003

(dollars in thousands, except per share data)

	Total	Preferred shares	Common shares	Additional paid-in capital	Common shares in treasury	Unearned compensation	Accumulated other comprehensive income	(Distributions in excess of earnings)/ retained earnings
Balance at December 31, 2000	$806,264	$100,000	$407	$802,818	$(92,636)	$(3,186)		$(1,139)
Issuance of 1,329,383 common shares	28,294		13	28,281
Restricted share grants (89,700 common shares)	784		1	2,215		(1,432)
Amortization of share grants	1,810					1,810
Share grants forfeited (12,244 shares)	—				(252)	252
Purchase of 974,394 treasury shares	(25,340)				(25,340)
Distributions declared ($2.09 per common share)	(76,936)							(76,936)
Preferred distributions declared ($2.09 per preferred share)	(7,887)							(7,887)
Unrealized gain on inv. in securities	366						$366
Unrealized loss on interest rate hedges:
Cumulative transition adjustment	(2,513)						(2,513)
Unrealized loss for the period	(7,977)						(7,977)
Reclassification adjustment for loss included in earnings	469						469
Net income	102,466							102,466

Balance at December 31, 2001	819,800	100,000	421	833,314	(118,228)	(2,556)	(9,655)	16,504
Issuance of 1,828,260 common shares	46,459		18	46,441
Restricted share grants (30,600 common shares)	—			859		(859)
Amortization of share grants	1,632					1,632
Share grants forfeited (12,777 shares)	—				(304)	304
Purchase of 494,365 treasury shares	(14,196)				(14,196)
Issuance of common shares in treasury (613,750 common shares)	16,535			2,283	14,252
Distributions declared ($2.22 per common share)	(85,807)							(85,807)
Preferred distributions declared ($2.22 per preferred share)	(8,358)							(8,358)
Unrealized loss on inv. in securities	(104)						(104)
Unrealized loss on interest rate hedges:
Unrealized loss for the period	(6,587)						(6,587)
Reclassification adjustment for loss included in earnings	578						578
Net Income	74,281							74,281

Balance at December 31, 2002	844,233	100,000	439	882,897	(118,476)	(1,479)	(15,768)	(3,380)
Issuance of 1,713,377 common shares	45,489		18	45,471
Restricted share grants (93,250 common shares)	—		1	2,432		(2,433)
Amortization of share grants	1,736					1,736
Common shares in deferred comp. plan	(2,150)			16	(2,166)
Purchase of 391,641 treasury shares	(12,098)				(12,098)
Issuance of common shares in treasury (2,300,000 common shares)	66,470			11,730	54,740
Distributions declared ($2.24 per common share)	(91,071)							(91,071)
Preferred distributions declared ($2.24 per preferred share)	(8,453)							(8,453)
Unrealized loss on inv. in securities	(83)						(83)
Share options expensed	98			98
Unrealized gain on interest rate hedges:
Unrealized gain for the period	8,390						8,390
Reclassification adjustment for loss included in earnings	263						263
Net income	59,417							59,417

Balance at December 31, 2003	$912,241	$100,000	$458	$942,644	$(78,000)	$(2,176)	$(7,198)	$(43,487)

The accompanying notes are an integral part of these consolidated financial statements.

PRENTISS PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

	Year Ended December 31,
	2003	2002	2001
Net income	$59,417	$74,281	$102,466

Unrealized gains and losses on securities:
Unrealized (losses)/gains arising during the period	(83)	(104)	366
Unrealized gains/(losses) on interest rate hedges:
Cumulative transition adjustment	—	—	(2,513)
Unrealized gains/(losses) arising during the period	8,390	(6,587)	(7,977)
Reclassification adjustment for losses included in earnings	263	578	469

Other comprehensive income	8,570	(6,113)	(9,655)

Comprehensive income	$67,987	$68,168	$92,811

The accompanying notes are an integral part of these consolidated financial statements.

PRENTISS PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year Ended December 31,
	2003	2002	2001
Cash Flows from Operating Activities:
Net income	$59,417	$74,281	$102,466
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interests	10,280	11,183	17,601
Gain on sale of real estate, net of losses	(4,978)	(8,430)	(18,660)
Loss on impairment of real estate	1,792	2,855	4,765
Provision for doubtful accounts	2,274	4,626	(418)
Depreciation and amortization	80,256	73,457	64,268
Amortization of deferred financing costs	2,284	1,832	1,974
Earnings in excess of distributions from joint ventures and unconsolidated subsidiaries	—	(162)	—
Non-cash compensation	2,687	1,757	1,934
Reclassification of accumulated other comprehensive income	263	578	469
Gain on derivative financial instrument	(312)	(301)	—
Changes in assets and liabilities:
Deferred charges and other assets	(2,434)	(3,585)	2,547
Accounts receivables	(10,030)	(3,279)	(6,657)
Escrowed cash	(1,430)	3,191	10,512
Other payables/receivables (affiliates)	—	2,971	(821)
Accounts payable and other liabilities	(6,444)	(363)	(19,556)

Net cash provided by operating activities	133,625	160,611	160,424

Cash Flows from Investing Activities:
Development/redevelopment of real estate	(11,002)	(26,294)	(89,492)
Purchase of real estate	(181,706)	(113,985)	(132,058)
Purchase of mortgage loan	—	(47,000)	—
Capitalized expenditures for in-service properties	(35,236)	(27,187)	(27,369)
Proceeds from the sale of real estate	85,116	54,631	196,854
Distributions in excess of earnings of joint ventures and unconsolidated subsidiaries	315	—	2,609
Investment in joint ventures and unconsolidated subsidiaries	—	—	(1,438)
Purchase of interest in Prentiss Properties Resources, Inc.	(67)	—	—
Cash from consolidation of Prentiss Properties Resources, Inc.	461	—	—
Investments in securities and insurance contracts	(185)	(670)	(1,960)

Net cash used in investing activities	(142,304)	(160,505)	(52,854)

Cash Flows from Financing Activities:
Net proceeds from sale of common shares	100,801	52,558	10,150
Purchase of treasury shares	—	(2,472)	(10,007)
Redemption of preferred units	—	(50,535)	—
Capital contribution from consolidated joint ventures	190	1,488	—
Distributions paid to limited partners	(3,347)	(3,320)	(3,400)
Distributions paid to common shareholders	(89,020)	(83,776)	(74,873)
Distributions paid to preferred shareholders	(8,452)	(8,264)	(7,699)
Distributions paid to preferred unitholders	(8,636)	(9,843)	(12,985)
Payment for early extinguishment of debt	—	—	(50)
Proceeds from mortgages and notes payable	566,685	559,800	480,125
Repayments of mortgages and notes payable	(548,677)	(456,507)	(488,438)

Net cash provided by/(used in) financing activities	9,544	(871)	(107,177)

Net change in cash and cash equivalents	865	(765)	393
Cash and cash equivalents, beginning of year	5,080	5,845	5,452

Cash and cash equivalents, end of period	$5,945	$5,080	$5,845
Supplemental Cash Flow Information:
Cash paid for interest	$69,094	$68,753	$68,822

The accompanying notes are an integral part of these consolidated financial statements.

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(1)	The Organization and 2003 Transactions

Organization

We are a self-administered and self-managed Maryland REIT that acquires, owns, manages, leases, develops and builds primarily office properties throughout the United States. We are self-administered in that we provide our own administrative services, such as accounting, tax and legal, through our own employees. We are self-managed in that we provide all the management and maintenance services that our properties require through our own employees, such as, property managers, leasing professionals and engineers. We operate principally through our operating partnership, Prentiss Properties Acquisition Partners, L.P., and its subsidiaries, and two management service companies, Prentiss Properties Resources, Inc. and its subsidiaries and Prentiss Properties Management, L.P. The ownership of the operating partnership was as follows at December 31, 2003 and 2002:

2003 (units in thousands)	Common Units	%	Series D Convertible Preferred Units	%	Series B Preferred Units	%	Series E Preferred Units	%
Prentiss Properties Trust	42,696	96.66%	3,774	100.00%	—	0.00%	—	0.00%
Third parties	1,475	3.34%	—	0.00%	1,900	100.00%	200	100.00%

Total	44,171	100.00%	3,774	100.00%	1,900	100.00%	200	100.00%

2002 (units in thousands)	Common Units	%	Series D Convertible Preferred Units	%	Series B Preferred Units	%	Series E Preferred Units	%
Prentiss Properties Trust	38,981	96.29%	3,774	100.00%	—	0.00%	—	0.00%
Third parties	1,501	3.71%	—	0.00%	1,900	100.00%	200	100.00%

Total	40,482	100.00%	3,774	100.00%	1,900	100.00%	200	100.00%

Our primary business is the ownership and operation of office and industrial properties throughout the United States. Our organization which includes approximately 475 employees consists of a corporate office located in Dallas, Texas and five regional offices each of which operates under the guidance of a member of our senior management team. The following are the 11 markets in which our properties are located with the first market being the location of each regional office:

Region	Market
Mid-Atlantic	Metropolitan Washington, DC
Midwest	Chicago, Suburban Detroit
Southwest	Dallas/Fort Worth, Austin, Denver, Houston
Northern California	Oakland, Sacramento
Southern California	San Diego, Los Angeles

As of December 31, 2003, we owned interests in a diversified portfolio of 137 primarily suburban Class A office and suburban industrial properties as follows:

	Number of Buildings	Net Rentable Square Feet
		(in thousands)
Office properties	106	15,468
Industrial properties	31	2,294

Total	137	17,762

In addition to managing properties that we own, we manage approximately 11.0 million net rentable square feet in office, industrial and other properties for third parties.

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

We have determined that our reportable segments are those that are based on our method of internal reporting, which disaggregates our business based upon our five geographic regions. In April 2001, we completed and asset exchange with Brandywine Realty Trust, which included the sale of all of the properties comprising our Northeast Region, and as a result, subsequent to April 2001, we no longer had operations in the Northeast Region. As of December 31, 2003, our reportable segments include (1) Mid-Atlantic; (2) Midwest; (3) Southwest; (4) Northern California; and (5) Southern California.

2003 Transactions

Acquisitions

During the year ended December 31, 2003, we acquired 11 office buildings totaling approximately 1.1 million net rentable square feet and sold 11 office buildings containing approximately 983,000 net rentable square feet as detailed below.

Acquired Properties	Segment	Market	Month of Acquisition	Number of Buildings	Net Rentable Square Feet(1) (in thousands)	Acquisition Price(2) (in millions)
Park West C3	Southwest	Dallas/Ft. Worth	Feb. 2003	1	339	$28.1
410 Warrenville Road	Midwest	Chicago	May 2003	1	60	8.7
Corporate Lakes III	Midwest	Chicago	June 2003	1	124	22.6
2291 Wood Oak Drive	Mid-Atlantic	Metro. Wash., D.C.	Aug. 2003	1	228	52.2
Camino West Corporate Park	Southern Calif.	San Diego	Nov. 2003	1	54	8.9
Carlsbad Airport Plaza	Southern Calif.	San Diego	Nov. 2003	1	62	10.5
La Place Court	Southern Calif.	San Diego	Nov. 2003	2	81	13.6
Pacific Ridge Corporate Centre	Southern Calif.	San Diego	Nov. 2003	2	121	23.9
Pacific View Plaza	Southern Calif.	San Diego	Nov. 2003	1	52	10.2

				11	1,121	$178.7

(1)	Net rentable square feet defines the area of a property for which a tenant is required to pay rent, which includes the actual rentable area plus a portion of the common areas of the property allocated to a tenant.

(2)	The acquisitions were funded with proceeds from our revolving credit facility, property sales as described below and proceeds generated from the sale of common shares as described below.

On December 5, 2003, we acquired a parcel of land located adjacent to one of our Northern California properties for gross proceeds of approximately $6.1 million. The acquisition was funded with proceeds from a land sale discussed in the dispositions section below.

Dispositions

Properties Sold	Segment	Market	Month of Disposition	Number of Buildings	Net Rentable Square Feet (in thousands)	Gross Proceeds(1) (in millions)
11811 North Freeway	Southwest	Houston	June 2003	1	156	$4.5
Westheimer Central Plaza	Southwest	Houston	June 2003	1	183	11.5
Cumberland Office Park(2)	Mid-Atlantic	Atlanta	July 2003	9	644	40.1

				11	983	$56.1

(1)	We recognized a $4.5 million loss on the sale of the properties. Proceeds from the property sales were used to repay a portion of the outstanding borrowings under our revolving credit facility and to fund acquisitions as described above.

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(2)	Prior to the disposition of the Cumberland Office Park, we recorded an impairment loss of $1.8 million during 2003 representing the difference between the carrying amount and the fair value of the buildings, less cost to sell.

On March 28, 2003, we sold to an unrelated third party a 9.2 acre parcel of land located in the Sacramento, California area. The land was classified as land held for development on our consolidated balance sheet. The sale resulted in net proceeds of approximately $2.4 million and a gain on sale of $1.1 million. The proceeds from the sale were originally placed in an escrow account pending a 1031 exchange for tax purposes. The proceeds were later used in the May 2003 acquisition of the 410 Warrenville Road property.

On May 28, 2003, we completed with an unrelated third party a sale/exchange of our interest in a 1.5 acre parcel of land located adjacent to one of our Chicago office properties. In the transaction, we exchanged our ownership interest in the land for $1.0 million cash and upon completion of the parking garage to be constructed on the site, we will receive structured parking stalls valued at $3.2 million. The parking stalls will be used by tenants within our office property. The land was classified as land held for development on our consolidated balance sheet. We recognized a gain on sale from the transaction of $778,000. Proceeds from the transaction were used to repay a portion of the outstanding borrowings under our revolving credit facility.

On December 4, 2003, we sold to an unrelated third party a 2.5 acre parcel of land adjacent to one of our Northern California properties. The land was classified as land held for development on our consolidated balance sheet. The sale resulted in gross proceeds of approximately $31.5 million, and a gain on sale of $7.5 million. Of the $31.5 million in gross proceeds, $2.5 million was recorded as a note receivable on our consolidated balance sheet, $2.8 was placed in an escrow account pending a possible 1031 exchange for tax purposes, $6.1 million was used to purchase a parcel of land as described above, and the balance was used to repay a portion of the outstanding borrowings under our revolving credit facility.

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective for financial statements issued for fiscal years beginning after December 15, 2001, income and gain/(loss) for real estate properties sold and real estate properties held for sale are to be reflected in the consolidated statements of income as discontinued operations. Below is a summary of our combined results of operations from the properties disposed of or held for sale and included in discontinued operations during the periods presented. The summary includes the results of operations before gain/(loss) from disposition of discontinued operations for the three years ended December 31, 2003.

Discontinued Operations

	Year Ended December 31,
(in thousands)	2003	2002	2001
Rental income	$8,341	$22,680	$24,861

Property revenues	8,341	22,680	24,861

Property operating and maintenance	3,670	7,818	8,126
Real estate taxes	636	2,043	2,012
Depreciation and amortization	2,063	6,004	6,417

Property expenses	6,369	15,865	16,555

Loss on impairment of real estate	(1,792)	(2,855)	—

Income from discontinued operations	$180	$3,960	$8,306

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

Development

During the year ended December 31, 2003, we transitioned two office properties containing in the aggregate 222,000 net rentable square feet from development into operations. The properties include one office property containing 40,000 net rentable square feet in the Carlsbad California area and one office property containing 182,000 net rentable square feet in the Northern Virginia area. The December 31, 2002 carrying amount of these development projects which totaled $41.4 million was reclassified on our consolidated balance sheet to land, building and improvements and deferred charges and other assets, net in the amounts $5.7 million, $31.5 million and $4.2 million, respectively.

Financing

On January 30, 2003, we completed a loan modification with Farm Bureau Life Insurance Company for the purpose of swapping the collateral underlying the loan. The purpose of the modification was to provide us flexibility with respect to hold/sell decisions for the underlying collateral. At the time of the modification, the in-place loan had an outstanding balance of approximately $5.6 million, an interest rate of 8.38% and a maturity of August 1, 2006. Per the modification, we received an additional $1.6 million of cash borrowings resulting in a modified principal balance of $7.2 million. The loan as modified has an interest rate of 7.75% per annum and a maturity date of January 1, 2007. The additional proceeds were used to repay a portion of the outstanding borrowings under our revolving credit facility.

On May 22, 2003, we completed a $100.0 million, 5-year unsecured term loan with a group of lenders headed by Eurohypo AG, as Administrative Agent. The loan requires interest only payments until maturity. Currently, interest is computed using a rate equal to 30-day LIBOR plus 137.5 basis points. Based on overall leverage, the spread over 30-day LIBOR can fluctuate between 112.5 basis point and 162.5 basis points. The proceeds were used to repay a portion of the outstanding borrowings under our revolving credit facility.

On July 16, 2003, we completed a loan modification with Eurohypo AG for the purpose of converting a $14.1 million loan from a collateralized obligation to an unsecured obligation. The terms of the loan which include fixed rate interest equal to 7.46% per annum and a maturity of July 15, 2009 remain unchanged.

On November 3, 2003, using proceeds from our revolving credit facility, we repaid two mortgage loans totaling in the aggregate $25.8 million. The loans totaling $2.7 million and $23.1 million had fixed interest rates of 8.63% and 7.84% per annum and were scheduled to mature on December 1, 2003 and February 1, 2004, respectively.

On November 10, 2003, we negotiated an interest rate reduction on the $72.1 million mortgage collateralized by our Burnett Plaza property in Fort Worth, Texas. The interest rate was reduced from 30-day LIBOR plus 215 basis points to 30-day LIBOR plus 150 basis points. In exchange for the pricing reduction, we agreed to pay the principal balance of the loan down by $6.1 million, to $66.0 million and agreed to a one year prepayment lockout from the date of the amendment. The paydown was funded with proceeds from our revolving credit facility. The other terms of the loan which included interest only payments until maturity and a maturity date of July 9, 2005 remain unchanged.

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

During the year ended December 31, 2003, we completed three swap agreements as detailed below:

Notional Amount	Swap Rate Paid (Fixed)	Swap Rate Received (Variable) at December 31, 2003	Effective Date	Maturity Date
$ 50 million	2.270%	1.120%	August 2003	August 2007
$ 25 million	2.277%	1.120%	August 2003	August 2007
$ 30 million	3.857%	1.120%	October 2004	September 2008
Total

Beginning on the effective date, each swap effectively locks in our cost of funds at the swap rate paid (before the spread over LIBOR) on variable rate borrowings in amounts equal to the respective notional amounts above.

Equity

During the year ended December 31, 2003, 4,106,627 common shares of beneficial interest, par value $.01, were issued. The table below details the common shares issued during the period, common shares placed in treasury during the period and the common shares outstanding at December 31, 2003:

Common shares outstanding at December 31, 2002	38,981,355
Common shares issued:
Equity offering(1)	2,300,000
Dividend Reinvestment and Share Purchase Plan(2)	361,687
Dribble Plan(3)	544,100
Share options exercised	745,558
1996 Share Incentive Plan	93,250
Employees’ Share Purchase Plan	32,065
Conversion of operating partnership units	25,667
Trustees’ Share Incentive Plan	4,300

4,106,627
Less common shares placed in treasury:
Common shares surrendered in connection with share options exercised	(391,641)
Common shares held pursuant to our Key Employee Share Option Plan	(83,047)

Common shares outstanding at December 31, 2003	42,613,294

(1)	During the month of August 2003, we completed the sale of 2.3 million common shares, which included 300,000 common shares to cover the underwriters’ over-allotment option, at $28.90 per share, net of underwriting discounts. After deducting underwriting discounts and commissions, we received net proceeds of approximately $66.5 million. The net proceeds of the sale of the common shares were contributed to the operating partnership in exchange for common units of limited partnership interest in the operating partnership. Initially, proceeds from the offering were used to repay a portion of our outstanding borrowings under our revolving credit facility. Subsequently, we used a portion of the proceeds to acquire the 2291 Wood Oak Drive building described above.

(2)	We have a Dividend Reinvestment and Share Purchase Plan which allows investors an option to purchase common shares by making optional cash investments of $100 to $5,000 in a given month for current shareholders or $500 to $5,000 for persons who are not current shareholders. The plan also allows shareholders to purchase our common shares by reinvesting all or a portion of cash dividends received on

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

our common or preferred shares. Purchases of greater than $5,000 can be accomplished by us granting a waiver to the $5,000 limit. During the year ended December 31, 2003, pursuant to our Dividend Reinvestment and Share Purchase Plan, we issued 361,687 common shares resulting in net proceeds of $11.1 million. The proceeds were used to repay a portion of the outstanding borrowings under our revolving credit facility.

(3)	On June 10, 2002, we entered into a securities sales agreement with Brinson Patrick Securities Corporation which we refer to as the Dribble Plan. Under the Dribble Plan we may sell, with Brinson Patrick acting as our sales agent, up to 3,000,000 of our common shares at the then market price directly to the public. During the year ended December 31, 2003, we issued 544,100 common shares through the Dribble Plan resulting in net proceeds of $17.1 million. The proceeds were used to repay a portion of the outstanding borrowings under our revolving credit facility.

(2)	Summary of Significant Accounting Policies

Principles of Consolidation

Currently, we consolidate all subsidiaries that we control and we define control as the ownership of a majority of the voting interest of a subsidiary. Our consolidated financial statements include the accounts of Prentiss Properties Trust, our operating partnership and other consolidated subsidiaries. All significant inter-company balances and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to current year presentation with no impact on previously reported net income or shareholders’ equity.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” In December 2003, the Financial Standards Board issued a revision to FASB Interpretation No. 46, FASB Interpretation No. 46(R). The Interpretation, as revised, requires consolidation of an entity by an enterprise if that enterprise will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur, or both. An entity subject to this Interpretation is called a variable interest entity. The disclosure provisions of this Interpretation, as revised, are effective for financial statements issued after December 31, 2003. Per this Interpretation, as revised, a public entity that is not a small business issuer with a variable interest entity to which the provisions of the Interpretation have not been applied as of December 24, 2003, shall apply this Interpretation no later than the end of the first reporting period that ends after March 15, 2004. However, prior to the required application of this Interpretation, a public entity that is not a small business issuer shall apply this Interpretation to those entities that are considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003.

At December 31, 2002, our operating partnership held a 98% non-voting interest in Prentiss Properties Resources, Inc. which we accounted for using the equity method of accounting.

Effective January 1, 2003, we acquired the remaining outstanding interest in Prentiss Properties Resources, Inc. for consideration of approximately $67,000. As a result of this transaction, effective January 1, 2003, the accounts of Prentiss Properties Resources, Inc. are consolidated with and into the accounts of our operating partnership. Had this transaction not occurred, Prentiss Properties Resources, Inc. would have been subject to consolidation as prescribed in the revised Interpretation.

Real Estate

We allocate the purchase price of properties acquired to tangible and identified intangible assets acquired based on their fair values in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.” These fair values are derived as follows:

We record above-market and below-market in-place lease values for acquired properties based on the present value (using a market interest rate which reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

cancellable term of the lease for above-market leases and the initial term plus the term of the fixed rate renewal option, if any for below-market leases. We perform this analysis on a lease (tenant) by lease (tenant) basis. The capitalized above-market lease values are amortized as a reduction to rental income over the remaining non-cancellable terms of the respective leases. The capitalized below-market lease values are amortized as an increase to rental income over the initial term plus the term of the fixed rate renewal option, if any, of the respective leases.

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

Statement No. 141 is effective for business combinations for which the date of acquisition is July 1, 2001, or later. Based on estimates of the fair value of the components of each real estate property acquired between July 1, 2001 and December 31, 2003, we allocated the purchase price as follows:

	Year Ended December 31,
(in thousands)	2003	2002	2001
Land	$33,173	$10,201	$3,000
Buildings and improvements	$107,506	$131,424	$15,221
Tenant Improvements and leasing commissions	$28,159	$21,425	$—
Above/(below) market lease value	$2,408	$(2,423)	$—
In-place lease value at market	$7,425	$—	$—

We classify real estate properties, leasehold improvements and land holdings as long-lived assets held for sale or long-lived assets to be held and used. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we record assets held for sale at the lower of the carrying amount or fair value, less cost to sell. With respect to assets classified as held and used, we periodically review these assets to determine whether our carrying amount will be recovered. All of our long-lived assets were classified as held and used at December 31, 2003. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. We recognize an impairment loss to the extent the carrying amount is not recoverable. The impairment loss is the amount by which the carrying amount exceeds the fair value.

As discussed above, we depreciate our buildings and improvements using the straight-line method over an estimated useful life of 30 to 40 years for office buildings and 25 to 30 years for industrial buildings. Interest expense and other directly related expenses incurred during construction periods are capitalized and depreciated commencing with the date the building is placed in service, on the same basis as the related asset. For the years ended December 31, 2003, 2002 and 2001, capitalized interest costs totaled $ 416,000, $3.4 million and $5.2 million, respectively.

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

Expenditures for repairs and maintenance are charged to operations as incurred. Significant betterments are capitalized and depreciated over their estimated useful life. The cost and related accumulated depreciation for assets sold or retired are removed from the accounts with the resulting gain or loss reflected in net income for the period.

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

Investments in Securities

Investments in securities consist of investments in marketable securities held pursuant to our Key Employee Share Option Plan. We account for our investments in securities as “available for sale” in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Any decline in market value that is deemed to be other than temporary is recognized as a realized loss in the determination of net income for the period. No such realized loss has been recognized to date. Any change in the market value of the investments which is deemed temporary is included as an unrealized gain or loss in accumulated other comprehensive income on our consolidated balance sheet. At December 31, 2003, we have an accumulated unrealized gain of approximately $179,000 from our investments in securities. The unrealized gain is presented in accumulated other comprehensive income in our consolidated statement of changes in shareholders’ equity.

Investment in Insurance Contracts

Investments in insurance contracts consist of investments held pursuant to our Executive Choice Deferred Compensation Plan as described in Note (16). We account for our investments in insurance contracts at the cash surrender value of the contracts at each balance sheet date in accordance with FASB Technical Bulletin No. 85-4, “Accounting for Purchase of Life Insurance.”

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

Investments in Joint Ventures and Unconsolidated Subsidiaries

As of December 31, 2003, we have investments in joint ventures which we account for using the equity method of accounting including (i) our 50% interest in Broadmoor Austin Associates; (ii) and our 25% interest in Tysons International Partners.

We have a non-controlling interest in these investments and account for our interest using the equity method of accounting, thus, we report our share of income and losses based on our ownership interest in the respective entities. At December 31, 2003, we classify our interest in subsidiaries as non-controlling when we hold less than a majority of the entities’ outstanding voting stock. Any decline in market value that is deemed to be other than temporary is recognized as an impairment in equity in income of joint ventures and unconsolidated subsidiaries. Any excess of carrying amount of our non-controlling interests over the book value of the underlying equity is amortized over 40 years from the date of purchase. For the three years ended December 31, 2003, we recognized amortization expense totaling approximately $254,000 per year.

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

Service business fees and other income items received are recognized as earned. Leasing fees are generally recognized upon tenant occupancy of the leased premises unless such fees are irrevocably due and payable upon lease execution, in which case recognition occurs on the lease execution date.

Mandatorily Redeemable Preferred Units

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which defines a mandatorily redeemable financial instrument as a financial instrument issued in the form of shares which embodies an unconditional obligation requiring the issuer to redeem the instrument by transferring its assets at a specified or determinable date or upon an event certain to occur. Due to the redemption provisions of our Series E Preferred Units, in accordance with Statement No. 150 we classified our Series E Preferred Units as mandatorily redeemable and thus a liability on our consolidated balance sheet at December 31, 2003.

Distributions

We pay regular quarterly distributions to the holders of our outstanding common shares. These distributions are dependent on distributions from our operating partnership. The holders of our Series D Convertible Preferred Shares receive a quarterly dividend per share equal to the per share distribution paid on our common shares.

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

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

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include such items as purchase price allocation for real estate acquisitions, impairment of long-lived assets, depreciation and amortization and allowance for doubtful accounts. Actual results could differ from our estimates.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosures about the fair value of financial instruments whether or not such instruments are recognizable in the balance sheet. Our financial instruments include receivables, cash and cash equivalents, escrowed cash, investments in securities, accounts payable, other accrued expenses, mortgages and notes payable and interest rate hedge agreements. The fair values of these financial instruments, other than the fixed rate mortgages and notes payable, are not materially different from their carrying or contract amounts. We estimate the fair value of our consolidated fixed rate mortgages and notes payable to exceed the carrying amount by $67.5 million at December 31, 2003.

Fair Value of Derivative Instruments

Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted, beginning January 1, 2001, establishes accounting and reporting standards for derivative instruments. Specifically it requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Changes in fair value will affect either shareholders’ equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes.

During 2003, we recorded an increase in the fair value of our derivatives of $8.7 million. The increase of fair value was recorded as a credit of $8.4 million to other comprehensive income, and a gain in current period earnings of approximately $312,000.

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

On December 31, 2003, our derivative financial instruments were reported at their fair value as a liability of $9.8 million and an asset of $1.8 million. Of the net liability, $7.4 million represents an unrealized net loss and is presented in accumulated other comprehensive income in our consolidated statement of changes in shareholders’ equity.

Earnings Per Share

We calculate earnings per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share,” which requires a dual presentation of basic and diluted earnings per share on the face of the income statement. Additionally, the statement requires a reconciliation of the numerator and denominator used in computing basic and diluted earnings per share. The table below presents a reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share for the years ended December 31, 2003, 2002 and 2001:

(in thousands, except per share data)	2003	2002	2001
Reconciliation of the numerator used for basic earnings per share
Income from continuing operations	$54,102	$62,357	$80,619
Preferred dividends	(8,452)	(8,358)	(7,887)
Gain on sale of properties including land	9,435	—	18,660
Impairment loss on real estate	—	—	(4,765)

Income from continuing operations applicable to common shareholders	$55,085	$53,999	$86,627
Discontinued operations	(4,120)	11,924	7,952

Net income applicable to common shareholders	$50,965	$65,923	$94,579
Reconciliation of the denominator used for basic earnings per share
Weighted average common shares outstanding	40,068	38,409	36,736

Basic earnings per share	$1.27	$1.72	$2.57

Reconciliation of the numerator used for dilutive earnings per share
Income from continuing operations	$54,102	$62,357	$80,619
Preferred dividends	(8,452)	(8,358)	—
Gain on sale of properties including land	9,435	—	18,660
Impairment loss on real estate	—	—	(4,765)

Income from continuing operations applicable to common shareholders	$55,085	$53,999	$94,514
Discontinued operations	(4,120)	11,924	7,952

	$50,965	$65,923	$102,466
Reconciliation of the denominator used for dilutive earnings per share
Weighted average common shares outstanding	40,068	38,409	36,736
Preferred shares (1)	—	—	3,774
Options	202	240	339

Weighted average common shares and common share equivalents outstanding	40,270	38,649	40,849

Diluted earnings per share	$1.27	$1.71	$2.51

(1)	Preferred shares for the year ended December 31, 2003 and 2002 are excluded from the denominator in calculating dilutive earnings per share as such shares were anti-dilutive for the periods; therefore, the numerator used in the calculation of dilutive earnings per share is net income applicable to common

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

shareholders for the years ended December 31, 2003 and 2002 as compared to the year ended December 31, 2001, for which the numerator is net income.

Accounting for Share-Based Compensation

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

Historically, we applied the intrinsic value based method of accounting as prescribed by APB Opinion 25 and related Interpretations in accounting for our share-based awards. Had we fully adopted Statements of Financial Accounting Standards No. 123, for awards issued prior to January 1, 2003, it would have changed our method for recognizing the cost of our plans. Had the compensation cost for our share-based compensation plans been determined consistent with Statement of Financial Accounting Standards No. 123, our net income and net income per common share for 2003, 2002, and 2001 would approximate the pro forma amounts below:

	(amounts in thousands, except per share data)
	As reported 12/31/03	Pro forma 12/31/03	As reported 12/31/02	Pro forma 12/31/02	As reported 12/31/01	Pro forma 12/31/01
SFAS No. 123 charge	$1,959	$2,237	$—	$2,155	$—	$2,446
APB 25 charge	$—	$—	$1,632	$—	$1,810	$—
Net income applicable to common shareholders	$50,965	$50,687	$65,923	$65,400	$94,579	$93,943
Net income per common share-basic	$1.27	$1.27	$1.72	$1.70	$2.57	$2.56
Net income per common share-diluted	$1.27	$1.26	$1.71	$1.69	$2.51	$2.49

The effects of applying Statement of Financial Accounting Standards No. 123 in this pro forma disclosure are not indicative of future amounts.

(3)	Deferred Charges and Other Assets, Net

Deferred charges and other assets consisted of the following at December 31, 2003 and 2002:

	(in thousands)
	2003	2002
Deferred leasing costs and tenant improvements	$276,926	$228,426
In-place lease values at market	7,425	—
Below market lease values	(15)	—
Deferred financing costs	14,870	14,526
Prepaids and other assets	8,920	6,478

	308,126	249,430
Less: accumulated amortization	(100,331)	(80,057)

	$207,795	$169,373

(4)	Notes Receivable

Our notes receivable balance of $15.9 million at December 31, 2003, results from the consummation of three separate real estate transactions and includes (1) an unsecured recourse promissory note totaling $9.0 million, maturing April 2, 2004, bearing interest at 9.22% per annum and requiring interest only payments until maturity, (2) a non-recourse promissory note totaling $4.4 million, collateralized by a real estate property sold, maturing March 1, 2005, bearing interest at 7.95% per annum and requiring interest only payments until maturity, and (3) a note representing a deferred purchase price of $2.7 million, which was discounted using an imputed interest rate of 10%. This note is to be paid in five installments during the year ending December 31, 2004.

(5)	Accounts Receivable, Net

Accounts receivable consisted of the following at December 31, 2003 and 2002:

	(in thousands)
	2003	2002
Rents and services	$12,322	$9,191
Accruable rental income	44,137	36,198
Other	939	1,347

	57,398	46,736
Less: allowance for doubtful accounts	(9,986)	(7,712)

	$47,412	$39,024

Accruable rental income represents rental income recognized on a straight-line basis in excess of rental revenue accrued in accordance with individual lease agreements.

On June 30, 1999, we loaned $4.2 million to various key employees as part of our long-term incentive plan to retain such employees. The funds were used to purchase common shares of the company in the open market. The loans are full recourse notes, which accrue interest quarterly at a fixed rate of 7.0% and have a term of five years. Interest payments are due quarterly. The loan balances are to be forgiven, contingent upon each key employees’ continued employment with us, in the following manner: one-third of the principal balance was forgiven at the end of the third year of the loan term, one-third was forgiven at the end of the fourth year of the loan term, and the remaining principal balance will be forgiven at the end of the fifth year of the loan term. The outstanding loan balance totaled approximately $205,000 and $781,000 at December 31, 2003 and 2002, respectively and is reflected in the other receivable balance presented in the table above.

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(6)	Investments in Joint Ventures and Unconsolidated Subsidiaries

The following information summarizes the financial position at December 31, 2003 and 2002 and the results of operations for the years ended December 31, 2003, 2002 and 2001 for the investments in which we held an interest during the periods presented:

Summary of Financial Position:

	Total Assets		Total Debt (8)		Total Equity		Company’s Investment
(in thousands)	Dec. 31, 2003	Dec. 31, 2002	Dec. 31, 2003	Dec. 31, 2002	Dec. 31, 2003	Dec. 31, 2002	Dec. 31, 2003	Dec. 31, 2002
Broadmoor Austin Associates(1)	$103,334	$108,929	$138,552	$144,698	$(35,991)	$(36,436)	$3,882	$3,914
Prentiss Properties Resources, Inc.(2)	—	12,406	—	—	—	6,463	—	6,299
Tysons International Partners(3)	95,186	94,873	59,914	60,628	34,213	33,161	9,226	9,763
Other Investments(4)	—	—	—	—	—	—	1,107	1,107

							$14,215	$21,083

Summary of Operations:

	Total Revenue			Net Income/(Loss)			Company’s Share of Net Income/(Loss)
(in thousands)	2003	2002	2001	2003	2002	2001	2003	2002	2001
Broadmoor Austin Associates	$20,093	$20,118	$19,849	$4,586	$4,295	$3,941	$2,293	$2,148	$1,971
Burnett Plaza Associates(5)	—	4,302	21,483	—	960	5,304	—	192	1,061
Lot 21 Associates, L.P(6)	—	—	130	—	—	—	—	—	—
PPS Partners LLC(7)		44	581	—	(13)	361	—	(10)	271
Prentiss Properties Limited, Inc.(2)	—	—	4,939	—	—	558	—	—	558
Prentiss Properties Resources, Inc.	—	14,075	11,667	—	664	(915)	—	651	(897)
Project 127 Partners, L.P(6)	—	—	76	—	—	(11)	—	—	(6)
Tysons International Partners	12,960	13,092	10,094	1,052	692	694	262	173	173

							$2,555	$3,154	$3,131

(1)	We own a 50% non-controlling interest in Broadmoor Austin Associates, an entity, which owns a seven-building, 1.1 million net rentable square foot office complex in Austin, Texas.
(2)	On March 28, 2001, Prentiss Properties Resources, Inc. was incorporated under the General Corporation Law of the State of Delaware to serve as a Taxable REIT Subsidiary and provide services to our operating partnership. On March 29, 2001, Prentiss Properties Resources, Inc. acquired our interest in Prentiss Properties Limited, Inc., valued at $3.9 million, along with certain other assets with a carrying amount of approximately $2.5 million. At December 31, 2002, our operating partnership held a 98% economic interest and 0% voting interest in Prentiss Properties Resources, Inc. Effective January 1, 2003, our operating partnership acquired the remaining 2% interest in Prentiss Properties Resources, Inc. for total consideration of approximately $67,000.
(3)	In April 2001, we acquired from Brandywine Realty Trust a 25% non-controlling interest in Tysons International Partners, an entity, which owns two office properties containing 452,000 net rentable square feet in the Northern Virginia area.
(4)	Represents a 1% investment in certain real estate entities that we account for using the cost method of accounting.
(5)	Prior to March 2002, we owned a 20% non-controlling interest in Burnett Plaza Associates, an entity, which owns a 1.0 million net rentable square foot office building in downtown Fort Worth, Texas. On March 7, 2002, we acquired the remaining 80% interest in Burnett Plaza Associates. The summary of operations above includes the results of operations for the periods prior to our acquisition of a controlling interest on March 7, 2002.
(6)	Prior to April 10, 2001, we owned a 60% non-controlling interest in two entities, each owning a separate office development project in the suburban Philadelphia area. The office projects were sold to Brandywine Realty Trust on April 10, 2001.
(7)	PPS Partners LLC was a joint venture between our operating partnership and a third-party property owner. The third-party property owner contributed property management contracts to PPS Partners LLC. Our operating partnership through a sub-management contract managed the properties and participated in the net income of the joint venture. Effective October 2001, our operating partnership resigned the management duties of the properties.
(8)	The mortgage debt, all of which is non-recourse, is collateralized by the individual real estate property or properties within each venture.

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(7)	Mortgages and Notes Payable

At December 31, 2003, we had mortgage and notes payable of $1.03 billion, excluding our proportionate share of debt from our investments in joint ventures.

The following table sets forth our mortgages and notes payable as of December 31, 2003 and 2002:

	(in thousands)
Description	2003	2002	Amortization	Interest Rate	Maturity
Collateralized term loan(1)	$70,813	$71,563	25 yr	LIBOR + 1.500%	September 30, 2004
Revolving credit facility	111,000	156,000	None	LIBOR + 1.500%	May 23, 2005
Unsecured term loan—Commerz	75,000	75,000	None	LIBOR + 1.500%	March 16, 2006
Unsecured term loan—Eurohypo I	100,000	—	None	LIBOR + 1.375%	May 22, 2008
Unsecured term loan—Eurohypo II	14,000	—	30 yr	7.46%	July 15, 2009
PPREFI portfolio loan(2)	180,100	180,100	None	7.58%	February 26, 2007
Mortgage notes payable(3)	478,122	528,364	(4)	(5)	(5)

	$1,029,035	$1,011,027

(1)	The term loan is collateralized by four properties with an aggregate net book value of real estate of $81.3 million.
(2)	The PPREFI portfolio loan is collateralized by 36 properties with an aggregate net book value of real estate of $242.9 million.
(3)	The mortgage loans are collateralized by 29 properties with an aggregate net book value of real estate of $628.1 million.
(4)	Excluding the $66.0 million financing of our Burnett Plaza property, which requires interest only payments until maturity, our mortgage notes have debt service requirements based on amortization terms ranging from 18 to 30 years.
(5)	Excluding the Burnett Plaza financing, which has an interest rate equal to LIBOR plus 150 basis points, the interest rates range from 6.63% to 8.05% with a weighted average interest rate of 7.35% at December 31, 2003. Maturity dates range from April 2005 through June 2013 with a weighted average maturity of 5.7 years from December 31, 2003.

Our future scheduled principal repayments on our mortgages and notes payable are as follows:

Years ending December 31:	(in thousands)
2004	$76,625
2005	215,873
2006	85,266
2007	192,786
2008	106,689
Thereafter	351,796

$1,029,035

Under our loan agreements, we are required to satisfy various affirmative and negative covenants, including limitations on total indebtedness, total collateralized indebtedness and cash distributions, as well as obligations to maintain certain minimum tangible net worth and certain minimum interest coverage ratios. We were in compliance with these covenants at December 31, 2003.

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

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

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

Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified to earnings. This reclassification is consistent with when the hedged items are recognized in earnings. Within the next twelve months, we expect to reclassify to earnings approximately $6.6 million of the current balance held in accumulated other comprehensive income.

The following table summarizes the notional values and fair values of our derivative financial instruments at December 31, 2003. The notional value provides an indication of the extent of our involvement in these instruments as of the balance sheet date, but does not represent exposure to credit, interest rate or market risks.

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

Notional Amount	Swap Rate Paid (Fixed)	Effective Fixed Rate	Swap Rate Received (Variable) at December 31, 2003	Swap Maturity	Fair Value
					(in thousands)
$ 50 million	6.253%	7.753%	1.120%	September 2004	$(1,877)
$ 60 million	6.248%	7.748%	1.120%	September 2004	(2,262)
$ 25 million	4.345%	5.845%	1.120%	July 2005	(997)
$ 15 million	4.345%	5.845%	1.120%	July 2005	(598)
$ 20 million	5.985%	7.485%	1.120%	March 2006	(1,642)
$ 30 million	5.990%	7.490%	1.120%	March 2006	(2,466)
$ 50 million	2.270%	3.645%	1.120%	August 2007	1,183
$ 25 million	2.277%	3.652%	1.120%	August 2007	585

Total					$(8,074)

Cash payments made under our interest rate hedges exceeded cash receipts from our interest rate hedges by $9.7 million, $8.2 million and $3.2 million for the years ended December 31, 2003, 2002, and 2001 respectively.

(9)	Accounts Payable and Other Liabilities

Accounts payable and other liabilities consisted of the following at December 31, 2003 and 2002:

	(in thousands)
	2003	2002
Accrued interest expense	$5,618	$5,400
Accrued real estate taxes	24,764	28,494
Advance rent and deposits	18,067	19,598
Deferred compensation liability	4,941	3,927
Other liabilities	28,351	22,207

	$81,741	$79,626

(10)	Distributions Payable

In December 2003, we declared a cash distribution for the fourth quarter of 2003 in the amount of $.56 per share, payable on January 9, 2004, to common shareholders of record on December 26, 2003. Additionally, it was determined that a distribution of $.56 per unit would be made to the partners of our operating partnership and the holders of our Series D Convertible Preferred Shares. The distributions totaled $26.8 million and were paid January 9, 2004.

In addition, quarterly distributions totaling $2.2 million in the aggregate were declared in December 2003, payable to the holders of our Series B Cumulative Redeemable Perpetual Preferred Units and our Series E Preferred Units. The distributions, which equate to an annualized 8.3% of the face amount of the Series B Cumulative Redeemable Perpetual Preferred Units and an annualized 7.5% of the face amount of the Series E Preferred Units, were paid on January 2, 2004 and January 15, 2004, respectively.

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(11)	Leasing Activities

Our future minimum lease payments to be received, under non-cancelable operating leases in place at December 31, 2003, which expire on various dates through 2022, are as follows:

Years ending December 31:	(in thousands)
2004	$285,992
2005	252,462
2006	220,981
2007	187,165
2008	146,680
Thereafter	345,974

$1,439,254

The geographic concentration of the future minimum lease payments to be received is detailed as follows:

Market	(in thousands)
Metro. Washington, DC	$350,157
Dallas/Fort Worth	319,972
Chicago	249,692
Oakland	157,708
San Diego	101,371
Austin	100,918
Denver	51,361
Sacramento	37,093
Suburban Detroit	25,748
Houston	25,748
Los Angeles	19,486

$1,439,254

For the years ended December 31, 2003 and December 31, 2002, no individual tenant accounted for more than 10% of our total rental income.

(12)	Supplemental Disclosure of Non-Cash Investing and Financing Activities

Distributions totaling $26.8 million payable to holders of common shares, operating partnership units and Series D Convertible Preferred Shares and distributions totaling $2.2 million payable to holders of our Series B Cumulative Redeemable Perpetual Preferred Units and Series E Preferred Units, were declared in December 2003. The distributions were paid in January 2004.

Pursuant to our long-term incentive plan, during the year ended December 31, 2003, we issued 93,250 restricted share grants to various key employees. The shares, which had a market value of approximately $2.4 million based upon the per share price on the date of grant, were classified as unearned compensation and recorded in the shareholders’ equity section of the consolidated balance sheet. The unearned compensation is amortized quarterly as compensation expense over the three-year vesting period.

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

During the year ended December 31, 2003, 25,667 common shares were issued pursuant to the conversion of 25,667 common units of our operating partnership. The common shares had a market value of approximately $772,000 on the conversion date.

During the year ended December 31, 2003, we marked-to-market our investments in securities and our interest rate hedges. During the year ended December 31, 2003, we recorded an unrealized loss of $83,000 and an unrealized gain of $8.4 million on our investments in securities and interest rate hedges, respectively.

During the year ended December 31, 2003, common shares in treasury decreased by $40.5 million, representing a decrease of $54.7 million related to the consummation of the private placement of 2.3 million common shares with Deutsche Bank, offset by an increase of $14.2 million related to non-cash activities including $12.1 million attributable to 391,641 common shares surrendered as payment of the exercise price and statutory tax withholdings for certain share options exercised during the period and $2.1 million, representing 83,047 common shares held pursuant to our Key Employee Share Option Plan.

On January 1, 2003, in connection with the consolidation of Prentiss Properties Resources, Inc. the following assets and liabilities were recorded in the consolidated balance sheet of the operating partnership.

(in thousands)	Dr./(Cr.)
Deferred charges and other assets, net	$933
Investment in securities	$423
Accounts receivable, net	$2,033
Investments in joint ventures and unconsolidated subsidiaries	$(5,905)
Accounts payable and other liabilities	$(6,097)
Other payables affiliates	$7,355
Minority interest in real estate partnership	$1,258

In connection with the acquisitions during the year ended December 31, 2003, we assumed liabilities of approximately $2.9 million. As a result of property sales during the year ended December 31, 2003, we recorded a note receivable of $2.5 million and removed approximately $1.4 million, $160,000 and $1.5 million of receivables, other assets and liabilities, respectively.

(13)	Related Party Transactions

On March 28, 2001, Prentiss Properties Resources, Inc. was incorporated under the General Corporation Law of the State of Delaware to serve as a Taxable REIT Subsidiary and provide management services to our operating partnership. Our operating partnership held a 98% economic interest and 0% voting interest in Prentiss Properties Resources, Inc. Effective January 1, 2003, our operating partnership acquired the remaining 2% interest in Prentiss Properties Resources, Inc., for gross consideration of approximately $67,000. As a result, beginning January 1, 2003, the accounts of Prentiss Properties Resources, Inc. are consolidated with and into the accounts of our operating partnership.

Prentiss Properties Resources, Inc. and its subsidiaries incurred certain personnel and other overhead-related expenses on behalf of our operating partnership. For the two years prior to consolidation the expenses totaled $4.6 million and $4.0 million.

(14)	Capital Share

Our board of trustees is authorized to provide for the issuance of 100,000,000 common shares and 20,000,000 preferred shares in one or more series, to establish the number of shares in each series and to fix the designation, powers, preferences and rights of each such series and the qualifications, limitations or restrictions thereof.

As of December 31, 2003, 42,696,341 and 3,773,585 common shares and Series D Convertible Preferred Shares were issued and outstanding, respectively. Of the 42,696,341 common shares, 83,047 common shares were held pursuant to our Key Employee Share Option Plan and classified as common shares in treasury on our consolidated balance sheet. The Series D Convertible Preferred Shares are convertible at the holder’s option on a one-for-one basis into our common shares, subject to certain adjustments, and may not be redeemed by us before December 29, 2004.

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

At the operating partnership level, 44,171,240 common units were issued and outstanding at December 31, 2003. The units included 42,696,341 held by Prentiss Properties Trust and 1,474,899 held by limited partners of our operating partnership. The 1,474,899 common units are redeemable at the option of the holder for a like number of common shares, or at our option, the cash equivalent thereof and are accounted for as minority interest in operating partnership on our consolidated balance sheet.

In June 1998, we privately placed 1,900,000, $50.0 par value, 8.30% Series B Cumulative Redeemable Perpetual Preferred Units of our operating partnership with Belair Capital Fund. In connection with the private placement, on June 25, 1998, we designated 1,900,000 Series B Preferred Shares. We may redeem the Series B Preferred Units at any time after June 25, 2003 for cash in an amount equal to the capital account balance subject to certain limitations. The holders of the Series B Preferred Units may exchange the Series B Preferred Units at any time on or after June 25, 2008 for Series B Preferred Shares at an exchange rate of one Series B Preferred Share for one Series B Preferred Unit, subject to adjustments. As of December 31, 2003, no Series B Preferred Shares were issued or outstanding. At December 31, 2003, the Series B Cumulative Redeemable Perpetual Preferred Units are accounted for at their redemption value in the line item minority interest in operating partnership on our consolidated balance sheet.

In April 2001, we completed an asset exchange with Brandywine Realty Trust. As part of that exchange, we acquired Brandywine’s Northern Virginia assets which includes a 25% non-controlling interest in the Tysons International Partners joint venture that owns two office properties. In exchange for the joint venture interest, we issued to Brandywine a combination of 200,000, $50.0 par value, 7.50% Series E Preferred Units, of our operating partnership and 26,768 common units of our operating partnership. The holders of the Series E Preferred Units may choose to have the Series E Preferred Units redeemed at any time on or after April 10, 2004. The Series E Preferred Units are redeemable for either $10.0 million plus accrued but unpaid distributions or, at our option, common shares having a market value equal to the redemption price. In addition, each common unit held by Brandywine is exchangeable after April 10, 2003, for either cash equal to the trading price of one common share at the time of the exchange or, at our option, one common share. In evaluating the provisions of Statement of Financial Accounting Standards No. 150 that were not deferred, we determined that our Series E Preferred Units qualify as a mandatorily redeemable financial instrument and; thus, should be classified as a liability and measured at fair value in our consolidated balance sheet at December 31, 2003. We determined that the fair value of the Series E Preferred Units was equal to the $ 10.0 million carrying amount at December 31, 2003 and as a result the reclassification from minority interests to liabilities had no impact on current period earnings.

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

The Trustees’ Plan

Under the trustees’ plan, we are authorized to issue awards with respect to a maximum of 500,000 shares. Annually on the first business day of July we grant to each independent trustee non-qualified share options to purchase 7,500 of our common shares. The options are 100% vested at grant and, therefore, expensed upon issuance. In 2003, we issued to the independent trustees, a total of 37,500 non-qualified share options.

On the first business day of each fiscal quarter, we issue to each independent trustee common shares having an aggregate value of $6,250, based on the per share fair market value of the common shares on the date of grant. The common shares are 100% vested at grant and, therefore, expensed upon issuance. A total of 4,300, 4,265 and 4,750 common shares were granted pursuant to the plan during the years ended December 31, 2003, 2002, and 2001, respectively.

At December 31, 2003, we had 221,080 common shares that remain available for future issuance under our trustees’ plan.

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

The Employees’ Plan

Under the employees’ plan, we are authorized to issue awards with respect to a maximum of 5,000,000 common shares. Awards may be granted to employees of our operating partnership or management service companies. No participant may be granted, in any calendar year, awards in the form of share options or share appreciation rights with respect to more than 390,000 common shares or restricted share awards for more than 50,000 common shares. We have broad discretion in determining the vesting terms and other terms applicable to awards granted under the plan.

The exercise price of each option granted during 2003 was equal to the per share fair market value of our common shares on the date of grant. Under the employees’ plan, during the years ended December 31, 2003, 2002 and 2001, we granted 271,000, 206,500 and 459,000 options which vest 33-1/3% per year on each anniversary of the date of grant, commencing with the first anniversary of the date of grant. In addition during 2003, 2002 and 2001 we issued 93,250, 30,600 and 89,700 restricted shares which vest 100% on the third anniversary of the date of grant.

At December 31, 2003, we had 609,884 common shares that remain available for future issuance under our employees’ plan.

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

A summary of the status of our options as of December 31, 2003, 2002 and 2001 and the changes during the years ended on those dates is presented below:

	2003		2002		2001
	# Shares of underlying options	Weighted average exercise price	# Shares of underlying options	Weighted average exercise price	# Shares of underlying options	Weighted average exercise price
Outstanding at beginning of the year	1,421,514	$24.93	2,179,175	$23.65	2,778,536	$22.30
Granted	308,500	$26.73	244,000	$28.43	496,500	$24.88
Exercised	745,558	$23.66	997,661	$23.01	1,073,859	$20.78
Forfeited	—	$—	4,000	$26.24	22,002	$21.60
Expired	—	$—	—	$—	—	$—

Outstanding at end of year	984,456	$26.45	1,421,514	$24.93	2,179,175	$23.65
Exercisable at end of year	440,625	$26.62	679,099	$25.23	1,104,408	$24.14

Weighted-average fair value of options granted during the year	$0.88		$1.19		$1.01

The fair value of each share option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2003	2002	2001
Expected term	5.00	5.00	5.00
Expected dividend yield	8.32%	7.81%	8.20%
Expected volatility	15.28%	13.64%	13.36%
Risk-free interest rate	3.01%	4.27%	4.79%

The following table summarizes information about share options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of exercise price	Number outstanding at 12/31/03	Weighted average exercise price	Weighted average remaining contr. life	Number exercisable at 12/31/03	Weighted average exercise price
$15.00 to $20.00	53,788	$19.95	5.6	53,788	$19.95
$20.01 to $25.00	179,835	$24.55	6.8	48,170	$24.13
$25.01 to $30.00	713,333	$27.16	7.5	301,167	$27.61
$30.01 +	37,500	$31.35	8.5	37,500	$31.35

$15.00 +	984,456	$26.45	7.3	440,625	$26.62

(16)	Employee Benefit Plans

We have a 401(k) savings plan for our employees. Under the plan, as amended, employees, age 21 and older, are eligible to participate in the plan after they have completed one year and 1,000 hours of service. Participants are immediately vested in their contributions, matching contributions and earnings thereon.

We initially match 25% of an employees’ contribution, not to exceed 25% of 6% of each employee’s wages. Our cost of the initial match totaled approximately $271,000, $306,000 and $333,000 for the years ended December 31, 2003, 2002 and 2001, respectively. We may also elect, in any calendar year, to make a discretionary match to the plan. The amount paid pursuant to the discretionary match totaled approximately $0, $314,000 and $300,000 during the years ended December 31, 2003, 2002 and 2001, respectively.

We have registered 500,000 common shares in connection with a share purchase plan. The share purchase plan enables eligible employees to purchase shares, subject to certain restrictions, of the company at a 15% discount to fair market value. A total of 32,065, 39,766 and 65,340 common shares were issued, in accordance with the share purchase plan, during the years

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

ended December 31, 2003, 2002, and 2001, respectively. At December 31, 2003, we have 211,249 shares available for future issuance.

During the year ended December 31, 2000, we adopted the Key Employee Share Option Plan. Pursuant to the plan, officers and other selected key employees of our operating partnership or management service companies who earn bonuses have the option of deferring the payment of such bonuses. Such deferred compensation may be used to purchase various mutual funds and/or our common shares. Pursuant to the participant’s election, we purchase shares on the open market and place them in a trust for the benefit of such participant. The trust may deliver to the participant shares or the fair market value of such shares beginning six months from the date they were placed in the trust. The purpose of the deferred compensation plan is to provide a vehicle for the payment of compensation otherwise payable to the participants, in a form that will provide incentives and rewards for meritorious performance and encourage the recipients’ continuance as our employees. During the 2000 plan year we provided a discount of 15% on the purchase price of our common shares purchased by participants in the plan. For each plan year thereafter, we did not provide a discount on our common shares. The mutual fund investments are carried at their market value of $1.9 million and included as investments in securities on our consolidated balance sheet. The plan holds 83,047 of our common shares which we purchased in the open market on behalf of the participants. These are included as common shares in treasury on our consolidated balance sheet at December 31, 2003. The fair value of the plan assets totaling $4.7 million are included as deferred compensation liability in accounts payable and other liabilities on our consolidated balance sheet at December 31, 2003. As a result of the change in the fair value of our investments in securities, we recorded unrealized losses of $83,000 and $104,000 in other comprehensive income during the years ended December 31, 2003 and 2002, respectively.

As of February 12, 2003, we adopted two deferred compensation plans for our executive officers. The Executive Choice Share Deferral Plan for Executives allows our executive officers to elect to defer the receipt of shares issued upon the exercise of options pursuant to our 1996 Share Incentive Plan. In addition, the Executive Choice Share Deferral Plan allows our officers to defer receipt of restricted securities issued pursuant to our 1996 Share Incentive Plan and to defer receipt of our common shares received pursuant to our Key Employee Share Option Plan and our Share Purchase Plan. The Executive Choice Deferred Compensation Plan provides a means for our executive officers to defer receipt of salary and bonus and property other than our common shares received under the Key Employee Share Option Plan.

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

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(17)	Commitments and Contingencies

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

Insurance

We have and will keep in force comprehensive insurance, including liability, fire, workers’ compensation, extended coverage, rental loss and, when available on reasonable commercial terms, flood, wind, earthquake and terrorism insurance, with policy specifications, limits, exclusions and deductibles customarily carried for similar properties. We currently maintain insurance to cover environmental conditions and business interruption if and when they occur. This policy covers both governmental and third-party claims associated with the covered environmental conditions. Our real property insurance policies exclude earthquake coverage for properties located within California. As a result, we maintain a separate $100 million blanket earthquake policy on the properties we own in Northern and Southern California. Our real property insurance policies exclude terrorism coverage. However, we maintain a separate $100 million blanket stand-alone terrorism policy on the properties we own. Certain types of losses, however, generally of a catastrophic nature, such as acts of war, are either uninsurable or the cost of obtaining insurance is so high that it is more prudent to accept the risk of loss. If more terrorists incidents occur, however, future insurance policies purchased by us may expressly exclude hostile acts, and it may become economically unfeasible to obtain insurance covering terrorist attacks. In the event of such terrorist acts or other catastrophic losses, we would expect our insurance premiums to increase thereafter, which may have an adverse impact on our cash flow. We believe that our properties as of the date of this filing are adequately insured in accordance with industry standards.

Financial	Guarantees and Commitments

In connection with the disposition of a real estate property in May 2001, we entered into a financial guarantee with a maximum future potential payment of $1.4 million. The financial guarantee, provided to the third party purchaser, guaranteed payment of an amount not to exceed the $1.4 million potential maximum if certain tenants, as defined in the purchase and sale agreement, fail to extend either their leases beyond the maturities of their current in-place leases or to perform according to their in-place leases. An amount totaling $1.0 million was considered probable at the date of disposition and therefore, accrued during the year ended December 31, 2001. Pursuant to the financial guarantee, during the year ended December 31, 2003, we paid an amount totaling $1.0 million to the third party purchaser.

As a condition of the purchase and sale and as security for our guarantee, we provided to the title company at closing, two irrevocable letters of credit, totaling $1.4 million, drawn on a financial institution and identifying the purchaser as beneficiary. One letter of credit totaling $1.0 million expired in 2003. The remaining balance on the second letter of credit totaling $252,000 at December 31, 2003 expires as follows:

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(in thousands)	Letters of Credit
2004	$63
2005	63
2006	126

$252

(18)	Recently Issued Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” In December 2003, the Financial Standards Board issued a revision to FASB Interpretation No. 46, FASB Interpretation No. 46(R). The Interpretation, as revised, requires consolidation of an entity by an enterprise if that enterprise will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur, or both. An entity subject to this Interpretation is called a variable interest entity. The disclosure provisions of this Interpretation, as revised, are effective for financial statements issued after December 31, 2003. Per this Interpretation, as revised, a public entity, that is not a small business issuer, with a variable interest entity to which the provisions of the Interpretation have not been applied as of December 24, 2003, shall apply this Interpretation no later than the end of the first reporting period that ends after March 15, 2004. However, prior to the required application of this Interpretation, a public entity, that is not a small business issuer, shall apply this Interpretation to those entities that are considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003.

We are currently evaluating whether our equity investments in Broadmoor Austin Associates and Tysons International Partners qualify as variable interest entities and if so, determining whether we are the primary beneficiary, thus requiring consolidation. In addition, we are evaluating whether the provisions of this Interpretation will have a material impact on our financial condition and results of operations.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. Certain provisions of the statement that were to be initially effective for financial instruments entered into or modified after May 31, 2003, and otherwise at the beginning of the first interim period beginning after June 15, 2003 were deferred indefinitely by the Financial Accounting Standards Board. As a result of the deferred provisions, which are discussed in FASB Staff Position 150-3, companies are not required to recognize non-controlling interests of a limited-life subsidiary as a liability in the consolidated financial statements. In evaluating the provisions of the statement that were not deferred, due to the redemption provisions of our Series E Preferred Units, we determined that our Series E Preferred Units qualify as a mandatorily redeemable financial instrument and; thus, should be classified as a liability and measured at fair value in our consolidated balance sheet at December 31, 2003. We determined that the fair value of the Series E Preferred Units was equal to the $10.0 million carrying amount at December 31, 2003 and as a result the reclassification from minority interests to liabilities had no impact on current period earnings.

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(19)	Segment Information

The table below presents information about income from continuing operations and segment assets used by our chief operating decision maker as of and for the years ended December 31, 2003, 2002, and 2001, respectively:

For the Year Ended and As of December 31, 2003

(in thousands)	Mid- Atlantic	Midwest	Northeast	Southwest	Northern California	Southern California	Total segments	Corporate not allocable to segments	Consolidated total
Revenues:
Rental income	$89,220	$58,558	$—	$115,482	$44,797	$31,484	$339,541	$—	$339,541
Service business and other income	3,973	2,085	—	2,508	2,504	991	12,061	4,755	16,816

Total revenues	93,193	60,643	—	117,990	47,301	32,475	351,602	4,755	356,357

Expenses:
Property operating and maintenance	19,329	15,126	—	34,192	14,060	5,598	88,305	—	88,305
Real estate taxes	6,733	9,806	—	11,892	3,534	2,311	34,276	—	34,276
General & administrative and personnel costs	447	276	—	274	146	148	1,291	9,697	10,988
Expenses of service business	2,691	1,457	—	1,812	1,501	1,308	8,769	1,744	10,513
Interest expense	—	—	—	—	—	—	—	69,814	69,814
Amortization of deferred financing costs	—	—	—	—	—	—	—	2,284	2,284
Depreciation and amortization	18,528	14,733	—	28,610	7,979	8,149	77,999	194	78,193

Total expenses	47,728	41,398	—	76,780	27,220	17,514	210,640	83,733	294,373

Income from continuing operations before minority interests and equity in income	45,465	19,245	—	41,210	20,081	14,961	140,962	(78,978)	61,984

Minority interests	—	—	—	—	—	—	—	(10,437)	(10,437)
Equity in income of joint ventures and unconsolidated subsidiaries	261	—	—	2,294	—	—	2,555	—	2,555

Income from continuing operations	$45,726	$19,245	$—	$43,504	$20,081	$14,961	$143,517	$(89,415)	$54,102

Additions to long-loved assets:
Development/redevelopment	1,292	4,375	—	4,865	4	106	10,642	—	10,642
Purchase of real estate	52,158	31,375	—	28,052	6,062	67,086	184,733	—	184,733
Capital expenditures for in-service properties	8,056	6,359	—	13,173	4,377	3,271	35,236	—	35,236

Total additions	61,506	42,109	—	46,090	10,443	70,463	230,611	—	230,611

Investment balance in equity method investees	9,226	—	—	3,882	—	—	13,108	—	13,108

Total assets	$619,207	$412,769	$—	$638,170	$252,098	$244,004	$2,166,248	$28,452	$2,194,700

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

For the Year Ended and As of December 31, 2002

(in thousands)	Mid- Atlantic	Midwest	Northeast	Southwest	Northern California	Southern California	Total segments	Corporate not allocable to segments	Consolidated total
Revenues:
Rental income	$81,275	$61,724	$—	$114,395	$46,452	$29,728	$333,574	$—	$333,574
Service business and other income	433	22	—	1,034	280	(59)	1,710	2,676	4,386

Total revenues	81,708	61,746	—	115,429	46,732	29,669	335,284	2,676	337,960

Expenses:
Property operating and maintenance	18,143	14,591	—	29,941	14,553	5,665	82,893	—	82,893
Real estate taxes	6,201	10,875	—	15,523	3,529	2,292	38,420	—	38,420
General & administrative and personnel costs	425	302	—	379	358	171	1,635	8,726	10,361
Interest expense	—	—	—	—	—	—	—	67,081	67,081
Amortization of deferred financing costs	—	—	—	—	—	—	—	1,832	1,832
Depreciation and amortization	14,585	12,424	—	25,652	7,417	7,289	67,367	86	67,453

Total expenses	39,354	38,192	—	71,495	25,857	15,417	190,315	77,725	268,040

Income from continuing operations before minority interests and equity in income	42,354	23,554	—	43,934	20,875	14,252	144,969	(75,049)	69,920

Minority interests	—	—	—	—	—	—	—	(10,717)	(10,717)
Equity in income of joint ventures and unconsolidated subsidiaries	1,875	1,007	—	2,282	(386)	(146)	4,632	(1,478)	3,154

Income from continuing operations	$44,229	$24,561	$—	$46,216	$20,489	$14,106	$149,601	$(87,244)	$62,357

Additions to long-loved assets:
Development/redevelopment	8,081	10,977	—	4,172	108	2,956	26,294	—	26,294
Purchase of real estate	55,152	—	—	107,475	—	10,597	173,224	—	173,224
Capital expenditures for in-service properties	4,313	2,329	—	13,296	4,215	3,034	27,187	—	27,187

Total additions	67,546	13,306		124,943	4,323	16,587	226,705		226,705

Investment balance in equity method investees	9,763	—	—	3,914	—	—	13,677	6,299	19,976

Total assets	$617,295	$383,559	$—	$639,416	$267,050	$180,379	$2,087,699	$34,590	$2,122,289

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

For the Year Ended and As of December 31, 2002

(in thousands)	Mid- Atlantic	Midwest	Northeast	Southwest	Northern California	Southern California	Total segments	Corporate not allocable to segments	Consolidated total
Revenues:
Rental income	$77,161	$68,918	$8,166	$88,200	$44,160	$27,911	$314,516	$—	$314,516
Management and other fees, net	726	79	748	1,596	280	120	3,549	1,493	5,042

Total revenues	77,887	68,997	8,914	89,796	44,440	28,031	318,065	1,493	319,558

Expenses:
Property operating and maintenance	15,833	13,757	1,631	22,091	12,646	4,829	70,787	—	70,787
Real estate taxes	5,858	11,911	558	12,527	3,343	2,146	36,343	—	36,343
General & administrative and personnel costs, net	560	308	192	541	25	579	2,205	8,191	10,396
Interest expense	—	—	—	—	—	—	—	64,472	64,472
Amortization of deferred financing costs	—	—	—	—	—	—	—	1,974	1,974
Depreciation and amortization	13,068	10,289	1,587	19,168	6,898	6,768	57,778	73	57,851

Total expenses	35,319	36,265	3,968	54,327	22,912	14,322	167,113	74,710	241,823

Merger termination fee, net	—	—	—	—	—	—	—	17,000	17,000

Income from continuing operations before minority interests and equity in income	42,568	32,732	4,946	35,469	21,528	13,709	150,952	(56,217)	94,735

Minority interests	—	—	—	—	—	—	—	(17,247)	(17,247)
Equity in income of joint ventures and unconsolidated subsidiaries	935	1,070	(291)	4,305	(51)	370	6,338	(3,207)	3,131

Income from continuing operations	$43,503	$33,802	$4,655	$39,774	$21,477	$14,079	$157,290	$(76,671)	$80,619

Additions to long-loved assets:
Development/redevelopment	25,575	16,859	3,583	37,777	2,159	3,540	89,493	—	89,493
Purchase of real estate	126,821	—	—	3,421	—	—	130,242	—	130,242
Capital expenditures for in-service properties	5,216	3,209	695	7,237	6,605	4,406	27,368	—	27,368

Total additions	157,612	20,068	4,278	48,435	8,764	7,946	247,103		247,103

Investment balance in equity method investees	10,389	—	—	14,229	—	—	24,618	5,728	30,346

Total assets	$592,023	$383,018	$—	$550,069	$270,216	$196,132	$1,991,458	$39,135	$2,030,593

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(20)	Selected Quarterly Financial Data (Unaudited)

The following schedule is a summary of the quarterly results of operations for the years ended December 31, 2003, 2002 and 2001:

	(amounts in thousands, except per share data)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Year ended December 31, 2003
Revenue	$87,263	$88,450	$88,706	$91,938	$356,357
Income from continuing operations	$13,507	$12,800	$14,034	$13,761	$54,102
Net income	$15,510	$8,512	$14,218	$21,177	$59,417
Net income per common share—basic	$0.34	$0.16	$0.30	$0.45	$1.27
Net income per common share—diluted	$0.34	$0.16	$0.30	$0.45	$1.27

Year ended December 31, 2002
Revenue	$80,657	$85,924	$84,886	$86,493	$337,960
Income from continuing operations	$16,329	$15,237	$15,790	$15,001	$62,357
Net income	$18,220	$17,341	$22,894	$15,826	$74,281
Net income per common share—basic	$0.43	$0.40	$0.53	$0.35	$1.72
Net income per common share—diluted	$0.43	$0.39	$0.53	$0.35	$1.71

Year ended December 31, 2001
Revenue	$82,214	$79,407	$80,962	$76,975	$319,558
Income from continuing operations	$21,865	$25,593	$16,105	$17,056	$80,619
Net income	$29,323	$36,472	$17,848	$18,823	$102,466
Net income per common share—basic	$0.75	$0.94	$0.43	$0.45	$2.57
Net income per common share—diluted	$0.72	$0.90	$0.43	$0.45	$2.51

(21)	Income Taxes

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

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

Reconciliation between GAAP Net Income and Taxable Income

The following is a reconciliation of GAAP net income to taxable income for the years ended December 31, 2003, 2002 and 2001:

(in thousands)	2003	2002	2001
GAAP net income	$59,417	$74,281	$102,466
GAAP loss (net income) of taxable subsidiaries included above	(883)	(651)	339

GAAP net income from REIT operations	58,534	73,630	102,805

GAAP to tax adjustments:(1)
Depreciation and amortization	18,897	14,495	5,551
Gains and losses from capital transactions(2)	(4,783)	(296)	(17,645)
Straight-line rent adjustment, net of rents received in advance	(7,948)	(7,177)	(8,231)
Capitalized operating expenses and interest cost related to development projects	(182)	(3,017)	(4,955)
Interest income	482	481	1,439
Compensation expense	(665)	(4,542)	(3,199)
Other differences, net	648	3,502	(467)

Total GAAP to tax adjustments	6,449	3,446	(27,507)

Adjusted taxable income subject to distribution requirement(3)	$64,983	$77,076	$75,298

(1)	All adjustments to GAAP net income from REIT operations are net of amounts attributable to minority interest.
(2)	Represents the GAAP to tax difference for gains and losses including tax-deferred gain on transactions qualifying under Section 1031 of the Internal Revenue Code.
(3)	The distribution requirement was 90% in each of the years ended December 31, 2003, 2002 and 2001.

Characterization of Distributions

The classification of distributions presented below is determined out of our earnings and profits as defined by Section 316 of the Internal Revenue Code, which differs from federal taxable income.

The following table characterizes distributions paid per common share for the years ended December 31, 2003, 2002, and 2001:

(in thousands)	2003		2002		2001
Ordinary income	$1.426	63.66%	$1.788	80.73%	$1.801	86.14%
Return of capital	$0.814	36.34%	$0.427	19.27%	$0.185	8.90%
Capital gains	$0.00	0.00%	$0.00	0.00%	$0.104	4.96%

	$2.240		$2.215		$2.090

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

Prentiss Properties Resources, Inc. was incorporated in March 2001 to serve as a Taxable REIT Subsidiary and provide management and other services to our operating partnership and third-party clients. The management services business serves a broad base of clients, including major financial institutions and pension funds, large corporate users, real estate advisory firms and real estate investment groups. Prentiss Properties Resources, Inc. had a deferred tax liability totaling approximately $643,000 at December 31, 2003 as detailed below:

(in thousands)	Dr./(Cr.)
Bad Debt Reserve	$284
Accrued employee liabilities	(121)
Accrued depreciation & amortization	(220)
Loss from partnership interests	(556)
other miscellaneous tax benefits	64
State Tax reserve	(94)
Total deferred tax liability	$(643)

(22)	Subsequent Events

Regus Business Centre Corp. (RBCC) was a tenant of ours under a lease. The tenant filed Chapter 11 bankruptcy on January 14, 2003 and effective January 14, 2003, the lease was rejected. On January 21, 2004, we received a payment totaling $3.2 million as settlement for our claims in the bankruptcy.

On January 22, 2004, Prentiss Office Investors, L.P. was established to acquire office properties in our core markets of Washington D.C./Northern Virginia, Chicago, Dallas/Ft. Worth, Northern California and San Diego/Orange County. The partnership was initially 99.9% owned by the operating partnership and was seeded by the transfer of several recent acquisitions including, 2291 Wood Oak Drive a single office building containing approximately 228,000 net rentable square feet located in Herndon Virginia, Corporate Lakes III a single office building containing approximately 124,000 net rentable square feet located in Chicago Illinois, and seven office buildings containing approximately 370,000 net rentable square feet located in Carlsbad California.

Pursuant to a joint venture agreement, effective February 1, 2004, Stichting Pensioenfonds ABP, a Netherlands based pension fund, acquired a 49% limited partnership interest in Prentiss Office Investors, L.P. for proceeds totaling $68.9 million. The joint venture will be consolidated with and into the accounts of the operating partnership.

On January 28, 2004, we completed two four-year interest rate swaps in the notional amount of $50.0 million. The interest rate swaps effectively lock in our cost of funds at 3.819% (before the spread over LIBOR) on $50.0 million of our variable rate borrowings. The interest rate swap agreements are effective beginning October 1, 2004 and mature October 1, 2008.

On February 4, 2004, pursuant to a unit repurchase agreement between our operating partnership and Brandywine Operating Partnership, L.P., we repurchased from Brandywine Operating Partnership, L.P. our outstanding 7.50% Series E Preferred Units and 26,768 common units held by Brandywine Operating Partnership L.P. The Series E Preferred Units were repurchased at their liquidation value of $10.0 million plus accrued and unpaid dividends of $70,055. The common units were repurchased for $891,803 representing a per unit price of $33.316, calculated as the average of the daily market price of our common shares for the 10 consecutive trading days prior to the date of repurchase. Concurrent with the repurchase, Brandywine Operating Partnership, L.P. repaid a promissory note in the amount of $8.9 million and accrued and unpaid interest of $282,308 due to our operating partnership. An amount totaling $1.7 million, representing the difference between the units repurchased and the proceeds from the promissory note was paid by our operating partnership to Brandywine Operating Partnership, L.P using funds from our revolving credit facility.

On February 19, 2004, we renewed our $300 million revolving credit facility, including an extension of the maturity date from May 23, 2005 to February 19, 2007. The interest rate on the facility will fluctuate based on our overall leverage with a range between 30-day LIBOR plus 112.5 basis points and 30-day LIBOR plus 160 basis points. The pricing on the renewed facility represents a 12.5 basis point to 15.0 basis point pricing reduction across the leverage grid. The facility was substantially oversubscribed with initial commitments of $370 million. Banking participants in the revolving credit facility include Bank One as Administrative Agent; Bank of America as Syndication Agent; Commerzbank, EuroHypo and Societe General as

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

Documentation Agents; PNC Bank, Sun Trust and Union Bank of California as Co-Agents; and Comerica Bank, KeyBank, Mellon Bank, and SouthTrust Bank as Lenders.

Using proceeds from our revolving credit facility, on February 24, 2004, we repurchased the operating partnership’s outstanding 8.30% Series B Cumulative Redeemable Perpetual Preferred Units, for approximately $96.2 million, which included accrued and unpaid dividends of $1.2 million.

On March 2, 2004, we negotiated an interest rate reduction on the $75.0 million unsecured term loan with Commerzbank AG. The interest rate which is based on overall leverage was reduced from 30-day LIBOR plus 125 to 175 basis points to 30-day LIBOR plus 112.5 to 160 basis points. In addition, the term loan which had an original maturity date of March 16, 2006 was extended to March 16, 2009.

On March 10, 2004, we completed a five-year interest rate swap in the notional amount of $30.0 million. The interest rate swap effectively locks in our cost of funds at 3.443% (before the spread over LIBOR) on $30.0 million of our variable rate borrowings. The interest rate swap agreement is effective beginning October 1, 2004 and matures October 1, 2009.

On June 10, 2002, we entered into a securities sales agreement with Brinson Patrick Securities Corporation which we refer to as the Dribble Plan. Under our Dribble Plan we may sell, with Brinson Patrick acting as our sales agent, up to 3,000,000 of our common shares at the then market price directly to the public. Subsequent to December 31, 2003, we issued 1,186,100 common shares through the Dribble Plan resulting in net proceeds of $39.3 million, or $33.09 per share after underwriting discounts. The proceeds were used to repay a portion of the outstanding borrowings under our revolving credit facility. Since the inception of the Dribble Plan, through March 12, 2004, pursuant to the Dribble Plan, we have issued 1,730,200 common shares and as a result, we have 1,269,800 remaining common shares available to issue under the plan.

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

Report of Independent Auditors on

Financial Statement Schedules

To the Board of Trustees and Shareholders

of Prentiss Properties Trust:

Our audits of the consolidated financial statements referred to in our report dated March 10, 2004 appearing in the 2003 Annual Report to Shareholders of Prentiss Properties Trust on Form 10-K also included an audit of the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/    PricewaterhouseCoopers LLP

Dallas, Texas

March 10, 2004

Schedule II

PRENTISS PROPERTIES TRUST

VALUATIONS AND QUALIFYING ACCOUNTS

(dollars in thousands)

Description	Balance Beginning of Period	Additions Charged to Costs & Expenses	Deductions from Reserve [1]	Balance End of Period
Allowance for Doubtful Accounts:
Year Ended:
December 31, 2003	$7,712	$3,563	$(1,289)	$9,986
December 31, 2002	3,086	5,428	(802)	7,712
December 31, 2001	3,504	766	(1,184)	3,086

[1]	Balance written off as uncollectible.

Operating Real Estate and Accumulated Depreciation

A summary of activity for operating real estate and accumulated depreciation for the years ended December 31, 2003, 2002 and 2001 is as follows:

(in thousands)	2003	2002	2001
Operating real estate:
Balance at beginning of the period	$1,932,028	$1,807,039	$1,869,694
Beginning construction in progress moved to operating real estate during the period	37,170	29,084	78,389
Additions to and improvement of real estate	149,380	150,554	143,008
Cost of operating real estate sold	(65,899)	(54,649)	(284,052)

Balance at end of the period	$2,052,679	$1,932,028	$1,807,039

Accumulated depreciation:
Balance at beginning of the period	$178,792	$146,349	$126,630
Depreciation expense	43,677	42,229	39,250
Accumulated depreciation of real estate sold or retired	(11,525)	(9,786)	(19,531)

Balance at end of the period	$210,944	$178,792	$146,349

Schedule III

PRENTISS PROPERTIES TRUST

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2003

(dollars in thousands)

Property name	Market	Encumbrances	Initial cost		Costs capitalized subsequent to acquisition	Gross amount carried at close of period			Accumulated depreciation	Year of construction	Date acquired	Depreciable lives (years)
			Land	Buildings and improvements		Land and improvements	Building and improvements	Total
Barton Skyway I-IV	Austin	$—	$13,639	$89,980	$249	$13,639	$90,229	$103,868	$6,703	2000-2002	(1)	(2)
Cielo Center	Austin	—	7,083	40,334	307	7,083	40,641	47,724	3,316	1984	9/21/2000	(2)
Spyglass Point	Austin	—	1,612	6,465	1	1,612	6,466	8,078	716	1998-1999	(1)	(2)
123 North Wacker Drive	Chicago	—	13,163	74,599	6,720	13,163	81,319	94,482	7,470	1986	11/18/1999	(2)
410 Warrenville Road	Chicago	—	1,511	4,131	—	1,511	4,131	5,642	65	1999	5/8/2003	(2)
701 Warrenville Road	Chicago	—	1,564	8,863	6	1,564	8,869	10,433	1,201	1988	8/10/1998	(2)
1717 Deerfield Road	Chicago	14,200	3,237	18,481	220	3,237	18,701	21,938	3,265	1985	12/11/1996	(2)
1800 Sherman Avenue	Chicago	—	2,278	13,099	80	2,278	13,179	15,457	1,785	1986	8/5/1998	(2)
Bannockburn Centre	Chicago	26,133	7,927	23,835	—	7,927	23,835	31,762	2,584	1999	(1)	(2)
Chicago Industrial	Chicago	11,630	2,871	17,615	636	2,871	18,251	21,122	4,016	1987-1988	Various	(2)
Corporate Lakes III	Chicago	—	3,100	14,638	—	3,100	14,638	17,738	198	1990	6/18/2003	(2)
Corporetum Office Campus	Chicago	24,679	7,607	43,104	1,380	7,607	44,484	52,091	7,280	1984-1987	5/6/1997	(2)
O’Hare Plaza II	Chicago	11,400	3,854	22,017	382	3,854	22,399	26,253	3,949	1986	12/13/1996	(2)
One O’Hare Centre	Chicago	39,735	10,160	57,514	542	10,160	58,056	68,216	7,753	1984	8/27/1998	(2)
Salton	Chicago	—	2,180	5,351	(7)	2,180	5,344	7,524	379	2000-2001	(1)	(2)
Bachman East & West	Dallas/Fort Worth	—	2,133	13,461	252	2,133	13,713	15,846	2,451	1986	1996-1997	(2)
Burnett Plaza	Dallas/Fort Worth	66,000	3,601	87,950	523	3,601	88,474	92,075	4,107	1983	3/7/2002	(2)
Cottonwood Office Center	Dallas/Fort Worth	8,348	1,735	9,865	5	1,735	9,870	11,605	1,753	1986	10/24/1996	(2)
IBM Call Center	Dallas/Fort Worth	13,249	1,418	6,063	3	1,418	6,066	7,484	789	1998	(1)	(2)
Lakeview Center	Dallas/Fort Worth	—	753	5,020	20	753	5,040	5,793	547	2000	(1)	(2)
Millennium Center	Dallas/Fort Worth	—	989	6,392	605	980	7,006	7,986	746	1999	(1)	(2)
Park West C2	Dallas/Fort Worth	33,472	8,360	29,640	6,532	9,695	34,837	44,532	7,024	1989	9/5/1995	(2)
Park West C3	Dallas/Fort Worth	—	6,000	18,612	—	6,000	18,612	24,612	426	1985	1/31/2003	(2)
Park West E1	Dallas/Fort Worth	12,100	2,857	16,499	150	2,857	16,649	19,506	2,966	1982	10/23/1996	(2)
Park West E2	Dallas/Fort Worth	7,900	2,079	11,863	—	2,079	11,863	13,942	2,132	1985	10/23/1996	(2)
Walnut Glen Tower	Dallas/Fort Worth	33,545	4,300	32,669	3,516	5,612	34,873	40,485	11,479	1985	1/1/1994	(2)
WestPoint Office Building	Dallas/Fort Worth	12,610	2,844	12,165	37	2,844	12,202	15,046	1,627	1998	(1)	(2)
Carrara Place	Denver	—	4,687	26,561	325	4,687	26,886	31,573	3,937	1982	1/30/1998	(2)
Highland Court	Denver	4,488	1,588	9,010	54	1,588	9,064	10,652	1,372	1986	12/12/1997	(2)
Orchard Place I & II	Denver	—	1,531	8,653	97	1,531	8,750	10,281	970	1980	7/20/1999	(2)
PacifiCare Building	Denver	12,060	3,045	17,392	325	3,045	17,717	20,762	3,116	1983	12/20/1996	(2)
Panorama Point	Denver	—	1,241	7,043	246	1,241	7,289	8,530	1,074	1983	12/30/1997	(2)
One Westchase Center	Houston	—	7,864	44,564	768	7,864	45,332	53,196	6,335	1982	6/12/1998	(2)
Los Angeles Industrial	Los Angeles	31,300	6,429	36,431	1,159	6,429	37,590	44,019	8,963	1973-1983	Various	(2)
2291 Wood Oak Drive	Metro. Wash., DC	—	6,827	28,614	1	6,827	28,615	35,442	239	1999	8/28/2003	(2)
2411 Dulles Corner Road	Metro. Wash., DC	16,700	3,973	22,682	88	3,973	22,770	26,743	3,948	1990	12/31/1996	(2)
3130 Fairview Park Drive	Metro. Wash., DC	22,255	3,141	21,314	—	3,141	21,314	24,455	2,576	1997-1999	(1)	(2)
3141 Fairview Park Drive	Metro. Wash., DC	12,800	4,000	15,980	480	4,007	16,453	20,460	3,503	1988	2/22/1996	(2)
4401 Fair Lakes Court	Metro. Wash., DC	3,200	933	5,232	192	933	5,424	6,357	942	1988	1/14/1997	(2)
6600 Rockledge Drive	Metro. Wash., DC	—	—	22,428	44	—	22,472	22,472	2,735	1981	6/30/1998	(2)
7101 Wisconsin Avenue	Metro. Wash., DC	20,386	5,170	29,298	2,177	5,170	31,475	36,645	4,962	1975	12/30/1997	(2)
8521 Leesburg Pike	Metro. Wash., DC	15,115	2,130	5,955	5,544	2,259	11,370	13,629	3,101	1984	8/17/1994	(2)
12601 Fair Lakes Circle	Metro. Wash., DC	—	6,600	45,474	—	6,600	45,474	52,074	1,273	1995	11/18/2002	(2)
13825 Sunrise Valley Drive	Metro. Wash., DC	8,052	2,099	11,983	341	2,099	12,324	14,423	2,143	1989	12/31/1996	(2)
Calverton Office Park	Metro. Wash., DC	—	2,885	25,965	1,076	2,885	27,041	29,926	4,419	1981-1987	8/27/1997	(2)
Campus Point	Metro. Wash., DC	—	5,730	24,469	213	5,730	24,682	30,412	1,692	1985	4/1/2001	(2)
Fairmont Building	Metro. Wash., DC	—	3,750	17,656	333	3,750	17,989	21,739	1,907	1964, 1997	11/4/1999	(2)
Greenwood Center	Metro. Wash., DC	—	3,092	21,818	177	3,092	21,995	25,087	1,504	1985	4/1/2001	(2)
Oakwood Center	Metro. Wash., DC	—	2,660	12,224	424	2,660	12,648	15,308	852	1982	4/1/2001	(2)

Property name	Market	Encumbrances	Initial cost		Costs capitalized subsequent to acquisition	Gross amount carried at close of period			Accumulated depreciation	Year of construction	Date acquired		Depreciable lives (years)
			Land	Buildings and improvements		Land and improvements	Building and improvements	Total
Park West at Dulles Corner	Metro. Wash., DC	—	3,000	15,221	888	3,000	16,109	19,109	824	1997	7/2/2001		(2)
Plaza 1900	Metro. Wash., DC	—	6,274	31,323	439	6,274	31,762	38,036	2,168	1989	4/1/2001		(2)
Research Office Center I-III	Metro. Wash., DC	43,960	9,124	47,761	81	9,106	47,860	56,966	6,589	1986-1990, 2000	9/9/1997	(1)	(2)
Willow Oaks I-III	Metro. Wash., DC	42,449	14,460	89,106	26	14,460	89,132	103,592	8,848	1986-2002	8/18/1998	(1)	(2)
Natomas Corporate Center	Sacramento	36,069	11,208	63,466	538	11,208	64,004	75,212	10,869	1984-1991	4/2/1997		(2)
Camino West Corporate Park	San Diego	—	2,240	5,567	—	2,240	5,567	7,807	15	1991	11/21/2003		(2)
Carlsbad Airport Plaza	San Diego	—	2,510	6,650	—	2,510	6,650	9,160	18	1987	11/21/2003		(2)
Carlsbad Pacific Center I-III	San Diego	—	6,270	14,645	429	6,270	15,074	21,344	1,743	1986-2002	11/13/1997	(1)	(2)
Carlsbad Pacifica	San Diego	—	1,532	6,129	186	1,532	6,315	7,847	929	1986	2/4/1998		(2)
Del Mar Gateway	San Diego	26,330	5,260	23,419	136	5,260	23,555	28,815	1,908	2000-2001	(1)		(2)
Executive Center Del Mar	San Diego	17,553	3,952	12,063	247	3,952	12,310	16,262	1,631	1998	(1)		(2)
La Place Court	San Diego	—	2,932	9,369	—	2,932	9,369	12,301	25	1988	11/21/2003		(2)
Pacific Ridge Corporate Center	San Diego	—	6,218	12,623	—	6,218	12,623	18,841	34	1999	11/21/2003		(2)
Pacific View Plaza	San Diego	—	1,835	7,302	—	1,835	7,302	9,137	20	1986	11/21/2003		(2)
Plaza I & II	San Diego	7,052	2,811	11,246	321	2,811	11,567	14,378	1,698	1988-1989	2/4/1998		(2)
San Diego Industrial	San Diego	—	6,282	25,128	1,064	6,282	26,192	32,474	5,093	1985-1988	Various		(2)
The Campus	San Diego	—	1,195	4,779	245	1,195	5,024	6,219	731	1988	2/4/1998		(2)
Lake Merritt Tower I	San Francisco Bay Area	—	6,504	36,853	93	6,504	36,946	43,450	3,098	1990	8/31/2000		(2)
The Ordway	San Francisco Bay Area	47,969	23,316	54,402	750	23,316	55,152	78,468	7,715	1970	5/21/1998		(2)
World Savings Center	San Francisco Bay Area	28,496	7,714	30,856	1,482	7,714	32,338	40,052	3,912	1985	7/29/1997		(2)
One Northwestern Plaza	Suburban Detroit	17,800	—	27,448	336	—	27,784	27,784	4,786	1989	10/23/1996		(2)

Total Operating Properties		729,035	322,867	1,686,327	43,484	325,623	1,727,056	2,052,679	210,944
Land Held for Future Development		—	40,887	6,152	163	40,887	6,315	47,202

Total Real Estate		$729,035	$363,754	$1,692,479	$43,647	$366,510	$1,733,371	$2,099,881	$210,944

(1)	The real estate project or portion of real estate project was developed by the company.
(2)	Buildings & improvements - 30 to 40 years.
(3)	The aggregate cost for federal income tax purposes was approximately $2,197,811.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRENTISS PROPERTIES TRUST

By:	/s/ Thomas P. Simon

Thomas P. Simon Senior Vice President and Chief Accounting Officer

Date:             March 12, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature

March 12, 2004	/s/ Michael V. Prentiss Michael V. Prentiss Chairman of the Board and Trustee

March 12, 2004	/s/ Thomas F. August Thomas F. August President and Chief Executive Officer Trustee

March 12, 2004	/s/ Michael A. Ernst Michael A. Ernst Executive Vice President and Chief Financial Officer

March 12, 2004	/s/ Thomas P. Simon Thomas P. Simon Senior Vice President and Chief Accounting Officer

March 12, 2004	/s/ Thomas J. Hynes, Jr. Thomas J. Hynes, Jr. Trustee

March 12, 2004	/s/ Barry J.C. Parker Barry J.C. Parker Trustee

March 12, 2004	/s/ Dr. Leonard M. Riggs, Jr. Dr. Leonard M. Riggs, Jr. Trustee

March 12, 2004	/s/ Ronald G. Steinhart Ronald G. Steinhart Trustee

March 12, 2004	/s/ Lawrence A. Wilson Lawrence A. Wilson Trustee