Form 10-Q
period 2004-03-31
PRENTISS PROPERTIES TRUST/MD
filed 2004-05-07
CIK 1011699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

The number of Common Shares of Beneficial Interest, $0.01 par value, outstanding as of May 5, 2004, was 44,488,603 and the number of outstanding Participating Cumulative Redeemable Preferred Shares of Beneficial Interest, Series D, was 3,773,585.

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

If one or more of these risks or uncertainties materialize, or if any underlying assumption proves incorrect, actual results may vary materially from those anticipated, expected or projected. Such forward-looking statements reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. A detailed discussion of risks is included, under the caption “Risk Factors,” in our Form 10-K, filed on March 15, 2004. You are cautioned not to place undue reliance on our forward-looking statements, which speak only as of the date of this Form 10-Q or the date of any document incorporated by reference into this Form 10-Q. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

(this page intentionally left blank)

PRENTISS PROPERTIES TRUST

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

	March 31, 2004	December 31, 2003
ASSETS
Operating real estate:
Land	$325,623	$325,623
Buildings and improvements	1,728,823	1,727,056
Less: accumulated depreciation	(222,080)	(210,944)

	1,832,366	1,841,735
Land held for development	47,462	47,202
Deferred charges and other assets, net	207,291	207,795
Notes receivable	6,440	15,904
Accounts receivable, net	49,451	47,412
Cash and cash equivalents	11,215	5,945
Escrowed cash	13,062	11,913
Investments in securities and insurance contracts	3,395	2,579
Investments in unconsolidated joint ventures	14,274	14,215
Interest rate hedges	475	1,768

Total assets	$2,185,431	$2,196,468

LIABILITIES AND SHAREHOLDERS’ EQUITY
Mortgages and notes payable	$1,034,934	$1,029,035
Interest rate hedges	10,476	9,842
Accounts payable and other liabilities	68,039	81,741
Mandatorily redeemable preferred units	—	10,000
Distributions payable	27,742	28,986

Total liabilities	1,141,191	1,159,604

Minority interest in operating partnership	27,476	123,058

Minority interest in real estate partnerships	69,841	1,565

Commitments and contingencies
Preferred shares $.01 par value, 20,000,000 shares authorized, 3,773,585 shares issued and outstanding	100,000	100,000
Common shares $.01 par value, 100,000,000 shares authorized, 47,505,603 and 45,772,383 (includes 3,280,775 and 3,159,089 in treasury) shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	475	458
Additional paid-in capital	997,537	942,644
Common shares in treasury at cost, 3,280,775 and 3,159,089 shares at March 31, 2004 and December 31, 2003, respectively	(82,115)	(78,000)
Unearned compensation	(4,782)	(2,176)
Accumulated other comprehensive income	(9,176)	(7,198)
Distributions in excess of earnings	(55,016)	(43,487)

Total shareholders’ equity	946,923	912,241

Total liabilities and shareholders’ equity	$2,185,431	$2,196,468

The accompanying notes are an integral part of these consolidated financial statements.

PRENTISS PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2004	2003
Revenues:
Rental income	$91,224	$82,908
Service business and other income	3,488	4,355

	94,712	87,263

Operating expenses:
Property operating and maintenance	23,060	21,068
Real estate taxes	10,135	9,895
General and administrative and personnel costs	2,585	2,396
Expenses of service business	1,649	2,219
Depreciation and amortization	23,111	18,589

	60,540	54,167

Other expenses:
Interest expense	16,838	17,068
Amortization of deferred financing costs	565	509

	17,403	17,577

Income from continuing operations before minority interests and equity in income of unconsolidated joint ventures	16,769	15,519
Minority interests	(1,664)	(2,638)
Equity in income of unconsolidated joint ventures	578	626

Income from continuing operations	15,683	13,507

Discontinued operations:
Income from discontinued operations	—	904
Minority interests related to discontinued operations	—	(33)

	—	871

Income before gain on sale of real estate and interests in real estate partnerships	15,683	14,378
Gain on sale of real estate and interests in real estate partnerships	1,316	1,132

Net income	$16,999	$15,510
Preferred dividends	(3,713)	(2,113)

Net income applicable to common shareholders	$13,286	$13,397

Basic earnings per common share:
Income from continuing operations applicable to common shareholders	$0.31	$0.32
Discontinued operations	—	0.02

Net income applicable to common shareholders – basic	$0.31	$0.34

Weighted average number of common shares outstanding – basic	43,426	38,949

Diluted earnings per common share:
Income from continuing operations applicable to common shareholders	$0.30	$0.32
Discontinued operations	—	0.02

Net income applicable to common shareholders – diluted	$0.30	$0.34

Weighted average number of common shares and common share equivalents outstanding – diluted	43,670	39,060

The accompanying notes are an integral part of these consolidated financial statements.

PRENTISS PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2004	2003
Net income	$16,999	$15,510
Unrealized gains and losses on securities:
Unrealized gains/(losses) arising during the period	26	(298)
Unrealized gains on interest rate hedges:
Unrealized (losses)/gains arising during the period	(2,004)	800
Reclassification adjustment for losses included in earnings	—	143

Other comprehensive income	(1,978)	645

Comprehensive income	$15,021	$16,155

The accompanying notes are an integral part of these consolidated financial statements.

PRENTISS PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2004	2003
Cash Flows from Operating Activities:
Net income	$16,999	$15,510
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interests	1,664	2,671
Gain on sale of real estate, net	(1,316)	(1,132)
Provision for doubtful accounts	(1,028)	670
Depreciation and amortization	23,111	19,626
Amortization of deferred financing costs	565	509
Earnings in excess of distribution from joint ventures and unconsolidated subsidiaries	(122)	—
Non-cash compensation	868	474
Reclassification of accumulated other comprehensive income	—	143
Gain on derivative financial instrument	(86)	(73)
Changes in assets and liabilities:
Deferred charges and other assets	(1,731)	(1,939)
Accounts receivable	(1,011)	(1,027)
Escrowed cash	(1,149)	(2,027)
Accounts payable and other liabilities	(14,487)	(15,778)

Net cash provided by operating activities	22,277	17,627

Cash Flows from Investing Activities:
Development/redevelopment of real estate	(1,515)	(2,561)
Purchase of real estate	—	(27,768)
Capital expenditures for in-service properties	(10,754)	(4,300)
Distributions in excess of earnings of unconsolidated joint ventures	—	49
Purchase of interest in Prentiss Properties Resources	—	(67)
Cash from consolidation of Prentiss Properties Resources	—	461
Investment in securities and insurance contracts	(613)	(327)
Repayments of notes receivable	9,464	—
Proceeds from the sale of joint venture interest in property partnership	69,338	—
Proceeds from the sale of real estate	—	2,386

Net cash provided by/(used) in investing activities	65,920	(32,127)

Cash Flows from Financing Activities:
Net proceeds from sale of common shares	46,760	262
Redemption of series E preferred units	(10,000)	—
Redemption of series B preferred units	(95,000)	—
Repurchase of operating partnership common units	(891)	—
Capital contribution from consolidated joint ventures	300	176
Distributions paid to limited partners	(826)	(841)
Distributions paid to common shareholders	(23,880)	(21,828)
Distributions paid to preferred shareholders	(2,113)	(2,113)
Distributions paid to preferred unitholders	(3,176)	(2,158)
Proceeds from mortgages and notes payable	165,000	100,185
Repayments of mortgages and notes payable	(159,101)	(54,763)

Net cash (used)/provided by financing activities	(82,927)	18,920

Net change in cash and cash equivalents	5,270	4,420
Cash and cash equivalents, beginning of period	5,945	5,080

Cash and cash equivalents, end of period	$11,215	$9,500

Supplemental Cash Flow Information:
Cash paid for interest	$16,774	$17,185

The accompanying notes are an integral part of these consolidated financial statements.

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Unaudited)

1. The Organization

Organization

We are a self-administered and self-managed Maryland REIT that acquires, owns, manages, leases, develops and builds primarily office properties throughout the United States. We are self-administered in that we provide our own administrative services, such as accounting, tax and legal, through our own employees. We are self-managed in that we provide all the management and maintenance services that our properties require through our own employees, such as, property managers, leasing professionals and engineers. We operate principally through our operating partnership, Prentiss Properties Acquisition Partners, L.P., and its subsidiaries, and two management service companies, Prentiss Properties Resources, Inc. and its subsidiaries and Prentiss Properties Management, L.P. The ownership of the operating partnership was as follows at March 31, 2004:

(units in thousands)	Common Units	%	Series D Convertible Preferred Units	%
Prentiss Properties Trust	44,313	96.86%	3,774	100.00%
Third parties	1,437	3.14%	—	0.00%

Total	45,750	100.00%	3,774	100.00%

As of March 31, 2004, we owned interests in a diversified portfolio of 137 primarily suburban Class A office and suburban industrial properties as follows:

	Number of Buildings	Net Rentable Square Feet
		(in thousands)
Office properties	106	15,126
Industrial properties	31	2,294

Total	137	17,420

As of March 31, 2004, our properties were 91% leased to approximately 1,000 tenants. In addition to managing properties that we own, we manage approximately 11.3 million net rentable square feet in office, industrial and other properties for third parties.

We have determined that our reportable segments are those that are based on our method of internal reporting, which disaggregates our business by geographic region. As of March 31, 2004, our reportable segments include our five regions (1) Mid-Atlantic; (2) Midwest; (3) Southwest; (4) Northern California; and (5) Southern California.

At March 31, 2004, our properties were located in 11 markets, which were included in our reportable segments as follows:

Reportable Segment	Market
Mid-Atlantic	Metropolitan Washington D.C.
Midwest	Chicago, Suburban Detroit
Southwest	Dallas/Fort Worth, Austin, Denver, Houston
Northern California	Oakland, Sacramento
Southern California	San Diego, Los Angeles

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Unaudited)

Transactions

Regus Business Centre Corp. (RBCC) was a tenant of ours under an operating lease. The tenant filed Chapter 11 bankruptcy on January 14, 2003 and effective January 14, 2003, the lease was rejected. On January 21, 2004, we received a payment totaling $3.2 million as settlement for our claims in the bankruptcy. Proceeds from the transaction were used to repay a portion of the outstanding borrowings under our revolving credit facility.

As part of the proceeds from the December 2003 sale of a 2.5 acre parcel of land located in our Northern California region we recorded a $2.5 million note receivable. On January 16, 2004 in accordance with the terms of the note, we received a payment totaling $540,000 of which $510,000 was recorded as principal and $30,000 as interest income.

On January 22, 2004, Prentiss Office Investors, L.P. was established to acquire office properties in our core markets of Washington D.C./Northern Virginia, Chicago, Dallas/Ft. Worth, Northern California and San Diego/Orange County. The partnership was initially wholly owned by the operating partnership and its affiliates and was seeded by the transfer of several recent acquisitions including, 2291 Wood Oak Drive a single office building containing approximately 228,000 net rentable square feet located in Herndon, Virginia, Corporate Lakes III a single office building containing approximately 124,000 net rentable square feet located in Chicago, Illinois and seven office buildings containing approximately 370,000 net rentable square feet located in Carlsbad, California.

Pursuant to a joint venture agreement, effective February 1, 2004, Stichting Pensioenfonds ABP, a Netherlands based pension fund, acquired a 49% limited partnership interest in Prentiss Office Investors, L.P. for proceeds totaling $68.9 million. As a result of the transaction, we recorded a gain on sale of $1.3 million. The joint venture is consolidated with and into the accounts of the operating partnership. Proceeds from the transaction were used to repay a portion of the outstanding borrowings under our revolving credit facility.

On January 28, 2004, we completed two four-year interest rate swaps in a notional amount totaling $50.0 million. The interest rate swaps effectively lock in our cost of funds at 3.819% (before the spread over LIBOR) on $50.0 million of our variable rate borrowings. The interest rate swap agreements are effective beginning October 1, 2004 and mature October 1, 2008.

On February 4, 2004, pursuant to a unit repurchase agreement between our operating partnership and Brandywine Operating Partnership, L.P., we repurchased from Brandywine Operating Partnership, L.P. our outstanding 7.50% Series E Preferred Units and 26,768 common units held by Brandywine Operating Partnership, L.P. The Series E Preferred Units, which were classified as mandatorily redeemable preferred units on our consolidated balance sheet, were repurchased at their liquidation value of $10.0 million plus accrued and unpaid dividends of $70,055. The common units were repurchased for $891,803 representing a per unit price of $33.316, calculated as the average of the daily market price of our common shares for the 10 consecutive trading days prior to the date of repurchase. Concurrent with the repurchase, Brandywine Operating Partnership, L.P. repaid two promissory notes totaling $8.9 million and accrued and unpaid interest of $282,308 due to our operating partnership. An amount totaling $1.7 million, representing the difference between the units repurchased and the proceeds from the promissory notes was paid by our operating partnership to Brandywine Operating Partnership, L.P using funds from our revolving credit facility.

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

Using proceeds from our revolving credit facility, on February 24, 2004, we repurchased the operating partnership’s outstanding 8.30% Series B Cumulative Redeemable Perpetual Preferred Units, for approximately $96.2 million, which included accrued and unpaid dividends of $1.2 million. An amount totaling $1.6 million representing the original issuance cost of the Series B Cumulative Redeemable Perpetual Preferred Units was subtracted from net income in arriving at net income applicable to common shareholders in accordance with EITF Topic No. D-42.

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Unaudited)

On March 2, 2004, we negotiated an interest rate reduction on our $75.0 million unsecured term loan with Commerzbank AG. The interest rate which is based on overall leverage was reduced from 30-day LIBOR plus 125 to 175 basis points to 30-day LIBOR plus 112.5 to 160 basis points. In addition, the term loan which had an original maturity date of March 15, 2006 was extended to March 15, 2009.

On March 10, 2004, we completed a five-year interest rate swap in the notional amount of $30.0 million. The interest rate swap effectively locks in our cost of funds at 3.443% (before the spread over LIBOR) on $30.0 million of our variable rate borrowings. The interest rate swap agreement is effective beginning October 1, 2004 and matures October 1, 2009.

On June 10, 2002, we entered into a securities sales agreement with Brinson Patrick Securities Corporation which we refer to as the Dribble Plan. Under our Dribble Plan we may sell, with Brinson Patrick acting as our sales agent, up to 3,000,000 of our common shares at the then market price directly to the public. During the three months ended March 31, 2004, we issued 1,186,100 common shares through the Dribble Plan resulting in net proceeds of $39.3 million, or $33.09 per share after underwriting discounts. The proceeds were used to repay a portion of the outstanding borrowings under our revolving credit facility. Since the inception of the Dribble Plan, through March 31, 2004, pursuant to the Dribble Plan, we have issued 1,730,200 common shares and as a result, we have remaining 1,269,800 common shares available to issue under the plan.

2. Basis of Presentation

The accompanying financial statements are unaudited; however, our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The December 31, 2003 comparative balance sheet information was derived from audited financial statements. The results for the three month period ended March 31, 2004 are not necessarily indicative of the results to be obtained for the full fiscal year. These financial statements should be read in conjunction with our audited financial statements, and notes thereto, included in our annual report on Form 10-K for the fiscal year ended December 31, 2003.

3. Share-Based Compensation

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

On January 1, 2003, we adopted the fair value based method of accounting as prescribed by statement of Financial Accounting Standards No. 123 as amended, for our share-based compensation plans and we elected to apply this method on a prospective basis as prescribed in Financial Accounting Standards No. 148. The prospective basis requires that we apply the fair value based method of accounting to all awards granted, modified or settled after the beginning of the fiscal year in which we adopt the accounting method.

Historically, we applied the intrinsic value based method of accounting as prescribed by APB Opinion 25 and related Interpretations in accounting for our share-based awards. Had we fully adopted Statements of Financial Accounting Standards No. 123 for awards issued prior to January 1, 2003 it would have changed our method for recognizing the cost of our plans. Had the compensation cost for our share-based compensation plans been determined consistent with Statement of Financial Accounting Standards No. 123, our net income and net income per common share for the three months ended March 31, 2004 and 2003 would approximate the pro forma amounts below:

Three Months Ended March 31,	As reported 2004	Pro forma 2004	As reported 2003	Pro forma 2003
	(amounts in thousands, except per share data)
SFAS No. 123 charge	$500	$521	$473	$576
APB 25 charge	$—	$—	$—	$—
Net income applicable to common shareholders	$13,286	$13,265	$13,397	$13,294
Net income per common share-basic	$0.31	$0.31	$0.34	$0.34
Net income per common share-diluted	$0.30	$0.30	$0.34	$0.34

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Unaudited)

The effects of applying Statement of Financial Accounting Standards No. 123 in this pro forma disclosure are not indicative of future amounts.

4. Earnings per Share

We calculate earnings per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share,” which requires a dual presentation of basic and diluted earnings per share on the face of the income statement. Additionally, the statement requires a reconciliation of the numerator and denominator used in computing basic and diluted earnings per share. The table below presents a reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share for the three month periods ended March 31, 2004 and 2003:

	Three Months Ended March 31,
(in thousands, except per share data)	2004	2003
Reconciliation of the numerator used for basic earnings per share
Income from continuing operations	$15,683	$13,507
Preferred dividends	(3,713)	(2,113)
Gain on sale of real estate and interests in real estate partnerships	1,316	1,132

Income from continuing operations applicable to common shareholders	$13,286	$12,526
Discontinued operations	—	871

Net income applicable to common shareholders	$13,286	$13,397

Reconciliation of the denominator used for basic earnings per share
Weighted average common shares outstanding	43,426	38,949

Basic earnings per share	$0.31	$0.34

Reconciliation of the numerator used for dilutive earnings per share
Income from continuing operations	$15,683	$13,507
Preferred dividends	(3,713)	(2,113)
Gain on sale of real estate and interests in real estate partnerships	1,316	1,132

Income from continuing operations applicable to common shareholders	$13,286	$12,526
Discontinued operations	—	871

Net income applicable to common shareholders	$13,286	$13,397

Reconciliation of the denominator used for dilutive earnings per share
Weighted average common shares outstanding	43,426	38,949
Preferred shares (1)	—	—
Options	244	111

Weighted average common shares and common share equivalents outstanding	43,670	39,060

Diluted earnings per share	$0.30	$0.34

(1)	Preferred shares for the three months ended March 31, 2004 and 2003 are excluded from the denominator in calculating dilutive earnings per share as such shares were anti-dilutive for the periods; therefore, the numerator used in the calculation of dilutive earnings per share is income applicable to common shareholders for both periods.

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Unaudited)

5. Deferred Charges and Other Assets, Net

Deferred charges consisted of the following at March 31, 2004 and December 31, 2003:

	March 31, 2004	December 31, 2003
	(in thousands)
Deferred leasing costs and tenant improvements	$281,260	$276,926
In-place lease value at market	7,384	7,425
Below market lease values	(15)	(15)
Deferred financing costs	14,875	14,870
Prepaids and other assets	8,874	8,920

	312,378	308,126
Less: accumulated amortization	(105,087)	(100,331)

	$207,291	$207,795

We record the amortization related to deferred leasing costs and tenant improvements and in-place lease value at market, below market lease value, deferred financing costs and prepaids in the line items, “Depreciation and amortization,” “rental income,” “amortization of deferred financing costs,” and “property operating and maintenance,” respectively, in our consolidated statements of income.

6. Accounts Receivable, Net

Accounts receivable consisted of the following at March 31, 2004 and December 31, 2003:

	March 31, 2004	December 31, 2003
	(in thousands)
Rents and services	$10,786	$12,322
Accruable rental income	46,764	44,137
Other	859	939

	58,409	57,398
Less: allowance for doubtful accounts	(8,958)	(9,986)

	$49,451	$47,412

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Unaudited)

7. Investments in Unconsolidated Joint Ventures

The following information summarizes the financial position at March 31, 2004 and December 31, 2003 and the results of operations for the three month periods ended March 31, 2004 and 2003 for the investments in which we held a non-controlling interest during the period presented:

Summary of Financial Position:	Total Assets		Total Debt (4)		Total Equity		Company’s Investment
(in thousands)	March 31, 2004	Dec. 31, 2003	March 31, 2004	Dec. 31, 2003	March 31, 2004	Dec. 31, 2003	March 31, 2004	Dec. 31, 2003
Broadmoor Austin Associates(1)	$101,895	$103,334	$136,939	$138,552	$(35,683)	$(35,991)	$3,973	$3,882
Tysons International Partners(2)	95,127	95,186	59,721	59,914	34,087	34,213	9,194	9,226
Other Investments(3)	—	—	—	—	—	—	1,107	1,107

							$14,274	$14,215

Summary of Operations for the Three Months Ended March 31, 2004 and 2003:	Total Revenue		Net Income		Company’s Share of Net Income/ (Loss)
(in thousands)	2004	2003	2004	2003	2004	2003
Broadmoor Austin Associates	$5,017	$5,056	$1,220	$1,128	$610	$564
Tysons International Partners	2,943	3,244	(126)	248	(32)	62

Total					$578	$626

(1)	We own a 50% non-controlling interest in Broadmoor Austin Associates, an entity, which owns a seven-building, 1.1 million net rentable square foot office complex in Austin, Texas.

(2)	We own a 25% non-controlling interest in Tysons International Partners, an entity, which owns two office properties containing 452,000 net rentable square feet in the Northern Virginia area.

(3)	Represents a 1% investment in certain real estate entities that we account for using the cost method of accounting.

(4)	The mortgage debt, all of which is non-recourse, is collateralized by the individual real estate property or properties within each venture.

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Unaudited)

8. Mortgages and Notes Payable

At March 31, 2004, we had mortgages and notes payable of $1.03 billion, excluding our proportionate share of debt from our investments in joint ventures.

The following table sets forth our mortgages and notes payable as of March 31, 2004 and December 31, 2003:

Description	March 31, 2004	December 31, 2003	Amortization	Interest Rate(3)	Maturity
	(in thousands)
Collateralized term loan	$70,625	$70,813	25 yr	LIBOR+1.375%	September 30, 2004
Revolving credit facility	118,500	111,000	None	LIBOR+1.250%	February 19, 2007
Unsecured term loan - Commerz	75,000	75,000	None	LIBOR+1.250%	March 15, 2009
Unsecured term loan - Eurohypo I	100,000	100,000	None	LIBOR+1.250%	May 22, 2008
Unsecured term loan - Eurohypo II	13,950	14,000	30 yr	7.46%	July 15, 2009
PPREFI portfolio loan	180,100	180,100	None	7.58%	February 26, 2007
Mortgage notes payable	476,759	478,122	(1)	(2)	(2)

	$1,034,934	$1,029,035

(1)	Excluding the $66.0 million financing of our Burnett Plaza property, which requires interest only payments until maturity, our mortgage notes have debt service requirements based on amortization terms ranging from 18 to 30 years.

(2)	Excluding the Burnett Plaza financing, which has an interest rate equal to 30-day LIBOR plus 150 basis points, the interest rates range from 6.63% to 8.05% with a weighted average interest rate of 7.35% at March 31, 2004. Maturity dates range from April 2005 through June 2013 with a weighted average maturity of 5.5 years from March 31, 2004.

(3)	30-day LIBOR was 1.09% at March 31, 2004.

Our mortgages and notes payable at March 31, 2004 consisted of $590.9 million of fixed rate, non-recourse, long-term mortgages, $14.0 million of fixed rate, recourse debt and $430.1 million of floating rate debt, $275.0 million of which was hedged at March 31, 2004 with variable to fixed rate hedges.

Future scheduled principal repayments of our outstanding mortgages and notes payable are as follows:

(in thousands)
2004	$75,023
2005	104,873
2006	10,266
2007	311,286
2008	106,689
Thereafter	426,797

$1,034,934

9. Interest Rate Hedges

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

Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified to earnings. This reclassification is consistent with when the hedged items are recognized in earnings. Within the next twelve months, we expect to reclassify to earnings approximately $5.8 million of the current balance held in accumulated other comprehensive income.

The following table summarizes the notional values and fair values of our derivative financial instruments at March 31, 2004. The notional value provides an indication of the extent of our involvement in these instruments as of the balance sheet date, but does not represent exposure to credit, interest rate or market risks.

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Unaudited)

Notional Amount	Swap Rate Paid (Fixed)	Effective Fixed Rate	Swap Rate Received (Variable) at March 31, 2004	Swap Maturity	Fair Value
					(in thousands)
$ 50 million	6.253%	7.628%	1.09%	September 2004	$(1,295)
$ 60 million	6.248%	7.623%	1.09%	September 2004	(1,553)
$ 25 million	4.345%	5.845%	1.09%	July 2005	(939)
$ 15 million	4.345%	5.845%	1.09%	July 2005	(563)
$ 20 million	5.985%	7.235%	1.09%	March 2006	(1,616)
$ 30 million	5.990%	7.240%	1.09%	March 2006	(2,426)
$ 50 million	2.270%	3.520%	1.09%	August 2007	308
$ 25 million	2.277%	3.527%	1.09%	August 2007	149
$ 30 million(1)	3.857%	5.107%	1.09%	September 2008	(809)
$ 30 million(1)	3.819%	5.069%	1.09%	October 2008	(765)
$ 20 million(1)	3.819%	5.069%	1.09%	October 2008	(510)
$ 30 million(1)	3.443%	4.693%	1.09%	October 2009	18

Total					$(10,001)

(1)	The interest rate swaps have an effective date of October 1, 2004.

Cash payments made under our interest rate hedges exceeded cash receipts from our interest rate hedges by $2.6 million and $2.3 million for the three months ended March 31, 2004 and 2003, respectively.

10. Accounts Payable and Other Liabilities

Accounts payable and other liabilities consisted of the following at March 31, 2004 and December 31, 2003:

	March 31, 2004	December 31, 2003
	(in thousands)
Accrued interest expense	$5,434	$5,618
Accrued real estate taxes	17,191	24,764
Advance rents and deposits	18,913	18,067
Deferred compensation payable	5,929	4,941
Other liabilities	20,572	28,351

	$68,039	$81,741

11. Distributions

On March 10, 2004, we declared a cash distribution for the first quarter of 2004 in the amount of $0.56 per share, payable on April 8, 2004 to common shareholders of record on March 31, 2004. Additionally, we determined that a distribution of $0.56 per common unit would be made to the partners of the operating partnership and the holders of our Series D Convertible Preferred Shares. The distributions totaled $27.7 million and were paid April 8, 2004. In addition, distributions totaling $70,000 and $1.2 million were paid to the holders of our Series E Preferred Units and our Series B Perpetual Preferred Units prior to their respective redemptions on February 4, 2004 and February 24, 2004. The distributions equated to an annualized 7.5% of the face amount of the Series E Preferred Units and an annualized 8.3% of the face amount of the Series B Perpetual Preferred Units.

12. Supplemental Disclosure of Non-Cash Activities

During the three months ended March 31, 2004, we declared cash distributions totaling $27.7 million payable to holders of common shares, operating partnership units and Series D Convertible Preferred Shares. The distributions were paid April 8, 2004.

Pursuant to our long-term incentive plan, during the three months ended March 31, 2004, we issued 89,000 restricted common shares to various key employees. The shares, which had a market value of approximately $3.0 million based upon the per share price on the date of grant, were classified as unearned compensation and recorded in the shareholders’ equity section of the consolidated balance sheet. The unearned compensation is amortized quarterly as compensation expense over the three-year vesting period.

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Unaudited)

During the three months ended March 31, 2004, 10,580 common shares were issued pursuant to the conversion of 10,580 common units of our operating partnership. The common shares had a market value of approximately $374,000 on the conversion date.

During the three months ended March 31, 2004, common shares held in treasury increased by $4.2 million primarily relating to 116,375 common shares surrendered as payment of the exercise price and statutory withholdings for certain share options exercised during the period.

We marked-to-market our investments in securities and our interest rate hedges. During the three months ended March 31, 2004, we recorded an unrealized loss of $2.0 million and an unrealized gain of $26,000 on our interest rate hedges and investments in securities, respectively.

13. Segment Information

The tables below present information about segment assets, our investments in equity method investees, expenditures for additions to long-lived assets and revenues and income from continuing operations used by our chief operating decision maker as of and for the three month periods ended March 31, 2004 and 2003:

For the Three Months Ended March 31, 2004

(in thousands)

	Mid-Atlantic	Midwest	Southwest	Northern California	Southern California	Total Segments	Corporate Not Allocable To Segments	Consolidated Total
Revenues	$24,194	$14,994	$32,351	$12,343	$10,072	$93,954	$758	$94,712

Income from continuing operations	$10,289	$3,755	$12,457	$5,584	$3,199	$35,284	$(19,601)	$15,683

Additions to long-lived assets:
Development/redevelopment	$—	$1,255	$162	$—	$98	$1,515	$—	$1,515
Capital expenditures for in-service properties	1,604	3,228	3,625	1,295	1,002	10,754	—	10,754

Total additions	$1,604	$4,483	$3,787	$1,295	$1,100	$12,269	$—	$12,269

Investment balance in equity method investees	$9,194	$—	$3,973	$—	$—	$13,167	$—	$13,167

Assets	$616,069	$414,660	$635,634	$252,698	$241,946	$2,161,007	$24,424	$2,185,431

For the Three Months Ended March 31, 2003

(in thousands)

	Mid-Atlantic	Midwest	Southwest	Northern California	Southern California	Total Segments	Corporate Not Allocable To Segments	Consolidated Total
Revenues	$21,868	$14,601	$28,931	$12,322	$7,942	$85,664	$1,599	$87,263

Income from continuing operations	$10,716	$4,179	$9,534	$5,576	$3,478	$33,483	$(19,976)	$13,507

Additions to long-lived assets:
Development/redevelopment	$1,023	$1,276	$89	$4	$169	$2,561	$—	$2,561
Capital expenditures for in- service properties	787	312	2,066	707	428	4,300	—	4,300

Total additions	$1,810	$1,588	$2,155	$711	$597	$6,861	$—	$6,861

Investment balance in equity method investees	$9,625	$—	$3,939	$—	$—	$13,564	$—	$13,564

Assets	$613,112	$380,857	$662,259	$268,216	$179,101	$2,103,545	$37,942	$2,141,487

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Unaudited)

14. Recently Issued Accounting Pronouncements

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

We have evaluated our investments in Broadmoor Austin Associates and Tysons International Partners and determined that the consolidation of these entities by our operating partnership is not required pursuant to FASB Interpretation No. 46(R). In addition, we evaluated our investment in Prentiss Office Investors, L.P. and determined that Prentiss Properties Acquisition Partners, L.P. will absorb a majority of the expected losses and receive a majority of the expected residual return of Prentiss Office Investors, L.P. and as a result, in accordance with FASB Interpretation No. 46, as revised, Prentiss Office Investors, L.P. is consolidated with and into the accounts of Prentiss Properties Acquisition Partners, L.P.

15. Subsequent Events

On April 22, 2004, using proceeds from our revolving credit facility, we acquired a 1.2 million net rentable square foot class “AA” office building in Dallas, Texas for gross consideration of $124 million. At acquisition, the building was 84% leased.

On April 26, 2004, we completed a five-year interest rate swap in a notional amount totaling $50.0 million. The interest rate swap effectively locks our cost of funds at 3.935% (before the spread over LIBOR) on $50.0 million of our variable rate borrowings. The interest rate swap is effective beginning May 3, 2004 and matures May 1, 2009.

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

As of March 31, 2004, we owned interests in a diversified portfolio of 137 primarily suburban Class A office and suburban industrial properties as follows:

	Number of Buildings	Net Rentable Square Feet
		(in millions)
Office properties	106	15.1
Industrial properties	31	2.3

Total	137	17.4

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

As a result of the recent weak economic climate, the office real estate markets have been materially affected. The contraction of office workforces has reduced demand for office space and overall vacancy rates for office properties increased in all of our markets through 2002 and our operations were adversely impacted. In 2003, vacancy rates appeared to peak in many of our markets and some positive net absorption of space started to occur. Of our four largest markets, the Northern Virginia/Metropolitan Washington, D.C., Dallas/Fort Worth, Chicago and Austin only Northern Virginia/Metropolitan Washington, D.C. experienced positive net absorption for the year ended December 31, 2003. During the first quarter 2004, the Northern Virginia/Metropolitan Washington, D.C. market continued its trend of positive net absorption. The first quarter also brought Austin positive net absorption. Because vacancy rates remain high in most markets and because the demand for office space typically lags behind overall economic growth, we do not expect any material improvement in leasing conditions prior to 2005.

Occupancy in our portfolio has trended down from 96% at December 31, 2000 to 91% as of December 31, 2003. Occupancy at March 31, 2004 remained relatively constant at 91%. Market rental rates have declined in most markets from peak levels and there may be additional declines in some markets in 2004.

Our organization consists of a corporate office located in Dallas, Texas and five regional offices each of which operates under the guidance of a member of our senior management team. The following table presents first quarter 2004 regional revenues and the 11 markets in which our properties are located, with the first market being the location of each regional office:

Region	Revenues	Market
	(in thousands)
Mid-Atlantic	$24,194	Metropolitan Washington DC
Midwest	14,994	Chicago, Suburban Detroit
Southwest	32,351	Dallas/Fort Worth, Austin, Denver, Houston
Northern California	12,343	Oakland, Sacramento
Southern California	10,072	San Diego, Los Angeles

Total	$93,954

In addition to the $94.0 million of regional revenues, during the three months ended March 31, 2004, we recognized $758,000 of revenue consisting primarily of interest income which was not allocated to our regions.

At March 31, 2004, we had 15.8 million square feet of in-place leases representing 91% of the net rentable square feet of our properties. Our leases range in term from 1 month to 20 years with an average term of 5 to 7 years. The 15.8 million square feet of in-place leases expire as follows:

	Square Feet
	(in thousands)
2004	1,731	10.9%
2005	1,652	10.4%
2006	2,029	12.9%
2007	2,097	13.3%
2008	1,703	10.8%
Thereafter	6,601	41.7%

	15,813	100.0%

If one or more tenants fail to pay their rent due to bankruptcy, weakened financial condition or otherwise, our income, cash flow and ability to make distributions would be negatively impacted. At any time, a tenant may seek the protection of the bankruptcy laws, which could result in delays in rental payments or in the rejection and termination of such tenant leases.

First Quarter 2004 Transactions

Regus Business Centre Corp. (RBCC) was a tenant of ours under an operating lease. The tenant filed Chapter 11 bankruptcy on January 14, 2003 and effective January 14, 2003, the lease was rejected. On January 21, 2004, we received a payment totaling $3.2 million as settlement for our claims in the bankruptcy. Proceeds from the transaction were used to repay a portion of the outstanding borrowings under our revolving credit facility.

As part of the proceeds from the December 2003 sale of a 2.5 acre parcel of land located in our Northern California region we recorded a $2.5 million note receivable. On January 16, 2004 in accordance with the terms of the note, we received a payment totaling $540,000 of which $510,000 was recorded as principal and $30,000 as interest income.

On January 22, 2004, Prentiss Office Investors, L.P. was established to acquire office properties in our core markets of Washington D.C./Northern Virginia, Chicago, Dallas/Ft. Worth, Northern California and San Diego/Orange County. The partnership was initially wholly owned by the operating partnership and its affiliates and was seeded by the transfer of several recent acquisitions including, 2291 Wood Oak Drive a single office building containing approximately 228,000 net rentable square feet located in Herndon, Virginia, Corporate Lakes III a single office building containing approximately 124,000 net rentable square feet located in Chicago, Illinois and seven office buildings containing approximately 370,000 net rentable square feet located in Carlsbad, California.

Pursuant to a joint venture agreement, effective February 1, 2004, Stichting Pensioenfonds ABP, a Netherlands based pension fund, acquired a 49% limited partnership interest in Prentiss Office Investors, L.P. for proceeds totaling $68.9 million. As a result of the transaction, we recorded a gain on sale of $1.3 million. The joint venture is consolidated with and into the accounts of the operating partnership. Proceeds from the transaction were used to repay a portion of the outstanding borrowings under our revolving credit facility.

On January 28, 2004, we completed two four-year interest rate swaps in a notional amount totaling $50.0 million. The interest rate swaps effectively lock in our cost of funds at 3.819% (before the spread over LIBOR) on $50.0 million of our variable rate borrowings. The interest rate swap agreements are effective beginning October 1, 2004 and mature October 1, 2008.

On February 4, 2004, pursuant to a unit repurchase agreement between our operating partnership and Brandywine Operating Partnership, L.P., we repurchased from Brandywine Operating Partnership, L.P. our outstanding 7.50% Series E Preferred Units and 26,768 common units held by Brandywine Operating Partnership, L.P. The Series E Preferred Units, which were classified as mandatorily redeemable preferred units on our consolidated balance sheet, were repurchased at their liquidation value of $10.0 million plus accrued and unpaid dividends of $70,055. The common units were repurchased for $891,803 representing a per unit price of $33.316, calculated as the average of the daily market price of our common shares for the 10 consecutive trading days prior to the date of repurchase. Concurrent with the repurchase, Brandywine Operating Partnership, L.P. repaid two promissory notes totaling $8.9 million and accrued and unpaid interest of $282,308 due to our operating partnership. An amount totaling $1.7 million, representing the difference between the units repurchased and the proceeds from the promissory notes was paid by our operating partnership to Brandywine Operating Partnership, L.P using funds from our revolving credit facility.

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

Using proceeds from our revolving credit facility, on February 24, 2004, we repurchased the operating partnership’s outstanding 8.30% Series B Cumulative Redeemable Perpetual Preferred Units, for approximately $96.2 million, which included accrued and unpaid dividends of $1.2 million. An amount totaling $1.6 million representing the original issuance cost of the Series B Cumulative Redeemable Perpetual Preferred Units was subtracted from net income in arriving at net income applicable to common shareholders in accordance with EITF Topic No. D-42.

On March 2, 2004, we negotiated an interest rate reduction on the $75.0 million unsecured term loan with Commerzbank AG. The interest rate which is based on overall leverage was reduced from 30-day LIBOR plus 125 to 175 basis points to 30-day LIBOR plus 112.5 to 160 basis points. In addition, the term loan which had an original maturity date of March 15, 2006 was extended to March 15, 2009.

On March 10, 2004, we completed a five-year interest rate swap in the notional amount of $30.0 million. The interest rate swap effectively locks in our cost of funds at 3.443% (before the spread over LIBOR) on $30.0 million of our variable rate borrowings. The interest rate swap agreement is effective beginning October 1, 2004 and matures October 1, 2009.

On June 10, 2002, we entered into a securities sales agreement with Brinson Patrick Securities Corporation which we refer to as the Dribble Plan. Under our Dribble Plan we may sell, with Brinson Patrick acting as our sales agent, up to 3,000,000 of our common shares at the then market price directly to the public. During the three months ended March 31, 2004, we issued 1,186,100 common shares through the Dribble Plan resulting in net proceeds of $39.3 million, or $33.09 per share after underwriting discounts. The proceeds were used to repay a portion of the outstanding borrowings under our revolving credit facility. Since the inception of the Dribble Plan, through March 31, 2004, we have issued 1,730,200 common shares pursuant to the Dribble Plan and as a result, we have, pursuant to the Dribble Plan, 1,269,800 common shares available for issuance.

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

The significant accounting policies used in the preparation of our consolidated financial statements are fully described in Note (2) to our audited consolidated financial statements for the year ended December 31, 2003, included in our Form 10-K filed on March 15, 2004. However, certain of our significant accounting estimates are considered critical accounting estimates because the estimate requires our management to make assumptions about matters that are highly uncertain at the time the estimate is made and different estimates that reasonably could have been used in the current period, or changes in the estimates that are reasonably likely to occur from period to period, would have a material impact on our financial condition, changes in financial condition or results of operations. We consider our critical accounting policies and estimates to be those used in the determination of the reported amounts and disclosure related to the following:

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

Impairment of long-lived assets and long-lived assets to be disposed of

Real estate, leasehold improvements and land holdings are classified as long-lived assets held for sale or long-lived assets to be held and used. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we record assets held for sale at the lower of the carrying amount or fair value, less cost to sell. With respect to assets classified as held and used, we periodically review these assets to determine whether our carrying amount will be recovered. All of our long-lived assets were classified as held and used at March 31, 2004. Our operating real estate, which comprises the majority of our long-lived assets, had a carrying amount of $1.8 billion at March 31, 2004. A long-lived asset is considered impaired if its carrying amount exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Upon impairment, we would recognize an impairment loss to reduce the carrying value of the long-lived asset to our estimate of its fair value. Our estimate of fair value and cash flows to be generated from our properties requires us to make assumptions related to future occupancy of our properties, future rental rates, tenant concessions, operating expenditures, property taxes, capital improvements, the ability of our tenants to perform pursuant to their lease obligations, the holding period of our properties and the proceeds to be generated from the eventual sale of our properties. If one or more of our assumptions proves incorrect or if our assumptions change, the recognition of an impairment loss on one or more properties may be necessary in the future. The recognition of an impairment loss would negatively impact earnings. We did not recognize any impairment losses during the three month periods ended March 31, 2004 and 2003.

Allowance for doubtful accounts

Accounts receivable are reduced by an allowance for amounts that we estimate to be uncollectible. Our receivable balance is comprised primarily of accrued rental rate increases to be received over the life of in-place leases as well as rents and operating cost recoveries due from tenants. We regularly evaluate the adequacy of our allowance for doubtful accounts considering such factors as credit quality of our tenants, delinquency of payment, historical trends and current economic conditions. At March 31, 2004, we had total receivables of $58.4 million and an allowance for doubtful accounts of $9.0 million, resulting in a net receivable balance of $49.4 million. Of the $58.4 million in total receivables, $46.8 million represents accrued rental rate increases to be received over the life of in-place leases. It is our policy to reserve all outstanding receivables that are 90-days past due along with a portion of the remaining receivable balance that we feel is uncollectible based on our evaluation of the outstanding receivable balance. In addition, we increase our allowance for doubtful accounts for accrued rental rate increases, if we determine such future rent is uncollectible. Actual results may differ from these estimates under different assumptions or conditions. If our assumptions, regarding the collectibility of accounts receivable, prove incorrect, we may experience write-offs in excess of our allowance for doubtful accounts which would negatively impact earnings. The table below presents bad debt expense recognized during the three months ended March 31, 2004 and 2003, which includes increases or decreases to our allowance for doubtful accounts. The table also presents our allowance for doubtful accounts at March 31, 2004 and 2003:

	Three Months Ended March 31,
(in thousands)	2004	2003
Bad debt expense	$333	$958
Less: Bad debts realized during the period	(1,361)	(288)

(Decrease)/increase in allowance for doubtful accounts	$(1,028)	$670

Allowance for doubtful accounts at period end	$8,958	$8,382

Depreciable lives applied to real estate assets and improvements to real estate assets

Depreciation on buildings and improvements is provided under the straight-line method over an estimated useful life of 30 to 40 years for office buildings and 25 to 30 years for industrial buildings. Significant betterments made to our real estate assets are capitalized and depreciated over the estimated useful life of the betterment. If our estimate of useful lives proves to be materially incorrect, the depreciation and amortization expense that we currently recognize would also prove to be materially incorrect. A change in our estimate of useful lives would therefore result in either an increase or decrease in depreciation and amortization expense and thus, a decrease or increase in earnings. The table below presents real estate related depreciation and amortization expense, including real estate depreciation and amortization included in income from continuing operations as well as discontinued operations, for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
(in thousands)	2004	2003
Real estate depreciation and amortization	$22,982	$19,545

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

We did not acquire any real estate properties during the three months ended March 31, 2004.

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

Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we use interest rate swaps as part of our cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without the exchange of the underlying principal amount. During the three months ended March 31, 2004, such derivatives were used to hedge the variable cash flows associated with a portion of our variable-rate debt.

As of March 31, 2004, we did not have any derivatives designated as fair value hedges. Additionally, we do not use derivatives for trading or speculative purposes and currently, we do not have any derivatives that are not designated as hedges.

To determine the fair value of our derivative instruments, we use a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. For the majority of financial instruments including most derivatives, standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost, and termination cost are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized. Future cash inflows or outflows from our derivative instruments depend upon future borrowing rates. If assumptions about future borrowing rates prove to be materially incorrect, the recorded value of these agreements could also prove to be materially incorrect. Because we use the derivative instruments to hedge our exposure to variable interest rates, thus effectively fixing a portion of our variable interest rates, changes in future borrowing rates could result in our interest expense being either higher or lower than might otherwise have been incurred on our variable-rate borrowings had the rates not been fixed. The table below presents the amount by which cash payments made under our interest rate swap agreements exceeded cash receipts from our agreements during the three months ended March 31, 2004 and 2003. The table also presents the estimated fair value of our in-place swap agreements as of March 31, 2004 and 2003.

	Three Months Ended March 31,
(in thousands)	2004	2003
Net cash paid under our interest rate swap agreements	$2,579	$2,318
Fair value of interest rate swaps at March 31, 2004	$(10,001)	$(15,902)

Results of Operations

Comparison of the three months ended March 31, 2004 to the three months ended March 31, 2003

The table below presents our consolidated statements of income for the three months ended March 31, 2004 and 2003:

Consolidated Statements of Income	Three Months Ended March 31,		Increase/ (Decrease)	% Change
	2004	2003
(in thousands)
Revenues:
Rental income	$91,224	$82,908	$8,316	10.0%
Service business and other income	3,488	4,355	(867)	-19.9%

	94,712	87,263	7,449	8.5%

Expenses:
Property operating and maintenance	23,060	21,068	1,992	9.5%
Real estate taxes	10,135	9,895	240	2.4%
General and administrative and personnel cost	2,585	2,396	189	7.9%
Expenses of service business	1,649	2,219	(570)	-25.7%
Depreciation and amortization	23,111	18,589	4,522	24.3%

	60,540	54,167	6,373	11.8%

Other expenses:
Interest expense	16,838	17,068	(230)	-1.3%
Amortization of deferred financing costs	565	509	56	11.0%

	17,403	17,577	(174)	-1.0%

Income from continuing operations before minority interests and equity in income of unconsolidated joint ventures	16,769	15,519	1,250	8.1%
Minority interests	(1,664)	(2,638)	(974)	-36.9%
Equity in income of unconsolidated joint ventures	578	626	(48)	-7.7%

Income from continuing operations	15,683	13,507	2,176	16.1%

Discontinued operations:
Income from discontinued operations	—	904	(904)	-100.0%
Minority interests related to discontinued operations	—	(33)	(33)	-100.0%

	—	871	(871)	-100.0%

Income before gain on sale of real estate and interests in real estate partnerships	15,683	14,378	1,305	9.1%
Gain on sale of real estate and interests in real estate partnerships	1,316	1,132	184	16.3%
Net income	$16,999	$15,510	$1,489	9.6%
Preferred dividends	(3,713)	(2,113)	1,600	75.7%

Net income applicable to common shareholders	$13,286	$13,397	$(111)	-0.8%

Included below is a discussion of the significant events or transactions that have impacted our results of operations when comparing the three months ended March 31, 2004 to the three months ended March 31, 2003.

Acquisition of Real Estate. During the period January 1, 2003 through March 31, 2004, we acquired eleven office properties containing in the aggregate approximately 1.1 million net rentable square feet as follows:

Acquired Properties	Segment	Market	Month of Acquisition	Number of Buildings	Net Rentable Square Feet	Acquisition Price
					(in thousands)	(in millions)
Park West C3	Southwest	Dallas/Ft. Worth	Feb. 2003	1	339	28.1
410 Warrenville Road	Midwest	Chicago	May 2003	1	60	8.7
Corporate Lakes III	Midwest	Chicago	June 2003	1	124	22.6
2291 Wood Oak Drive	Mid-Atlantic	Metro. Wash., D.C.	Aug. 2003	1	228	52.2
Camino West Corporate Park	Southern Calif.	San Diego	Nov. 2003	1	54	8.9
Carlsbad Airport Plaza	Southern Calif.	San Diego	Nov. 2003	1	62	10.5
La Place Court	Southern Calif.	San Diego	Nov. 2003	2	81	13.6
Pacific Ridge Corporate Centre	Southern Calif.	San Diego	Nov. 2003	2	121	23.9
Pacific View Plaza	Southern Calif.	San Diego	Nov. 2003	1	52	10.2

				11	1,121	$178.7

Real Estate Dispositions. During the period January 1, 2003 through March 31, 2004, we disposed of eleven office properties containing 983,000 net rentable square feet. Two office properties, containing 339,000 square feet, within our Southwest region were sold on June 26, 2003. The remaining nine properties, containing 644,000 square feet, were sold on July 24, 2003. These nine properties represented our only properties in the Atlanta area, a market within our Mid-Atlantic region.

Other Significant Real Estate Transactions. On November 22, 1999, we acquired 123 North Wacker, a 540,000 net rentable square foot office property located in our Midwest Region for a purchase price of approximately $87.3 million. The property was primarily leased to a single tenant whose intention was to vacate the property in September 2001 upon the expiration of the in-place lease. Our intention was to convert and market the building for lease as a multi-tenant property. The property, which was vacated as intended, is currently approximately 91% leased as compared to 81% leased at March 31, 2003.

The following is a discussion of the material changes in our consolidated statements of income and a discussion of the impact that the significant events or transactions, as described above, had on one or more line items of our consolidated statements of income when comparing the three months ended March 31, 2004 to the three months ended March 31, 2003.

Rental Income. Rental income increased $5.3 million due to real estate acquisitions. In addition, during the three months ended March 31, 2004, we received $3.2 million representing the settlement of our bankruptcy claims with Regus Business Centre Corporation. The leasing of our 123 North Wacker property resulted in an increase of $600,000. These increases were offset by a decrease of $793,000 from our other properties relating primarily to occupancy and rental rate declines in our portfolio for the three months ended March 31, 2004 compared to March 31, 2003.

Property Operating and Maintenance. Property operating and maintenance cost increased $1.2 million due to real estate acquisitions. The leasing of our 123 North Wacker property resulted in an increase of $21,000. Property operating and maintenance expenses related to our other properties increased by $817,000. The increase in property operating and maintenance expenses at our other properties primarily related to an increase from the three months ended March 31, 2003 to the three months ended March 31, 2004 of utility expense.

Real Estate Taxes. Real estate taxes increased $466,000 due to real estate acquisitions. The leasing of our 123 North Wacker property resulted in an increase of $223,000. The increases were offset by a decrease of $449,000 from our other properties. The decreases primarily resulted from lower estimates of current year taxes resulting from lower property tax assessments across our portfolio.

Service Business and Other Income/Expenses of Service Business. The decrease in service business and other income was mainly due to a decrease in leasing fee income for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. A decrease in income tax expense offset by an increase in personnel costs caused an overall decrease in expenses of the service business.

Interest Expense. The decrease in interest expense is primarily a result of a decrease in weighted average borrowings outstanding for the three months ended March 31, 2004 compared to the three months ended March 31, 2003, as well as a decrease in the weighted average interest rate paid on outstanding borrowings from 6.60% to 6.55% for the respective periods, offset by a decrease in capitalized interest from $416,000 for the three months ended March 31, 2003 to $0 for the three months ended March 31, 2004.

Depreciation and Amortization. Depreciation and amortization increased $2.7 million due to real estate acquisitions. The leasing of our 123 North Wacker property resulted in an increase of $147,000. Depreciation and amortization for our other properties increased by $1.6 million which is attributable to the depreciation and amortization expense related to capital expenditures incurred at our properties subsequent to acquisition.

Minority Interests. The decrease in minority interest expense was primarily due to a decrease in the proportionate share of net income attributable to the Series B Cumulative Redeemable Perpetual Preferred unitholders share as a result of the repurchase of these units on February 24, 2004, as well as the reclassification of the Series E Preferred unitholders’ proportionate share of net income from minority interest to interest expense. The Series E Preferred Units were repurchased on February 4, 2004.

Discontinued Operations. The decrease in discontinued operations is due to the disposition of properties recorded as discontinued operations during the three months ended March 31, 2003. The properties included 339,000 square feet in our Southwest region and 644,000 square feet in our Mid-Atlantic region. The properties were sold prior to January 1, 2004 and as a result, there were no discontinued operations recognized during the three months ended March 31, 2004.

Liquidity and Capital Resources

Cash and cash equivalents were $11.2 million and $5.9 million at March 31, 2004 and December 31, 2003, respectively. The increase in cash and cash equivalents is a result of net cash provided by operating activities and investing activities exceeding net cash used in financing activities.

Cash flows provided by operating activities totaled $22.3 million for the three months ended March 31, 2004 compared to $17.6 million for the three months ended March 31, 2003. The change in cash flows from operating activities is attributable to (1) the factors discussed in our analysis of results of operations for the three months ended March 31, 2004 compared to March 31, 2003 and (2) the timing of receipt of revenues and payment of expenses.

Net cash provided in investing activities totaled $65.9 million for the three months ended March 31, 2004 compared to cash used of $32.1 million for the three months ended March 31, 2003. The increase in net cash provided from investing activities of $98.0 million is due primarily to an increase of $69.3 million in cash generated from the sale of a 49% interest in Prentiss Office Investors, L.P., a decrease of $27.8 million in cash used in the purchase of real estate, an increase of $9.5 million in cash received from the repayments of notes receivable and $1.0 million decrease in cash used in the development and redevelopment of real estate, offset by an increase of $6.5 million of cash used on capital expenditures for in-service properties and a decrease in proceeds from the sale of real estate of $2.4 million.

Net cash used in financing activities totaled $82.9 million for the three months ended March 31, 2004 compared to cash provided of $18.9 million for the three months ended March 31, 2003. The increase in net cash used for financing activities of $101.8 million is due primarily to a decrease in net borrowings of debt totaling $39.5 million, an increase of $105.0 million in cash used for the redemption of preferred units, an increase of $3.0 million in distribution paid and an increase in cash used of $891,000 for the repurchase of common operating partnership units, offset by an increase in cash generated from the sale of common shares of $46.5 million.

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

Debt Financing

As of March 31, 2004, we had outstanding total indebtedness, including our pro rata share of joint venture debt, of approximately $1.1 billion, or approximately 38.0% of total market capitalization based on a common share price of $36.90 per common share. The amount of indebtedness that we may incur, and the policies with respect thereto, are not limited by our declaration of trust and bylaws, and are solely within the discretion of our board of trustees, limited only by various financial covenants in our credit agreements.

The following table sets forth our mortgages and notes payable, including our pro rata share of joint venture debt as of March 31, 2004:

Borrower/Description	Current Balance	Amortization	Interest Rate	Maturity
	(in thousands)
Broadmoor Austin Associates
Broadmoor Austin (1)	$68,470	16 yr	7.04%	April 10, 2011
Burnett Plaza Associates
Burnett Plaza	66,000	None	LIBOR+1.500%	July 9, 2005
PL Properties Associates, L.P.
Park West C2	33,339	30 yr	6.63%	November 10, 2010
Prentiss Properties Acquisition Partners, L.P.
Collateralized Term Loan (2)	70,625	25 yr	LIBOR + 1.375%	September 30, 2004
Walnut Glen Tower	33,432	30 yr	6.92%	April 1, 2005
Revolving Credit Facility	118,500	None	LIBOR + 1.250%	February 19, 2007
Unsecured Term Loan-Commerz	75,000	None	LIBOR + 1.250%	March 15, 2009
Unsecured Term Loan – Eurohypo - I	100,000	None	LIBOR + 1.250%	May 22, 2008
Highland Court	4,456	25 yr	7.27%	April 1, 2006
Plaza I & II	7,005	18 yr	7.75%	January 1, 2007
7101 Wisconsin Avenue	20,315	30 yr	7.25%	April 1, 2009
Unsecured Term Loan – Eurohypo II	13,950	30 yr	7.46%	July 15, 2009
Ordway	47,837	30 yr	7.95%	August 1, 2010
World Savings Center	28,422	30 yr	7.91%	November 1, 2010
One O’Hare Centre	39,583	30 yr	6.80%	January 10, 2011
3130 Fairview Park Drive	22,175	30 yr	7.00%	April 1, 2011
Research Office Center	43,828	28 yr	7.64%	October 1, 2011
Bannockburn Centre	26,061	30 yr	8.05%	June 1, 2012
Del Mar Loan	43,760	30 yr	7.41%	June 1, 2013
Prentiss Properties Corporetum, L.P.
Corporetum Office Campus	24,597	30 yr	7.02%	February 1, 2009
Prentiss Properties Natomas, L.P.
Natomas Corporate Center	35,949	30 yr	7.02%	February 1, 2009
Prentiss Properties Real Estate Fund I, L.P.
PPREFI Portfolio Loan (3)	180,100	None	7.58%	February 26, 2007
Tysons International Partners
1676 International Drive(4)	10,995	28 yr	7.68%	August 30, 2010
8260 Greensboro (4)	3,935	28 yr	7.83%	August 30, 2010

Total	$1,118,334

(1)	We own a 50% non-controlling interest in the entity that owns the Broadmoor Austin properties, which interest is accounted for using the equity method of accounting. The amount shown reflects our proportionate share of the non-recourse mortgage indebtedness collateralized by the properties.

(2)	The Term Loan is collateralized by the following four properties: Willow Oaks I & II (two properties), 8521 Leesburg Pike and the IBM Call Center.

(3)	The PPREFI Portfolio Loan is collateralized by the following 36 properties: the Los Angeles industrial properties (18 properties), the Chicago industrial properties (four properties), the Cottonwood Office Center (three properties), Park West E1 and E2 (two properties), One Northwestern Plaza, 3141 Fairview Park Drive, 13825 Sunrise Valley Drive, O’Hare Plaza II, 1717 Deerfield Road, 2411 Dulles Corner Road, 4401 Fair Lakes Court, the WestPoint Office Building and the PacifiCare Building.

(4)	We own a 25% non-controlling interest in the entity that owns the 1676 International Drive and 8260 Greensboro properties, which interest is accounted for using the equity method of accounting. The amount shown reflects our proportionate share of the non-recourse mortgage indebtedness collateralized by the properties.

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

Under our loan agreements, we are required to satisfy various affirmative and negative covenants, including limitations on total indebtedness, total collateralized indebtedness and cash distributions, as well as obligations to maintain certain minimum tangible net worth and certain minimum interest coverage ratios. Our credit agreements limit total indebtedness to 55% of total assets and require a debt service coverage ratio of at least 2 to 1. Our credit agreements provide for a 30-day period to cure a default caused by our failure to punctually and properly perform, observe and comply with the covenants contained therein. The agreements also provide for an additional 75-day period if such failure is not capable of being cured within 30-days and we are diligently pursuing the cure thereof. We were in compliance with these covenants at March 31, 2004.

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

We may employ forwards or purchased options to hedge qualifying anticipated transactions. Gains and losses are deferred and recognized in net income in the same period that the anticipated transaction occurs, expires or is otherwise terminated. The following table summarizes the notional amounts and fair values of our derivative financial instruments at March 31, 2004. The notional amount provides an indication of the extent of our involvement in these instruments as of the balance sheet date, but does not represent exposure to credit, interest rate or market risks.

Notional Amount	Swap Rate Paid (Fixed)	Effective Fixed Rate	Swap Rate Received (Variable) at March 31, 2004	Swap Maturity	Fair Value
					(in thousands)
$ 50 million	6.253%	7.628%	1.09%	September 2004	$(1,295)
$ 60 million	6.248%	7.623%	1.09%	September 2004	(1,553)
$ 25 million	4.345%	5.845%	1.09%	July 2005	(939)
$ 15 million	4.345%	5.845%	1.09%	July 2005	(563)
$ 20 million	5.985%	7.235%	1.09%	March 2006	(1,616)
$ 30 million	5.990%	7.240%	1.09%	March 2006	(2,426)
$ 50 million	2.270%	3.520%	1.09%	August 2007	308
$ 25 million	2.277%	3.527%	1.09%	August 2007	149
$30 million(1)	3.857%	5.107%	1.09%	September 2008	(809)
$30 million(1)	3.819%	5.069%	1.09%	October 2008	(765)
$20 million(1)	3.819%	5.069%	1.09%	October 2008	(510)
$30 million(1)	3.443%	4.693%	1.09%	October 2009	18

Total					$(10,001)

(1)	The interest rate swaps have an effective date of October 1, 2004.

Beginning on the effective date each swap effectively locks in our cost of funds at the swap rate paid (before the spread over LIBOR) on variable rate borrowings in amounts equal to the respective notional amounts above.

Capital Improvements

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. The majority of capital required relates to tenant-related capital expenditures and is dependent upon our leasing activity. Our leasing activity is a function of the percentage of our in-place leases expiring in current and future periods accompanied by our exposure to tenant defaults and our ability to increase the average occupancy of our portfolio. For the three months ended March 31, 2004 capital expenditures related to our in-service properties totaled $10.8 million. We classify capital expenditures for in-service properties as non-incremental and incremental revenue-enhancing capital expenditures representing our estimate of recurring versus non-recurring capital requirements, respectively. Our non-incremental and incremental capital expenditures for the three months ended March 31, 2004 totaled approximately $9.3 million and $1.5 million, respectively.

Equity Financing

During the three months ended March 31, 2004, 1,733,220 common shares of beneficial interest, par value $.01, were issued. The table below details the common shares issued during the period, common shares in treasury activity during the period and the common shares outstanding at March 31, 2004:

Common shares outstanding at December 31, 2003	42,613,294
Common shares issued:
Dribble Plan	1,186,100
Share options exercised	444,566
1996 Share Incentive Plan	89,000
Conversion of operating partnership units	10,580
Dividend Reinvestment and Share Purchase Plan	2,024
Trustees’ Share Incentive Plan	950

1,733,220
Common shares placed in treasury/issued from treasury:
Common shares surrendered in connection with share options exercised	(116,375)
Common shares purchased pursuant to our Executive Choice Share Deferral Plan	(9,800)
Common shares issued pursuant to our Key Employee Share Option Plan	4,489

Common shares outstanding at March 31, 2004	44,224,828

Off-Balance Sheet Arrangements

At March 31, 2004 we had the following off-balance sheet arrangements: (1) a non-controlling 50% interest in Broadmoor Austin Associates, a real estate joint venture; (2) a 25% non-controlling interest in Tysons International Partners, a real estate joint venture; and (3) a 1% non-controlling interest in certain real estate assets.

Our investment in unconsolidated joint ventures represents less than .7% of our total assets as of March 31, 2004 and 2.1% of our cash flow from operations for the three months ended March 31, 2004. Our investments, however, do provide us with several benefits including increased market share, important customer relations and a possible capital source to fund future real estate projects.

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

The following information summarizes the financial position at March 31, 2004 for the investments in which we held an unconsolidated interest at March 31, 2004:

Summary of Financial Position: (in thousands)	Total Assets	Total Debt(1)	Total Equity	Company’s Investment
Broadmoor Austin Associates	$101,895	$136,939	$(35,683)	$3,973
Tysons International Partners	95,127	59,721	34,087	9,194
Other Investments	—	—	—	1,107

				$14,274

(1)	The mortgage debt, all of which is non-recourse, is collateralized by the individual real estate property or properties within each venture, the net book value of which totaled $169.9 million at March 31, 2004. Our proportionate share of the non-recourse mortgage debt totaled $83.4 million at March 31, 2004.

The following information summarizes the results of operations for the unconsolidated investments which impacted our results of operations for the three months ended March 31, 2004.

Summary of Operations for the Three Months Ended March 31, 2004: (in thousands)	Total Revenue	Net Income	Company’s Share of Net Income
Broadmoor Austin Associates	$5,017	$1,220	$610
Tysons International Partners	2,943	(126)	(32)

			$578

In connection with the disposition of a real estate property in May 2001, we entered into a financial guarantee with a maximum future potential payment of $1.4 million. The financial guarantee, provided to the third party purchaser, guaranteed payment of an amount not to exceed the $1.4 million potential maximum if certain tenants, as defined in the purchase and sale agreement, fail to extend their leases beyond the maturities of their current in-place leases. An amount totaling $1.0 million representing consideration to be paid in the event a certain tenant failed to extend its in-place lease was considered probable at the date of disposition and therefore, accrued during the year ended December 31, 2001. During the year ended December 31, 2003, we paid an amount totaling $1.0 million to the third party purchaser as a result of failure of the tenant to extend its in-place lease. See further discussion and table presented under the Contractual Obligations and Commercial Commitments section below.

Contractual Obligations and Commercial Commitments

We have contractual obligations including mortgages and notes payable and ground lease obligations. The table below presents, as of March 31, 2004, our future scheduled principal repayments of mortgages and notes payable and ground lease obligations, including our pro rata share of debt and ground lease obligations of our of joint venture properties:

Contractual Obligations

	Payments Due by Period
(in thousands)	Total	2004	2005/2006	2007/2008	Thereafter
Mortgages and notes payable	$1,118,334	$77,649	$122,935	$427,001	$490,749
Capital lease obligations	—	—	—	—	—
Ground leases	31,338	358	1,086	1,106	28,788
Unconditional purchase obligations	—	—	—	—	—
Other long-term obligations	—	—	—	—	—

Total contractual cash obligations	$1,149,672	$78,007	$124,021	$428,107	$519,537

As a condition of the purchase and sale and as security for our guarantee, as discussed under the Off-Balance Sheet Arrangements section above, we provided to the title company at closing, irrevocable letters of credit, totaling $1.4 million, drawn on a financial institution and identifying the purchaser as beneficiary. One letter of credit totaling $1.0 million expired in 2003. The balance of the remaining letter of credit totaled $252,000 at March 31, 2004 and expires as follows:

Other Commercial Commitments

	Commitment Expiration by Period
(in thousands)	Total Amounts Committed	2004	2005/2006	2007/2008	Thereafter
Lines of credit	—	—	—	—	—
Standby letters of credit	$252	$63	$189	—	—
Guarantees	—	—	—	—	—
Standby repurchase obligations	—	—	—	—	—
Other commercial commitments	—	—	—	—	—

Total commercial commitments	$252	$63	$189	—	—

Funds from Operations

Funds from operations is a widely recognized measure of REIT operating performance. Funds from operations is a non-GAAP financial measure and, as defined by the National Association of Real Estate Investment Trusts, means net income, computed in accordance with GAAP excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships, joint ventures and subsidiaries. We believe that funds from operations is helpful to investors and our management as a measure of our operating performance because it excludes depreciation and amortization, gains and losses from property dispositions, and extraordinary items, and, as a result, when compared period over period, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, providing perspective not immediately apparent from net income. In addition, our management believes that funds from operations provides useful information to the investment community about our financial performance when compared to other REITs since funds from operations is generally recognized as the industry standard for reporting the operating performance of REITs. However, our funds from operations may not be comparable to funds from operations reported by other REITs that do not define funds from operations exactly as we do. We believe that in order to facilitate a clear understanding of our operating results, funds from operations should be examined in conjunction with net income as presented in our consolidated financial statements and notes thereto included in this Form 10-Q. We believe that net income is the most directly comparable GAAP financial measure to funds from operations. Funds from operations does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income as an indication of our performance or to cash flows as a measure of liquidity or ability to make distributions. Funds from operations does not reflect either depreciation and amortization costs or the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties, which are significant economic costs that could materially impact our results of operations. The following is a reconciliation of net income to funds from operations:

Funds from operations

	Three Months Ended March 31,
(in thousands)	2004	2003
Net income	$16,999	$15,510
Adjustments:
Real estate depreciation and amortization(1)	22,982	19,545
Minority interests share of depreciation and amortization	(821)	—
Real estate depreciation and amortization of unconsolidated joint ventures	736	733
Minority interests(2)	496	513
Issue costs of preferred units redeemed	(1,600)	—
Gain on sale of real estate and interests in real estate partnerships	(1,316)	(1,132)

Funds from operations	$37,476	$35,169

(1)	Includes real estate depreciation and amortization included in continuing operations and real estate depreciation and amortization included in discontinued operations.

(2)	Represents the minority interests applicable to the common unit holders of the operating partnership.

Funds from operations increased by $2.3 million for the three months ended March 31, 2004 from the three months ended March 31, 2003, respectively, as a result of the factors discussed in the analysis of operating results.

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

We have evaluated our investments in Broadmoor Austin Associates and Tysons International Partners and determined that the consolidation of these entities by our operating partnership is not required pursuant to FASB Interpretation No. 46(R). In addition, we evaluated our investment in Prentiss Office Investors, L.P. and determined that Prentiss Properties Acquisition Partners, L.P. will absorb a majority of the expected losses and receive a majority of the expected residual return of Prentiss Office Investors, L.P. and as a result, in accordance with FASB Interpretation No. 46, as revised, Prentiss Office Investors, L.P. is consolidated with and into the accounts of Prentiss Properties Acquisition Partners, L.P.

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

Our primary market risk is exposure to changes in interest rates as a result of our revolving credit facility and long-term debt. At March 31, 2004, we had outstanding total indebtedness, including our pro rata share of joint venture debt, of approximately $1.1 billion, or approximately 38.0% of total market capitalization based on a common share price of $36.90. Our interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, we manage our exposure to fluctuations in market interest rates for our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. In addition, we may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps and floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable rate debt. We do not enter into derivative or interest rate transactions for speculative purposes. Approximately 61.5% of our outstanding debt was subject to fixed rates with a weighted average interest rate of 7.43% at March 31, 2004. Of the remaining $430.1 million, or 38.5%, representing our variable rate debt, $275.0 million was effectively locked at March 31, 2004 at an interest rate (before the spread over LIBOR) of 4.34% through our interest rate swap agreements. We regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

The following table provides information about our financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations outstanding at March 31, 2004, including our pro rata share of joint venture debt totaling $83.4 million, the table presents principal cash flows and related weighted average interest rates for the debt outstanding during the periods. For interest rate swaps, the table presents notional amounts and weighted average interest rates for in-place swaps during the period. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on 30-day LIBOR as of March 31, 2004. The fair value of our fixed rate debt indicates the estimated principal amount of debt having similar debt service requirements, which could have been borrowed by us at March 31, 2004. The rate assumed in the fair value calculation of fixed rate debt is equal to 4.80%, representing our estimated borrowing rate for fixed rate debt instruments similar in term to those outstanding at March 31, 2004. The fair value of our variable to fixed interest rate swaps indicates the estimated amount that would have been paid by us had they been terminated at March 31, 2004. Exclusive of our interest rate swaps, if 30-day LIBOR increased 100 basis points, total interest expense would increase $4.3 million.

(dollars in thousands)	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
Liabilities
Long-Term Debt:
Fixed Rate	$7,024	$42,624	$14,311	$197,143	$11,358	$415,749	$688,209	$768,601
Average Interest Rate	7.43%	7.45%	7.46%	7.39%	7.37%	7.43%	—	—
Variable Rate	$70,625	$66,000	$—	$118,500	$100,000	$75,000	$430,125	$430,125
Average Interest Rate	2.43%	2.40%	2.37%	2.37%	2.37%	2.37%	—	—
Interest Rate Derivatives
Interest Rate Swaps:
Variable to Fixed	$110,000	$40,000	$50,000	$75,000	$80,000	$30,000	—	$(10,001)
Average Pay Rate	4.34%	3.79%	3.26%	3.31%	3.70%	3.44%	—	—
Average Receive Rate	1.09%	1.09%	1.09%	1.09%	1.09%	1.09%	—	—

Item 4.	Controls and Procedures

As of March 31, 2004, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 15d-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

We are not presently subject to any material litigation, other than ordinary routine litigation incidental to the business.

Item 2.	Changes in Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2004 – January 31, 2004	1,424	$32.65	—	997,200
February 1, 2004 – February 29, 2004	27,455	$35.63	—	—
March 1, 2004 – March 31, 2004	98,720	$36.39	—	—

Total	127,599	$36.18	—	997,200

(1)	During January 2004, we purchased 1,424 of our common shares pursuant to our Key Employee Share Option Plan. In February and March 2004, we received/purchased 27,455 and 88,920 of our common shares, respectively. The shares were surrendered as payment of the exercise price and statutory withholdings of certain share options exercised during the periods. During March 2004, we purchased 9,800 of our common shares pursuant to our Executive Choice Share Deferral Plan. The purchases described in this footnote were not made pursuant to a publicly announced plan or program.

(2)	During 1998, our board of trustees authorized the repurchase of up to 2.0 million common shares in the open market or negotiated private transactions. On January 4, 2000, the board of trustees authorized a 1.5 million-share increase in the share repurchase program bringing the total authorization to 3.5 million common shares. On May 9, 2001, the board of trustees authorized an additional 1.0 million-share increase in the share repurchase program bringing the total authorization to 4.5 million shares. Since inception of the repurchase program, through March 31, 2004, we have purchased 3,502,800 common shares and pursuant to current authorization, we have the ability to repurchase an additional 997,200 in the future.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits:

3.1	Amended and Restated Declaration of Trust of the Registrant (filed as Exhibit 3.1 to our Form 10-K, filed on March 15, 2004, File No. 001-14516).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to our Form 10-Q, filed on May 15, 2002, File No. 001-14516).

3.3	Amendment No. 1 to the Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.3 to our Form 10-Q, filed on May 15, 2002, File No. 001-14516).

3.4	Amendment No. 2 to the Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.4 to our Form 10-Q, filed on November 12, 2003, File No. 001-14516).

3.5	Articles Supplementary, dated February 17, 1998, Classifying and Designating a Series of Preferred Shares of Beneficial Interest as Junior Participating Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest, Series B, and Fixing Distribution and Other Preferences and Rights of Such Shares (filed as an Exhibit to our Registration Statement on Form 8-A, filed on February 17, 1998, File No. 000-23813 and incorporated by reference herein).

3.6	Articles Supplementary, dated June 25, 1998, Classifying and Designating a Series of Preferred Shares of Beneficial Interest as Series B Cumulative Redeemable Perpetual Preferred Shares of Beneficial Interest and Fixing Distribution and Other Preferences and Rights of Such Shares (filed as Exhibit 3.5 to our Form 10-Q, filed on August 12, 1998, File No. 001-14516).

3.7	Articles Supplementary, dated March 20, 2001 (filed as Exhibit 3.6 to our Form 10-K, filed March 27, 2001, File No. 001-14516, and incorporated by reference herein).

3.8	Articles Supplementary Classifying and Designating a Series of Preferred Shares of Beneficial Interest as Series D Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest and Fixing Distribution and Other Preferences and Rights of such Shares, dated March 20, 2001 (filed as Exhibit 3.7 to our Form 10-K, filed March 27, 2001, File No. 001-14516, and incorporated by reference herein).

3.9	Articles Supplementary, dated January 4, 2002 (filed as Exhibit 3.7 to our Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

3.10	Articles Supplementary, dated February 24, 2004, declassifying the Series B Cumulative Redeemable Perpetual Preferred Shares (filed as Exhibit 3.10 to our Form 10-K, filed on March 15, 2004, File No. 001-14516).

4.1	Form of Common Share Certificate (filed as Exhibit 4.1 to our Registration Statement on Amendment No. 1 of Form S-11, File No. 333-09863, and incorporated by reference herein).

4.2	Amended and Restated Rights Agreement, dated January 22, 2002, between Prentiss Properties Trust and EquiServe Trust Company, N.A., as Rights Agent (filed as Exhibit 1 to Amendment No. 2 to our Registration Statement on Form 8-A, filed on February 6, 2002, File No. 000-014516).

4.3	First Amendment dated June 26, 2002 to the Amended and Restated Rights Agreement between Prentiss Properties Trust and Equiserve Trust Company, N.A. as Rights Agent (filed as Exhibit 2 to Amendment No. 3 to our Registration Statement on Form 8-A, filed on June 27, 2002. File No. 001-014516).

4.4	Second Amendment, dated October 21, 2003, to the Amended and Restated Rights Agreement between Prentiss Properties Trust and Equiserve Trust Company, N.A. as Rights Agent (filed as Exhibit 3 to Amendment No. 4 to our Registration Statement on Form 8-A, filed on January 26, 2004. File No. 001-014516).

4.5	Form of Rights Certificate (included as Exhibit A to the Rights Agreement (Exhibit 4.2)).

4.6	Form of Series D Preferred Share Certificate (filed as Exhibit 4.4 to our Form 10-K, filed March 27, 2001, File No. 001-14516, and incorporated by reference herein).

10.1	1996 Share Incentive Plan (filed as Exhibit 10.25 to Amendment No. 1 to our Registration Statement on Form S-11, File No. 333-09863, and incorporated by reference herein).

10.2	First Amendment, effective as of May 6, 1997, to the 1996 Share Incentive Plan (filed as Exhibit 4.6 to our Registration Statement on Form S-8, File No. 333-79623, filed on May 28, 1999, and incorporated by reference herein).

10.3	Second Amendment, effective as of May 5, 1998, to the 1996 Share Incentive Plan (filed as Exhibit 4.7 to our Registration Statement on Form S-8, File No. 333-79623, filed on May 28, 1999, and incorporated by reference herein).

10.4	Third Amendment, effective as of May 9, 2001, to the 1996 Share Incentive Plan (filed as Exhibit 4.5 to our Registration Statement on Form S-8, File No. 333-68520, filed on August 28, 2001, and incorporated by reference herein).

10.5	Amendment No. 4, effective as of October 15, 1996, to the 1996 Share Incentive Plan (filed as Exhibit 10.5 to our Form 10-Q, filed November 14, 2002, File No. 001-14516).

10.6	Amendment No. 5, effective as of October 23, 2002, to the 1996 Share Incentive Plan (filed as Exhibit 10.6 to our Form 10-Q, filed November 14, 2002, File No. 001-14516).

10.7	Amended and Restated Trustees’ Share Incentive Plan, effective as of May 15, 2002 (filed as Exhibit 4.12 to our Registration Statement on Form S-8, File No. 333-97045, filed on July 24, 2002, and incorporated by reference herein).

10.8	Amendment No. 1, effective as of October 23, 2002, to the Amended and Restated Trustees’ Share Incentive Plan (filed as Exhibit 10.8 to our Form 10-Q, filed November 14, 2002, File No. 001-14516).

10.9	Trustees Share Incentive Plan (filed as Exhibit 4.8 to our Registration Statement on Form S-8, File No. 333-79623, filed on May 28, 1999, and incorporated by reference herein).

10.10	First Amendment, effective as of May 5, 1998, to the Trustees’ Share Incentive Plan (filed as Exhibit 4.9 to our Registration Statement on Form S-8, File No. 333-79623, filed on May 28, 1999, and incorporated by reference herein).

10.11	Second Amendment, effective as of March 1, 1999, to the Trustees’ Share Incentive Plan (filed as Exhibit 4.10 to our Registration Statement on Form S-8, File No. 333-79623, filed on May 28, 1999, and incorporated by reference herein).

10.12	Third Amendment, effective as of May 10, 2000, to the Trustees’ Share Incentive Plan (filed as Exhibit 10.8 to our Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.13	Form of Stock Option Agreement (filed as Exhibit 10.9 to our Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.14	Amended and Restated Share Purchase Plan, dated as of July 1, 2000 (filed as Exhibit 10.10 to our Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.15	Amendment No. 1, effective as of October 23, 2002, to the Amended and Restated Share Purchase Plan (filed as Exhibit 10.15 to our Form 10-Q, filed November 14, 2002, File No. 001-14516).

10.16	Key Employee Share Option Plan (filed as Exhibit 10.11 to our Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.17	Prentiss Properties Employee Savings Plan (filed as Exhibit 10.12 to our Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.18	Third Amended and Restated Employment Agreement, dated January 1, 2004 by and between Michael V. Prentiss and Prentiss Properties Trust. (filed as Exhibit 10.18 to our Form 10-K, filed on March 15, 2004, File No. 001-14516).

10.19	Amended and Restated Employment Agreement, dated May 10, 2000, by and between Thomas F. August and Prentiss Properties Trust (filed as Exhibit 10.21 to our Form 10-K, filed on March 27, 2001, and incorporated herein by reference).

10.20	Third Amended and Restated Agreement of Limited Partnership of Prentiss Properties Acquisition Partners, L.P., dated as of October 1, 2001 (filed as Exhibit 10.15 to our Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.21	First Amendment, dated as of December 18, 2001, to the Third Amended and Restated Agreement of Limited Partnership of Prentiss Properties Acquisition Partners, L.P., dated as of December 18, 2001 (filed as Exhibit 10.16 to our Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.22	Second Amendment, dated as of January 3, 2002, to the Third Amended and Restated Agreement of Limited Partnership of Prentiss Properties Acquisition Partners, L.P., dated as of October 1, 2001 (filed as Exhibit 10.17 to our Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.23	Third Amendment to the Third Amended and Restated Agreement of Limited Partnership of Prentiss Properties Acquisition Partners, L.P. (filed as Exhibit 10.40 to our Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.24	Fourth Amendment to the Third Amended and Restated Agreement of Limited Partnership of Prentiss Properties Acquisition Partners, L.P. (filed as Exhibit 10.20 to our Form 10-Q, filed August 14, 2002, File No. 001-14516).

10.25	Fifth Amendment to the Third Amended and Restated Agreement of Limited Partnership of Prentiss Properties Acquisition Partners, L.P. (filed as Exhibit 99.1 to our Form 8-K, File No. 001-14516, filed on August 14, 2003).

10.26	Sixth Amendment to the Third Amended and Restated Agreement of Limited Partnership of Prentiss Properties Acquisition Partners, L.P. (filed as Exhibit 10.2 to our Form 10-Q, File No. 001-14516, filed on November 12, 2003).

10.27	Seventh Amendment to the Third Amended and Restated Agreement of Limited Partnership of Prentiss Properties Acquisition Partners, L.P. (filed as Exhibit 10.27 to our Form 10-K, filed on March 15, 2004, File No. 001-14516).

10.28	Eighth Amendment to the Third Amended and Restated Agreement of Limited Partnership of Prentiss Properties Acquisition Partners, L.P. (filed as Exhibit 10.28 to our Form 10-K, filed on March 15, 2004, File No. 001-14516).

10.29	Series E Cumulative Redeemable Preferred Partnership Units Repurchase Agreement, dated February 4, 2004, by and between Prentiss Properties Acquisition Partners, L.P. and Brandywine Operating Partnership, L.P. (filed as Exhibit 10.29 to our Form 10-K, filed on March 15, 2004, File No. 001-14516).

10.30	Series B Preferred Unit Redemption Agreement, dated February 24, 2004, by and between Prentiss Properties Acquisition Partners, L.P., Belrose Realty Corporation, Belmar Realty Corporation, Belport Realty Corporation and Belshire Realty Corporation (filed as Exhibit 10.30 to our Form 10-K, filed on March 15, 2004, File No. 001-14516).

10.31	Credit Agreement, dated May 22, 2003, among Prentiss Properties Acquisition Partners, L.P., as Borrower, Eurohypo AG, New York Branch, as Administrative Agent, Bank One, NA, as Syndication Agent, and other lenders as named therein, (filed as Exhibit 10.2 to our Form 10-Q, File No. 001-14516, filed on August 14, 2003).

10.32	Stock Purchase Agreement, dated January 1, 2003, by and between Prentiss Properties Acquisition Partners, L.P. and Ampulla LLC, a single member Limited Liability Company, owned by Michael V. Prentiss, Chairman of the Board of Prentiss Properties Trust, (filed as Exhibit 10.3 to our Form 10-Q, File No. 001-14516, filed on August 14, 2003).

10.33	Exchange Agreement, dated as of March 20, 2001, by and among Prentiss Properties Trust, Prentiss Properties Acquisition Partners, L.P. and Security Capital Preferred Growth Incorporated (filed as Exhibit 10.14 to our Form 10-K, filed on March 27, 2001, and incorporated herein by reference).

10.34	Registration Rights Agreement, dated as of March 20, 2001, by and among Prentiss Properties Trust and Security Capital Preferred Growth Incorporated (filed as Exhibit 10.15 to our Form 10-K, filed on March 27, 2001, and incorporated by reference herein).

10.35	Second Amendment and Restatement of the Agreement, dated March 22, 2002, among Prentiss Properties Acquisition Partners, L.P., as Borrower, Bank One, N.A., as Administrator, Bank of America, N.A., as Syndication Agent, Dresdner Bank, AG as Documentation Agent and each of the Lenders that are signatory therein (filed as Exhibit 10.1 to our Post-Effective Amendment No. 2 to Form S-3, File No. 333-49433, filed July 26, 2002 and incorporated by reference herein).

10.36	Credit Agreement, dated March 16, 2001, among Prentiss Properties Acquisition Partners, L.P., as Borrower, Commerzbank AG, New York Branch, as Administrative Agent, Sole Arranger and Sole Book Runner, Fleet National Bank, as Syndication Agent, LaSalle Bank National Association, as Documentation Agent and each of the Lenders named therein (filed as Exhibit 10.21 to our Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.37	First Amendment, dated as of November 28, 2000, to the Credit Agreement, dated September 30, 1999, among Prentiss Properties Acquisition Partners, L.P., as Borrower, Bank One, N.A., as Administrative Agent, Mellon Bank and Union Bank of California as co-documentation agents (filed as Exhibit 10.23 to our Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.38	Second Amended and Restated Credit Agreement, dated as of February 19, 2004, by and among Prentiss Properties Acquisition Partners, L.P., Bank One, NA, Bank of America, N.A., Dresdner Bank AG, Commerzbank AG, Societe Generale Southwest Agency and the lenders named therein (filed as Exhibit 10.38 to our Form 10-K, filed on March 15, 2004, File No. 001-14516).

10.39*	Amended and Restated Credit Agreement, dated as of March 2, 2004, among Prentiss Properties Acquisition Partners, L.P. as Borrower, Eurohypo AG, New York Branch, as Sole Arranger and Sole Book Runner, Bank One, NA as Syndication Agent, and other Lenders as named therein.

10.40	Loan Agreement, dated as of June 30, 1999, by and between Prentiss Properties Acquisition Partners, L.P. and Robert K. Wiberg (filed as Exhibit 10.30 to our Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.41	Loan Agreement, dated as of June 30, 1999, by and between Prentiss Properties Acquisition Partners, L.P. and Lawrence Krueger (filed as Exhibit 10.31 to our Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.42	Loan Agreement, dated as of June 30, 1999, by and between Prentiss Properties Acquisition Partners, L.P. and Michael A. Ernst (filed as Exhibit 10.32 to our Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.43	Loan Agreement, dated as of June 30, 1999, by and between Prentiss Properties Acquisition Partners, L.P. and Christopher M. Hipps (filed as Exhibit 10.33 to our Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.44	Loan Agreement, dated as of June 30, 1999, by and between Prentiss Properties Acquisition Partners, L.P. and Daniel Cushing (filed as Exhibit 10.34 to our Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.45	Promissory Note, dated as of June 1, 1999, by and between Prentiss Properties Limited, Inc. and Christopher M. Hipps (filed as Exhibit 10.35 to our Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.46	Promissory Note, dated as of January 1, 2002, by and between Prentiss Properties Limited, Inc. and Daniel Cushing (filed as Exhibit 10.36 to our Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.47	Promissory Note, dated as of June 14, 2002, by and among Prentiss Properties Limited, Inc. and Daniel Cushing (filed as Exhibit 10.45 to our Form 10-K, filed March 28, 2003, File No. 001-14516, and incorporated by reference herein).

10.48	Purchase Agreement, dated February 25, 2002, by and among Prentiss Properties Trust, Prentiss Properties Acquisition Partners, L.P., Prentiss Properties I, Inc. and Salomon Smith Barney Inc. (filed as Exhibit 10.38 to our Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.49	Registration Rights Agreement, dated February 25, 2002, by and among Prentiss Properties Trust and Salomon Smith Barney Inc. (filed as Exhibit 10.39 to our Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.50	Sales Agreement between us and Brinson Patrick Securities Corporation, dated June 10, 2002 (filed as Exhibit 1.1 to our Post Effective Amendment No. 2 to Form S-3, File No. 333-49433, filed on July 26, 2002).

10.51*	Amendment to Sales Agreement between us and Brinson Patrick Securities Corporation, dated May 5, 2004.

10.52	Amended and Restated Limited Partnership Agreement of Prentiss Office Investors, L.P., dated January 29, 2004 (filed as Exhibit 10.50 to our Form 10-K, filed on March 15, 2004, File No. 001-14516).

10.53	Prentiss Properties Executive Choice Share Deferral Plan (filed as Exhibit 10.1 to our Form 10-Q, filed May 15, 2003, File No. 001-14516, and incorporated by reference herein).

10.54	Prentiss Properties Executive Choice Deferred Compensation Plan (filed as Exhibit 10.2 to our Form 10-Q, filed May 15, 2003, File No. 001-14516, and incorporated by reference herein).

10.55	Prentiss Properties Executive Choice Deferred Compensation Plan for Trustees (filed as Exhibit 10.3 to our Form 10-Q, filed May 15, 2003, File No. 001-14516, and incorporated by reference herein).

10.56	Prentiss Properties Executive Choice Share Deferral Plan for Trustees (filed as Exhibit 10.4 to our Form 10-Q, filed May 15, 2003, File No. 001-14516, and incorporated by reference herein).

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(b) Reports on Form 8-K

On April 15, 2004, we furnished to the Securities and Exchange Commission a Current Report on Form 8-K. The Current Report on Form 8-K relates to our earnings release for the quarter ended March 31, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRENTISS PROPERTIES TRUST

Date: May 5, 2004	By:	/s/ Scott W. Fordham

Scott W. Fordham Vice President and Chief Accounting Officer (Principal Accounting Officer and Duly Authorized Officer of the Company)