Form 10-Q
period 2004-06-30
PRENTISS PROPERTIES TRUST/MD
filed 2004-08-06
CIK 1011699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

The number of Common Shares of Beneficial Interest, $0.01 par value, outstanding as of August 4, 2004, was 44,851,618 and the number of outstanding Participating Cumulative Redeemable Preferred Shares of Beneficial Interest, Series D, was 3,773,585.

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

• Our failure to qualify as a REIT;	• Competition in markets where we have properties;

• Some of our properties may be subject to uninsured losses;	• Our dependence on key personnel;

• Our properties are illiquid assets;	• Changes in our investment, financing and borrowing policies without shareholder approval;

•      Factors that could result in the poor operating performance of our properties including tenant defaults and increased costs such as taxes, insurance, utilities and casualty losses that exceed insurance limits;

• The effect of shares available for future sale on the price of common shares;

• Changes in market conditions including market interest rates;	• Limited ability of shareholders to effect change of control;

• Our incurrence of debt and use of variable rate debt and derivative financial instruments;	• Conflicts of interest;

• Our real estate acquisition, redevelopment, development and construction activities;	• Our third-party property management, leasing, development and construction business and related services; and

• The geographic concentration of our properties;	• Environmental and Americans with Disabilities Act compliance issues related to our properties.

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

(this page intentionally left blank)

PRENTISS PROPERTIES TRUST

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

	June 30, 2004	December 31, 2003
ASSETS
Operating real estate:
Land	$345,089	$325,623
Buildings and improvements	1,779,810	1,727,056
Less: accumulated depreciation	(221,575)	(210,944)

	1,903,324	1,841,735
Construction in progress	12,594	—
Land held for development	43,678	47,202
Deferred charges and other assets, net	224,019	207,795
Notes receivable	5,942	15,904
Accounts receivable, net	51,030	47,412
Cash and cash equivalents	10,035	5,945
Escrowed cash	10,149	11,913
Investments in securities and insurance contracts	3,030	2,579
Investments in unconsolidated joint ventures	12,774	14,215
Interest rate hedges	5,099	1,768

Total assets	$2,281,674	$2,196,468

LIABILITIES AND SHAREHOLDERS’ EQUITY
Mortgages and notes payable	$1,103,992	$1,029,035
Interest rate hedges	5,277	9,842
Accounts payable and other liabilities	73,487	81,741
Mandatorily redeemable preferred units	—	10,000
Distributions payable	28,041	28,986

Total liabilities	1,210,797	1,159,604

Minority interest in operating partnership	27,738	123,058

Minority interest in real estate partnerships	77,843	1,565

Commitments and contingencies

Preferred shares $.01 par value, 20,000,000 shares authorized, 3,773,585 shares issued and outstanding	100,000	100,000
Common shares $.01 par value, 100,000,000 shares authorized, 48,038,007 and 45,772,383 (includes 3,272,308 and 3,159,089 in treasury) shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	480	458
Additional paid-in capital	1,014,116	942,644
Common shares in treasury at cost, 3,272,308 and 3,159,089 shares at June 30, 2004 and December 31, 2003, respectively	(82,159)	(78,000)
Unearned compensation	(4,254)	(2,176)
Accumulated other comprehensive income	564	(7,198)
Distributions in excess of earnings	(63,451)	(43,487)

Total shareholders’ equity	965,296	912,241

Total liabilities and shareholders’ equity	$2,281,674	$2,196,468

The accompanying notes are an integral part of these consolidated financial statements.

PRENTISS PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Rental income	$90,856	$81,134	$178,151	$160,529
Service business and other income	2,928	4,247	6,416	8,602

	93,784	85,381	184,567	169,131

Operating expenses:
Property operating and maintenance	23,050	20,211	45,298	40,300
Real estate taxes	10,347	9,486	20,251	19,149
General and administrative and personnel costs	2,785	3,232	5,370	5,628
Expenses of service business	2,466	2,902	4,115	5,121
Depreciation and amortization	23,134	17,614	45,081	35,434

	61,782	53,445	120,115	105,632

Other expenses:
Interest expense	16,825	17,069	33,024	33,497
Amortization of deferred financing costs	568	536	1,133	1,045

	17,393	17,605	34,157	34,542

Income from continuing operations before minority interests and equity in income of unconsolidated joint ventures	14,609	14,331	30,295	28,957
Minority interests	(594)	(2,564)	(2,223)	(5,169)
Equity in income of unconsolidated joint ventures	596	712	1,174	1,338
Loss on investment in securities	(420)	—	(420)	—

Income from continuing operations	14,191	12,479	28,826	25,126

Discontinued operations:
(Loss)/income from discontinued operations	(23)	(384)	1,060	1,413
Gain/(loss) from disposition of discontinued operations	10,185	(4,542)	10,185	(4,542)
Loss from debt defeasance related to sale of real estate	(5,316)	—	(5,316)	—
Minority interests related to discontinued operations	(151)	181	(186)	115

	4,695	(4,745)	5,743	(3,014)

Income before gain on sale of land and an interest in a real estate partnership	18,886	7,734	34,569	22,112

(Loss)/gain on sale of land and an interest in a real estate partnership	(94)	778	1,222	1,910

Net income	$18,792	$8,512	$35,791	$24,022
Preferred dividends	(2,113)	(2,113)	(5,826)	(4,226)

Net income applicable to common shareholders	$16,679	$6,399	$29,965	$19,796

Basic earnings per common share:
Income from continuing operations applicable to common shareholders	$0.27	$0.28	$0.55	$0.59
Discontinued operations	0.11	(0.12)	0.13	(0.08)

Net income applicable to common shareholders – basic	$0.38	$0.16	$0.68	$0.51

Weighted average number of common shares outstanding – basic	44,386	38,996	43,906	38,973

Diluted earnings per common share:
Income from continuing operations applicable to common shareholders	$0.27	$0.28	$0.55	$0.59
Discontinued operations	0.10	(0.12)	0.13	(0.08)

Net income applicable to common shareholders – diluted	$0.37	$0.16	$0.68	$0.51

Weighted average number of common shares and common share equivalents outstanding – diluted	44,527	39,204	44,094	39,128

The accompanying notes are an integral part of these consolidated financial statements.

PRENTISS PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income	$18,792	$8,512	$35,791	$24,022
Unrealized gains and losses on securities:
Unrealized gains/(losses) arising during the period	2	151	28	(146)
Unrealized gains on interest rate hedges:
Unrealized gains arising during the period	9,738	972	7,734	1,772
Reclassification adjustment for losses included in earnings	—	120	—	263

Other comprehensive income	9,740	1,243	7,762	1,889

Comprehensive income	$28,532	$9,755	$43,553	$25,911

The accompanying notes are an integral part of these consolidated financial statements.

PRENTISS PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(dollars in thousands)

	Six Months Ended June 30,
	2004	2003
Cash Flows from Operating Activities:
Net income	$35,791	$24,022
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interests	2,409	5,054
(Gain)/loss on sale of real estate, net	(11,407)	2,632
Loss on impairment of discontinued operations	—	1,792
Loss on debt defeasance	5,316	—
Loss on investment in securities	420	—
Provision for doubtful accounts	(3,147)	1,171
Depreciation and amortization	47,019	39,160
Amortization of deferred financing costs	1,133	1,045
Non-cash compensation	1,221	1,736
Reclassification of accumulated other comprehensive income	—	263
Gain on derivative financial instruments	(171)	(149)
Changes in assets and liabilities:
Deferred charges and other assets	(2,279)	(1,328)
Accounts receivable	(1,852)	(1,483)
Escrowed cash	1,764	(2,068)
Accounts payable and other liabilities	(9,978)	(12,075)

Net cash provided by operating activities	66,239	59,772

Cash Flows from Investing Activities:
Development/redevelopment of real estate	(2,888)	(4,374)
Purchase of real estate	(174,943)	(57,580)
Capital expenditures for in-service properties	(21,187)	(12,270)
Distributions in excess of earnings of unconsolidated joint ventures	208	124
Purchase of interest in Prentiss Properties Resources	—	(67)
Cash from consolidation of Prentiss Properties Resources	—	461
Investments in securities and insurance contracts	(666)	(327)
Proceeds received from repayments of notes receivable	9,962	—
Proceeds from the sale of a joint venture interest in a real estate partnership	69,338	—
Proceeds from the sale of investment	1,107	—
Proceeds from the sale of real estate	78,999	18,869

Net cash used in investing activities	(40,070)	(55,164)

Cash Flows from Financing Activities:
Net proceeds from sale of common shares	63,790	1,774
Redemption of series E preferred units	(10,000)	—
Redemption of series B preferred units	(95,000)	—
Repurchase of operating partnership common units	(891)	—
Contributions from limited partners	9,334	115
Distributions paid to limited partners	(2,856)	(1,677)
Distributions paid to common shareholders	(48,695)	(43,720)
Distributions paid to preferred shareholders	(4,226)	(4,226)
Distributions paid to preferred unitholders	(3,176)	(4,318)
Proceeds from mortgages and notes payable	427,000	296,685
Repayments of mortgages and notes payable	(357,359)	(246,926)

Net cash used in financing activities	(22,079)	(2,293)

Net change in cash and cash equivalents	4,090	2,315
Cash and cash equivalents, beginning of period	5,945	5,080

Cash and cash equivalents, end of period	$10,035	$7,395

Supplemental Cash Flow Information:
Cash paid for interest	$33,878	$34,658

The accompanying notes are an integral part of these consolidated financial statements.

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Unaudited)

1. The Organization

Organization

We are a self-administered and self-managed Maryland REIT that acquires, owns, manages, leases, develops and builds primarily office properties throughout the United States. We are self-administered in that we provide our own administrative services, such as accounting, tax and legal, through our own employees. We are self-managed in that we provide all the management and maintenance services that our properties require through our own employees, such as, property managers, leasing professionals and engineers. We operate principally through our operating partnership, Prentiss Properties Acquisition Partners, L.P., and its subsidiaries, and two management service companies, Prentiss Properties Resources, Inc. and its subsidiaries and Prentiss Properties Management, L.P. The ownership of the operating partnership was as follows at June 30, 2004:

(units in thousands)	Common Units	%	Series D Convertible Preferred Units	%
Prentiss Properties Trust	44,846	96.90%	3,774	100.00%
Third parties	1,437	3.10%	—	0.00%

Total	46,283	100.00%	3,774	100.00%

As of June 30, 2004, we owned interests in a diversified portfolio of 136 primarily suburban Class A office and suburban industrial properties as follows:

	Number of Buildings	Net Rentable Square Feet
		(in thousands)
Office properties	105	16,197
Industrial properties	31	2,294

Total	136	18,491

As of June 30, 2004, our properties were 91% leased to approximately 1,000 tenants. In addition to managing properties that we own, we manage approximately 10.8 million net rentable square feet in office, industrial and other properties for third parties.

We have determined that our reportable segments are those that are based on our method of internal reporting, which disaggregates our business by geographic region. As of June 30, 2004, our reportable segments include our five regions (1) Mid-Atlantic; (2) Midwest; (3) Southwest; (4) Northern California; and (5) Southern California.

At June 30, 2004, our properties were located in 11 markets, which were included in our reportable segments as follows:

Reportable Segment	Market
Mid-Atlantic	Metropolitan Washington D.C.
Midwest	Chicago, Suburban Detroit
Southwest	Dallas/Fort Worth, Austin, Denver, Houston
Northern California	Oakland, Silicon Valley
Southern California	San Diego, Los Angeles

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Unaudited)

Real Estate Transactions

On April 22, 2004, using proceeds from our revolving credit facility, we acquired from an unrelated third party a 1.3 million net rentable square foot class “AA” office building and an adjacent land parcel in Dallas, Texas for gross consideration of $124.0 million. Under the terms of the purchase agreement, 7-Eleven entered into a 504,351 square foot lease for three years from the date of closing.

On May 12, 2004, Prentiss Office Investors, L.P. acquired from an unrelated third party a 69,000 net rentable square foot class “A” office building in San Diego, California for gross consideration of $17.7 million. Prentiss Office Investors, L.P. is owned 51% by the operating partnership and its affiliates and 49% by Stichting Pensioenfonds ABP. Each partner contributed their pro rata share of the purchase price of the property to Prentiss Office Investors, L.P. for the acquisition. Amounts contributed from the operating partnership were funded with proceeds from our revolving credit facility.

On May 25, 2004, we acquired from an unrelated third party the Great America Parkway Complex, a three building office complex with approximately 306,000 net rentable square feet and an adjacent land parcel for future development. The properties are located in Santa Clara, California and were acquired for gross proceeds of $34.8 million. The property was 100% vacant upon acquisition. Subsequent to the acquisition, we executed a lease with a third party, unrelated to the seller, for approximately 219,000 net rentable square feet, or approximately 72% of the property. The acquisition was funded with proceeds from our revolving credit facility.

In accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations,” we allocated the purchase price of the properties acquired as follows:

(in thousands)	Three Months Ended June 30, 2004
Land	$39,243
Buildings and improvements	$114,030
Tenant Improvements and leasing commissions	$19,898
Above/(below) market lease value	$(7,016)
In-place lease value at market	$9,672
Furniture and fixtures	$808

On May 20, 2004, we completed the sale, to an unrelated third party, of six office properties containing approximately 566,000 net rentable square feet. The sale, which included all of our properties in the Sacramento, California area, resulted in gross proceeds of $80.5 million. Concurrent with the sale of the properties, we exercised our right to complete a voluntary defeasance of the mortgage loan collateralized by the properties. Pursuant to the defeasance, we transferred the mortgage loan with an outstanding principal balance of $35.9 million to an unrelated successor entity. The buyer of the properties transferred proceeds totaling $41.2 million representing the proceeds necessary to acquire U.S. Treasury Securities sufficient to cover debt service including both interest and principal payments from the defeasance date through maturity of the loan. We recognized a gain on sale of real estate of $10.2 million and a loss from debt defeasance of $5.3 million during the period both of which are included in discontinued operations. The proceeds from the sale, net of the proceeds used to acquire U.S. Treasury Securities, were used to repay a portion of the outstanding borrowings under our revolving credit facility.

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Unaudited)

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective for financial statements issued for fiscal years beginning after December 15, 2001, income and gain/(loss) for real estate properties sold and real estate properties held for sale are to be reflected in the consolidated statements of income as discontinued operations. Below is a summary of our combined results of operations from the properties disposed of or held for sale during the periods presented. The summary includes the results of operations before gain/(loss) on sale and the related loss on debt defeasance for the three and six months ended June 30, 2004 and 2003, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
Discontinued Operations:	2004	2003	2004	2003
(in thousands)
Property revenues:
Rental income	$1,677	$6,789	$5,606	$14,235

Property revenues	1,677	6,789	5,606	14,235

Property expenses:
Property operating and maintenance	484	2,402	1,296	4,991
Real estate taxes	99	416	330	1,030
Depreciation and amortization	774	1,920	1,938	3,726

Property expenses	1,357	4,738	3,564	9,747

Loss on impairment of real estate	—	(1,792)	—	(1,792)
Interest expense	(343)	(643)	(982)	(1,283)

(Loss)/income from discontinued operations	$(23)	$(384)	$1,060	$1,413

During the quarter, we transitioned a parcel of land with a carrying amount at June 30, 2004 of $12.6 million from land held for development to construction in progress. The construction includes a two building office project located in Del Mar, California and will contain approximately 157,859 net rentable square feet upon completion. The project is currently 50% pre-leased.

Other Transactions

On April 26, 2004, we completed a five-year interest rate swap in a notional amount of $50.0 million. The interest rate swap, which effectively locks our cost of funds at 3.935% (before the spread over LIBOR) on $50.0 million of our variable rate borrowings, matures May 1, 2009.

On June 23, 2004, we completed a four-year interest rate swap in a notional amount of $70.0 million. The interest rate swap effectively locks our cost of funds at 4.139% (before the spread over LIBOR) on $70.0 million of future variable rate borrowings. The interest rate swap is effective beginning August 2, 2004 and matures August 1, 2008.

On June 25, 2004, we exercised the accordion feature of our revolving credit facility expanding the facility’s overall borrowing capacity from $300 million to $375 million. Other terms of the facility remain unchanged.

On June 10, 2002, we entered into a securities sales agreement with Brinson Patrick Securities Corporation to issue, from time to time using Brinson Patrick Securities Corporation as our sales agent, up to 3,000,000 of our common shares at the then market price directly to the public (the Dribble Plan). On May 28, 2004, we entered into a second securities sales agreement with Brinson Patrick to issue, from time to time using Brinson Patrick as our sales agent, up to 2,000,000 of our common shares at the then market price directly to the public. On May 28, 2004 we filed a registration statement to register the issuance of the 2,000,000 common shares and such registration statement was declared effective by the Securities and Exchange Commission on June 10, 2004. Common shares will begin to be issued pursuant to the May 28, 2004 agreement after all 3,000,000 of our common shares pursuant to the June 10, 2002 sales agreement have been issued. Since the inception of the Dribble Plan through June 30, 2004, 2,178,400 common shares have been issued including 448,200 common shares issued during the three months ended June 30, 2004. Net proceeds from the common shares issued during the three months ended June 30, 2004 which totaled $14.9 million, or $33.17 per share after underwriting discounts were used to repay a portion of the outstanding borrowings under our revolving credit facility. As of June 30, 2004, 821,600 common shares remain available for issuance under the June 10, 2002 sales agreement and 2,000,000 common shares remain available for issuance under the May 28, 2004 sales agreement.

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Unaudited)

2. Basis of Presentation

The accompanying financial statements are unaudited; however, our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The December 31, 2003 comparative balance sheet information was derived from audited financial statements. The results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results to be obtained for the full fiscal year. These financial statements should be read in conjunction with our audited financial statements, and notes thereto, included in our annual report on Form 10-K for the fiscal year ended December 31, 2003.

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

Historically, we applied the intrinsic value based method of accounting as prescribed by APB Opinion 25 and related Interpretations in accounting for our share-based awards. Had we fully adopted Statement of Financial Accounting Standards No. 123 for awards issued prior to January 1, 2003 it would have changed our method for recognizing the cost of our plans. Had the compensation cost for our share-based compensation plans been determined consistent with Statement of Financial Accounting Standards No. 123, our net income applicable to common shareholders and net income per common share for the three and six months ended June 30, 2004 and 2003 would approximate the pro forma amounts below:

	(amounts in thousands, except per share data)
Three Months Ended June 30,	As reported 2004	Pro forma 2004	As reported 2003	Pro forma 2003
SFAS No. 123 charge	$612	$633	$563	$623
Net income applicable to common shareholders	$16,679	$16,658	$6,399	$6,339
Net income per common share-basic	$0.38	$0.38	$0.16	$0.16
Net income per common share-diluted	$0.37	$0.37	$0.16	$0.16

	(amounts in thousands, except per share data)
Six Months Ended June 30,	As reported 2004	Pro forma 2004	As reported 2003	Pro forma 2003
SFAS No. 123 charge	$1,112	$1,154	$1,036	$1,199
Net income applicable to common shareholders	$29,965	$29,923	$19,796	$19,633
Net income per common share-basic	$0.68	$0.68	$0.51	$0.50
Net income per common share-diluted	$0.68	$0.68	$0.51	$0.50

The effects of applying Statement of Financial Accounting Standards No. 123 in this pro forma disclosure are not indicative of future amounts.

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Unaudited)

4. Earnings per Share

We calculate earnings per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share,” which requires a dual presentation of basic and diluted earnings per share on the face of the income statement. Additionally, the statement requires a reconciliation of the numerator and denominator used in computing basic and diluted earnings per share. The table below presents a reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share for the three and six month periods ended June 30, 2004 and 2003:

(in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Reconciliation of the numerator used for basic earnings per share
Income from continuing operations	$14,191	$12,479	$28,826	$25,126
Preferred dividends	(2,113)	(2,113)	(5,826)	(4,226)
(Loss)/gain on sale of land and an interest in a real estate partnership	(94)	778	1,222	1,910

Income from continuing operations applicable to common shareholders	$11,984	$11,144	$24,222	$22,810

Discontinued operations	4,695	(4,745)	5,743	(3,014)

Net income applicable to common shareholders	$16,679	$6,399	$29,965	$19,796

Reconciliation of the denominator used for basic earnings per share
Weighted average common shares outstanding (1)	44,386	38,996	43,906	38,973

Basic earnings per share	$0.38	$0.16	$0.68	$0.51

Reconciliation of the numerator used for dilutive earnings per share
Income from continuing operations	$14,191	$12,479	$28,826	$25,126
Preferred dividends	(2,113)	(2,113)	(5,826)	(4,226)
(Loss)/gain on sale of land and an interest in a real estate partnership	(94)	778	1,222	1,910

Income from continuing operations applicable to common shareholders	$11,984	$11,144	$24,222	$22,810

Discontinued operations	4,695	(4,745)	5,743	(3,014)

Net income applicable to common shareholders	$16,679	$6,399	$29,965	$19,796

Reconciliation of the denominator used for dilutive earnings per share
Weighted average common shares outstanding	44,386	38,996	43,906	38,973
Options	82	191	133	145
Share grants	59	17	55	10

Weighted average common shares and common share equivalents outstanding (1)	44,527	39,204	44,094	39,128

Diluted earnings per share	$0.37	$0.16	$0.68	$0.51

(1)	Preferred shares for the three and six months ended June 30, 2004 and 2003 are excluded from the denominator in calculating basic and dilutive earnings per share as such shares were anti-dilutive for the periods; therefore, the numerator used in the calculation of basic and dilutive earnings per share is income applicable to common shareholders for all periods.

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Unaudited)

5. Deferred Charges and Other Assets, Net

Deferred charges consisted of the following at June 30, 2004 and December 31, 2003:

	(in thousands)
	June 30, 2004	December 31, 2003
Deferred leasing costs and tenant improvements	$297,507	$276,926
In-place lease value at market	16,928	7,425
Below market lease values	(7,031)	(15)
Deferred financing costs	14,664	14,870
Prepaids and other assets	8,411	8,920

	330,479	308,126
Less: accumulated amortization	(106,460)	(100,331)

	$224,019	$207,795

We record the amortization related to deferred leasing costs and tenant improvements and in-place lease value at market in the line item “depreciation and amortization.” We record below market lease value amortization in the line item “rental income.” Amortization for deferred financing cost is recorded in the line item “amortization of deferred financing costs,” and the amortization for prepaid items is recorded in the line items “property operating and maintenance” and “real estate taxes.”

6. Accounts Receivable, Net

Accounts receivable consisted of the following at June 30, 2004 and December 31, 2003:

	(in thousands)
	June 30, 2004	December 31, 2003
Rents and services	$9,398	$12,322
Accruable rental income	47,835	44,137
Other	636	939

	57,869	57,398
Less: allowance for doubtful accounts	(6,839)	(9,986)

	$51,030	$47,412

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Unaudited)

7. Investments in Unconsolidated Joint Ventures

The following information summarizes the financial position at June 30, 2004 and December 31, 2003 and the results of operations for the three and six month periods ended June 30, 2004 and 2003 for the investments in which we held a non-controlling interest during the period presented:

Summary of Financial Position:	Total Assets		Total Debt (4)		Total Equity		Company’s Investment
(in thousands)	June 30, 2004	Dec. 31, 2003	June 30, 2004	Dec. 31, 2003	June 30, 2004	Dec. 31, 2003	June 30, 2004	Dec. 31, 2003
Broadmoor Austin Associates(1)	$100,448	$103,334	$135,324	$138,552	$(35,482)	$(35,991)	$4,010	$3,882
Tysons International Partners(2)	95,072	95,186	59,524	59,914	33,964	34,213	8,764	9,226
Other Investments(3)	—	—	—	—	—	—	—	1,107

							$12,774	$14,215

Summary of Operations for the Three Months Ended June 30, 2004 and 2003:	Total Revenue		Net Income		Company’s Share of Net Income/(Loss)
(in thousands)	2004	2003	2004	2003	2004	2003
Broadmoor Austin Associates	$5,018	$5,055	$1,254	$1,210	$627	$605
Tysons International Partners	2,876	3,329	(124)	427	(31)	107

Total					$596	$712

Summary of Operations for the Six Months Ended June 30, 2004 and 2003:	Total Revenue		Net Income		Company’s Share of Net Income/(Loss)
(in thousands)	2004	2003	2004	2003	2004	2003
Broadmoor Austin Associates	$10,035	$10,111	$2,474	$2,338	$1,237	$1,169
Tysons International Partners	5,819	6,574	(250)	676	(63)	169

Total					$1,174	$1,338

(1)	We own a 50% non-controlling interest in Broadmoor Austin Associates, an entity, which owns a seven-building, 1.1 million net rentable square foot office complex in Austin, Texas.
(2)	We own a 25% non-controlling interest in Tysons International Partners, an entity, which owns two office properties containing 452,000 net rentable square feet in the Northern Virginia area.
(3)	Prior to April 14, 2004, we owned a 1% investment in certain real estate entities accounted for using the cost method of accounting. On April 14, 2004, we sold our investment to Brandywine Realty Trust for proceeds totaling $1.1 million, equaling the carrying amount of our investment at the date of sale.
(4)	The mortgage debt, all of which is non-recourse, is collateralized by the individual real estate property or properties within each venture.

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Unaudited)

8. Mortgages and Notes Payable

At June 30, 2004, we had mortgages and notes payable of $1.10 billion, excluding our proportionate share of debt from our unconsolidated joint ventures.

The following table sets forth our mortgages and notes payable as of June 30, 2004 and December 31, 2003:

	(in thousands)
Description	June 30, 2004	December 31, 2003	Amortization	Interest Rate(3)	Maturity
Collateralized term loan	$70,438	$70,813	25 yr	LIBOR+1.375%	September 30, 2004
Revolving credit facility	225,000	111,000	None	LIBOR+1.250%	February 19, 2007
Unsecured term loan -Commerz	75,000	75,000	None	LIBOR+1.250%	March 15, 2009
Unsecured term loan - Eurohypo I	100,000	100,000	None	LIBOR+1.250%	May 22, 2008
Unsecured term loan - Eurohypo II	13,900	14,000	30 yr	7.46%	July 15, 2009
PPREFI portfolio loan	180,100	180,100	None	7.58%	February 26, 2007
Mortgage notes payable	439,554	478,122	(1)	(2)	(2)

	$1,103,992	$1,029,035

(1)	Excluding the $66.0 million financing of our Burnett Plaza property, which requires interest only payments until maturity, our mortgage notes have debt service requirements based on amortization terms ranging from 18 to 30 years.
(2)	Excluding the Burnett Plaza financing, which has an interest rate equal to 30-day LIBOR plus 150 basis points, the interest rates range from 6.63% to 8.05% with a weighted average interest rate of 7.37% at June 30, 2004. Maturity dates range from April 2005 through June 2013 with a weighted average maturity of 5.3 years from June 30, 2004.
(3)	30-day LIBOR was 1.37% at June 30, 2004.

Our mortgages and notes payable at June 30, 2004 consisted of $553.7 million of fixed rate, non-recourse, long-term mortgages, $13.9 million of fixed rate, recourse debt and $536.4 million of floating rate debt, $325.0 million of which was hedged at June 30, 2004 with variable to fixed rate hedges.

Future scheduled principal repayments of our outstanding mortgages and notes payable are as follows:

(in thousands)
2004	$73,169
2005	104,349
2006	9,704
2007	417,182
2008	106,048
Thereafter	393,540

$1,103,992

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

Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified to earnings. This reclassification is consistent with when the hedged items are recognized in earnings. Within the next twelve months, we expect to reclassify to earnings approximately $3.8 million and $1.3 million of unrealized losses and unrealized gains, respectively.

The following table summarizes the notional values and fair values of our derivative financial instruments at June 30, 2004. The notional value provides an indication of the extent of our involvement in these instruments as of the balance sheet date, but does not represent exposure to credit, interest rate or market risks.

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Unaudited)

Notional Amount	Swap Rate Paid (Fixed)	Effective Fixed Rate	Swap Rate Received (Variable) at June 30, 2004	Swap Maturity	Fair Value
					(in thousands)
$ 50 million	6.253%	7.628%	1.37%	September 2004	$(592)
$ 60 million	6.248%	7.623%	1.37%	September 2004	(709)
$ 25 million	4.345%	5.845%	1.37%	July 2005	(497)
$ 15 million	4.345%	5.845%	1.37%	July 2005	(298)
$ 20 million	5.985%	7.235%	1.37%	March 2006	(1,054)
$ 30 million	5.990%	7.240%	1.37%	March 2006	(1,583)
$ 50 million	2.270%	3.520%	1.37%	August 2007	1,859
$ 25 million	2.277%	3.527%	1.37%	August 2007	925
$ 70 million(1)	4.139%	4.989%	1.37%	August 2008	(543)
$ 30 million(2)	3.857%	5.107%	1.37%	September 2008	254
$ 30 million(2)	3.819%	5.069%	1.37%	October 2008	298
$ 20 million(2)	3.819%	5.069%	1.37%	October 2008	198
$ 50 million	3.935%	5.186%	1.37%	May 2009	338
$ 30 million(2)	3.443%	4.693%	1.37%	October 2009	1,226

Total					$(178)

(1)	The interest rate swap agreement will effectively lock 30-day LIBOR at 4.139% on $70.0 million of future floating rate debt of Prentiss Office Investors, L.P. for a period of four years beginning August 2, 2004.
(2)	Each of the interest rate swap agreements has an effective date of October 1, 2004.

Cash payments made under our interest rate hedges exceeded cash receipts from our interest rate hedges by $2.7 million and $2.4 million for the three months ended June 30, 2004 and 2003, respectively.

10. Accounts Payable and Other Liabilities

Accounts payable and other liabilities consisted of the following at June 30, 2004 and December 31, 2003:

	(in thousands)
	June 30, 2004	December 31, 2003
Accrued interest expense	$5,410	$5,618
Accrued real estate taxes	23,348	24,764
Advance rents and deposits	19,434	18,067
Deferred compensation payable	5,785	4,941
Other liabilities	19,510	28,351

	$73,487	$81,741

11. Distributions

On June 9, 2004, we declared a cash distribution for the second quarter of 2004 in the amount of $0.56 per share, payable on July 9, 2004 to common shareholders of record on June 30, 2004. Additionally, we determined that a distribution of $0.56 per common unit would be made to the partners of the operating partnership and the holders of our Series D Convertible Preferred Shares. The distributions totaled $28.0 million and were paid July 9, 2004.

12. Supplemental Disclosure of Non-Cash Activities

During the three months ended June 30, 2004, we declared cash distributions totaling $28.0 million payable to holders of common shares, operating partnership units and Series D Convertible Preferred Shares. The distributions were paid July 9, 2004.

Pursuant to our long-term incentive plan, during the six months ended June 30, 2004, we issued 89,000 restricted common shares to various key employees. The shares, which had a market value of approximately $3.0 million based upon the per share price on the date of grant, were classified as unearned compensation and recorded in the shareholders’ equity section of the consolidated balance sheet. The unearned compensation is amortized quarterly as compensation expense over the three-year vesting period.

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Unaudited)

During the six months ended June 30, 2004, 10,580 common shares were issued pursuant to the conversion of 10,580 common units of our operating partnership. The common shares had a market value of approximately $374,000 on the conversion date.

During the six months ended June 30, 2004, common shares held in treasury increased by $4.2 million primarily relating to 116,375 common shares surrendered as payment of the exercise price and statutory withholdings for certain share options exercised during the period.

We marked-to-market our investments in securities and our interest rate hedges. During the six months ended June 30, 2004, we recorded unrealized gains of $7.7 million and $28,000 on our interest rate hedges and investments in securities, respectively.

In connection with the acquisitions during the six months ended June 30, 2004, we assumed liabilities of approximately $1.4 million. As a result of property sales during the six months ended June 30, 2004, we removed approximately $1.4 million, $466,000 and $212,000 of receivables, other assets and liabilities, respectively.

13. Segment Information

The tables below present information about segment assets, our investments in equity method investees, expenditures for additions to long-lived assets and revenues and income from continuing operations used by our chief operating decision maker as of and for the three and six month periods ended June 30, 2004 and 2003:

For the Three Months Ended June 30, 2004

(in thousands)

	Mid- Atlantic	Midwest	Southwest	Northern California	Southern California	Total Segments	Corporate Not Allocable To Segments	Consolidated Total
Revenues	$24,241	$15,158	$34,993	$8,338	$10,522	$93,252	$532	$93,784

Income from continuing operations	$11,291	$4,916	$11,792	$3,351	$3,793	$35,143	$(20,952)	$14,191

Additions to long-lived assets:
Development/redevelopment	$15	$459	$17	$1	$881	$1,373	$—	$1,373
Purchase of real estate	—	—	123,323	34,780	17,724	175,827	—	175,827
Capital expenditures for in-service properties	2,286	1,301	3,681	1,667	1,498	10,433	—	10,433

Total additions	$2,301	$1,760	$127,021	$36,448	$20,103	$187,633	$—	$187,633

Investment balance in equity method investees	$8,764	$—	$4,010	$—	$—	$12,774	$—	$12,774

Assets	$611,022	$414,105	$753,585	$215,255	$259,191	$2,253,158	$28,516	$2,281,674

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Unaudited)

For the Three Months Ended June 30, 2003

(in thousands)

	Mid- Atlantic	Midwest	Southwest	Northern California	Southern California	Total Segments	Corporate Not Allocable To Segments	Consolidated Total
Revenues	$22,537	$15,281	$30,190	$8,279	$7,912	$84,199	$1,182	$85,381

Income from continuing operations	$11,591	$5,025	$11,495	$3,556	$3,728	$35,395	$(22,916)	$12,479

Additions to long-lived assets:
Development/redevelopment	$208	$1,552	$241	$2	$(190)	$1,813	$—	$1,813
Purchase of real estate	—	31,361	13	—	—	31,374	—	31,374
Capital expenditures for in-service properties	2,256	862	2,223	1,686	943	7,970	—	7,970

Total additions	$2,464	$33,775	$2,477	$1,688	$753	$41,157	$—	$41,157

Investment balance in equity method investees	$9,534	$—	$3,894	$—	$—	$13,428	$—	$13,428

Assets	$610,388	$411,860	$639,129	$265,672	$178,678	$2,105,727	$29,937	$2,135,664

For the Six Months Ended June 30, 2004

(in thousands)

	Mid- Atlantic	Midwest	Southwest	Northern California	Southern California	Total Segments	Corporate Not Allocable To Segments	Consolidated Total
Revenues	$48,435	$30,152	$67,344	$16,786	$20,560	$183,277	$1,290	$184,567

Income from continuing operations	$21,572	$8,671	$24,249	$7,255	$6,958	$68,705	$(39,879)	$28,826

Additions to long-lived assets:
Development/redevelopment	$15	$1,714	$179	$1	$979	$2,888	$—	$2,888
Purchase of real estate	—	—	123,323	34,780	17,724	175,827	—	175,827
Capital expenditures for in-service properties	3,890	4,529	7,306	2,962	2,500	21,187	—	21,187

Total additions	$3,905	$6,243	$130,808	$37,743	$21,203	$199,902	$—	$199,902

For the Six Months Ended June 30, 2003

(in thousands)

	Mid- Atlantic	Midwest	Southwest	Northern California	Southern California	Total Segments	Corporate Not Allocable To Segments	Consolidated Total
Revenues	$44,405	$29,882	$59,122	$17,088	$15,854	$166,351	$2,780	$169,131

Income from continuing operations	$22,308	$9,203	$21,030	$7,602	$7,161	$67,304	$(42,178)	$25,126

Additions to long-lived assets:
Development/redevelopment	$1,231	$2,827	$331	$7	$(22)	$4,374	$—	$4,374
Purchase of real estate	—	31,361	28,051	—	—	59,412	—	59,412
Capital expenditures for in-service properties	3,043	1,174	4,290	2,393	1,370	12,270	—	12,270

Total additions	$4,274	$35,362	$32,672	$2,400	$1,348	$76,056	$—	$76,056

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Unaudited)

14. Recently Issued Accounting Pronouncements

In March 2004, the Emerging Issues Task Force of the Financial Accounting Standards Board issued EITF No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share.” Statement 128 indicates that participating securities should be included in basic earnings per share (EPS), if the effect is dilutive, using either the two-class method or the if-converted method. EITF No. 03-6 provides guidance on how to determine whether a security should be considered a “participating security” for purposes of computing EPS and how earnings should be allocated to a participating security when using the two-class method for computing basic EPS. The adoption of EITF 03-6 did not have a material effect on our results of operations or our financial condition.

In April 2004, the Financial Accounting Standards Board, issued Staff Position FAS 129-1, “Disclosure Requirements under Statement of Financial Accounting Standards No. 129, Disclosure of Information about Capital Structure, Relating to Contingently Convertible Financial Instruments.” The Staff Position provides guidance on disclosures of contingently convertible financial instruments, including those containing contingent conversion requirements that have not been met and are not otherwise required to be included in the calculation of diluted earnings per share. The statement was effective immediately, and applies to all existing and newly created securities. The adoption of this statement did not have a material effect on our results of operations or financial condition.

15. Pro Forma

The accompanying unaudited pro forma information for the six months ended June 30, 2004 and 2003 is presented as if the acquisition of Cityplace on April 22, 2004, The Bluffs on May 12, 2004 and 5500 Great America Parkway on May 25, 2004 had occurred January 1, 2004 and 2003 and all leases in effect on the date of acquisition were in place on January 1, 2004 and 2003. This pro forma information is based on the historical results of the properties and on our historical consolidated financial results and should be read in conjunction with our consolidated financial statements and notes thereto.

This unaudited pro forma information does not purport to represent what our actual results of operations would have been had the above occurred, nor do they purport to predict the results of operations of future periods.

Pro Forma	Six Months Ended June 30,
(in thousands)	2004	2003
Total revenue	$192,326	$181,466

Income applicable to common shareholders before discontinued operations	$22,744	$21,325

Net income applicable to common shareholders	$28,487	$18,311

Basic earnings per share:
Income applicable to common shareholders before discontinued operations	$0.52	$0.55
Net income applicable to common shareholders	$0.65	$0.47
Weighted average number of common shares outstanding	43,906	38,973
Diluted earnings per share:
Income applicable to common shareholders before discontinued operations	$0.52	$0.55
Net income applicable to common shareholders	$0.65	$0.47
Weighted average number of common shares and common share equivalents outstanding	44,094	39,128

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Unaudited)

16. Subsequent Events

On July 15, 2004, using proceeds from our revolving credit facility, we acquired, from an unrelated third party, approximately 7.7 acres of land in Del Mar, California for gross consideration of $14.9 million.

On July 23, 2004, Prentiss Office Investors, L.P. completed a five-year, $10.7 million loan collateralized by a 69,000 net rentable square foot building in San Diego, California. The interest rate fluctuates between 130 and 150 basis points over 30-day LIBOR depending on the property’s occupancy.

On July 23, 2004, we completed the sale, to an unrelated third party, of four industrial properties containing approximately 91,000 net rentable square feet located in the San Diego, California area. The proceeds from the sale which totaled approximately $10.2 million, before transaction costs, were used to repay a portion of the outstanding borrowings under our revolving credit facility.

On July 29, 2004, Prentiss Office Investors, L.P., through its subsidiaries, completed an $85.0 million, five-year loan, collateralized by certain office buildings owned by various subsidiaries of Prentiss Office Investors, L.P. located in Illinois, California and Virginia. The interest rate is 85 basis points over 30-day LIBOR and the monthly payments are interest only, with the principal of $85.0 million payable at its maturity on August 1, 2009.

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

As of June 30, 2004, we owned interests in a diversified portfolio of 136 primarily suburban Class A office and suburban industrial properties as follows:

	Number of Buildings	Net Rentable Square Feet
		(in millions)
Office properties	105	16.2
Industrial properties	31	2.3

Total	136	18.5

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

As a result of the weak economic climate, the office real estate markets have been materially affected. The contraction of office workforces has reduced demand for office space and overall vacancy rates for office properties increased in all of our markets through 2002 and our operations were adversely impacted. In 2003, vacancy rates appeared to peak in many of our markets and some positive net absorption of space started to occur. Of our four largest markets, Northern Virginia/Metropolitan Washington, D.C., Dallas/Fort Worth, Chicago and Austin, only the Northern Virginia/Metropolitan Washington, D.C. market experienced positive net absorption for the year ended December 31, 2003. Year-to-date through June 30, 2004, the Northern Virginia/Metropolitan Washington D.C., Dallas/Fort Worth and Austin markets have all experienced positive net absorption. While Chicago is seeing some improvement in the suburban office market, the downtown market is still recording negative net absorption. Because vacancy rates remain high in most markets and because the demand for office space typically lags behind overall economic growth, we do not expect any material improvement in leasing conditions prior to 2005.

Occupancy in our portfolio has trended down from 96% at December 31, 2000 to 91% as of December 31, 2003. Occupancy at June 30, 2004 remained relatively constant at 91%. Market rental rates have declined in most markets from peak levels and there may be additional declines in some markets in 2004.

Our organization consists of a corporate office located in Dallas, Texas and five regional offices each of which operates under the guidance of a member of our senior management team. The following table presents second quarter 2004 regional revenues and the 11 markets in which our properties are located, with the first market being the location of each regional office:

Region	Revenues	Market
	(in thousands)
Mid-Atlantic	$24,241	Metropolitan Washington D.C.
Midwest	15,158	Chicago, Suburban Detroit
Southwest	34,993	Dallas/Fort Worth, Austin, Denver, Houston
Northern California	8,338	Oakland, Silicon Valley
Southern California	10,522	San Diego, Los Angeles

Total	$93,252

In addition to the $93.3 million of regional revenues, during the three months ended June 30, 2004, we recognized $532,000 of revenue consisting primarily of interest income which was not allocated to our regions.

At June 30, 2004, we had 16.8 million square feet of in-place leases representing 91% of the net rentable square feet of our properties. Our leases range in term from 1 month to 20 years with an average term of 5 to 7 years. The 16.8 million square feet of in-place leases expire as follows:

	Square Feet
	(in thousands)
2004	1,432	8.5%
2005	1,633	9.7%
2006	1,956	11.7%
2007	2,625	15.7%
2008	1,653	9.9%
Thereafter	7,456	44.5%

	16,755	100.0%

If one or more tenants fail to pay their rent due to bankruptcy, weakened financial condition or otherwise, our income, cash flow and ability to make distributions would be negatively impacted. At any time, a tenant may seek the protection of the bankruptcy laws, which could result in delays in rental payments or in the rejection and termination of such tenant leases.

Second Quarter 2004 Transactions

Real Estate Transactions

On April 22, 2004, using proceeds from our revolving credit facility, we acquired from an unrelated third party a 1.3 million net rentable square foot class “AA” office building and an adjacent land parcel in Dallas, Texas for gross consideration of $124.0 million. Under the terms of the purchase agreement, 7-Eleven entered into a 504,351 square foot lease for three years from the date of closing.

On May 12, 2004, Prentiss Office Investors, L.P. acquired from an unrelated third party a 69,000 net rentable square foot class “A” office building in San Diego, California for gross consideration of $17.7 million. Prentiss Office Investors, L.P. is owned 51% by the operating partnership and its affiliates and 49% by Stichting Pensioenfonds ABP. Each partner contributed their pro rata share of the purchase price of the property to Prentiss Office Investors, L.P. for the acquisition. Amounts contributed from the operating partnership were funded with proceeds from our revolving credit facility.

On May 25, 2004, we acquired from an unrelated third party the Great America Parkway Complex, a three building office complex with approximately 306,000 net rentable square feet and an adjacent land parcel for future development. The properties are located in Santa Clara, California and were acquired for gross proceeds of $34.8 million. The property was 100% vacant upon acquisition. Subsequent to the acquisition, we executed a lease with a third party, unrelated to the seller, for approximately 219,000 net rentable square feet, or approximately 72% of the property. The acquisition was funded with proceeds from our revolving credit facility.

On May 20, 2004, we completed the sale, to an unrelated third party, of six office properties containing approximately 566,000 net rentable square feet. The sale, which included all of our properties in the Sacramento, California area, resulted in gross proceeds of $80.5 million. Concurrent with the sale of the properties, we exercised our right to complete a voluntary defeasance of the mortgage loan collateralized by the properties. Pursuant to the defeasance, we transferred the mortgage loan with an outstanding principal balance of $35.9 million to an unrelated successor entity. The buyer of the properties transferred proceeds totaling $41.2 million representing the proceeds necessary to acquire U.S. Treasury Securities sufficient to cover debt service including both interest and principal payments from the defeasance date through maturity of the loan. We recognized a gain on sale of real estate of $10.2 million and a loss from debt defeasance of $5.3 million during the period both of which are included in discontinued operations. The proceeds from the sale, net of the proceeds used to acquire U.S. Treasury Securities, were used to repay a portion of the outstanding borrowings under our revolving credit facility.

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective for financial statements issued for fiscal years beginning after December 15, 2001, income and gain/(loss) for real estate properties sold and real estate properties held for sale are to be reflected in the consolidated statements of income as discontinued operations. Below is a summary of our combined results of operations from the properties disposed of or held for sale during the periods presented. The summary includes the results of operations before gain/(loss) on sale and the related loss on debt defeasance for the three and six months ended June 30, 2004 and 2003, respectively:

Discontinued Operations: (in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Property revenues:
Rental income	$1,677	$6,789	$5,606	$14,235

Property revenues	1,677	6,789	5,606	14,235

Property expenses:
Property operating and maintenance	484	2,402	1,296	4,991
Real estate taxes	99	416	330	1,030
Depreciation and amortization	774	1,920	1,938	3,726

Property expenses	1,357	4,738	3,564	9,747

Loss on impairment of real estate	—	(1,792)	—	(1,792)
Interest expense	(343)	(643)	(982)	(1,283)

(Loss)/income from discontinued operations	$(23)	$(384)	$1,060	$1,413

During the quarter, we transitioned a parcel of land with a carrying amount at June 30, 2004 of $12.6 million from land held for development to construction in progress. The construction includes a two building office project located in Del Mar, California and will contain approximately 157,859 net rentable square feet upon completion. The project is currently 50% pre-leased.

Other Transactions

On April 26, 2004, we completed a five-year interest rate swap in a notional amount of $50.0 million. The interest rate swap, which effectively locks our cost of funds at 3.935% (before the spread over LIBOR) on $50.0 million of our variable rate borrowings, matures May 1, 2009.

On June 23, 2004, we completed a four-year interest rate swap in a notional amount of $70.0 million. The interest rate swap effectively locks our cost of funds at 4.139% (before the spread over LIBOR) on $70.0 million of future variable rate borrowings. The interest rate swap is effective beginning August 2, 2004 and matures August 1, 2008.

On June 25, 2004, we exercised the accordion feature of our revolving credit facility expanding the facility’s overall borrowing capacity from $300 million to $375 million. Other terms of the facility remain unchanged.

On June 10, 2002, we entered into a securities sales agreement with Brinson Patrick Securities Corporation to issue, from time to time using Brinson Patrick Securities Corporation as our sales agent, up to 3,000,000 of our common shares at the then market price directly to the public (the Dribble Plan). On May 28, 2004, we entered into a second securities sales agreement with Brinson Patrick to issue, from time to time using Brinson Patrick as our sales agent, up to 2,000,000 of our common shares at the then market price directly to the public. On May 28, 2004 we filed a registration statement to register the issuance of the 2,000,000 common shares and such registration statement was declared effective by the Securities and Exchange Commission on June 10, 2004. Common shares will begin to be issued pursuant to the May 28, 2004 agreement after all 3,000,000 of our common shares pursuant to the June 10, 2002 sales agreement have been issued. Since the inception of the Dribble Plan through June 30, 2004, 2,178,400 common shares have been issued including 448,200 common shares issued during the three months ended June 30, 2004. Net proceeds from the common shares issued during the three months ended June 30, 2004 which totaled $14.9 million, or $33.17 per share after underwriting discounts were used to repay a portion of the outstanding borrowings under our revolving credit facility. As of June 30, 2004, 821,600 common shares remain available for issuance under the June 10, 2002 sales agreement and 2,000,000 common shares remain available for issuance under the May 28, 2004 sales agreement.

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

Impairment of long-lived assets and long-lived assets to be disposed of

Real estate, leasehold improvements and land holdings are classified as long-lived assets held for sale or long-lived assets to be held and used. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we record assets held for sale at the lower of the carrying amount or fair value, less cost to sell. With respect to assets classified as held and used, we periodically review these assets to determine whether our carrying amount will be recovered. All of our long-lived assets were classified as held and used at June 30, 2004. Our operating real estate, which comprises the majority of our long-lived assets, had a carrying amount of $1.9 billion at June 30, 2004. A long-lived asset is considered impaired if its carrying amount exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Upon impairment, we would recognize an impairment loss to reduce the carrying value of the long-lived asset to our estimate of its fair value. Our estimate of fair value and cash flows to be generated from our properties requires us to make assumptions related to future occupancy of our properties, future rental rates, tenant concessions, operating expenditures, property taxes, capital improvements, the ability of our tenants to perform pursuant to their lease obligations, the holding period of our properties and the proceeds to be generated from the eventual sale of our properties. If one or more of our assumptions proves incorrect or if our assumptions change, the recognition of an impairment loss on one or more properties may be necessary in the future. The recognition of an impairment loss would negatively impact earnings. We did not recognize any impairment losses during the three months ended June 30, 2004. We recognized an impairment loss of $1.8 million during the three months ended June 30, 2003 on properties held for sale at June 30, 2003.

Allowance for doubtful accounts

Accounts receivable are reduced by an allowance for amounts that we estimate to be uncollectible. Our receivable balance is comprised primarily of accrued rental rate increases to be received over the life of in-place leases as well as rents and operating cost recoveries due from tenants. We regularly evaluate the adequacy of our allowance for doubtful accounts considering such factors as credit quality of our tenants, delinquency of payment, historical trends and current economic conditions. At June 30, 2004, we had total receivables of $57.8 million and an allowance for doubtful accounts of $6.8 million, resulting in a net receivable balance of $51.0 million. Of the $57.8 million in total receivables, $47.8 million represents accrued rental rate increases to be received over the life of in-place leases. It is our policy to reserve all outstanding receivables that are 90-days past due along with a portion of the remaining receivable balance that we feel is uncollectible based on our evaluation of the outstanding receivable balance. In addition, we increase our allowance for doubtful accounts for accrued rental rate increases, if we determine such future rent is uncollectible. Actual results may differ from these estimates under different assumptions or conditions. If our assumptions, regarding the collectibility of accounts receivable, prove incorrect, we may experience write-offs in excess of our allowance for doubtful accounts which would negatively impact earnings. The table below presents the net increase/(decrease) to our allowance for doubtful accounts during the periods, amounts written-off as uncollectible during the periods and our allowance for doubtful accounts at June 30, 2004 and 2003.

	Three Months Ended June 30,
(in thousands)	2004	2003
(Decrease)/increase in allowance for doubtful accounts	$(2,119)	$501
Amounts written off during the period	$(2,163)	$(287)

Allowance for doubtful accounts at period end	$6,839	$8,883

Depreciable lives applied to real estate assets and improvements to real estate assets

Depreciation on buildings and improvements is provided under the straight-line method over an estimated useful life of 30 to 40 years for office buildings and 25 to 30 years for industrial buildings. Significant betterments made to our real estate assets are capitalized and depreciated over the estimated useful life of the betterment. If our estimate of useful lives proves to be materially incorrect, the depreciation and amortization expense that we currently recognize would also prove to be materially incorrect. A change in our estimate of useful lives would therefore result in either an increase or decrease in depreciation and amortization expense and thus, a decrease or increase in earnings. The table below presents real estate related depreciation and amortization expense, including real estate depreciation and amortization expense included in income from continuing operations as well as discontinued operations, for the three months ended June 30, 2004 and 2003:

	Three Months Ended June 30,
(in thousands)	2004	2003
Real estate depreciation and amortization	$23,785	$19,466

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

The aggregate value of other intangible assets (in-place leases) acquired is determined by applying a fair value model. Our estimates of fair value for other intangibles (in-place leases) includes an estimate of carrying costs during the expected lease-up periods for the respective spaces considering current market conditions and the costs to execute similar leases. In estimating the carrying costs that would have otherwise been incurred had the leases not been in place, we include such items as real estate taxes, insurance and other operating expenses as well as lost rental revenue during the expected lease-up period based on current market conditions. Costs to execute similar leases include leasing commissions, legal and other related costs. The value of in-place leases is amortized to expense over the remaining non-cancelable term of the respective leases. Should a tenant terminate its lease, the unamortized portion of the in-place lease value would be charged to expense.

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

Statement No. 141 is effective for business combinations for which the date of acquisition is July 1, 2001, or later. Based on our estimates of the fair value of the components of each real estate property acquired between April 1, 2004 and June 30, 2004, we allocated the purchase price as follows:

(in thousands)	Three Months Ended June 30, 2004
Land	$39,243
Buildings and improvements	$114,030
Tenant Improvements and leasing commissions	$19,898
Above/(below) market lease value	$(7,016)
In-place lease value at market	$9,672
Furniture and fixtures	$808

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

Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we use interest rate swaps as part of our cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without the exchange of the underlying principal amount. During the three months ended June 30, 2004, such derivatives were used to hedge the variable cash flows associated with a portion of our variable-rate debt.

As of June 30, 2004, we did not have any derivatives designated as fair value hedges. Additionally, we do not use derivatives for trading or speculative purposes, and currently, we do not have any derivatives that are not designated as hedges.

To determine the fair value of our derivative instruments, we use a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. For the majority of financial instruments including most derivatives, standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost, and termination cost are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized. Future cash inflows or outflows from our derivative instruments depend upon future borrowing rates. If assumptions about future borrowing rates prove to be materially incorrect, the recorded value of these agreements could also prove to be materially incorrect. Because we use the derivative instruments to hedge our exposure to variable interest rates, thus effectively fixing a portion of our variable interest rates, changes in future borrowing rates could result in our interest expense being either higher or lower than might otherwise have been incurred on our variable-rate borrowings had the rates not been fixed. The table below presents the amount by which cash payments made under our interest rate swap agreements exceeded cash receipts from our agreements during the three months ended June 30, 2004 and 2003. The table also presents the estimated fair value of our in-place swap agreements as of June 30, 2004 and 2003.

	Three Months Ended June 30,
(in thousands)	2004	2003
Net cash paid under our interest rate swap agreements	$2,742	$2,354
Fair value of interest rate swaps at period end	$(178)	$(14,855)

Results of Operations

Comparison of the three months ended June 30, 2004 to the three months ended June 30, 2003

The table below presents our consolidated statements of income for the three months ended June 30, 2004 and 2003:

Consolidated Statements of Income	Three Months Ended June 30,		Increase/ (Decrease)
(in thousands)	2004	2003
Revenues:
Rental income	$90,856	$81,134	$9,722
Service business and other income	2,928	4,247	(1,319)

	93,784	85,381	8,403

Operating expenses:
Property operating and maintenance	23,050	20,211	2,839
Real estate taxes	10,347	9,486	861
General and administrative and personnel costs	2,785	3,232	(447)
Expenses of service business	2,466	2,902	(436)
Depreciation and amortization	23,134	17,614	5,520

	61,782	53,445	8,337

Other expenses:
Interest expense	16,825	17,069	(244)
Amortization of deferred financing costs	568	536	32

	17,393	17,605	(212)

Income from continuing operations before minority interests and equity in income of unconsolidated joint ventures	14,609	14,331	278
Minority interests	(594)	(2,564)	(1,970)
Equity in income of unconsolidated joint ventures	596	712	(116)
Loss on investment in securities	(420)	—	420

Income from continuing operations	14,191	12,479	1,712

Discontinued operations:
(Loss)/income from discontinued operations	(23)	(384)	361
Gain/(loss) from disposition of discontinued operations	10,185	(4,542)	14,727
Loss from debt defeasance related to sale of real estate	(5,316)	—	5,316
Minority interests related to discontinued operations	(151)	181	332

	4,695	(4,745)	9,440

Income before gain on sale of land and an interest in a real estate partnership	18,886	7,734	11,152
(Loss)/gain on sale of land and an interest in a real estate partnership	(94)	778	(872)
Net income	$18,792	$8,512	$10,280
Preferred dividends	(2,113)	(2,113)	—

Net income applicable to common shareholders	$16,679	$6,399	$10,280

Included below is a discussion of the significant events or transactions that have impacted our results of operations when comparing the three months ended June 30, 2004 to the three months ended June 30, 2003.

Acquisition of Real Estate. During the period April 1, 2003 through June 30, 2004, we acquired 15 office properties containing in the aggregate approximately 2.5 million net rentable square feet as follows:

Acquired Properties	Segment	Market	Month of Acquisition	Number of Buildings	Net Rentable Square Feet (in thousands)	Acquisition Price (in millions)
410 Warrenville Road	Midwest	Chicago	May 2003	1	60	$8.7
Corporate Lakes III	Midwest	Chicago	June 2003	1	124	22.6
2291 Wood Oak Drive	Mid-Atlantic	Metro. Wash., D.C.	Aug. 2003	1	228	52.2
Camino West Corporate Park	Southern Calif.	San Diego	Nov. 2003	1	54	8.9
Carlsbad Airport Plaza	Southern Calif.	San Diego	Nov. 2003	1	62	10.5
La Place Court	Southern Calif.	San Diego	Nov. 2003	2	81	13.6
Pacific Ridge Corporate Centre	Southern Calif.	San Diego	Nov. 2003	2	121	23.9
Pacific View Plaza	Southern Calif.	San Diego	Nov. 2003	1	52	10.2
Cityplace	Southwest	Dallas/Ft. Worth	April 2004	1	1,296	124.0
The Bluffs	Southern Calif.	San Diego	May 2004	1	69	17.7
5500 Great America Parkway	Northern Calif.	Silicon Valley	May 2004	3	306	34.8

				15	2,453	$327.1

Real Estate Dispositions. During the period April 1, 2003 through June 30, 2004, we disposed of 17 office properties containing 1.5 million net rentable square feet. Two office properties, containing 339,000 square feet, within our Southwest region were sold on June 26, 2003. Nine properties, containing 644,000 net rentable square feet, representing our only properties in the Atlanta area, a market within our Mid-Atlantic region were sold on July 24, 2003. The remaining six properties, containing 566,000 net rentable square feet, representing our only properties in the Sacramento area, a market within our Northern California region were sold on May 20, 2004.

The following is a discussion of the material changes in our consolidated statements of income and a discussion of the impact that the significant events or transactions, as described above, had on one or more line items of our consolidated statements of income when comparing the three months ended June 30, 2004 to the three months ended June 30, 2003.

Rental Income. Rental income increased $9.3 million due to real estate acquisitions. In addition, during the three months ended June 30, 2004, termination fees increased by $378,000 when compared to the three months ended June 30, 2003.

Property Operating and Maintenance. Property operating and maintenance cost increased $2.4 million due to real estate acquisitions. Property operating and maintenance expenses related to our other properties increased by $380,000. The increase in property operating and maintenance expenses at our other properties primarily related to an increase from the three months ended June 30, 2003 to the three months ended June 30, 2004 of utility expense and parking related expenses offset by a decrease in bad debt expense.

Real Estate Taxes. Real estate taxes increased $1.2 million due to real estate acquisitions. This increase was partially offset by a decrease of $303,000 related to our other properties. The decrease primarily resulted from lower estimates of current year taxes resulting from lower property tax assessments across our portfolio.

General and Administrative and Personnel Costs. The decrease in general and administrative and personnel costs was mainly due to compensation related expenses, which resulted from a decrease in amounts due participants related to our deferred compensation plans.

Service Business and Other Income/Expenses of Service Business. The decrease in service business and other income was mainly due to a decrease in interest income resulting from the repayment of certain notes receivable, as well as a decrease in leasing fees and other service business income. Service business expenses decreased due to lower compensation related expenses during the three months ended June 30, 2004 compared to the three months ended June 30, 2003. The decrease in compensation related expenses resulted primarily from a decrease in health care, FICA, and workers compensation expenses.

Depreciation and Amortization. Depreciation and amortization increased $4.1 million due to real estate acquisitions. Depreciation and amortization for our other properties increased by $1.4 million which is attributable to the depreciation and amortization expense related to capital expenditures incurred at our properties subsequent to acquisition.

Interest Expense. The decrease in interest expense is primarily a result of a decrease in the weighted average interest rate paid on outstanding borrowings from 6.49% to 6.15% for the three months ended June 30, 2004 compared to the three months ended June 30, 2003, partially offset by an increase in weighted average borrowings outstanding for the respective periods.

Minority Interests. Minority interest expense for the three months ended June 30, 2003 attributable to the Series E Preferred Units and Series B Perpetual Preferred Units totaled $2.2 million in the aggregate. The decrease in minority interest expense was primarily due to the repurchase of the Series E Preferred Units on February 4, 2004 and the repurchase of the Series B Cumulative Redeemable Perpetual Preferred Units on February 24, 2004.

Discontinued Operations. The increase in discontinued operations is primarily due to the recognition of gain on sale during the three months ended June 30, 2004 of $10.2 million compared to a loss on sale of $4.5 million recognized during the three months ended June 30, 2003, partially offset by a loss from debt defeasance recognized during the three months ended June 30, 2004. Discontinued operations was also impacted by an impairment loss of $1.8 million recognized during the three months ended June 30, 2003 and the timing of sale of the properties.

Loss on Investment in Securities. In August 2000, we invested $423,000 in Narrowcast Communications Corporation, a provider of an electronic tenant information service known as Elevator News Network. During the three months ended June 30, 2004, we received a return on investment of approximately $3,000 and recorded a loss on investment of approximately $420,000.

Results of Operations

Comparison of the six months ended June 30, 2004 to the six months ended June 30, 2003

The table below presents our consolidated statements of income for the six months ended June 30, 2004 and 2003:

Consolidated Statements of Income	Six Months Ended June 30,		Increase/ (Decrease)
(in thousands)	2004	2003
Revenues:
Rental income	$178,151	$160,529	$17,622
Service business and other income	6,416	8,602	(2,186)

	184,567	169,131	15,436

Operating expenses:
Property operating and maintenance	45,298	40,300	4,998
Real estate taxes	20,251	19,149	1,102
General and administrative and personnel costs	5,370	5,628	(258)
Expenses of service business	4,115	5,121	(1,006)
Depreciation and amortization	45,081	35,434	9,647

	120,115	105,632	14,483

Other expenses:
Interest expense	33,024	33,497	(473)
Amortization of deferred financing costs	1,133	1,045	88

	34,157	34,542	(385)

Income from continuing operations before minority interests and equity in income of unconsolidated joint ventures	30,295	28,957	1,338
Minority interests	(2,223)	(5,169)	(2,946)
Equity in income of unconsolidated joint ventures	1,174	1,338	(164)
Loss on investment in securities	(420)	—	420

Income from continuing operations	28,826	25,126	3,700

Discontinued operations:
Income/(loss) from discontinued operations	1,060	1,413	(353)
Gain/(loss) from disposition of discontinued operations	10,185	(4,542)	14,727
Loss from debt defeasance related to sale of real estate	(5,316)	—	5,316
Minority interests related to discontinued operations	(186)	115	301

	5,743	(3,014)	8,757

Income before gain on sale of land and an interest in a real estate partnership	34,569	22,112	12,457

Gain/(loss) on sale of land and an interest in a real estate partnership	1,222	1,910	(688)

Net income	$35,791	$24,022	$11,769
Preferred dividends	(5,826)	(4,226)	1,600

Net income applicable to common shareholders	$29,965	$19,796	$10,169

Included below is a discussion of the significant events or transactions that have impacted our results of operations when comparing the six months ended June 30, 2004 to the six months ended June 30, 2003.

Acquisition of Real Estate. During the period January 1, 2003 through June 30, 2004, we acquired 16 office properties containing in the aggregate approximately 2.8 million net rentable square feet as follows:

Acquired Properties	Segment	Market	Month of Acquisition	Number of Buildings	Net Rentable Square Feet (in thousands)	Acquisition Price (in millions)
Park West C3	Southwest	Dallas/Ft. Worth	Feb. 2003	1	339	$28.1
410 Warrenville Road	Midwest	Chicago	May 2003	1	60	8.7
Corporate Lakes III	Midwest	Chicago	June 2003	1	124	22.6
2291 Wood Oak Drive	Mid-Atlantic	Metro. Wash., D.C.	Aug. 2003	1	228	52.2
Camino West Corporate Park	Southern Calif.	San Diego	Nov. 2003	1	54	8.9
Carlsbad Airport Plaza	Southern Calif.	San Diego	Nov. 2003	1	62	10.5
La Place Court	Southern Calif.	San Diego	Nov. 2003	2	81	13.6
Pacific Ridge Corporate Centre	Southern Calif.	San Diego	Nov. 2003	2	121	23.9
Pacific View Plaza	Southern Calif.	San Diego	Nov. 2003	1	52	10.2
Cityplace	Southwest	Dallas/Ft. Worth	April 2004	1	1,296	124.0
The Bluffs	Southern Calif.	San Diego	May 2004	1	69	17.7
5500 Great America Parkway	Northern Calif.	Northern Calif.	May 2004	3	306	34.8

				16	2,792	$355.2

Real Estate Dispositions. During the period January 1, 2003 through June 30, 2004, we disposed of 17 office properties containing 1.5 million net rentable square feet. Two office properties, containing 339,000 square feet, within our Southwest region were sold on June 26, 2003. Nine properties, containing 644,000 net rentable square feet, representing our only properties in the Atlanta area, a market within our Mid-Atlantic region were sold on July 24, 2003. The remaining six properties, containing 566,000 net rentable square feet, representing our only properties in the Sacramento area, a market within our Northern California region were sold on May 20, 2004.

The following is a discussion of the material changes in our consolidated statements of income and a discussion of the impact that the significant events or transactions, as described above, had on one or more line items of our consolidated statements of income when comparing the six months ended June 30, 2004 to the six months ended June 30, 2003.

Rental Income. Rental income increased $14.7 million due to real estate acquisitions. In addition, during the six months ended June 30, 2004, termination fees increased by $4.1 million when compared to the six months ended June 30, 2003. These increases were offset by a decrease in rental income of $1.2 million from our other properties relating primarily to occupancy and rental rate declines in our portfolio for the six months ended June 30, 2004 compared to June 30, 2003.

Property Operating and Maintenance. Property operating and maintenance cost increased $3.7 million due to real estate acquisitions. Property operating and maintenance expenses related to our other properties increased by $1.3 million. The increase in property operating and maintenance expenses at our other properties primarily related to an increase from the six months ended June 30, 2003 to the six months ended June 30, 2004 of utility and parking related expenses offset by a decrease in bad debt expense.

Real Estate Taxes. Real estate taxes increased $1.6 million due to real estate acquisitions. The increases were offset by a decrease of $478,000 from our other properties. The decrease primarily resulted from lower estimates of current year taxes resulting from lower property tax assessments across our portfolio.

Service Business and Other Income/Expenses of Service Business. The decrease in service business and other income was mainly due to a decrease in interest income resulting from the repayment of certain notes receivable, as well as a decrease in leasing fees and other service business income. A decrease in income tax expense offset by an increase in personnel costs caused an overall decrease in expenses of the service business.

Depreciation and Amortization. Depreciation and amortization increased $6.8 million due to real estate acquisitions. Depreciation and amortization related to our other properties increased by $2.8 million which is attributable to the depreciation and amortization expense related to capital expenditures incurred at our properties subsequent to acquisition.

Interest Expense. The decrease in interest expense is primarily a result of a decrease in the weighted average interest rate paid on outstanding borrowings from 6.53% to 6.32% from the six months ended June 30, 2003 to the six months ended June 30, 2004, partially offset by an increase in weighted average borrowings outstanding for the respective periods.

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

Discontinued Operations. The increase in discontinued operations is primarily due to the recognition of gain on sale during the six months ended June 30, 2004 of $10.2 million compared to a loss on sale of $4.5 million recognized during the six months ended June 30, 2003, partially offset by a loss from debt defeasance recognized during the six months ended June 30, 2004. Discontinued operations was also impacted by an impairment loss of $1.8 million recognized during the six months ended June 30, 2003 and the timing of sale of the properties.

Loss on Investment in Securities. In August 2000, we invested $423,000 in Narrowcast Communications Corporation, a provider of an electronic tenant information service known as Elevator News Network. During the six months ended June 30, 2004, we received a return on investment of approximately $3,000 and recorded a loss on investment of approximately $420,000.

Liquidity and Capital Resources

Cash and cash equivalents were $10.0 million and $5.9 million at June 30, 2004 and December 31, 2003, respectively. The increase in cash and cash equivalents is a result of net cash provided by operating activities exceeding net cash used in investing and financing activities for the six months ended June 30, 2004.

Cash flows provided by operating activities totaled $66.2 million for the six months ended June 30, 2004 compared to $59.8 million for the six months ended June 30, 2003. The change in cash flows from operating activities is attributable to (1) the factors discussed in our analysis of results of operations for the six months ended June 30, 2004 compared to June 30, 2003 and (2) the timing of receipt of revenues and payment of expenses.

Net cash used in investing activities totaled $40.1 million for the six months ended June 30, 2004 compared to $55.2 million for the six months ended June 30, 2003. The decrease in net cash used in investing activities of $15.1 million is due primarily to an increase of $69.3 million in cash generated from the sale of a 49% interest in Prentiss Office Investors, L.P., an increase of $60.1 million in proceeds received from the sale of real estate, an increase of $10.0 million in cash received from the repayments of certain notes receivable, an increase of $1.1 million in proceeds from the sale of investments, a $1.5 million decrease in cash used in the development and redevelopment of real estate, offset by and an increase of $117.3 million used to acquire real estate assets and an increase of $8.9 million in cash used for capital expenditures related to in-service properties.

Net cash used in financing activities totaled $22.1 million for the six months ended June 30, 2004 compared to $2.3 million for the six months ended June 30, 2003. The increase in net cash used for financing activities of $19.8 million is due primarily to an increase of $105.0 million in cash used for the redemption of preferred units, an increase of $5.0 million in distributions paid and an increase of $891,000 for the repurchase of common operating partnership units, offset by an increase in cash generated from the sale of common shares of $62.0 million, an increase in net borrowings of mortgages and notes payable totaling $19.9 million, and an increase in contributions from limited partners of $9.2 million.

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

Debt Financing

As of June 30, 2004, we had outstanding total indebtedness, including our pro rata share of joint venture debt, of approximately $1.2 billion, or approximately 41.4% of total market capitalization based on a common share price of $33.52 per common share. The amount of indebtedness that we may incur, and the policies with respect thereto, are not limited by our declaration of trust and bylaws, and are solely within the discretion of our board of trustees, limited only by various financial covenants in our credit agreements.

The following table sets forth our mortgages and notes payable, including our pro rata share of joint venture debt as of June 30, 2004:

Borrower/Description	Current Balance	Amortization	Interest Rate	Maturity
	(in thousands)
Broadmoor Austin Associates
Broadmoor Austin (1)	$67,662	16 yr	7.04%	April 10, 2011
Burnett Plaza Associates
Burnett Plaza	66,000	None	LIBOR+1.500%	July 9, 2005
PL Properties Associates, L.P.
Park West C2	33,203	30 yr	6.63%	November 10, 2010
Prentiss Properties Acquisition Partners, L.P.
Collateralized Term Loan (2)	70,438	25 yr	LIBOR + 1.375%	September 30, 2004
Walnut Glen Tower	33,317	30 yr	6.92%	April 1, 2005
Highland Court	4,422	25 yr	7.27%	April 1, 2006
Plaza I & II	6,958	18 yr	7.75%	January 1, 2007
Revolving Credit Facility	225,000	None	LIBOR + 1.250%	February 19, 2007
Unsecured Term Loan – EuroHypo I	100,000	None	LIBOR + 1.250%	May 22, 2008
Unsecured Term Loan – Commerz	75,000	None	LIBOR + 1.250%	March 15, 2009
7101 Wisconsin Avenue	20,243	30 yr	7.25%	April 1, 2009
Unsecured Term Loan – EuroHypo II	13,900	30 yr	7.46%	July 15, 2009
Ordway	47,702	30 yr	7.95%	August 1, 2010
World Savings Center	28,352	30 yr	7.91%	November 1, 2010
One O’Hare Centre	39,429	30 yr	6.80%	January 10, 2011
3130 Fairview Park Drive	22,094	30 yr	7.00%	April 1, 2011
Research Office Center	43,695	28 yr	7.64%	October 1, 2011
Bannockburn Centre	25,988	30 yr	8.05%	June 1, 2012
Del Mar Loan	43,634	30 yr	7.41%	June 1, 2013
Prentiss Properties Corporetum, L.P.
Corporetum Office Campus	24,517	30 yr	7.02%	February 1, 2009
Prentiss Properties Real Estate Fund I, L.P.
PPREFI Portfolio Loan (3)	180,100	None	7.58%	February 26, 2007
Tysons International Partners
1676 International Drive(4)	10,958	28 yr	7.68%	August 30, 2010
8260 Greensboro (4)	3,923	28 yr	7.83%	August 30, 2010

Total	$1,186,535

(1)	We own a 50% non-controlling interest in the entity that owns the Broadmoor Austin properties, which interest is accounted for using the equity method of accounting. The amount shown reflects our proportionate share of the non-recourse mortgage indebtedness collateralized by the properties.
(2)	The Term Loan is collateralized by the following four properties: Willow Oaks I & II (two properties), 8521 Leesburg Pike and the IBM Call Center.
(3)	The PPREFI Portfolio Loan is collateralized by the following 36 properties: the Los Angeles industrial properties (18 properties), the Chicago industrial properties (four properties), the Cottonwood Office Center (three properties), Park West E1 and E2 (two properties), One Northwestern Plaza, 3141 Fairview Park Drive, 13825 Sunrise Valley Drive, O’Hare Plaza II, 1717 Deerfield Road, 2411 Dulles Corner Road, 4401 Fair Lakes Court, the WestPoint Office Building and the PacifiCare Building.
(4)	We own a 25% non-controlling interest in the entity that owns the 1676 International Drive and 8260 Greensboro properties, which interest is accounted for using the equity method of accounting. The amount shown reflects our proportionate share of the non-recourse mortgage indebtedness collateralized by the properties.

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

Under our loan agreements, we are required to satisfy various affirmative and negative covenants, including limitations on total indebtedness, total collateralized indebtedness and cash distributions, as well as obligations to maintain certain minimum tangible net worth and certain minimum interest coverage ratios. Our credit agreements limit total indebtedness to 55% of total assets and require a debt service coverage ratio of at least 2 to 1. Our credit agreements provide for a 30-day period to cure a default caused by our failure to punctually and properly perform, observe and comply with the covenants contained therein. The agreements also provide for an additional 75-day period if such failure is not capable of being cured within 30-days and we are diligently pursuing the cure thereof. We were in compliance with these covenants at June 30, 2004.

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

We may employ forwards or purchased options to hedge qualifying anticipated transactions. Gains and losses are deferred and recognized in net income in the same period that the anticipated transaction occurs, expires or is otherwise terminated. The following table summarizes the notional amounts and fair values of our derivative financial instruments at June 30, 2004. The notional amount provides an indication of the extent of our involvement in these instruments as of the balance sheet date, but does not represent exposure to credit, interest rate or market risks.

Notional Amount	Swap Rate Paid (Fixed)	Effective Fixed Rate	Swap Rate Received (Variable) at June 30, 2004	Swap Maturity	Fair Value
					(in thousands)
$ 50 million	6.253%	7.628%	1.37%	September 2004	$(592)
$ 60 million	6.248%	7.623%	1.37%	September 2004	(709)
$ 25 million	4.345%	5.845%	1.37%	July 2005	(497)
$ 15 million	4.345%	5.845%	1.37%	July 2005	(298)
$ 20 million	5.985%	7.235%	1.37%	March 2006	(1,054)
$ 30 million	5.990%	7.240%	1.37%	March 2006	(1,583)
$ 50 million	2.270%	3.520%	1.37%	August 2007	1,859
$ 25 million	2.277%	3.527%	1.37%	August 2007	925
$ 70 million(1)	4.139%	4.989%	1.37%	August 2008	(543)
$ 30 million(2)	3.857%	5.107%	1.37%	September 2008	254
$ 30 million(2)	3.819%	5.069%	1.37%	October 2008	298
$ 20 million(2)	3.819%	5.069%	1.37%	October 2008	198
$ 50 million	3.935%	5.186%	1.37%	May 2009	338
$ 30 million(2)	3.443%	4.693%	1.37%	October 2009	1,226

Total					$(178)

(1)	The interest rate swap agreement will effectively lock 30-day LIBOR at 4.139% on $70.0 million of future floating rate debt of Prentiss Office Investors, L.P. for a period of four years beginning August 2, 2004.
(2)	Each of the interest rate swap agreements have an effective date of October 1, 2004.

Beginning on the effective date each swap effectively locks in our cost of funds at the swap rate paid (before the spread over LIBOR) on variable rate borrowings in amounts equal to the respective notional amounts above.

Capital Improvements

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. The majority of capital required relates to tenant-related capital expenditures and is dependent upon our leasing activity. Our leasing activity is a function of the percentage of our in-place leases expiring in current and future periods accompanied by our exposure to tenant defaults and our ability to increase the average occupancy of our portfolio. For the six months ended June 30, 2004 capital expenditures related to our in-service properties totaled $21.2 million. We classify capital expenditures for in-service properties as non-incremental and incremental revenue-enhancing capital expenditures representing our estimate of recurring versus non-recurring capital requirements, respectively. Our non-incremental and incremental capital expenditures for the six months ended June 30, 2004 totaled approximately $17.9 million and $3.3 million, respectively.

Equity Financing

During the three months ended June 30, 2004, we issued 532,404 common shares of beneficial interest, par value $.01. The table below details the common shares issued during the period, common shares in treasury activity during the period and the common shares outstanding at June 30, 2004:

Common shares outstanding at March 31, 2004	44,224,828

Common shares issued:
Dribble Plan	448,200
Share options exercised	65,500
Dividend Reinvestment and Share Purchase Plan	17,794
Trustees’ Share Incentive Plan	910

532,404

Common shares placed in treasury/issued from treasury:
Common shares issued from treasury	9,800
Common shares purchased pursuant to our Key Employee Share Option Plan	(1,333)

Common shares outstanding at June 30, 2004	44,765,699

Off-Balance Sheet Arrangements

At June 30, 2004 we had the following off-balance sheet arrangements: (1) a non-controlling 50% interest in Broadmoor Austin Associates, a real estate joint venture; and (2) a 25% non-controlling interest in Tysons International Partners, a real estate joint venture.

Our investments in unconsolidated joint ventures represents less than .6% of our total assets as of June 30, 2004 and 1.8% of our cash flow from operations for the six months ended June 30, 2004. Our investments, however, do provide us with several benefits including increased market share, important customer relations and a possible capital source to fund future real estate projects.

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

The following information summarizes the financial position at June 30, 2004 for the investments in which we held an unconsolidated interest at June 30, 2004:

Summary of Financial Position:
(in thousands)	Total Assets	Total Debt(1)	Total Equity	Company’s Investment
Broadmoor Austin Associates	$100,448	$135,324	$(35,482)	$4,010
Tysons International Partners	95,072	59,524	33,964	8,764

				$12,774

(1)	The mortgage debt, all of which is non-recourse, is collateralized by the individual real estate property or properties within each venture, the net book value of which totaled $168.3 million at June 30, 2004. Our proportionate share of the non-recourse mortgage debt totaled $82.5 million at June 30, 2004.

The following information summarizes the results of operations for the unconsolidated investments which impacted our results of operations for the three and six months ended June 30, 2004.

Summary of Operations for the Three Months Ended June 30, 2004:	Total Revenue	Net Income	Company’s Share of Net Income
(in thousands)
Broadmoor Austin Associates	$5,018	$1,254	$627
Tysons International Partners	2,876	(124)	(31)

			$596

Summary of Operations for the Six Months Ended June 30, 2004:	Total Revenue	Net Income	Company’s Share of Net Income
(in thousands)
Broadmoor Austin Associates	$10,035	$2,474	$1,237
Tysons International Partners	5,819	(250)	(63)

			$1,174

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

Contractual Obligations and Commercial Commitments

We have contractual obligations including mortgages and notes payable and ground lease obligations. The table below presents, as of June 30, 2004, our future scheduled principal repayments of mortgages and notes payable and ground lease obligations, including our pro rata share of debt and ground lease obligations of our of joint venture properties:

		Payments Due by Period
Contractual Obligations	Total	2004	2005/2006	2007/2008	Thereafter
(in thousands)
Mortgages and notes payable	$1,186,535	$74,945	$121,866	$532,275	$457,449
Capital lease obligations	—	—	—	—	—
Ground leases	31,220	240	1,086	1,106	28,788
Unconditional purchase obligations	—	—	—	—	—
Other long-term obligations	—	—	—	—	—

Total contractual cash obligations	$1,217,755	$75,185	$122,952	$533,381	$486,237

As a condition of the purchase and sale and as security for our guarantee, as discussed under the Off-Balance Sheet Arrangements section above, we provided to the title company at closing, irrevocable letters of credit, totaling $1.4 million, drawn on a financial institution and identifying the purchaser as beneficiary. One letter of credit totaling $1.0 million expired in 2003. The balance of the remaining letter of credit totaled $252,000 at June 30, 2004 and expires as follows:

		Commitment Expiration by Period
Other Commercial Commitments	Total Amounts Committed	2004	2005/2006	2007/2008	Thereafter
(in thousands)
Lines of credit	—	—	—	—	—
Standby letters of credit	$252	$63	$189	—	—
Guarantees	—	—	—	—	—
Standby repurchase obligations	—	—	—	—	—
Other commercial commitments	—	—	—	—	—

Total commercial commitments	$252	$63	$189	—	—

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

The following is a reconciliation of net income to funds from operations:

	Three Months Ended June 30,		Six Months Ended June 30,
Funds from operations	2004	2003	2004	2003
(in thousands)
Net income	$18,792	$8,512	$35,791	$24,022
Adjustments:
Real estate depreciation and amortization(1)	23,785	19,466	46,767	39,011
Minority interests(2)	538	244	1,034	757
Minority interests share of depreciation and amortization	(1,303)	—	(2,124)	—
Pro rata share of joint venture depreciation and amortization	744	738	1,480	1,471
Issuance costs of preferred units redeemed	—	—	(1,600)	—
(Gain)/loss on sale of real estate and interests in real estate partnerships	(10,091)	3,764	(11,407)	2,632

Funds from operations	$32,465	$32,724	$69,941	$67,893

(1)	Includes real estate depreciation and amortization included in continuing operations and real estate depreciation and amortization included in discontinued operations.
(2)	Represents the minority interests applicable to the common unit holders of the operating partnership.

Funds from operations decreased by $259,000 for the three months ended June 30, 2004 from the three months ended June 30, 2003, and increased $2.0 million for the six months ended June 30, 2004 from the six months ended June 30, 2003 as a result of factors discussed in the analysis of operating results.

Recently Issued Accounting Pronouncements

In March 2004, the Emerging Issues Task Force of the Financial Accounting Standards Board issued EITF No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share.” Statement 128 indicates that participating securities should be included in basic earnings per share (EPS), if the effect is dilutive, using either the two-class method or the if-converted method. EITF No. 03-6 provides guidance on how to determine whether a security should be considered a “participating security” for purposes of computing EPS and how earnings should be allocated to a participating security when using the two-class method for computing basic EPS. The adoption of EITF 03-6 did not have a material effect on our results of operations or our financial condition.

In April 2004, the Financial Accounting Standards Board, issued Staff Position FAS 129-1, “Disclosure Requirements under Statement of Financial Accounting Standards No. 129, Disclosure of Information about Capital Structure, Relating to Contingently Convertible Financial Instruments.” The Staff Position provides guidance on disclosures of contingently convertible financial instruments, including those containing contingent conversion requirements that have not been met and are not otherwise required to be included in the calculation of diluted earnings per share. The statement was effective immediately, and applies to all existing and newly created securities. The adoption of this statement did not have a material effect on our results of operations or financial condition.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk is exposure to changes in interest rates as a result of our revolving credit facility and long-term debt. At June 30, 2004, we had outstanding total indebtedness, including our pro rata share of joint venture debt, of approximately $1.2 billion, or approximately 41.4% of total market capitalization based on a common share price of $33.52. Our interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, we manage our exposure to fluctuations in market interest rates for our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. In addition, we may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps and floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable rate debt. We do not enter into derivative or interest rate transactions for speculative purposes. Approximately 54.8% of our outstanding debt was subject to fixed rates with a weighted average interest rate of 7.45% at June 30, 2004. Of the remaining $536.4 million, or 45.2%, representing our variable rate debt, $325.0 million was effectively locked at June 30, 2004 at an interest rate (before the spread over LIBOR) of 4.25% through our interest rate swap agreements. We regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

The following table provides information about our financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations outstanding at June 30, 2004, including our pro rata share of joint venture debt totaling $82.5 million, the table presents principal cash flows and related weighted average interest rates for the debt outstanding during the periods. For interest rate swaps, the table presents notional amounts and weighted average interest rates for in-place swaps during the period. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on 30-day LIBOR as of June 30, 2004. The fair value of our fixed rate debt indicates the estimated principal amount of debt having similar debt service requirements, which could have been borrowed by us at June 30, 2004. The rate assumed in the fair value calculation of fixed rate debt is equal to 5.81%, representing our estimated borrowing rate for fixed rate debt instruments similar in term to those outstanding at June 30, 2004 (yield on 5-year U.S. Treasury Securities at June 30, 2004 plus 200 basis points). The fair value of our variable to fixed interest rate swaps indicates the estimated amount that would have been paid by us had they been terminated at June 30, 2004. Exclusive of our interest rate swaps, if 30-day LIBOR increased 100 basis points, total interest expense would increase $5.4 million.

(dollars in thousands)	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
Liabilities
Long-Term Debt:
Fixed Rate	$4,507	$42,108	$13,758	$196,548	$10,727	$382,449	$650,097	$694,188
Average Interest Rate	7.45%	7.47%	7.48%	7.41%	7.39%	7.43%	—	—
Variable Rate	$70,438	$66,000	$—	$225,000	$100,000	$75,000	$536,438	$536,438
Average Interest Rate	2.70%	2.68%	2.66%	2.66%	2.66%	2.66%	—	—
Interest Rate Derivatives
Interest Rate Swaps:
Variable to Fixed	$110,000	$40,000	$50,000	$75,000	$150,000	$80,000	$505,000	$(178)
Average Pay Rate	4.25%	3.88%	3.56%	3.64%	3.87%	3.65%	—	—
Average Receive Rate	1.37%	1.37%	1.37%	1.37%	1.37%	1.37%	—	—

Item 4. Controls and Procedures

As of June 30, 2004, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 15d-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We are not presently subject to any material litigation, other than ordinary routine litigation incidental to the business.

Item 2. Changes in Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2004 – April 30, 2004	1,333	$33.00	—	997,200

May 1, 2004 – May 31, 2004	—	$—	—	—

June 1, 2004 – June 30, 2004	—	$—	—	—
Total	1,333	$33.00	—	997,200

(1)	During April 2004, we purchased 1,333 of our common shares pursuant to our Key Employee Share Option Plan. The purchase was not made pursuant to a publicly announced plan or program.
(2)	During 1998, our board of trustees authorized the repurchase of up to 2.0 million common shares in the open market or negotiated private transactions. On January 4, 2000, the board of trustees authorized a 1.5 million-share increase in the share repurchase program bringing the total authorization to 3.5 million common shares. On May 9, 2001, the board of trustees authorized an additional 1.0 million-share increase in the share repurchase program bringing the total authorization to 4.5 million shares. Since inception of the repurchase program, through June 30, 2004, we have purchased 3,502,800 common shares and pursuant to current authorization, we have the ability to repurchase an additional 997,200 in the future.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On May 5, 2004, we held our Annual Meeting of Shareholders. At the meeting, two Class II trustees, Dr. Leonard M. Riggs, Jr. and Ronald G. Steinhart were elected to serve as trustees until the 2007 Annual Meeting of the shareholders, and until the respective successor of each is duly elected and qualified. Each of Michael V. Prentiss, Thomas F. August, Lawrence A. Wilson, Thomas J. Hynes, Jr. and Barry J.C. Parker continue their terms of office as members of our board of trustees.

The votes cast for the trustees were:

Dr. Leonard M. Riggs, Jr.

Votes for:	38,709,341
Votes withheld:	618,791
Broker non-votes:	—
Abstentions:	—

Ronald G. Steinhart

Votes for:	38,529,612
Votes withheld:	798,520
Broker non-votes:	—
Abstentions:	—

The shareholders also ratified the appointment of PricewaterhouseCoopers LLP as our independent accountants for 2004.

The votes cast were as follows:

Votes for:	38,736,716
Votes against:	571,363
Broker non-votes:	—
Abstentions:	20,054

The shareholders approved and adopted our amended and restated Trustees’ Share Incentive Plan which increases the aggregate number of our common shares of beneficial interest, par value $0.01 per share, that may be issued under the current Trustees’ Share Incentive Plan by 50,000 common shares.

The votes cast were as follows:

Votes for:	35,215,404
Votes against:	873,639
Broker non-votes:	—
Abstentions:	44,387

The shareholders approved and adopted our amended and restated 1996 Share Incentive Plan which increases the aggregate number of our common shares of beneficial interest, par value $0.01 per share, that may be issued under the 1996 Share Incentive Plan by 1,500,000 common shares.

The votes cast were as follows:

Votes for:	34,790,412
Votes against:	1,296,762
Broker non-votes:	—
Abstentions:	46,256

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

3.1	Amended and Restated Declaration of Trust of the Registrant (filed as Exhibit 3.1 to our Form 10-K, filed on March 15, 2004, File No. 001-14516).

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to our Form 10-Q, filed on May 15, 2002, File No. 001-14516).

3.3	Amendment No. 1 to the Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.3 to our Form 10-Q, filed on May 15, 2002, File No. 001-14516).

3.4	Amendment No. 2 to the Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.4 to our Form 10-Q, filed on November 12, 2003, File No. 001-14516).

3.5	Articles Supplementary, dated February 17, 1998, Classifying and Designating a Series of Preferred Shares of Beneficial Interest as Junior Participating Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest, Series B, and Fixing Distribution and Other Preferences and Rights of Such Shares (filed as an Exhibit to our Registration Statement on Form 8-A, filed on February 17, 1998, File No. 000-23813 and incorporated by reference herein).

3.6	Articles Supplementary, dated June 25, 1998, Classifying and Designating a Series of Preferred Shares of Beneficial Interest as Series B Cumulative Redeemable Perpetual Preferred Shares of Beneficial Interest and Fixing Distribution and Other Preferences and Rights of Such Shares (filed as Exhibit 3.5 to our Form 10-Q, filed on August 12, 1998, File No. 001-14516).

3.7	Articles Supplementary, dated March 20, 2001 (filed as Exhibit 3.6 to our Form 10-K, filed March 27, 2001, File No. 001-14516, and incorporated by reference herein).

3.8	Articles Supplementary Classifying and Designating a Series of Preferred Shares of Beneficial Interest as Series D Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest and Fixing Distribution and Other Preferences and Rights of such Shares, dated March 20, 2001 (filed as Exhibit 3.7 to our Form 10-K, filed March 27, 2001, File No. 001-14516, and incorporated by reference herein).

3.9	Articles Supplementary, dated January 4, 2002 (filed as Exhibit 3.7 to our Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

3.10	Articles Supplementary, dated February 24, 2004, declassifying the Series B Cumulative Redeemable Perpetual Preferred Shares (filed as Exhibit 3.10 to our Form 10-K, filed on March 15, 2004, File No. 001-14516).

4.1	Form of Common Share Certificate (filed as Exhibit 4.1 to our Registration Statement on Amendment No. 1 of Form S-11, File No. 333-09863, and incorporated by reference herein).

4.2	Amended and Restated Rights Agreement, dated January 22, 2002, between Prentiss Properties Trust and EquiServe Trust Company, N.A., as Rights Agent (filed as Exhibit 1 to Amendment No. 2 to our Registration Statement on Form 8-A, filed on February 6, 2002, File No. 000-014516).

4.3	First Amendment dated June 26, 2002 to the Amended and Restated Rights Agreement between Prentiss Properties Trust and Equiserve Trust Company, N.A. as Rights Agent (filed as Exhibit 2 to Amendment No. 3 to our Registration Statement on Form 8-A, filed on June 27, 2002. File No. 001-014516).

4.4	Second Amendment, dated October 21, 2003, to the Amended and Restated Rights Agreement between Prentiss Properties Trust and Equiserve Trust Company, N.A. as Rights Agent (filed as Exhibit 3 to Amendment No. 4 to our Registration Statement on Form 8-A, filed on January 26, 2004. File No. 001-014516).

4.5	Form of Rights Certificate (included as Exhibit A to the Rights Agreement (Exhibit 4.2)).

4.6	Form of Series D Preferred Share Certificate (filed as Exhibit 4.4 to our Form 10-K, filed March 27, 2001, File No. 001-14516, and incorporated by reference herein).

10.1	1996 Share Incentive Plan (filed as Exhibit 10.25 to Amendment No. 1 to our Registration Statement on Form S-11, File No. 333-09863, and incorporated by reference herein).

10.2	First Amendment, effective as of May 6, 1997, to the 1996 Share Incentive Plan (filed as Exhibit 4.6 to our Registration Statement on Form S-8, File No. 333-79623, filed on May 28, 1999, and incorporated by reference herein).

10.3	Second Amendment, effective as of May 5, 1998, to the 1996 Share Incentive Plan (filed as Exhibit 4.7 to our Registration Statement on Form S-8, File No. 333-79623, filed on May 28, 1999, and incorporated by reference herein).

10.4	Third Amendment, effective as of May 9, 2001, to the 1996 Share Incentive Plan (filed as Exhibit 4.5 to our Registration Statement on Form S-8, File No. 333-68520, filed on August 28, 2001, and incorporated by reference herein).

10.5	Amendment No. 4, effective as of October 15, 1996, to the 1996 Share Incentive Plan (filed as Exhibit 10.5 to our Form 10-Q, filed November 14, 2002, File No. 001-14516).

10.6	Amendment No. 5, effective as of October 23, 2002, to the 1996 Share Incentive Plan (filed as Exhibit 10.6 to our Form 10-Q, filed November 14, 2002, File No. 001-14516).

10.7	Amended and Restated Trustees’ Share Incentive Plan, effective as of May 15, 2002 (filed as Exhibit 4.12 to our Registration Statement on Form S-8, File No. 333-97045, filed on July 24, 2002, and incorporated by reference herein).

10.8	Amendment No. 1, effective as of October 23, 2002, to the Amended and Restated Trustees’ Share Incentive Plan (filed as Exhibit 10.8 to our Form 10-Q, filed November 14, 2002, File No. 001-14516).

10.9	Trustees Share Incentive Plan (filed as Exhibit 4.8 to our Registration Statement on Form S-8, File No. 333-79623, filed on May 28, 1999, and incorporated by reference herein).

10.10	First Amendment, effective as of May 5, 1998, to the Trustees’ Share Incentive Plan (filed as Exhibit 4.9 to our Registration Statement on Form S-8, File No. 333-79623, filed on May 28, 1999, and incorporated by reference herein).

10.11	Second Amendment, effective as of March 1, 1999, to the Trustees’ Share Incentive Plan (filed as Exhibit 4.10 to our Registration Statement on Form S-8, File No. 333-79623, filed on May 28, 1999, and incorporated by reference herein).

10.12	Third Amendment, effective as of May 10, 2000, to the Trustees’ Share Incentive Plan (filed as Exhibit 10.8 to our Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.13	Form of Stock Option Agreement (filed as Exhibit 10.9 to our Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.14	Amended and Restated Share Purchase Plan, dated as of July 1, 2000 (filed as Exhibit 10.10 to our Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.15	Amendment No. 1, effective as of October 23, 2002, to the Amended and Restated Share Purchase Plan (filed as Exhibit 10.15 to our Form 10-Q, filed November 14, 2002, File No. 001-14516).

10.16	Key Employee Share Option Plan (filed as Exhibit 10.11 to our Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.17	Prentiss Properties Employee Savings Plan (filed as Exhibit 10.12 to our Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.18	Third Amended and Restated Employment Agreement, dated January 1, 2004 by and between Michael V. Prentiss and Prentiss Properties Trust. (filed as Exhibit 10.18 to our Form 10-K, filed on March 15, 2004, File No. 001-14516).

10.19	Amended and Restated Employment Agreement, dated May 10, 2000, by and between Thomas F. August and Prentiss Properties Trust (filed as Exhibit 10.21 to our Form 10-K, filed on March 27, 2001, and incorporated herein by reference).

10.20	Third Amended and Restated Agreement of Limited Partnership of Prentiss Properties Acquisition Partners, L.P., dated as of October 1, 2001 (filed as Exhibit 10.15 to our Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.21	First Amendment, dated as of December 18, 2001, to the Third Amended and Restated Agreement of Limited Partnership of Prentiss Properties Acquisition Partners, L.P., dated as of December 18, 2001 (filed as Exhibit 10.16 to our Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.22	Second Amendment, dated as of January 3, 2002, to the Third Amended and Restated Agreement of Limited Partnership of Prentiss Properties Acquisition Partners, L.P., dated as of October 1, 2001 (filed as Exhibit 10.17 to our Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.23	Third Amendment to the Third Amended and Restated Agreement of Limited Partnership of Prentiss Properties Acquisition Partners, L.P. (filed as Exhibit 10.40 to our Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.24	Fourth Amendment to the Third Amended and Restated Agreement of Limited Partnership of Prentiss Properties Acquisition Partners, L.P. (filed as Exhibit 10.20 to our Form 10-Q, filed August 14, 2002, File No. 001-14516).

10.25	Fifth Amendment to the Third Amended and Restated Agreement of Limited Partnership of Prentiss Properties Acquisition Partners, L.P. (filed as Exhibit 99.1 to our Form 8-K, File No. 001-14516, filed on August 14, 2003).

10.26	Sixth Amendment to the Third Amended and Restated Agreement of Limited Partnership of Prentiss Properties Acquisition Partners, L.P. (filed as Exhibit 10.2 to our Form 10-Q, File No. 001-14516, filed on November 12, 2003).

10.27	Seventh Amendment to the Third Amended and Restated Agreement of Limited Partnership of Prentiss Properties Acquisition Partners, L.P. (filed as Exhibit 10.27 to our Form 10-K, filed on March 15, 2004, File No. 001-14516).

10.28	Eighth Amendment to the Third Amended and Restated Agreement of Limited Partnership of Prentiss Properties Acquisition Partners, L.P. (filed as Exhibit 10.28 to our Form 10-K, filed on March 15, 2004, File No. 001-14516).

10.29	Series E Cumulative Redeemable Preferred Partnership Units Repurchase Agreement, dated February 4, 2004, by and between Prentiss Properties Acquisition Partners, L.P. and Brandywine Operating Partnership, L.P. (filed as Exhibit 10.29 to our Form 10-K, filed on March 15, 2004, File No. 001-14516).

10.30	Series B Preferred Unit Redemption Agreement, dated February 24, 2004, by and between Prentiss Properties Acquisition Partners, L.P., Belrose Realty Corporation, Belmar Realty Corporation, Belport Realty Corporation and Belshire Realty Corporation (filed as Exhibit 10.30 to our Form 10-K, filed on March 15, 2004, File No. 001-14516).

10.31	Credit Agreement, dated May 22, 2003, among Prentiss Properties Acquisition Partners, L.P., as Borrower, Eurohypo AG, New York Branch, as Administrative Agent, Bank One, NA, as Syndication Agent, and other lenders as named therein, (filed as Exhibit 10.2 to our Form 10-Q, File No. 001-14516, filed on August 14, 2003).

10.32	Stock Purchase Agreement, dated January 1, 2003, by and between Prentiss Properties Acquisition Partners, L.P. and Ampulla LLC, a single member Limited Liability Company, owned by Michael V. Prentiss, Chairman of the Board of Prentiss Properties Trust, (filed as Exhibit 10.3 to our Form 10-Q, File No. 001-14516, filed on August 14, 2003).

10.33	Exchange Agreement, dated as of March 20, 2001, by and among Prentiss Properties Trust, Prentiss Properties Acquisition Partners, L.P. and Security Capital Preferred Growth Incorporated (filed as Exhibit 10.14 to our Form 10-K, filed on March 27, 2001, and incorporated herein by reference).

10.34	Registration Rights Agreement, dated as of March 20, 2001, by and among Prentiss Properties Trust and Security Capital Preferred Growth Incorporated (filed as Exhibit 10.15 to our Form 10-K, filed on March 27, 2001, and incorporated by reference herein).

10.35	Second Amendment and Restatement of the Agreement, dated March 22, 2002, among Prentiss Properties Acquisition Partners, L.P., as Borrower, Bank One, N.A., as Administrator, Bank of America, N.A., as Syndication Agent, Dresdner Bank, AG as Documentation Agent and each of the Lenders that are signatory therein (filed as Exhibit 10.1 to our Post-Effective Amendment No. 2 to Form S-3, File No. 333-49433, filed July 26, 2002 and incorporated by reference herein).

10.36	Credit Agreement, dated March 16, 2001, among Prentiss Properties Acquisition Partners, L.P., as Borrower, Commerzbank AG, New York Branch, as Administrative Agent, Sole Arranger and Sole Book Runner, Fleet National Bank, as Syndication Agent, LaSalle Bank National Association, as Documentation Agent and each of the Lenders named therein (filed as Exhibit 10.21 to our Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.37	First Amendment, dated as of November 28, 2000, to the Credit Agreement, dated September 30, 1999, among Prentiss Properties Acquisition Partners, L.P., as Borrower, Bank One, N.A., as Administrative Agent, Mellon Bank and Union Bank of California as co-documentation agents (filed as Exhibit 10.23 to our Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.38	Second Amended and Restated Credit Agreement, dated as of February 19, 2004, by and among Prentiss Properties Acquisition Partners, L.P., Bank One, NA, Bank of America, N.A., Dresdner Bank AG, Commerzbank AG, Societe Generale Southwest Agency and the lenders named therein (filed as Exhibit 10.38 to our Form 10-K, filed on March 15, 2004, File No. 001-14516).

10.39	Amended and Restated Credit Agreement, dated as of March 2, 2004, among Prentiss Properties Acquisition Partners, L.P. as Borrower, Eurohypo AG, New York Branch, as Sole Arranger and Sole Book Runner, Bank One, NA as Syndication Agent, and other Lenders as named therein.

10.40	Loan Agreement, dated as of June 30, 1999, by and between Prentiss Properties Acquisition Partners, L.P. and Robert K. Wiberg (filed as Exhibit 10.30 to our Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.41	Loan Agreement, dated as of June 30, 1999, by and between Prentiss Properties Acquisition Partners, L.P. and Lawrence Krueger (filed as Exhibit 10.31 to our Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.42	Loan Agreement, dated as of June 30, 1999, by and between Prentiss Properties Acquisition Partners, L.P. and Michael A. Ernst (filed as Exhibit 10.32 to our Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.43	Loan Agreement, dated as of June 30, 1999, by and between Prentiss Properties Acquisition Partners, L.P. and Christopher M. Hipps (filed as Exhibit 10.33 to our Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.44	Loan Agreement, dated as of June 30, 1999, by and between Prentiss Properties Acquisition Partners, L.P. and Daniel Cushing (filed as Exhibit 10.34 to our Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.45	Promissory Note, dated as of June 1, 1999, by and between Prentiss Properties Limited, Inc. and Christopher M. Hipps (filed as Exhibit 10.35 to our Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.46	Promissory Note, dated as of January 1, 2002, by and between Prentiss Properties Limited, Inc. and Daniel Cushing (filed as Exhibit 10.36 to our Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.47	Promissory Note, dated as of June 14, 2002, by and among Prentiss Properties Limited, Inc. and Daniel Cushing (filed as Exhibit 10.45 to our Form 10-K, filed March 28, 2003, File No. 001-14516, and incorporated by reference herein).

10.48	Purchase Agreement, dated February 25, 2002, by and among Prentiss Properties Trust, Prentiss Properties Acquisition Partners, L.P., Prentiss Properties I, Inc. and Salomon Smith Barney Inc. (filed as Exhibit 10.38 to our Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.49	Registration Rights Agreement, dated February 25, 2002, by and among Prentiss Properties Trust and Salomon Smith Barney Inc. (filed as Exhibit 10.39 to our Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.50	Sales Agreement between us and Brinson Patrick Securities Corporation, dated June 10, 2002 (filed as Exhibit 1.1 to our Post Effective Amendment No. 2 to Form S-3, File No. 333-49433, filed on July 26, 2002).

10.51	Amendment to Sales Agreement between us and Brinson Patrick Securities Corporation, dated May 5, 2004.

10.52*	Sales Agreement between us and Brinson Patrick Securities Corporation, dated May 28, 2004 (filed as Exhibit 1.1 to our Form S-3, File No. 333-116034, filed on May 28, 2004).

10.53	Amended and Restated Limited Partnership Agreement of Prentiss Office Investors, L.P., dated January 29, 2004 (filed as Exhibit 10.50 to our Form 10-K, filed on March 15, 2004, File No. 001-14516).

10.54	Prentiss Properties Executive Choice Share Deferral Plan (filed as Exhibit 10.1 to our Form 10-Q, filed May 15, 2003, File No. 001-14516, and incorporated by reference herein).

10.55	Prentiss Properties Executive Choice Deferred Compensation Plan (filed as Exhibit 10.2 to our Form 10-Q, filed May 15, 2003, File No. 001-14516, and incorporated by reference herein).

10.56	Prentiss Properties Executive Choice Deferred Compensation Plan for Trustees (filed as Exhibit 10.3 to our Form 10-Q, filed May 15, 2003, File No. 001-14516, and incorporated by reference herein).

10.57	Prentiss Properties Executive Choice Share Deferral Plan for Trustees (filed as Exhibit 10.4 to our Form 10-Q, filed May 15, 2003, File No. 001-14516, and incorporated by reference herein).

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(b)	Reports on Form 8-K

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

PRENTISS PROPERTIES TRUST

Date: August 4, 2004	By:	/s/ Scott W. Fordham
Scott W. Fordham Vice President and Chief Accounting Officer (Principal Accounting Officer and Duly Authorized Officer of the Company)