Form 10-Q
period 2004-09-30
PRENTISS PROPERTIES TRUST/MD
filed 2004-11-08
CIK 1011699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

The number of Common Shares of Beneficial Interest, $0.01 par value, outstanding as of November 5, 2004, was 44,958,814 and the number of outstanding Participating Cumulative Redeemable Preferred Shares of Beneficial Interest, Series D, was 3,773,585.

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

• The effect of shares available for future sale on the price of common shares;

• Changes in market conditions including market interest rates and employment rates;	• Limited ability of shareholders to effect change of control;

• Our incurrence of debt and use of variable rate debt and derivative financial instruments;	• Conflicts of interest;

• Our real estate acquisition, redevelopment, development and construction activities;	• Our third-party property management, leasing, development and construction business and related services; and

• The geographic concentration of our properties;	• Environmental and Americans with Disabilities Act compliance issues related to our properties.

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

(this page intentionally left blank)

PRENTISS PROPERTIES TRUST

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

	September 30, 2004	December 31, 2003
ASSETS
Operating real estate:
Land	$336,245	$325,623
Buildings and improvements	1,731,346	1,727,056
Less: accumulated depreciation	(224,748)	(210,944)

	1,842,843	1,841,735
Construction in progress	18,085	—
Land held for development	58,871	47,202
Deferred charges and other assets, net	236,392	210,420
Notes receivable	5,440	15,904
Accounts receivable, net	54,841	47,412
Cash and cash equivalents	6,956	5,945
Escrowed cash	9,579	11,913
Investments in securities and insurance contracts	2,928	2,579
Investments in unconsolidated joint ventures	12,906	14,215
Interest rate hedges	2,107	1,768

Total assets	$2,250,948	$2,199,093

LIABILITIES AND SHAREHOLDERS’ EQUITY
Mortgages and notes payable	$1,115,534	$1,029,035
Interest rate hedges	6,775	9,842
Accounts payable and other liabilities	93,255	84,366
Mandatorily redeemable preferred units	—	10,000
Distributions payable	28,072	28,986

Total liabilities	1,243,636	1,162,229

Minority interest in operating partnership	26,790	123,058

Minority interest in real estate partnerships	30,858	1,565

Commitments and contingencies

Preferred shares $.01 par value, 20,000,000 shares authorized, 3,773,585 shares issued and outstanding	100,000	100,000
Common shares $.01 par value, 100,000,000 shares authorized, 48,127,475 and 45,772,383 (includes 3,281,285 and 3,159,089 in treasury) shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	481	458
Additional paid-in capital	1,017,744	942,644
Common shares in treasury at cost, 3,281,285 and 3,159,089 shares at September 30, 2004 and December 31, 2003, respectively	(82,505)	(78,000)
Unearned compensation	(3,827)	(2,176)
Accumulated other comprehensive income	(4,061)	(7,198)
Distributions in excess of earnings	(78,168)	(43,487)

Total shareholders’ equity	949,664	912,241

Total liabilities and shareholders’ equity	$2,250,948	$2,199,093

The accompanying notes are an integral part of these consolidated financial statements.

PRENTISS PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Rental income	$91,626	$80,264	$265,123	$236,163
Service business and other income	3,216	3,552	9,632	12,154

	94,842	83,816	274,755	248,317

Operating expenses:
Property operating and maintenance	22,900	19,490	66,675	58,427
Real estate taxes	9,631	7,813	29,219	26,163
General and administrative and personnel costs	3,423	2,747	8,793	8,375
Expenses of service business	2,670	2,478	6,785	7,599
Depreciation and amortization	24,293	18,282	68,266	52,784

	62,917	50,810	179,738	153,348

Other expenses:
Interest expense	17,580	16,853	50,604	50,350
Amortization of deferred financing costs	651	678	1,784	1,723

	18,231	17,531	52,388	52,073

Income from continuing operations before minority interests and equity in income of unconsolidated joint ventures	13,694	15,475	42,629	42,896
Minority interests	(325)	(2,578)	(2,504)	(7,691)
Equity in income of unconsolidated joint ventures	616	595	1,790	1,933
Loss on investment in securities	—	—	(420)	—

Income from continuing operations	13,985	13,492	41,495	37,138

Discontinued operations:
Income from discontinued operations	344	668	2,764	3,617
(Loss)/gain from disposition of discontinued operations	(1,821)	85	8,364	(4,457)
Loss from debt defeasance related to sale of real estate	—	—	(5,316)	—
Minority interests related to discontinued operations	46	(27)	(184)	32

	(1,431)	726	5,628	(808)

Income before gain on sale of land and an interest in a real estate partnership	12,554	14,218	47,123	36,330

Gain on sale of land and an interest in a real estate partnership	—	—	1,222	1,910

Net income	$12,554	$14,218	$48,345	$38,240
Preferred dividends	(2,113)	(2,113)	(7,939)	(6,339)

Net income applicable to common shareholders	$10,441	$12,105	$40,406	$31,901

Basic earnings per common share:
Income from continuing operations applicable to common shareholders	$0.26	$0.28	$0.78	$0.83
Discontinued operations	(.03)	0.02	0.13	(0.02)

Net income applicable to common shareholders – basic	$0.23	$0.30	$0.91	$0.81

Weighted average number of common shares outstanding – basic	44,691	40,231	44,170	39,397

Diluted earnings per common share:
Income from continuing operations applicable to common shareholders	$0.26	$0.28	$0.78	$0.83
Discontinued operations	(0.03)	0.02	0.13	(0.02)

Net income applicable to common shareholders – diluted	$0.23	$0.30	$0.91	$0.81

Weighted average number of common shares and common share equivalents outstanding – diluted	44,882	40,484	44,358	39,588

The accompanying notes are an integral part of these consolidated financial statements.

PRENTISS PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income	$12,554	$14,218	$48,345	$38,240
Unrealized gains and losses on securities:
Unrealized losses arising during the period	(55)	(103)	(27)	(249)
Unrealized gains on interest rate hedges:
Unrealized (losses)/gains arising during the period	(4,570)	3,376	3,164	5,148
Reclassification adjustment for losses included in earnings	—	—	—	263

Other comprehensive income	(4,625)	3,273	3,137	5,162

Comprehensive income	$7,929	$17,491	$51,482	$43,402

The accompanying notes are an integral part of these consolidated financial statements.

PRENTISS PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
	2004	2003
Cash Flows from Operating Activities:
Net income	$48,345	$38,240
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interests	2,688	7,659
(Gain)/loss from disposition of discontinued operations	(8,364)	4,457
Gain on sale of land and an interest in a real estate partnership	(1,222)	(1,910)
Loss on impairment of discontinued operations	—	1,792
Loss on debt defeasance	5,316	—
Loss on investment in securities	420	—
Provision for doubtful accounts	(3,698)	1,488
Depreciation and amortization	71,531	58,721
Amortization of deferred financing costs	1,784	1,723
Non-cash compensation	2,229	2,008
Reclassification of accumulated other comprehensive income	—	263
Gain on derivative financial instruments	(242)	(230)
Changes in assets and liabilities:
Deferred charges and other assets	(9,933)	(4,952)
Accounts receivable	(6,754)	(4,970)
Escrowed cash	2,334	(1,342)
Accounts payable and other liabilities	1,233	(9,196)

Net cash provided by operating activities	105,667	93,751

Cash Flows from Investing Activities:
Development/redevelopment of real estate	(9,394)	(5,069)
Purchase of real estate	(189,932)	(109,755)
Capital expenditures for in-service properties	(34,643)	(21,489)
Distributions in excess of earnings of unconsolidated joint ventures	13	269
Purchase of interest in Prentiss Properties Resources	—	(67)
Cash from consolidation of Prentiss Properties Resources	—	461
Investments in securities and insurance contracts	(729)	(327)
Proceeds received from repayments of notes receivable	10,464	—
Proceeds from the sale of a joint venture interest in a real estate partnership	69,338	—
Proceeds from the sale of investment	1,107	—
Proceeds from the sale of real estate	132,489	57,088

Net cash used in investing activities	(21,287)	(78,889)

Cash Flows from Financing Activities:
Net proceeds from sale of common shares	64,990	71,402
Redemption of series E preferred units	(10,000)	—
Redemption of series B preferred units	(95,000)	—
Capital contribution from consolidated joint ventures	11,034	250
Repurchase of operating partnership common units	(891)	—
Distributions paid to limited partners	(51,361)	(2,514)
Distributions paid to common shareholders	(73,809)	(65,649)
Distributions paid to preferred shareholders	(6,339)	(6,339)
Distributions paid to preferred unitholders	(3,176)	(6,477)
Proceeds from mortgages and notes payable	656,828	404,685
Repayments of mortgages and notes payable	(570,329)	(406,116)
Payment of debt defeasance cost on debt extinguishment	(5,316)	—

Net cash used in financing activities	(83,369)	(10,758)

Net change in cash and cash equivalents	1,011	4,104
Cash and cash equivalents, beginning of period	5,945	5,080

Cash and cash equivalents, end of period	$6,956	$9,184

Supplemental Cash Flow Information:
Cash paid for interest	$51,807	$52,050

The accompanying notes are an integral part of these consolidated financial statements.

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Unaudited)

1. The Organization

Organization

We are a self-administered and self-managed Maryland REIT that acquires, owns, manages, leases, develops and builds primarily office properties throughout the United States. We are self-administered in that we provide our own administrative services, such as accounting, tax and legal, through our own employees. We are self-managed in that we provide all the management and maintenance services that our properties require through our own employees, such as, property managers, leasing professionals and engineers. We operate principally through our operating partnership, Prentiss Properties Acquisition Partners, L.P., and its subsidiaries, and two management service companies, Prentiss Properties Resources, Inc. and its subsidiaries and Prentiss Properties Management, L.P. The ownership of the operating partnership was as follows at September 30, 2004:

(units in thousands)	Common Units		%	Series D Convertible Preferred Units	%
Prentiss Properties Trust	44,925	(A)	96.94%	3,774	100.00%
Third parties	1,417		3.06%	—	0.00%

Total	46,342		100.00%	3,774	100.00%

(A)	Includes 79,280 common shares held by the company pursuant to a deferred compensation plan. The shares are accounted for as common shares in treasury on the consolidated balance sheet.

As of September 30, 2004, we owned interests in a diversified portfolio of 131 primarily suburban Class A office and suburban industrial properties as follows:

	Number of Buildings	Net Rentable Square Feet
		(in thousands)
Office properties	104	15,731
Industrial properties	27	2,203

Total	131	17,934

As of September 30, 2004, our properties were 89% leased to approximately 950 tenants. In addition to managing properties that we own, we manage approximately 11.3 million net rentable square feet in office, industrial and other properties for third parties.

We have determined that our reportable segments are those that are based on our method of internal reporting, which disaggregates our business by geographic region. As of September 30, 2004, our reportable segments include our five regions (1) Mid-Atlantic; (2) Midwest; (3) Southwest; (4) Northern California; and (5) Southern California.

At September 30, 2004, our properties were located in 10 markets, which were included in our reportable segments as follows:

Reportable Segment	Market
Mid-Atlantic	Metropolitan Washington D.C.
Midwest	Chicago, Suburban Detroit
Southwest	Dallas/Fort Worth, Austin, Denver
Northern California	Oakland, Silicon Valley
Southern California	San Diego, Los Angeles

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Unaudited)

Real Estate Transactions

On July 15, 2004, using proceeds from our revolving credit facility, we acquired from an unrelated third party, approximately 7.7 acres of land in Del Mar, California for gross consideration of $14.9 million. The land can accommodate approximately 200,000 net rentable square feet of future development.

On July 23, 2004, we completed the sale, to an unrelated third party, of four industrial properties containing approximately 91,000 net rentable square feet located in the San Diego, California area. The proceeds from the sale which totaled approximately $10.2 million, before transaction costs, were used to repay a portion of the outstanding borrowings under our revolving credit facility. We recognized a gain on sale of $5.2 million on the transaction which we reported as a gain from disposition of discontinued operations in our current period earnings.

On August 23, 2004, we completed the sale, to an unrelated third party, of an office building containing approximately 466,000 net rentable square feet. This building was our only remaining real estate holding in the Houston, Texas area. The gross proceeds from the sale, totaling approximately $44.3 million, before transaction costs, were used to repay a portion of our outstanding borrowings under our revolving credit facility. We recognized a loss on sale of $7.0 million on the transaction which we reported as a loss from disposition of discontinued operations in current period earnings.

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective for financial statements issued for fiscal years beginning after December 15, 2001, income and gain/(loss) for real estate properties sold and real estate properties held for sale are to be reflected in the consolidated statements of income as discontinued operations. Below is a summary of our combined results of operations from the properties disposed of or held for sale during the periods presented. The summary includes the results of operations before gain/(loss) on sale and the related loss on debt defeasance for the three and nine months ended September 30, 2004 and 2003, respectively:

Discontinued Operations: (in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Property revenues:
Rental income	$1,069	$5,540	$11,329	$24,405
Other income	15	—	15	—

Property revenues	1,084	5,540	11,344	24,405

Property expenses:
Property operating and maintenance	418	2,382	3,237	8,736
Real estate taxes	103	561	1,096	2,390
Depreciation and amortization	219	1,279	3,265	5,937

Property expenses	740	4,222	7,598	17,063

Loss on impairment of real estate	—	—	—	(1,792)
Interest expense	—	(650)	(982)	(1,933)

Income from discontinued operations	$344	$668	$2,764	$3,617

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Unaudited)

Other Transactions

On July 23, 2004, Prentiss Office Investors, L.P., which is owned 51% by our operating partnership and its affiliates and 49% by Stichting Pensioenfonds ABP, completed a five-year, $10.7 million loan collateralized by a 69,000 net rentable square foot office building in San Diego, California. The loan, which is interest only until maturity, has an interest rate that fluctuates between 130 and 150 basis points over 30-day LIBOR depending on the property’s occupancy, and matures July 23, 2009. Proceeds from the loan were used to fund a pro rata capital distribution to the partners based on their ownership interest in Prentiss Office Investors, L.P. Our operating partnership used proceeds received from the capital distribution to repay a portion of the outstanding borrowings under our revolving credit facility.

On July 29, 2004, Prentiss Office Investors, L.P completed a five-year, $85.0 million loan, collateralized by nine office buildings owned by various subsidiaries of Prentiss Office Investors, L.P. located in Illinois, California and Virginia. The interest rate on the loan is 85 basis points over 30-day LIBOR and the monthly payments are interest only, with the principal of $85.0 million payable at its maturity on August 1, 2009. Proceeds from the loan were used to fund a pro rata capital distribution to the partners based on their ownership interest in Prentiss Office Investors, L.P. Our operating partnership used proceeds received from the capital distribution to repay a portion of the outstanding borrowings under our revolving credit facility.

On August 16, 2004, Prentiss/Collins Del Mar Heights, LLC, which is owned 70% by our operating partnership and its affiliates and 30% by Collins Corporate Center, LLC completed a three-year, $34.0 million construction loan with two one-year extension options to fund a portion of its 158,000 net rentable square foot office development project in Del Mar, California. Construction of the development project commenced during the second quarter of 2004. The loan which has an interest rate of 140 basis points over 30-day LIBOR matures September 1, 2007. The interest rate will drop 10 basis points if certain economic and occupancy targets are achieved. Borrowings under the construction loan, which totaled $3.6 million at September 30, 2004, were used to fund a portion of the $18.1 million development cost incurred to date. Total estimated cost of the project is $48.1 million, including the cost of the land.

During the period, we repaid approximately $40.4 million of our $70.4 million collateralized term loan scheduled to mature on September 30, 2004. The remaining $30.0 million was extended for a period of three years at 30-day LIBOR plus 115 basis points. The loan was previously collateralized by Willow Oaks I & II, 8521 Leesburg Pike, and the IBM Call Center. The amendment released the Willow Oaks properties from the collateral pool.

2. Basis of Presentation

The accompanying financial statements are unaudited; however, our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The December 31, 2003 comparative balance sheet information was derived from audited financial statements. The results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results to be obtained for the full fiscal year. These financial statements should be read in conjunction with our audited financial statements, and notes thereto, included in our annual report on Form 10-K for the fiscal year ended December 31, 2003.

3. Share-Based Compensation

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” The statement amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” expanding disclosure requirements and providing alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock or share-based employee compensation.

On January 1, 2003, we adopted the fair value based method of accounting as prescribed by Statement of Financial Accounting Standards No. 123 as amended, for our share-based compensation plans and we elected to apply this method on a prospective basis as prescribed in Statement of Financial Accounting Standards No. 148. The prospective basis requires that we apply the fair value based method of accounting to all awards granted, modified or settled after the beginning of the fiscal year in which we adopt the accounting method.

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Unaudited)

Historically, we applied the intrinsic value based method of accounting as prescribed by APB Opinion 25 and related Interpretations in accounting for our share-based awards. Had we fully adopted Statement of Financial Accounting Standards No. 123 for awards issued prior to January 1, 2003 it would have changed our method for recognizing the cost of our plans. Had the compensation cost for our share-based compensation plans been determined consistent with Statement of Financial Accounting Standards No. 123, our net income applicable to common shareholders and net income per common share for the three and nine months ended September 30, 2004 and 2003 would approximate the pro forma amounts below:

	(amounts in thousands, except per share data)
Three Months Ended September 30,	As reported 2004	Pro forma 2004	As reported 2003	Pro forma 2003
SFAS No. 123 charge	$870	$890	$477	$535
Net income applicable to common shareholders	$10,441	$10,421	$12,105	$12,047
Net income per common share-basic	$0.23	$0.23	$0.30	$0.30
Net income per common share-diluted	$0.23	$0.23	$0.30	$0.30

	(amounts in thousands, except per share data)
Nine Months Ended September 30,	As reported 2004	Pro forma 2004	As reported 2003	Pro forma 2003
SFAS No. 123 charge	$1,982	$2,044	$1,515	$1,735
Net income applicable to common shareholders	$40,406	$40,344	$31,901	$31,681
Net income per common share-basic	$0.91	$0.91	$0.81	$0.80
Net income per common share-diluted	$0.91	$0.91	$0.81	$0.80

The effects of applying Statement of Financial Accounting Standards No. 123 in this pro forma disclosure are not indicative of future amounts.

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Unaudited)

4. Earnings per Share

We calculate earnings per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share,” which requires a dual presentation of basic and diluted earnings per share on the face of the income statement. Additionally, the statement requires a reconciliation of the numerator and denominator used in computing basic and diluted earnings per share. The table below presents a reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share for the three and nine month periods ended September 30, 2004 and 2003:

(in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Reconciliation of the numerator used for basic earnings per share
Income from continuing operations	$13,985	$13,492	$41,495	$37,138
Preferred dividends	(2,113)	(2,113)	(7,939)	(6,339)
Gain on sale of land and an interest in a real estate partnership	—	—	1,222	1,910

Income from continuing operations applicable to common shareholders	$11,872	$11,379	$34,778	$32,709
Discontinued operations	(1,431)	726	5,628	(808)

Net income applicable to common shareholders	$10,441	$12,105	$40,406	$31,901

Reconciliation of the denominator used for basic earnings per share
Weighted average common shares outstanding	44,691	40,231	44,170	39,397

Basic earnings per share	$0.23	$0.30	$0.91	$0.81

Reconciliation of the numerator used for dilutive earnings per share
Income from continuing operations	$13,985	$13,492	$41,495	$37,138
Preferred dividends	(2,113)	(2,113)	(7,939)	(6,339)
Gain on sale of land and an interest in a real estate partnership	—	—	1,222	1,910

Income from continuing operations applicable to common shareholders	$11,872	$11,379	$34,778	$32,709
Discontinued operations	(1,431)	726	5,628	(808)

Net income applicable to common shareholders	$10,441	$12,105	$40,406	$31,901

Reconciliation of the denominator used for dilutive earnings per share (1)
Weighted average common shares outstanding	44,691	40,231	44,170	39,397
Dilutive options	111	225	124	175
Dilutive share grants	80	28	64	16

Weighted average common shares and common share equivalents outstanding (1)	44,882	40,484	44,358	39,588

Diluted earnings per share	$0.23	$0.30	$0.91	$0.81

(1)	The following securities were not included in the diluted earnings per share computation because they would have had an antidilutive effect.

		Three Months Ended September 30,		Nine Months Ended September 30,
Antidilutive Securities	Weighted Average Exercise Price	2004	2003	2004	2003
Share options	$29.51	—	—	—	15,000
Share options	$29.99	—	—	—	37,500
Share options	$31.35	—	37,500	—	37,500
Share options	$34.20	—	—	237,650	—
Series D Convertible Preferred Shares		3,773,585	3,773,585	3,773,585	3,773,585

Total		3,773,585	3,811,085	4,011,235	3,863,585

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Unaudited)

5. Deferred Charges and Other Assets, Net

Deferred charges consisted of the following at September 30, 2004 and December 31, 2003:

	(in thousands)
	September 30, 2004	December 31, 2003
Deferred leasing costs and tenant improvements	$301,261	$276,926
In-place lease value at market	16,928	7,425
Above market lease values, net of amortization	3,430	3,324
Deferred financing costs	15,821	14,870
Prepaids and other assets	14,212	8,920

	351,652	311,465
Less: accumulated amortization	(115,260)	(101,045)

	$236,392	$210,420

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

6. Accounts Receivable, Net

Accounts receivable consisted of the following at September 30, 2004 and December 31, 2003:

	(in thousands)
	September 30, 2004	December 31, 2003
Rents and services	$11,019	$12,322
Accruable rental income	48,741	44,137
Other	1,369	939

	61,129	57,398
Less: allowance for doubtful accounts	(6,288)	(9,986)

	$54,841	$47,412

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Unaudited)

7. Investments in Unconsolidated Joint Ventures

The following information summarizes the financial position at September 30, 2004 and December 31, 2003 and the results of operations for the three and nine month periods ended September 30, 2004 and 2003 for the investments in which we held a non-controlling interest during the period presented:

Summary of Financial Position: (in thousands)	Total Assets		Total Debt (4)		Total Equity		Company’s Investment
	Sept. 30, 2004	Dec. 31, 2003	Sept. 30, 2004	Dec. 31, 2003	Sept. 30, 2004	Dec. 31, 2003	Sept. 30, 2004	Dec. 31, 2003
Broadmoor Austin Associates(1)	$99,261	$103,334	$133,680	$138,552	$(35,035)	$(35,991)	$4,170	$3,882
Tysons International Partners(2)	95,577	95,186	59,320	59,914	33,853	34,213	8,736	9,226
Other Investments(3)	—	—	—	—	—	—	—	1,107

							$12,906	$14,215

Summary of Operations for the Three Months Ended September 30, 2004 and 2003: (in thousands)	Total Revenue		Net Income		Company’s Share of Net Income/(Loss)
	2004	2003	2004	2003	2004	2003
Broadmoor Austin Associates	$4,999	$4,952	$1,288	$1,076	$644	$538
Tysons International Partners	2,995	3,140	(112)	228	(28)	57

Total					$616	$595

Summary of Operations for the Nine Months Ended September 30, 2004 and 2003: (in thousands)	Total Revenue		Net Income		Company’s Share of Net Income/(Loss)
	2004	2003	2004	2003	2004	2003
Broadmoor Austin Associates	$15,033	$15,064	$3,761	$3,414	$1,880	$1,707
Tysons International Partners	8,815	9,716	(361)	904	(90)	226

Total					$1,790	$1,933

(1)	We own a 50% non-controlling interest in Broadmoor Austin Associates, an entity, which owns a seven-building, 1.1 million net rentable square foot office complex in Austin, Texas.
(2)	We own a 25% non-controlling interest in Tysons International Partners, an entity, which owns two office properties containing 452,000 net rentable square feet in the Northern Virginia area.
(3)	Prior to April 14, 2004, we owned a 1% investment in certain real estate entities accounted for using the cost method of accounting. On April 14, 2004, we sold our investment to Brandywine Realty Trust for proceeds totaling $1.1 million, equaling the carrying amount of our investment at the date of sale.
(4)	The mortgage debt, all of which is non-recourse, is collateralized by the individual real estate property or properties within each venture.

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Unaudited)

8. Mortgages and Notes Payable

At September 30, 2004, we had mortgages and notes payable of $1.12 billion, excluding our proportionate share of debt from our unconsolidated joint ventures.

The following table sets forth our mortgages and notes payable as of September 30, 2004 and December 31, 2003:

	(in thousands)
Description	September 30, 2004	December 31, 2003	Amortization	Interest Rate(1)	Maturity
Revolving credit facility	$179,000	$111,000	None	LIBOR+1.350%	February 19, 2007
PPREFI portfolio loan	180,100	180,100	None	7.58%	February 26, 2007
Collateralized term loan - Union Bank of Calif.	30,000	70,813	None	LIBOR+1.150%	September 30, 2007
Unsecured term loan - Eurohypo I	100,000	100,000	None	LIBOR+1.375%	May 22, 2008
Unsecured term loan - Commerz	75,000	75,000	None	LIBOR+1.350%	March 15, 2009
Unsecured term loan - Eurohypo II	13,830	14,000	30 yr	7.46%	July 15, 2009
Collateralized term loan - Mass Mutual	85,000	—	None	LIBOR+0.850%	August 1, 2009
Variable rate mortgage notes payable	80,330	66,000	None	(2)	(2)
Fixed rate mortgage notes payable	372,274	412,122	(3)	(3)	(3)

	$1,115,534	$1,029,035

(1)	30-day LIBOR was 1.84% at September 30, 2004.
(2)	Interest rates on our variable rate mortgage notes payable range from 30-day LIBOR plus 130 basis points to 30-day LIBOR plus 150 basis points. Maturity dates range from July 2005 through July 2009.
(3)	Our fixed rate mortgage notes payable have debt service requirements based on amortization terms ranging from 18 to 30 years. Interest rates range from 6.63% to 8.05% with a weighted average interest rate of 7.37% at September 30, 2004. Maturity dates range from April 2005 through June 2013 with a weighted average maturity of 5.8 years from September 30, 2004.

Our mortgages and notes payable at September 30, 2004 consisted of $552.4 million of fixed rate, non-recourse, long-term mortgages, $13.8 million of fixed rate, recourse debt and $549.3 million of floating rate debt, $395.0 million of which was hedged at September 30, 2004 with variable to fixed rate hedges.

Future scheduled principal repayments of our outstanding mortgages and notes payable are as follows:

(in thousands)
2004	$1,382
2005	104,349
2006	9,704
2007	404,811
2008	106,048
Thereafter	489,240

$1,115,534

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

Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified to earnings. This reclassification is consistent with when the hedged items are recognized in earnings. Within the next twelve months, we expect to reclassify to earnings approximately $682,000 and $2.9 million of unrealized gains and unrealized losses, respectively.

The following table summarizes the notional values and fair values of our derivative financial instruments at September 30, 2004. The notional value provides an indication of the extent of our involvement in these instruments as of the balance sheet date, but does not represent exposure to credit, interest rate or market risks.

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Unaudited)

Notional Amount	Swap Rate Paid (Fixed)	Swap Rate Received (Variable) at September 30, 2004	Swap Maturity	Fair Value
				(in thousands)
$ 25 million	4.345%	1.84%	July 2005	$(400)
$ 15 million	4.345%	1.84%	July 2005	(240)
$ 20 million	5.985%	1.84%	March 2006	(954)
$ 30 million	5.990%	1.84%	March 2006	(1,433)
$ 50 million	2.270%	1.84%	August 2007	1,182
$ 25 million	2.277%	1.84%	August 2007	586
$ 70 million(1)	4.139%	1.84%	August 2008	(1,862)
$ 30 million(2)	3.857%	1.84%	September 2008	(457)
$ 30 million(2)	3.819%	1.84%	October 2008	(414)
$ 20 million(2)	3.819%	1.84%	October 2008	(276)
$ 50 million	3.935%	1.84%	May 2009	(739)
$ 30 million(2)	3.443%	1.84%	October 2009	339

Total				$(4,668)

(1)	The interest rate swap agreement was executed by Prentiss Office Investors, L.P., a partnership which is 51% owned by our operating partnership.
(2)	Each of the interest rate swap agreements has an effective date of October 1, 2004.

Cash payments made under our interest rate swap agreements exceeded cash receipts from our interest rate swap agreements by $3.4 million and $2.5 million for the three months ended September 30, 2004 and 2003, respectively.

10. Accounts Payable and Other Liabilities

Accounts payable and other liabilities consisted of the following at September 30, 2004 and December 31, 2003:

	(in thousands)
	September 30, 2004	December 31, 2003
Accrued interest expense	$5,201	$5,618
Accrued real estate taxes	28,851	24,764
Advance rents and deposits	14,989	18,067
Deferred compensation payable	5,853	4,941
Below market lease values, net of amortization	8,740	2,625
Other liabilities	29,621	28,351

	$93,255	$84,366

11. Distributions

On September 9, 2004, we declared a cash distribution for the third quarter of 2004 in the amount of $0.56 per share, payable on October 8, 2004 to common shareholders of record on September 30, 2004. Additionally, we determined that a distribution of $0.56 per common unit would be made to the partners of the operating partnership and the holders of our Series D Convertible Preferred Shares. The distributions totaled $28.1 million and were paid October 8, 2004.

12. Supplemental Disclosure of Non-Cash Activities

During the three months ended September 30, 2004, we declared cash distributions totaling $28.1 million payable to holders of common shares, operating partnership units and Series D Convertible Preferred Shares. The distributions were paid October 8, 2004.

Pursuant to our long-term incentive plan, during the nine months ended September 30, 2004, we issued 92,200 restricted common shares to various key employees. The shares, which had a market value of approximately $3.2 million based upon the per share price on the date of grant, were classified as unearned compensation and recorded in the shareholders’ equity section of the consolidated balance sheet. The unearned compensation is amortized quarterly as compensation expense over the three-year vesting period.

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Unaudited)

During the nine months ended September 30, 2004, 31,580 common shares were issued pursuant to the conversion of 31,580 common units of our operating partnership. The common shares had a market value of approximately $1.1 million on the conversion date.

During the nine months ended September 30, 2004, common shares held in treasury increased by $4.5 million primarily relating to 125,963 common shares surrendered as payment of the exercise price and statutory withholdings for certain share options exercised during the period.

We marked-to-market our investments in securities and our interest rate hedges. During the nine months ended September 30, 2004, we recorded unrealized gains of $3.2 million and unrealized losses of $27,000 on our interest rate hedges and investments in securities, respectively.

In connection with the acquisitions during the nine months ended September 30, 2004, we recorded other assets of $468,000 and assumed liabilities of approximately $1.4 million. As a result of property sales during the nine months ended September 30, 2004, we removed approximately $3.0 million, $596,000 and $212,000 of receivables, other assets and liabilities, respectively.

13. Segment Information

The tables below present information about segment assets, our investments in equity method investees, expenditures for additions to long-lived assets and revenues and income from continuing operations used by our chief operating decision maker as of and for the three and nine month periods ended September 30, 2004 and 2003:

For the Three Months Ended September 30, 2004

(in thousands)

	Mid- Atlantic	Midwest	Southwest	Northern California	Southern California	Total Segments	Corporate Not Allocable To Segments	Consolidated Total
Revenues	$24,563	$15,345	$34,640	$9,626	$10,257	$94,431	$411	$94,842

Income from continuing operations	$11,280	$4,873	$11,465	$4,568	$3,904	$36,090	$(22,105)	$13,985

Additions to long-lived assets:
Development/redevelopment	$78	$664	$19	$370	$5,361	$6,492	$—	$6,492
Purchase of real estate	15	—	13	—	14,960	14,988	—	14,988
Capital expenditures for in-service properties	1,840	3,017	4,973	2,069	1,569	13,468	—	13,468

Total additions	$1,933	$3,681	$5,005	$2,439	$21,890	$34,948	$—	$34,948

Investment balance in equity method investees	$8,736	$—	$4,170	$—	$—	$12,906	$—	$12,906

Assets	$611,496	$416,518	$708,074	$215,954	$273,485	$2,225,527	$25,421	$2,250,948

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Unaudited)

For the Three Months Ended September 30, 2003

(in thousands)

	Mid- Atlantic	Midwest	Southwest	Northern California	Southern California	Total Segments	Corporate Not Allocable To Segments	Consolidated Total
Revenues	$23,011	$15,644	$28,055	$9,128	$7,427	$83,265	$551	$83,816

Income from continuing operations	$11,370	$5,663	$11,273	$4,158	$3,732	$36,196	$(22,704)	$13,492

Additions to long-lived assets:
Development/redevelopment	$26	$586	$53	$(5)	$35	$695	$—	$695
Purchase of real estate	52,142	—	—	—	—	52,142	—	52,142
Capital expenditures for in-service properties	1,448	1,773	3,754	1,595	650	9,220	—	9,220

Total additions	$53,616	$2,359	$3,807	$1,590	$685	$62,057	$—	$62,057

Investment balance in equity method investees	$9,390	$—	$3,829	$—	$—	$13,219	$—	$13,219

Assets	$622,971	$411,738	$637,530	$266,083	$177,722	$2,116,044	$32,297	$2,148,341

For the Nine Months Ended September 30, 2004
(in thousands)
	Mid- Atlantic	Midwest	Southwest	Northern California	Southern California	Total Segments	Corporate Not Allocable To Segments	Consolidated Total
Revenues	$72,998	$45,497	$97,796	$26,412	$30,351	$273,054	$1,701	$274,755

Income from continuing operations	$32,869	$13,555	$34,582	$11,829	$10,663	$103,498	$(62,003)	$41,495

Additions to long-lived assets:
Development/redevelopment	$93	$2,392	$198	$371	$6,340	$9,394	$—	$9,394
Purchase of real estate	15	—	123,336	34,780	32,684	190,815	—	190,815
Capital expenditures for in-service properties	5,730	7,534	12,279	5,031	4,069	34,643	—	34,643

Total additions	$5,838	$9,926	$135,813	$40,182	$43,093	$234,852	$—	$234,852

For the Nine Months Ended September 30, 2003
(in thousands)
	Mid- Atlantic	Midwest	Southwest	Northern California	Southern California	Total Segments	Corporate Not Allocable To Segments	Consolidated Total
Revenues	$67,416	$45,526	$83,022	$26,216	$22,806	$244,986	$3,331	$248,317

Income from continuing operations	$33,678	$14,866	$30,998	$11,759	$10,661	$101,962	$(64,824)	$37,138

Additions to long-lived assets:
Development/redevelopment	$1,257	$3,413	$384	$1	$14	$5,069	$—	$5,069
Purchase of real estate	52,142	31,361	28,035	—	—	111,538	—	111,538
Capital expenditures for in-service properties	4,491	2,946	8,044	3,989	2,019	21,489	—	21,489

Total additions	$57,890	$37,720	$36,463	$3,990	$2,033	$138,096	$—	$138,096

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Unaudited)

14. Recently Issued Accounting Pronouncements

In July 2004, the EITF reached a consensus on Issue No. 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock,” that for purposes of applying APB Opinion No. 18, the term “common stock” includes “in-substance common stock” (as defined under Issue 02-14). Therefore, an investor that has the ability to exercise significant influence over the operating and financial policies of the investee should apply the guidance under this Issue only when it has an investment(s) in common stock and/or an investment that is in-substance common stock. The consensus in this Issue, which is to be applied in reporting periods beginning after September 15, 2004, will not have a material impact on our financial statements.

In July 2004, EITF Issue No. 04-1, “Accounting for Preexisting Relationships between the Parties to a Business Combination,” was released in which the EITF reached a tentative conclusion that a business combination between two parties that have a preexisting relationship should be evaluated to determine if a settlement of a preexisting relationship exists. In September 2004, the EITF reached the consensus that the consummation of a business combination between parties with a preexisting relationship should be evaluated to determine if a settlement of a preexisting relationship exists. The Task Force determined that a business combination between two parties that have a preexisting relationship is a multiple-element transaction with one element being the business combination and the other element being the settlement of the preexisting relationship. The consensus in this Issue, which is to be applied to business combinations consummated and goodwill impairment tests performed in reporting periods beginning after October 13, 2004, will not have a material impact on our financial statements.

In July 2004, EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” was released in which the EITF reached a tentative conclusion that contingently convertible debt instruments should be included in diluted earnings per share computations (if dilutive) regardless of whether the contingent features have been met. In September 2004, the EITF reached the consensus that all instruments that have embedded conversion features (for example, contingently convertible debt, contingently convertible preferred stock, and Instrument C in EITF Issue No. 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion,” with a market-based contingency) that are contingent on market conditions indexed to an issuer’s share price should be included in diluted earnings per share computations (if dilutive) regardless of whether the market conditions have been met. The consensus includes instruments that have more than one contingency if one of the contingencies is based on market conditions indexed to the issuer’s share price and that instrument can be converted to shares based on achieving a market condition – that is, the conversion is not dependent on a substantive non-market based contingency. The effective date of the consensus in this Issue will coincide with the effective date of the proposed Statement that revises Statement 128. This consensus, which is to be applied to reporting periods ending after the effective date, which is expected to be December 15, 2004, will not have a material impact on our financial statements.

In September 2004, EITF Issue No. 04-10, “Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds,” was released in which the EITF reached a consensus that operating segments that do not meet the quantitative thresholds can be aggregated only if aggregation is consistent with the objective and basic principles of Statement 131, the segments have similar economic characteristics, and the segments share a majority of the aggregation criteria listed in (a)-(e) of paragraph 17 of Statement 131. The consensus in this Issue, which is to be applied for fiscal years ending after October 13, 2004, will not have a material impact on our financial statements.

In 2003, EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” was released in which the EITF provided guidance on determining whether an investment is impaired, whether the impairment is other than temporary and the recognition of impairment losses on investments with other-than-temporary impairments. In September 2004, a FASB Staff Position on EITF 03-1 was issued which delayed the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of Issue No. 03-1. The delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The delay of the effective date for paragraphs 10-20 of Issue 03-1 will be superseded concurrent with the final issuance of the FASB Staff Position Issue 03-1-a. The issuance of the FASB Staff Position on EITF 03-1 did not have a material impact on our financial statements.

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(Unaudited)

15. Pro Forma

The accompanying unaudited pro forma information for the nine months ended September 30, 2004 and 2003 is presented as if the acquisition of Cityplace on April 22, 2004, The Bluffs on May 12, 2004 and 5500 Great America Parkway on May 25, 2004 had occurred January 1, 2004 and 2003 and all leases in effect on the date of acquisition were in place on January 1, 2004 and 2003. This pro forma information is based on the historical results of the properties and on our historical consolidated financial results and should be read in conjunction with our consolidated financial statements and notes thereto.

This unaudited pro forma information does not purport to represent what our actual results of operations would have been had the above occurred on January 1, 2004 or January 1, 2003, nor does it purport to predict the results of operations of future periods.

Pro Forma (in thousands)	Nine Months Ended September 30,
	2004	2003
Total revenue	$284,288	$269,899

Income applicable to common shareholders before discontinued operations	$36,149	$34,682

Net income applicable to common shareholders	$41,777	$33,874

Basic earnings per share:
Income applicable to common shareholders before discontinued operations	$0.82	$0.88
Net income applicable to common shareholders	$0.95	$0.86
Weighted average number of common shares outstanding	44,170	39,397
Diluted earnings per share:
Income applicable to common shareholders before discontinued operations	$0.81	$0.88
Net income applicable to common shareholders	$0.94	$0.86
Weighted average number of common shares and common share equivalents outstanding	44,358	39,588

16. Subsequent Events

Using proceeds from our revolving credit facility, on October 1, 2004, we paid off a $33.2 million loan collateralized by an office building in Dallas, Texas. The loan would have matured on April 1, 2005 and had an interest rate of 6.92%. The loan allowed for prepayment without penalty beginning October 1, 2004.

On October 8, 2004, using proceeds from our revolving credit facility, we acquired from an unrelated third party, a 459,000 square foot class “A” office building including a structured parking garage, in Oakland, California for gross consideration of approximately $64.8 million.

On October 29, 2004, Prentiss Office Investors, L.P., which is owned 51% by our operating partnership and its affiliates and 49% by Stichting Pensioenfonds ABP, acquired from and unrelated third party, a two building office complex with approximately 198,000 net rentable square feet. The properties are located in Waukegan, Illinois and were acquired for gross proceeds of $32.6 million. Each partner contributed their pro rata share of the purchase price to Prentiss Office Investors, L.P. for the acquisition. Amounts contributed from the operating partnership were funded with proceeds from our revolving credit facility.

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

As of September 30, 2004, we owned interests in a diversified portfolio of 131 primarily suburban Class A office and suburban industrial properties as follows:

	Number of Buildings	Net Rentable Square Feet
		(in millions)
Office properties	104	15.7
Industrial properties	27	2.2

Total	131	17.9

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

Our failure to renew or execute new leases as current leases expire or to execute new leases with rental terms at or above the terms of in-place leases is dependent on factors such as (1) the local economic climate, which may be adversely impacted by business layoffs or downsizing, industry slowdowns, changing demographics and other factors and (2) local real estate conditions, such as oversupply of office and industrial space or competition within the market. We anticipate roll-downs in rent on our expiring leases over the foreseeable future. The impact of these roll-downs will decrease the rental income achieved from our properties.

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

As a result of the weak economic climate, the office real estate markets have been materially affected. The contraction of office workforces has reduced demand for office space and overall vacancy rates for office properties increased in all of our markets through 2002 and our operations were adversely impacted. In 2003, vacancy rates appeared to peak in many of our markets and some positive net absorption of space started to occur. Of our four largest markets, Northern Virginia/Metropolitan Washington, D.C., Dallas/Fort Worth, Chicago and Austin, only the Northern Virginia/Metropolitan Washington, D.C. market experienced positive net absorption for the year ended December 31, 2003. Year-to-date through September 30, 2004, the Northern Virginia/Metropolitan Washington D.C., Dallas/Fort Worth and Austin markets have all experienced positive net absorption. While Chicago is seeing some improvement in the suburban office market, the downtown market is still recording negative net absorption. Because vacancy rates remain high in most markets and because the demand for office space typically lags behind overall economic growth, we do not expect any material improvement in leasing conditions in the foreseeable future.

Occupancy in our portfolio has trended down from 96% at December 31, 2000 to 91% as of December 31, 2003. Occupancy at September 30, 2004 declined to 89% from 91% at June 30, 2004. Market rental rates have declined in most markets from peak levels and there may be additional declines in some markets during the balance of 2004 and in future years.

Our organization consists of a corporate office located in Dallas, Texas and five regional offices each of which operates under the guidance of a member of our senior management team. The following table presents third quarter 2004 regional revenues and the 10 markets in which our properties are located, with the first market being the location of each regional office:

Region	Revenues	Market
	(in thousands)
Mid-Atlantic	$24,563	Metropolitan Washington D.C.
Midwest	15,345	Chicago, Suburban Detroit
Southwest	34,640	Dallas/Fort Worth, Austin, Denver
Northern California	9,626	Oakland, Silicon Valley
Southern California	10,257	San Diego, Los Angeles

Total	$94,431

In addition to the $94.4 million of regional revenues, during the three months ended September 30, 2004, we recognized $411,000 of revenue consisting primarily of interest and other income not allocated to our regions.

At September 30, 2004, we had 15.9 million square feet of in-place leases representing 89% of the net rentable square feet of our properties. Our leases range in term from 1 month to 20 years with an average term of 5 to 7 years. The following table presents, by region, the expiration of our 15.9 million square feet of in-place leases.

Square Feet (in thousands)	Mid-Atlantic	Midwest	Southwest	Northern California	Southern California	Total
2004	189	148	110	13	80	540	3.4%
2005	257	160	483	70	450	1,420	8.9%
2006	650	423	607	60	259	1,999	12.5%
2007	614	163	1,039	223	536	2,575	16.2%
2008	299	377	462	117	278	1,533	9.6%
Thereafter	1,567	1,524	3,541	717	522	7,871	49.4%

	3,576	2,795	6,242	1,200	2,125	15,938	100.0%

If one or more tenants fail to pay their rent due to bankruptcy, weakened financial condition or otherwise, our income, cash flow and ability to make distributions would be negatively impacted. At any time, a tenant may seek the protection of the bankruptcy laws, which could result in delays in rental payments or in the rejection and termination of such tenant leases.

Third Quarter 2004 Transactions

Real Estate Transactions

On July 15, 2004, using proceeds from our revolving credit facility, we acquired from an unrelated third party, approximately 7.7 acres of land in Del Mar, California for gross consideration of $14.9 million. The land can accommodate approximately 200,000 net rentable square feet of future development.

On July 23, 2004, we completed the sale, to an unrelated third party, of four industrial properties containing approximately 91,000 net rentable square feet located in the San Diego, California area. The proceeds from the sale which totaled approximately $10.2 million, before transaction costs, were used to repay a portion of the outstanding borrowings under our revolving credit facility. We recognized a gain on sale of $5.2 million on the transaction which we reported as a gain from disposition of discontinued operations in our current period earnings.

On August 23, 2004, we completed the sale, to an unrelated third party, of an office building containing approximately 466,000 net rentable square feet. This building was our only remaining real estate holding in the Houston, Texas area. The gross proceeds from the sale, totaling approximately $44.3 million, before transaction costs, were used to repay a portion of our outstanding borrowings under our revolving credit facility. We recognized a loss on sale of $7.0 million on the transaction which we reported as a loss from disposition of discontinued operations in current period earnings.

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective for financial statements issued for fiscal years beginning after December 15, 2001, income and gain/(loss) for real estate properties sold and real estate properties held for sale are to be reflected in the consolidated statements of income as discontinued operations. Below is a summary of our combined results of operations from the properties disposed of or held for sale during the periods presented. The summary includes the results of operations before gain/(loss) on sale and the related loss on debt defeasance for the three and nine months ended September 30, 2004 and 2003, respectively:

Discontinued Operations: (in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Property revenues:
Rental income	$1,069	$5,540	$11,329	$24,405
Other income	15	—	15	—

Property revenues	1,084	5,540	11,344	24,405

Property expenses:
Property operating and maintenance	418	2,382	3,237	8,736
Real estate taxes	103	561	1,096	2,390
Depreciation and amortization	219	1,279	3,265	5,937

Property expenses	740	4,222	7,598	17,063

Loss on impairment of real estate	—	—	—	(1,792)
Interest expense	—	(650)	(982)	(1,933)

Income from discontinued operations	$344	$668	$2,764	$3,617

Other Transactions

On July 23, 2004, Prentiss Office Investors, L.P., which is owned 51% by our operating partnership and its affiliates and 49% by Stichting Pensioenfonds ABP, completed a five-year, $10.7 million loan collateralized by a 69,000 net rentable square foot office building in San Diego, California. The loan, which is interest only until maturity, has an interest rate that fluctuates between 130 and 150 basis points over 30-day LIBOR depending on the property’s occupancy, and matures July 23, 2009. Proceeds from the loan were used to fund a pro rata capital distribution to the partners based on their ownership interest in Prentiss Office Investors, L.P. Our operating partnership used proceeds received from the capital distribution to repay a portion of the outstanding borrowings under our revolving credit facility.

On July 29, 2004, Prentiss Office Investors, L.P, completed a five-year $85.0 million loan, collateralized by nine office buildings owned by various subsidiaries of Prentiss Office Investors, L.P. located in Illinois, California and Virginia. The interest rate on the loan is 85 basis points over 30-day LIBOR and the monthly payments are interest only, with the principal of $85.0 million payable at its maturity on August 1, 2009. Proceeds from the loan were used to fund a pro rata capital distribution to the partners based on their ownership interest in Prentiss Office Investors, L.P. Our operating partnership used proceeds received from the capital distribution to repay a portion of the outstanding borrowings under our revolving credit facility.

On August 16, 2004, Prentiss/Collins Del Mar Heights, LLC, which is owned 70% by our operating partnership and its affiliates and 30% by Collins Corporate Center, LLC completed a three-year, $34.0 million construction loan with two one-year extension options to fund a portion of its 158,000 net rentable square foot office development project in Del Mar, California. Construction of the development project commenced during the second quarter of 2004. The loan which has an interest rate of 140 basis points over 30-day LIBOR matures September 1, 2007. The interest rate will drop 10 basis points if certain economic and occupancy targets are achieved. Borrowings under the construction loan, which totaled $3.6 million at September 30, 2004, were used to fund a portion of the $18.1 million development cost incurred to date. Total estimated cost of the project is $48.1 million, including the cost of the land.

During the period, we repaid approximately $40.4 million of our $70.4 million collateralized term loan scheduled to mature on September 30, 2004. The remaining $30.0 million was extended for a period of three years at 30-day LIBOR plus 115 basis points. The loan was previously collateralized by four properties including Willow Oaks I & II, 8521 Leesburg Pike, and the IBM Call Center. The amendment released the Willow Oaks properties from the collateral pool.

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

Impairment of long-lived assets and long-lived assets to be disposed of

Real estate, leasehold improvements and land holdings are classified as long-lived assets held for sale or long-lived assets to be held and used. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we record assets held for sale at the lower of the carrying amount or fair value, less cost to sell. With respect to assets classified as held and used, we periodically review these assets to determine whether our carrying amount will be recovered. All of our long-lived assets were classified as held and used at September 30, 2004. Our operating real estate, which comprises the majority of our long-lived assets, had a carrying amount of $1.8 billion at September 30, 2004. A long-lived asset is considered impaired if its carrying amount exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Upon impairment, we would recognize an impairment loss to reduce the carrying value of the long-lived asset to our estimate of its fair value. Our estimate of fair value and cash flows to be generated from our properties requires us to make assumptions related to future occupancy of our properties, future rental rates, tenant concessions, operating expenditures, property taxes, capital improvements, the ability of our tenants to perform pursuant to their lease obligations, the holding period of our properties and the proceeds to be generated from the eventual sale of our properties. If one or more of our assumptions proves incorrect or if our assumptions change, the recognition of an impairment loss on one or more properties may be necessary in the future. The recognition of an impairment loss would negatively impact earnings. We did not recognize any impairment losses during the three months ended September 30, 2004.

Allowance for doubtful accounts

Accounts receivable are reduced by an allowance for amounts that we estimate to be uncollectible. Our receivable balance is comprised primarily of accrued rental rate increases to be received over the life of in-place leases as well as rents and operating cost recoveries due from tenants. We regularly evaluate the adequacy of our allowance for doubtful accounts considering such factors as credit quality of our tenants, delinquency of payment, historical trends and current economic conditions. At September 30, 2004, we had total receivables of $61.1 million and an allowance for doubtful accounts of $6.3 million, resulting in a net receivable balance of $54.8 million. Of the $61.1 million in total receivables, $48.7 million represents accrued rental rate increases to be received over the life of in-place leases. It is our policy to reserve all outstanding receivables that are 90-days past due along with a portion of the remaining receivable balance that we feel is uncollectible based on our evaluation of the outstanding receivable balance. In addition, we increase our allowance for doubtful accounts for accrued rental rate increases, if we determine such future rent is uncollectible. Actual results may differ from these estimates under different assumptions or conditions. If our assumptions, regarding the collectibility of accounts receivable, prove incorrect, we may experience write-offs in excess of our allowance for doubtful accounts which would negatively impact earnings. The table below presents the net increase/(decrease) to our allowance for doubtful accounts during the periods, amounts written-off as uncollectible during the periods and our allowance for doubtful accounts at September 30, 2004 and 2003.

	Three Months Ended September 30,		Nine Months Ended September 30
(in thousands)	2004	2003	2004	2003
(Decrease)/increase in allowance for doubtful accounts	$(551)	$317	$(3,698)	$1,488
Amounts written off during the period	$(390)	$(746)	$(4,469)	$(1,673)

Allowance for doubtful accounts at period end	$6,288	$9,200	$6,288	$9,200

Depreciable lives applied to real estate assets and improvements to real estate assets

Depreciation on buildings and improvements is provided under the straight-line method over an estimated useful life of 30 to 40 years for office buildings and 25 to 30 years for industrial buildings. Significant betterments made to our real estate assets are capitalized and depreciated over the estimated useful life of the betterment. If our estimate of useful lives proves to be materially incorrect, the depreciation and amortization expense that we currently recognize would also prove to be materially incorrect. A change in our estimate of useful lives would therefore result in either an increase or decrease in depreciation and amortization expense and thus, a decrease or increase in earnings. The table below presents real estate related depreciation and amortization expense, including real estate depreciation and amortization expense included in income from continuing operations as well as discontinued operations, for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2004	2003	2004	2003
Real estate depreciation and amortization from continuing operations	$24,149	$18,218	$67,870	$52,571
Real estate depreciation and amortization from discontinued operations	$219	$1,279	$3,265	$5,937

Initial recognition, measurement and allocation of the cost of real estate acquired

We allocate the purchase price of properties acquired to tangible assets consisting of land and building and improvements, and identified intangible assets and liabilities generally consisting of (i) above- and below-market leases, (ii) in-place leases and (iii) tenant relationships. We allocate the purchase price to the assets acquired and liabilities assumed based on their relative fair values in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.” These fair values are derived as follows:

Amounts allocated to land are derived from (1) comparable sales of raw land, (2) floor area ratio (FAR) specifics of the land as compared to other developed properties (average land cost per FAR) and (3) our other local market knowledge.

Amounts allocated to buildings and improvements are calculated and recorded as if the building was vacant upon purchase. We use estimated cash flow projections and apply discount and capitalization rates based on market knowledge. Depreciation is computed using the straight-line method over the estimated life of 30 to 40 years for office buildings and 25 to 30 years for industrial buildings.

We record above-market and below-market in-place lease values for acquired properties based on the present value (using a market interest rate which reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease for above-market leases and the initial term plus the term of the fixed rate renewal option, if any for below-market leases. We perform this analysis on a lease (tenant) by lease (tenant) basis. The capitalized above-market lease values are amortized as a reduction to rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values are amortized as an increase to rental income over the initial term plus the term of the fixed rate renewal option, if any, of the respective leases.

Other intangible assets, in-place leases and tenant relationships, are calculated based on an evaluation of specific characteristics of each tenant’s lease. Our estimates of fair value for other intangibles includes an estimate of carrying costs during the expected lease-up periods for the respective spaces considering current market conditions and the costs to execute similar leases. In estimating the carrying costs that would have otherwise been incurred had the leases not been in place, we include such items as real estate taxes, insurance and other operating expenses as well as lost rental revenue during the expected lease-up period based on current market conditions. Costs to execute similar leases include leasing commissions, legal and other related costs. The value of in-place leases is amortized to expense over the remaining non-cancelable term of the respective leases. Should a tenant terminate its lease, the unamortized portion of the in-place lease value would be charged to expense.

During the three months ended September 30, 2004, we acquired a parcel of land for gross consideration of $14.9 million, which is included as land held for development on our consolidated balance sheet.

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

Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we use interest rate swaps as part of our cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without the exchange of the underlying principal amount. During the three months ended September 30, 2004, such derivatives were used to hedge the variable cash flows associated with a portion of our variable-rate debt.

As of September 30, 2004, we did not have any derivatives designated as fair value hedges. Additionally, we do not use derivatives for trading or speculative purposes, and currently, we do not have any derivatives that are not designated as hedges.

To determine the fair value of our derivative instruments, we use a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. For the majority of financial instruments including most derivatives, standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost, and termination cost are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized. Future cash inflows or outflows from our derivative instruments depend upon future borrowing rates. If assumptions about future borrowing rates prove to be materially incorrect, the recorded value of these agreements could also prove to be materially incorrect. Because we use the derivative instruments to hedge our exposure to variable interest rates, thus effectively fixing a portion of our variable interest rates, changes in future borrowing rates could result in our interest expense being either higher or lower than might otherwise have been incurred on our variable-rate borrowings had the rates not been fixed. The table below presents the amount by which cash payments made under our interest rate swap agreements exceeded cash receipts from our agreements during the three and nine month periods ended September 30, 2004 and 2003. The table also presents the estimated fair value of our in-place swap agreements as of September 30, 2004 and 2003.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2004	2003	2004	2003
Net cash paid under our interest rate swap agreements	$3,364	$2,509	$8,685	$7,181
Fair value of interest rate swaps at period end	$(4,668)	$(11,398)	$(4,668)	$(11,398)

Results of Operations

Comparison of the three months ended September 30, 2004 to the three months ended September 30, 2003

The table below presents our consolidated statements of income for the three months ended September 30, 2004 and 2003:

Consolidated Statements of Income (in thousands)	Three Months Ended September 30,		Increase/ (Decrease)
	2004	2003
Revenues:
Rental income	$91,626	$80,264	$11,362
Service business and other income	3,216	3,552	(336)

	94,842	83,816	11,026

Operating expenses:
Property operating and maintenance	22,900	19,490	3,410
Real estate taxes	9,631	7,813	1,818
General and administrative and personnel costs	3,423	2,747	676
Expenses of service business	2,670	2,478	192
Depreciation and amortization	24,293	18,282	6,011

	62,917	50,810	12,107

Other expenses:
Interest expense	17,580	16,853	727
Amortization of deferred financing costs	651	678	(27)

	18,231	17,531	700

Income from continuing operations before minority interests and equity in income of unconsolidated joint ventures joint ventures and unconsolidated subsidiaries	13,694	15,475	(1,781)
Minority interests	(325)	(2,578)	(2,253)
Equity in income of unconsolidated joint ventures	616	595	21

Income from continuing operations	13,985	13,492	493

Discontinued operations:
Income from discontinued operations	344	668	(324)
(Loss)/gain from disposition of discontinued operations	(1,821)	85	(1,906)
Minority interests related to discontinued operations	46	(27)	73

	(1,431)	726	(2,157)

Net income	$12,554	$14,218	$(1,664)
Preferred dividends	(2,113)	(2,113)	—

Net income applicable to common shareholders	$10,441	$12,105	$(1,664)

Included below is a discussion of the significant events or transactions that have impacted our results of operations when comparing the three months ended September 30, 2004 to the three months ended September 30, 2003.

Acquisition of Real Estate. During the period July 1, 2003 through September 30, 2004, we acquired 13 office properties containing in the aggregate approximately 2.3 million net rentable square feet as follows:

Acquired Properties	Segment	Market	Month of Acquisition	Number of Buildings	Net Rentable Square Feet	Acquisition Price
					(in thousands)	(in millions)
2291 Wood Oak Drive	Mid-Atlantic	Metro. Wash., D.C.	Aug. 2003	1	228	$52.2
Camino West Corporate Park	Southern Calif.	San Diego	Nov. 2003	1	54	8.9
Carlsbad Airport Plaza	Southern Calif.	San Diego	Nov. 2003	1	62	10.5
La Place Court	Southern Calif.	San Diego	Nov. 2003	2	81	13.6
Pacific Ridge Corporate Centre	Southern Calif.	San Diego	Nov. 2003	2	121	23.9
Pacific View Plaza	Southern Calif.	San Diego	Nov. 2003	1	52	10.2
Cityplace	Southwest	Dallas/Ft. Worth	April 2004	1	1,296	124.0
The Bluffs	Southern Calif.	San Diego	May 2004	1	69	17.7
5500 Great America Parkway	Northern Calif.	Silicon Valley	May 2004	3	306	34.8

				13	2,269	$295.8

Real Estate Dispositions. During the period July 1, 2003 through September 30, 2004, we disposed of 16 office properties containing approximately 1.7 million net rentable square feet and four industrial properties containing approximately 91,000 net rentable square feet. Nine properties, containing 644,000 net rentable square feet, representing our only properties in the Atlanta area, a market within our Mid-Atlantic region were sold on July 24, 2003. Six properties, containing 566,000 net rentable square feet, representing our only properties in the Sacramento area, a market within our Northern California region were sold on May 20, 2004. Four industrial properties, containing 91,000 net rentable square feet in San Diego, were sold on July 23, 2004. One office property, containing 466,000 net rentable square feet, representing our only property in the Houston area, a market within our Southwest region, was sold on August 23, 2004.

The following is a discussion of the material changes in our consolidated statements of income and a discussion of the impact that the significant events or transactions, as described above, had on one or more line items of our consolidated statements of income when comparing the three months ended September 30, 2004 to the three months ended September 30, 2003.

Rental Income. Rental income increased $10.6 million due to real estate acquisitions. In addition, during the three months ended September 30, 2004, termination fees increased by $2.6 million when compared to the three months ended September 30, 2003. These increases were offset by occupancy declines and rental rate declines for newly executed leases at our properties.

Property Operating and Maintenance. Property operating and maintenance cost increased $3.3 million due to real estate acquisitions. Property operating and maintenance expenses related to our other properties increased by $70,000.

Real Estate Taxes. Real estate taxes increased $1.3 million due to real estate acquisitions and $464,000 related to our other properties. The increase in real estate taxes relating to our other properties is primarily due to lower real estate tax expense in 2003 resulting from real estate tax refunds received in 2003.

General and Administrative and Personnel Costs. The increase in general and administrative and personnel costs was mainly due to compensation related expenses from an increase in amounts due participants under our deferred compensation plans, expensing of options issued to trustees and employees during the quarter, employee separation costs, and an increase in expense related to other long-term incentive agreements.

Service Business and Other Income/Expenses of Service Business. The decrease in service business and other income was mainly due to a decrease in interest income resulting from the repayment of certain notes receivable, as well as a decrease in leasing fees and other service business income. Service business expenses increased due to higher income tax, offset by a decrease in compensation related expenses during the three months ended September 30, 2004 compared to the three months ended September 30, 2003. The decrease in compensation related expenses resulted primarily from a decrease in health care costs.

Depreciation and Amortization. Depreciation and amortization increased $3.8 million due to real estate acquisitions. Depreciation and amortization for our other properties increased by $2.2 million which is attributable to the depreciation and amortization expense related to capital expenditures incurred at our properties subsequent to acquisition.

Interest Expense. The increase in interest expense is primarily a result of an increase in weighted average borrowings outstanding of $1.1 billion for the three months ended September 30, 2004 compared to $992.5 million for the three months ended September 30, 2003, partially offset by decrease in the weighted average interest rate paid on outstanding borrowings from 6.68% to 6.30% for the respective periods.

Minority Interests. The decrease in minority interest expense was primarily due to the repurchase of the Series E Preferred Units on February 4, 2004 and the repurchase of the Series B Cumulative Redeemable Perpetual Preferred Units on February 24, 2004, as well as the minority interest holders’ proportionate share of the decrease in net income before discontinued operations and minority interests from $16.1 million for the three months ended September 30, 2003 to $14.3 million for the three months ended September 30, 2004.

Discontinued Operations. The decrease in discontinued operations is primarily due to the recognition of a net loss on sale during the three months ended September 30, 2004 of $1.8 million compared to a gain on sale of $85,000 recognized during the three months ended September 30, 2003. Discontinued operations was also impacted by the timing of sale of the properties included as discontinued operations.

Results of Operations

Comparison of the nine months ended September 30, 2004 to the nine months ended September 30, 2003

The table below presents our consolidated statements of income for the nine months ended September 30, 2004 and 2003:

Consolidated Statements of Income (in thousands)	Nine Months Ended September 30,		Increase/ (Decrease)
	2004	2003
Revenues:
Rental income	$265,123	$236,163	$28,960
Service business and other income	9,632	12,154	(2,522)

	274,755	248,317	26,438

Operating expenses:
Property operating and maintenance	66,675	58,427	8,248
Real estate taxes	29,219	26,163	3,056
General and administrative and personnel costs	8,793	8,375	418
Expenses of service business	6,785	7,599	(814)
Depreciation and amortization	68,266	52,784	15,482

	179,738	153,348	26,390

Other expenses:
Interest expense	50,604	50,350	254
Amortization of deferred financing costs	1,784	1,723	61

	52,388	52,073	315

Income from continuing operations before minority interests and equity in income of unconsolidated joint ventures joint ventures and unconsolidated subsidiaries	42,629	42,896	(267)
Minority interests	(2,504)	(7,691)	(5,187)
Equity in income of unconsolidated joint ventures	1,790	1,933	(143)
Loss on investment in securities	(420)	—	420

Income from continuing operations	41,495	37,138	4,357

Discontinued operations:
Income from discontinued operations	2,764	3,617	(853)
Gain/(loss) from disposition of discontinued operations	8,364	(4,457)	12,821
Loss from debt defeasance related to sale of real estate	(5,316)	—	5,316
Minority interests related to discontinued operations	(184)	32	216

	5,628	(808)	6,436

Income before gain on sale of land and an interest in a real estate partnership	47,123	36,330	10,793

Gain on sale of land and an interest in a real estate partnership	1,222	1,910	(688)

Net income	$48,345	$38,240	$10,105
Preferred dividends	(7,939)	(6,339)	1,600

Net income applicable to common shareholders	$40,406	$31,901	$8,505

Included below is a discussion of the significant events or transactions that have impacted our results of operations when comparing the nine months ended September 30, 2004 to the nine months ended September 30, 2003.

Acquisition of Real Estate. During the period January 1, 2003 through September 30, 2004, we acquired 16 office properties containing in the aggregate approximately 2.8 million net rentable square feet as follows:

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

Real Estate Dispositions. During the period January 1, 2003 through September 30, 2004, we disposed of 18 office properties containing 2.0 million net rentable square feet and 4 industrial properties containing approximately 91,000 net rentable square feet. Two office properties, containing 339,000 square feet, within our Southwest region were sold on June 26, 2003. Nine properties, containing 644,000 net rentable square feet, representing our only properties in the Atlanta area, a market within our Mid-Atlantic region were sold on July 24, 2003. Six properties, containing 566,000 net rentable square feet, representing our only properties in the Sacramento area, a market within our Northern California region were sold on May 20, 2004. Four industrial properties, containing 91,000 net rentable square feet in the San Diego area, were sold on July 23, 2004. One office property, containing 466,000 net rentable square feet, representing our only property in the Houston area, a market within our Southwest region, was sold on August 23, 2004.

The following is a discussion of the material changes in our consolidated statements of income and a discussion of the impact that the significant events or transactions, as described above, had on one or more line items of our consolidated statements of income when comparing the nine months ended September 30, 2004 to the nine months ended September 30, 2003.

Rental Income. Rental income increased $25.6 million due to real estate acquisitions and developed properties coming on-line. In addition, during the nine months ended September 30, 2004, termination fees increased by $6.7 million when compared to the nine months ended September 30, 2003. These increases were offset by a decrease in rental income of $3.4 million from our other properties relating primarily to occupancy declines and rental rate declines for newly executed leases at our properties.

Property Operating and Maintenance. Property operating and maintenance cost increased $7.2 million due to real estate acquisitions and development properties coming on-line. Property operating and maintenance expenses related to our other properties increased by $1.0 million. The increase in property operating and maintenance expenses at our other properties primarily related to an increase from the nine months ended September 30, 2003 to the nine months ended September 30, 2004 of utility and parking related expenses, offset by a decrease in bad debt and property insurance related expenses.

Real Estate Taxes. Real estate taxes increased $2.9 million due to real estate acquisitions and developed properties coming on-line, as well as a $194,000 increase in our other properties. The increase in real estate taxes relating to our other properties is due to tax refunds received in 2003 due to lower property assessments, offset by lower current year taxes as a result of the lower property assessments.

Service Business and Other Income/Expenses of Service Business. The decrease in service business and other income was mainly due to a decrease in interest income resulting from the repayment of certain notes receivable, as well as a decrease in leasing fees and other service business income. A decrease in income tax expense resulted in lower expenses of the service business.

Depreciation and Amortization. Depreciation and amortization increased $11.0 million due to real estate acquisitions and development properties coming on-line. Depreciation and amortization related to our other properties increased by $4.3 million which is attributable to the depreciation and amortization expense related to capital expenditures incurred at our properties subsequent to acquisition. Depreciation and amortization on non-property related assets increased $184,000 from the nine months ended September 30, 2003 compared to the nine months ended September 30, 2004.

Interest Expense. The increase in interest expense is primarily a result of an increase in weighted average borrowings outstanding of $1.07 billion for the nine months ended September 30, 2004 compared to $1.01 billion for the nine months ended September 30, 2003, partially offset by a decrease in the weighted average interest rate paid on outstanding borrowings from 6.58% to 6.31% for the respective periods.

Minority Interests. The decrease in minority interest expense was primarily due to a decrease in the proportionate share of net income attributable to the Series E and Series B Cumulative Redeemable Perpetual Preferred unitholders share as a result of the repurchase of these units on February 4, 2004 and February 24, 2004, respectively.

Loss on Investment in Securities. In August 2000, we invested $423,000 in Narrowcast Communications Corporation, a provider of an electronic tenant information service known as Elevator News Network. During the nine months ended September 30, 2004, we received a return of investment of approximately $3,000 and recorded a loss on investment of approximately $420,000.

Discontinued Operations. The increase in discontinued operations is primarily due to the recognition of a gain on sale during the nine months ended September 30, 2004 of $8.4 million compared to a loss on sale of $4.5 million recognized during the nine months ended September 30, 2003, partially offset by a loss from debt defeasance recognized during the nine months ended September 30, 2004. Discontinued operations was also impacted by an impairment loss of $1.8 million recognized during the nine months ended September 30, 2003 and the timing of sale of the properties.

Liquidity and Capital Resources

Cash and cash equivalents were $7.0 million and $5.9 million at September 30, 2004 and December 31, 2003, respectively. The increase in cash and cash equivalents is a result of net cash provided by operating activities exceeding net cash used in investing and financing activities for the nine months ended September 30, 2004.

Cash flows provided by operating activities totaled $105.7 million for the nine months ended September 30, 2004 compared to $93.8 million for the nine months ended September 30, 2003. The change in cash flows from operating activities is attributable to (1) the factors discussed in our analysis of results of operations for the nine months ended September 30, 2004 compared to September 30, 2003 and (2) the timing of receipt of revenues and payment of expenses.

Net cash used in investing activities totaled $21.3 million for the nine months ended September 30, 2004 compared to $78.9 million for the nine months ended September 30, 2003. The decrease in net cash used in investing activities of $57.6 million is due primarily to an increase of $69.3 million in cash generated from the sale of a 49% interest in Prentiss Office Investors, L.P., an increase of $75.4 million in proceeds received from the sale of real estate, an increase of $10.5 million in cash received from the repayments of certain notes receivable, an increase of $1.1 million in proceeds from the sale of investments, offset by an increase of $80.2 million used to acquire real estate assets, an increase of $13.2 million in cash used for capital expenditures related to in-service properties, and an increase of $4.3 million in cash used in development and redevelopment of real estate.

Net cash used in financing activities totaled $83.4 million for the nine months ended September 30, 2004 compared to $10.8 million for the nine months ended September 30, 2003. The increase in net cash used for financing activities of $72.6 million is due primarily to an increase of $105.0 million in cash used for the redemption of preferred units, an increase of $53.7 million in distributions paid, a decrease in net proceeds from the sale of common shares of $6.4 million, an increase of $5.3 million for payment of debt defeasance cost on debt extinguishment, and an increase of $891,000 for the repurchase of common operating partnership units, offset by an increase in net borrowings of mortgages and notes payable totaling $87.9 million, and an increase in contributions from consolidated joint ventures of $10.8 million.

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

Debt Financing

As of September 30, 2004, we had consolidated outstanding total indebtedness, of approximately $1.1 billion. The amount of indebtedness that we may incur, and the policies with respect thereto, are not limited by our declaration of trust and bylaws, and are solely within the discretion of our board of trustees, limited only by various financial covenants in our credit agreements.

Approximately 50.7% of our outstanding consolidated debt was subject to fixed rates with a weighted average interest rate of 7.48% at September 30, 2004. Of the remaining $549.3 million, or 49.3%, representing our variable rate debt, $395.0 million was effectively locked at September 30, 2004 at an interest rate (before the spread over LIBOR) of 3.90% through our interest rate swap agreements. At September 30, 2004, we had variable rate debt of $154.3, or 13.8% of our total outstanding consolidated debt, the interest rates on which, were not fixed by our interest rate swap agreements.

The following table sets forth our mortgages and notes payable, including our unconsolidated joint venture debt as of September 30, 2004:

Borrower/Description	Current Balance	Amortization	Interest Rate	Maturity
	(in thousands)
Consolidated Entities
Burnett Plaza Associates
Burnett Plaza	$66,000	None	LIBOR+1.500%	July 9, 2005
PL Properties Associates, L.P.
Park West C2	33,066	30 yr	6.63%	November 10, 2010
Prentiss Properties Acquisition Partners, L.P.
Walnut Glen Tower	33,199	30 yr	6.92%	April 1, 2005
Highland Court	4,388	25 yr	7.27%	April 1, 2006
Plaza I & II	6,910	18 yr	7.75%	January 1, 2007
Revolving Credit Facility	179,000	None	LIBOR + 1.350%	February 19, 2007
Collateralized Term Loan (1)	30,000	None	LIBOR + 1.150%	September 30, 2007
Unsecured Term Loan – EuroHypo I	100,000	None	LIBOR + 1.375%	May 22, 2008
Unsecured Term Loan – Commerz	75,000	None	LIBOR + 1.350%	March 15, 2009
7101 Wisconsin Avenue	20,169	30 yr	7.25%	April 1, 2009
Unsecured Term Loan – EuroHypo II	13,830	30 yr	7.46%	July 15, 2009
Ordway	47,565	30 yr	7.95%	August 1, 2010
World Savings Center	28,281	30 yr	7.91%	November 1, 2010
One O’Hare Centre	39,272	30 yr	6.80%	January 10, 2011
3130 Fairview Park Drive	22,011	30 yr	7.00%	April 1, 2011
Research Office Center	43,558	28 yr	7.64%	October 1, 2011
Bannockburn Centre	25,914	30 yr	8.05%	June 1, 2012
Del Mar Loan	43,506	30 yr	7.41%	June 1, 2013
Prentiss Properties Corporetum, L.P.
Corporetum Office Campus	24,436	30 yr	7.02%	February 1, 2009
Prentiss Properties Real Estate Fund I, L.P.
PPREFI Portfolio Loan (2)	180,100	None	7.58%	February 26, 2007
Prentiss Office Investors, L.P. (3)
The Bluffs	10,700	None	LIBOR + 1.300%	July 23, 2009
Collateralized Term Loan – Mass Mutual (4)	85,000	None	LIBOR + 0.850%	August 1, 2009
Prentiss/Collins Del Mar Heights, LLC (5)
High Bluffs	3,629	None	LIBOR + 1.400%	September 1, 2007

Total consolidated mortgage and notes payables	$1,115,534

Unconsolidated Entities
Broadmoor Austin Associates
Broadmoor Austin (6)	$133,680	16 yr	7.04%	April 10, 2011
Tysons International Partners (7)
1676 International Drive	43,684	28 yr	7.68%	August 30, 2010
8260 Greensboro	15,636	28 yr	7.83%	August 30, 2010

Total unconsolidated mortgage and notes payables	$193,000

Total mortgage and notes payables	$1,308,534

(1)	The Term Loan is collateralized by the following two properties: 8521 Leesburg Pike and the IBM Call Center.
(2)	The PPREFI Portfolio Loan is collateralized by the following 36 properties: the Los Angeles industrial properties (18 properties), the Chicago industrial properties (four properties), the Cottonwood Office Center (three properties), Park West E1 and E2 (two properties), One Northwestern Plaza, 3141 Fairview Park Drive, 13825 Sunrise Valley Drive, O’Hare Plaza II, 1717 Deerfield Road, 2411 Dulles Corner Road, 4401 Fair Lakes Court, the WestPoint Office Building and the PacifiCare Building.
(3)	Our operating partnership and its affiliates own a 51% interest in Prentiss Office Investors, L.P. Due to our consolidation of the accounts of Prentiss Office Investors, L.P. with and into the accounts of the operating partnership, the amounts shown reflect 100% of the debt balance.

(4)	The Term Loan is collateralized by the following 9 properties: Camino West Corporate Park, Carlsbad Airport Plaza, La Place Court (2 properties), Pacific Ridge Corporate Centre (2 properties), Pacific View Plaza, Corporate Lakes III, and Computer Associates.
(5)	Our operating partnership and its affiliates own a 70% interest in Prentiss/Collins Del Mar Heights, LLC. Due to our consolidation of the accounts of Prentiss Office Investors, L.P. with and into the accounts of the operating partnership, the amounts shown reflect 100% of the debt balance.
(6)	We own a 50% non-controlling interest in the entity that owns the Broadmoor Austin properties, which interest is accounted for using the equity method of accounting. The amount shown reflects 100% of the non-recourse mortgage indebtedness collateralized by the properties.
(7)	We own a 25% non-controlling interest in the entity that owns the 1676 International Drive and 8260 Greensboro properties, which interest is accounted for using the equity method of accounting. The amount shown reflects 100% of the non-recourse mortgage indebtedness collateralized by the properties.

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

Under our loan agreements, we are required to satisfy various affirmative and negative covenants, including limitations on total indebtedness, total collateralized indebtedness and cash distributions, as well as obligations to maintain certain minimum tangible net worth and certain minimum interest coverage ratios. Our credit agreements limit total indebtedness to 55% of total assets and require a debt service coverage ratio of at least 2 to 1. Our credit agreements provide for a 30-day period to cure a default caused by our failure to punctually and properly perform, observe and comply with the covenants contained therein. The agreements also provide for an additional 75-day period if such failure is not capable of being cured within 30-days and we are diligently pursuing the cure thereof. We were in compliance with these covenants at September 30, 2004.

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

We may employ forwards or purchased options to hedge qualifying anticipated transactions. Gains and losses are deferred and recognized in net income in the same period that the anticipated transaction occurs, expires or is otherwise terminated. The following table summarizes the notional amounts and fair values of our derivative financial instruments at September 30, 2004. The notional amount provides an indication of the extent of our involvement in these instruments as of the balance sheet date, but does not represent exposure to credit, interest rate or market risks.

Notional Amount	Swap Rate Paid (Fixed)	Swap Rate Received (Variable) at September 30, 2004	Swap Maturity	Fair Value
				(in thousands)
$ 25 million	4.345%	1.84%	July 2005	$(400)
$ 15 million	4.345%	1.84%	July 2005	(240)
$ 20 million	5.985%	1.84%	March 2006	(954)
$ 30 million	5.990%	1.84%	March 2006	(1,433)
$ 50 million	2.270%	1.84%	August 2007	1,182
$ 25 million	2.277%	1.84%	August 2007	586
$ 70 million(1)	4.139%	1.84%	August 2008	(1,862)
$ 30 million(2)	3.857%	1.84%	September 2008	(457)
$ 30 million(2)	3.819%	1.84%	October 2008	(414)
$ 20 million(2)	3.819%	1.84%	October 2008	(276)
$ 50 million	3.935%	1.84%	May 2009	(739)
$ 30 million(2)	3.443%	1.84%	October 2009	339

Total				$(4,668)

(1)	The interest rate swap agreement was executed by Prentiss Office Investors, L.P., a partnership which is 51% owned by our operating partnership.
(2)	Each of the interest rate swap agreements has an effective date of October 1, 2004.

Beginning on the effective date each swap effectively locks in our cost of funds at the swap rate paid (before the spread over LIBOR) on variable rate borrowings in amounts equal to the respective notional amounts above.

Capital Improvements

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. The majority of capital required relates to tenant-related capital expenditures and is dependent upon our leasing activity. Our leasing activity is a function of the percentage of our in-place leases expiring in current and future periods accompanied by our exposure to tenant defaults and our ability to increase the average occupancy of our portfolio. For the nine months ended September 30, 2004 capital expenditures related to our in-service properties totaled $34.6 million. We classify capital expenditures for in-service properties as non-incremental and incremental revenue-enhancing capital expenditures representing our estimate of recurring versus non-recurring capital requirements, respectively. Our non-incremental and incremental capital expenditures for the nine months ended September 30, 2004 totaled approximately $27.9 million and $6.7 million, respectively.

Equity Financing

During the three months ended September 30, 2004, we issued 89,468 common shares of beneficial interest, par value $.01. The table below details the common shares issued during the period, common shares in treasury activity during the period and the common shares outstanding at September 30, 2004:

Common shares outstanding at June 30, 2004	44,765,699

Common shares issued:
Share options exercised	62,800
Conversion of operating partnership units	21,000
1996 Share Incentive Plan	3,200
Dividend Reinvestment	1,538
Trustees’ Share Incentive Plan	930

Common shares placed in treasury/issued from treasury:	89,468
Common shares surrendered in connection with share options exercised	(9,588)
Common shares in treasury issued in connection with our Key Employee Share Option Plan	611

Common shares outstanding at September 30, 2004	44,846,190

Off-Balance Sheet Arrangements

At September 30, 2004 we had the following off-balance sheet arrangements: (1) a non-controlling 50% interest in Broadmoor Austin Associates, a real estate joint venture; and (2) a 25% non-controlling interest in Tysons International Partners, a real estate joint venture.

Our investments in unconsolidated joint ventures represents less than .6% of our total assets as of September 30, 2004 and 1.7% of our cash flow from operations for the nine months ended September 30, 2004. Our investments, however, do provide us with several benefits including increased market share, important customer relations and a possible capital source to fund future real estate projects.

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

The following information summarizes the financial position at September 30, 2004 for the investments in which we held an unconsolidated interest at September 30, 2004:

Summary of Financial Position: (in thousands)	Total Assets	Total Debt(1)	Total Equity	Company’s Investment
Broadmoor Austin Associates	$99,261	$133,680	$(35,035)	$4,170
Tysons International Partners	95,577	59,320	33,853	8,736

				$12,906

(1)	The mortgage debt, all of which is non-recourse, is collateralized by the individual real estate property or properties within each venture, the net book value of which totaled $166.6 million at September 30, 2004. Our proportionate share of the non-recourse mortgage debt totaled $81.7 million at September 30, 2004.

The following information summarizes the results of operations for the unconsolidated investments which impacted our results of operations for the three and nine months ended September 30, 2004.

Summary of Operations for the Three Months Ended September 30, 2004: (in thousands)	Total Revenue	Net Income	Company’s Share of Net Income
Broadmoor Austin Associates	$4,999	$1,288	$644
Tysons International Partners	2,995	(112)	(28)

			$616

Summary of Operations for the Nine Months Ended September 30, 2004: (in thousands)	Total Revenue	Net Income	Company’s Share of Net Income
Broadmoor Austin Associates	$15,033	$3,761	$1,880
Tysons International Partners	8,815	(361)	(90)

			$1,790

In connection with the disposition of a real estate property in May 2001, we entered into a financial guarantee with a maximum future potential payment of $1.4 million. The financial guarantee, provided to the third party purchaser, guaranteed payment of an amount not to exceed the $1.4 million potential maximum if certain tenants, as defined in the purchase and sale agreement, fail to extend their leases beyond the maturities of their current in-place leases. An amount totaling $1.0 million representing consideration to be paid in the event a certain tenant failed to extend its in-place lease was considered probable at the date of disposition and therefore, accrued during the year ended December 31, 2001. During the year ended December 31, 2003, we paid an amount totaling $1.0 million to the third party purchaser as a result of the failure of the tenant to extend its in-place lease. See further discussion and table presented under the Contractual Obligations and Commercial Commitments section below.

Contractual Obligations and Commercial Commitments

We have contractual obligations including mortgages and notes payable and ground lease obligations. The table below presents, as of September 30, 2004, our future scheduled principal repayments of our consolidated mortgages and notes payable and ground lease obligations:

	Payments Due by Period
Contractual Obligations (in thousands)	Total	2004	2005/2006	2007/2008	Thereafter
Mortgages and notes payable	$1,115,534	$1,382	$114,053	$510,859	$489,240
Capital lease obligations	—	—	—	—	—
Ground leases	29,623	100	816	818	27,889
Unconditional purchase obligations	—	—	—	—	—
Other long-term obligations	—	—	—	—	—

Total contractual cash obligations	$1,145,157	$1,482	$114,869	$511,677	$517,129

In June 2004, we began construction on High Bluff Ridge at Del Mar, a 49.5% pre-leased office development project with approximately 158,000 net rentable square feet located in Del Mar, California. The anticipated investment for this project totals $48.1 million of which, $18.1 million has been incurred as of September 30, 2004. We have signed a lease for approximately 78,000 square feet of the project with Morrison Foerster. We expect that the building will be complete and available for occupancy during the third quarter of 2005.

As a condition of the purchase and sale and as security for our guarantee, as discussed under the Off-Balance Sheet Arrangements section above, we provided to the title company at closing, irrevocable letters of credit, totaling $1.4 million, drawn on a financial institution and identifying the purchaser as beneficiary. One letter of credit totaling $1.0 million expired in 2003. The balance of the remaining letter of credit totaled $252,000 at September 30, 2004 and expires as follows:

Other Commercial Commitments (in thousands)	Commitment Expiration by Period
	Total Amounts Committed	2004	2005/2006	2007/2008	Thereafter
Lines of credit	—	—	—	—	—
Standby letters of credit	$252	$63	$189	—	—
Guarantees	—	—	—	—	—
Standby repurchase obligations	—	—	—	—	—
Other commercial commitments	—	—	—	—	—

Total commercial commitments	$252	$63	$189	—	—

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

The following is a reconciliation of net income to funds from operations:

Funds from operations (in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income	$12,554	$14,218	$48,345	$38,240
Adjustments:
Real estate depreciation and amortization(1)	24,368	19,497	71,135	58,508
Minority interests(2)	333	448	1,367	1,205
Minority interests share of depreciation and amortization	(1,181)	—	(3,305)	—
Pro rata share of joint venture depreciation and amortization	749	739	2,229	2,210
Issuance costs of preferred units redeemed	—	—	(1,600)	—
Loss/(gain) on sale of real estate and interests in real estate partnerships	1,821	(85)	(9,586)	2,547
Funds from operations	$38,644	$34,817	$108,585	$102,710

(1)	Includes real estate depreciation and amortization included in continuing operations and real estate depreciation and amortization included in discontinued operations.
(2)	Represents the minority interests applicable to the common unit holders of the operating partnership.

Funds from operations increased by $3.8 million for the three months ended September 30, 2004 from the three months ended September 30, 2003, and increased $5.9 million for the nine months ended September 30, 2004 from the nine months ended September 30, 2003 as a result of factors discussed in the analysis of operating results.

Recently Issued Accounting Pronouncements

In July 2004, the EITF reached a consensus on Issue No. 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock,” that for purposes of applying APB Opinion No. 18, the term “common stock” includes “in-substance common stock” (as defined under Issue 02-14). Therefore, an investor that has the ability to exercise significant influence over the operating and financial policies of the investee should apply the guidance under this Issue only when it has an investment(s) in common stock and/or an investment that is in-substance common stock. The consensus in this Issue, which is to be applied in reporting periods beginning after September 15, 2004, will not have a material impact on our financial statements.

In July 2004, EITF Issue No. 04-1, “Accounting for Preexisting Relationships between the Parties to a Business Combination,” was released in which the EITF reached a tentative conclusion that a business combination between two parties that have a preexisting relationship should be evaluated to determine if a settlement of a preexisting relationship exists. In September 2004, the EITF reached the consensus that the consummation of a business combination between parties with a preexisting relationship should be evaluated to determine if a settlement of a preexisting relationship exists. The Task Force determined that a business combination between two parties that have a preexisting relationship is a multiple-element transaction with one element being the business combination and the other element being the settlement of the preexisting relationship. The consensus in this Issue, which is to be applied to business combinations consummated and goodwill impairment tests performed in reporting periods beginning after October 13, 2004, will not have a material impact on our financial statements.

In July 2004, EITF Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share,” was released in which the EITF reached a tentative conclusion that contingently convertible debt instruments should be included in diluted earnings per share computations (if dilutive) regardless of whether the contingent features have been met. In September 2004, the EITF reached the consensus that all instruments that have embedded conversion features (for example, contingently convertible debt, contingently convertible preferred stock, and Instrument C in EITF Issue No. 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion,” with a market-based contingency) that are contingent on market conditions indexed to an issuer’s share price should be included in diluted earnings per share computations (if dilutive) regardless of whether the market conditions have been met. The consensus includes instruments that have more than one contingency if one of the contingencies is based on market conditions indexed to the issuer’s share price and that instrument can be converted to shares based on achieving a market condition – that is, the conversion is not dependent on a substantive non-market based contingency. The effective date of the consensus in this Issue will coincide with the effective date of the proposed Statement that revises Statement 128. This consensus, which is to be applied to reporting periods ending after the effective date, which is expected to be December 15, 2004, will not have a material impact on our financial statements.

In September 2004, EITF Issue No. 04-10, “Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds,” was released in which the EITF reached a consensus that operating segments that do not meet the quantitative thresholds can be aggregated only if aggregation is consistent with the objective and basic principles of Statement 131, the segments have similar economic characteristics, and the segments share a majority of the aggregation criteria listed in (a)-(e) of paragraph 17 of Statement 131. The consensus in this Issue, which is to be applied for fiscal years ending after October 13, 2004, will not have a material impact on our financial statements.

In 2003, EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” was released in which the EITF provided guidance on determining whether an investment is impaired, whether the impairment is other than temporary and the recognition of impairment losses on investments with other-than-temporary impairments. In September 2004, a FASB Staff Position on EITF 03-1 was issued which delayed the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of Issue No. 03-1. The delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The delay of the effective date for paragraphs 10-20 of Issue 03-1 will be superseded concurrent with the final issuance of the FASB Staff Position Issue 03-1-a. The issuance of the FASB Staff Position on EITF 03-1 did not have a material impact on our financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our primary market risk is exposure to changes in interest rates as a result of our revolving credit facility and long-term debt. At September 30, 2004, we had total consolidated indebtedness outstanding of approximately $1.1 billion. Our interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, we manage our exposure to fluctuations in market interest rates for our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. In addition, we may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps and floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable rate debt. We do not enter into derivative or interest rate transactions for speculative purposes. Approximately 50.7% of our outstanding consolidated debt was subject to fixed rates with a weighted average interest rate of 7.48% at September 30, 2004. Of the remaining $549.3 million, or 49.3%, representing our variable rate debt, $395.0 million was effectively locked at September 30, 2004 at an interest rate (before the spread over LIBOR) of 3.90% through our interest rate swap agreements. We regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

The following table provides information about our financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations outstanding at September 30, 2004, the table presents principal cash flows and related weighted average interest rates for consolidated debt outstanding during the periods. For interest rate swaps, the table presents notional amounts and weighted average interest rates for in-place swaps during the period. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on 30-day LIBOR as of September 30, 2004. The fair value of our fixed rate debt indicates the estimated principal amount of debt having similar debt service requirements, which could have been borrowed by us at September 30, 2004. The rate assumed in the fair value calculation of fixed rate debt is equal to 5.50%, representing our estimated borrowing rate for fixed rate debt instruments similar in term to those outstanding at September 30, 2004 (yield on 5-year U.S. Treasury Securities at September 30, 2004 plus 212 basis points). The fair value of our variable to fixed interest rate swaps indicates the estimated amount that would have been paid by us had they been terminated at September 30, 2004. Exclusive of our interest rate swaps, if 30-day LIBOR increased 100 basis points, total interest expense would increase $5.5 million.

(dollars in thousands)	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
Liabilities
Long-Term Debt:
Fixed Rate	$1,382	$38,349	$9,704	$192,182	$6,048	$318,540	$566,205	$610,142
Average Interest Rate	7.48%	7.50%	7.51%	7.44%	7.42%	7.47%	—	—
Variable Rate	$—	$66,000	$—	$212,629	$100,000	$170,700	$549,329	$549,329
Average Interest Rate	3.16%	3.15%	3.13%	3.08%	3.03%	2.87%	—	—
Interest Rate Derivatives
Interest Rate Swaps:
Variable to Fixed	$—	$40,000	$50,000	$75,000	$150,000	$80,000	$395,000	$(4,668)
Average Pay Rate	3.90%	3.88%	3.56%	3.64%	3.87%	3.65%	—	—
Average Receive Rate	1.84%	1.84%	1.84%	1.84%	1.84%	1.84%	—	—

Item 4. Controls and Procedures

As of September 30, 2004, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 15d-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We are not presently subject to any material litigation, other than ordinary routine litigation incidental to the business.

Item 2. Changes in Securities and Use of Proceeds

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2004 – July 31, 2004	1,297	$35.23	—	997,200
August 1, 2004 – August 31, 2004	9,588	$36.20	—	—
September 1, 2004 – September 30, 2004	—	$—	—	—
Total	10,885	$36.07	—	997,200

(1)	During July 2004, we purchased 1,297 of our common shares pursuant to our Key Employee Share Option Plan. In August 2004, we received 9,588 of our common shares as payment of the exercise price and statutory withholdings of certain share options exercised during the period. The purchases described in this footnote were not made pursuant to a publicly announced plan or program.
(2)	During 1998, our board of trustees authorized the repurchase of up to 2.0 million common shares in the open market or negotiated private transactions. On January 4, 2000, the board of trustees authorized a 1.5 million-share increase in the share repurchase program bringing the total authorization to 3.5 million common shares. On May 9, 2001, the board of trustees authorized an additional 1.0 million-share increase in the share repurchase program bringing the total authorization to 4.5 million shares. Since inception of the repurchase program, through September 30, 2004, we have purchased 3,502,800 common shares and pursuant to current authorization, we have the ability to repurchase an additional 997,200 in the future.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

Entry into Material Definitive Agreements—Trustee and Officer Indemnification Agreements

As of November 5, 2004 we entered into indemnification agreements with each of our trustees and officers. The indemnification agreements require, among other things, that we indemnify our trustees and officers to the fullest extent permitted by law and advance our trustees and officers all related expenses, subject to reimbursement if it is subsequently determined that indemnification is not permitted. As a traditional form of contract, the indemnification agreements may provide greater assurance to trustees and officers that indemnification will be available. In certain instances the indemnification agreements provide protection beyond the indemnification provisions of Maryland law and also provide our trustees and officers with specific benefits not provided by Maryland law, including (a) specific time frames for the Company to respond to requests for indemnification or advancement of expenses, (b) internal corporate procedures for the determination of whether the trustee or officer is entitled to indemnification, (c) removal of the rebuttable presumption that a trustee or officer did not satisfy his or her standard of conduct if the proceeding against the trustee or officer ends in a conviction or nolo contedere plea, and (d) clarity of remedies available to the indemnified party if the Company denies indemnification or expense advance.

The form of indemnification agreement entered into between the Company and each trustee and officer is attached to this Quarterly Report as Exhibit 10.53.

Adoption of Second Amended and Restated Bylaws

As of November 5, 2004, our board of trustees adopted the Second Amended and Restated Bylaws of Prentiss Properties Trust. Our Second Amended and Restated Bylaws amend and restate our Amended and Restated Bylaws which were dated as of February 13, 2002, and which had been subsequently amended by the First Amendment to the Amended and Restated Bylaws dated as of May 15, 2002 and by the Second Amendment to the Amended and Restated Bylaws dated as of May 15, 2003. In addition to incorporating the language of the First and Second Amendments to the Amended and Restated Bylaws into the body of the document, the Second Amended and Restated Bylaws incorporate and reflect the following amendments to the Amended and Restated Bylaws:

•	Article I, Section 1 was amended to make clear that our principal office in the State of Maryland shall be located at such place or places as the board designates and to make clear that we must have an office in the State of Maryland;

•	Article I, Section 2 was amended to make clear that we may have additional offices, including a principal executive office, at such places as the board may determine or as our business may require;

•	Article II, Section 1 was amended to remove the requirement that shareholders meetings be in the United States—Maryland law does not limit the geographic location of shareholders’ meetings;

•	Article II, Section 3 was amended to provide additional clarity with respect to procedures regarding special shareholder meetings, particularly those special meetings called by shareholders;

•	Article II, Section 3 was amended to provide that if an agent of a shareholder is requesting a special meeting, a writing authorizing such agent to request such meeting must accompany the notice of a meeting request that is sent to us by such agent;

•	Article II, Section 3(b)(4) was amended to provide that the place of any special shareholders’ meeting may be designated by not only our Chief Executive Officer, President or board of trustees, but also by our Chairman of the board;

•	Article II, Section 3(b)(4) was amended to make clear that the board may revoke the notice for any shareholder requested shareholders’ meeting in the event that the requesting shareholders fail to comply with the provisions of Article II, Section 3 of the Second Amended and Restated Bylaws;

•	Article II, Section 3(b)(5) was amended to clarify the procedures by which we must send notice to shareholders when a shareholders’ meeting has been cancelled due to the fact that a sufficient number of shareholders have revoked their meeting requests;

•	Article II, Section 3(b)(6) was amended to provide that the Chief Executive Officer may appoint independent inspectors of election to perform a ministerial review of the validity of any special meeting request. Previously, only the Chairman of the board, the board of trustees and our President had such authority;

•	Article II, Section 5 was amended to provide that unless otherwise required by law or Article II, Section 13 of the bylaws, any business may be transacted at an annual meeting of shareholders without being specifically designated in the notice of the annual shareholders’ meeting;

•	Article II, Section 6 was amended to provide that the chairman of a shareholders’ meeting has the authority to prescribe rules, regulations and procedures regarding when polls should be open and closed;

•	Article II, Section 7 was amended to provide that the chairman of a shareholders’ meeting, rather than the shareholders entitled to vote at such meeting, has the power to adjourn the meeting if there is not a quorum present for such meeting;

•	Article II, Section 7 was amended to provide that the shareholders present either in person or by proxy, at a meeting which has been duly called and convened, may continue to transact business until adjournment, notwithstanding the withdrawal of enough shareholders to leave less than a quorum;

•	Article II, Section 11 was amended to provide that the board of trustees may appoint inspectors for a shareholders’ meeting. Previously, only the chairman of the meeting had the authority or the duty (if requested by any shareholder) to appoint inspectors;

•	Article II, Section 13, which provides procedures for shareholders to nominate board members and propose business to be conducted at a meeting of shareholders, was amended as follows:

•	As before, shareholders must provide to us all information as required under Regulation 14A of the Exchange Act, but must also now set forth the name, age, business address and residence address of the proposed board nominee. Shareholders must also set forth the class, series and number of shares that are beneficially owned by such shareholder’s proposed nominee, the date such shares were acquired by the proposed nominee and the investment intent of such acquisition.

•	Proposing shareholders must now disclose not only reasons for proposing business to be conducted at the shareholders’ meeting and any material interest in such business by the proposing shareholder, but must also disclose any material interest in such business of any Shareholder Associated Person, the number of shares held by such Shareholder Associated Person, and the name and address of any Shareholder Associated Person.

A Shareholder Associated Person of any shareholder is (i) any person controlling, directly or indirectly, or acting in concert with, such shareholder, or (ii) any person controlling, controlled by or under common control with such Shareholder Associated Person.

•	We may now request that any shareholder proposing a nominee for election as a trustee or any proposal for other business at a meeting of shareholders, provide, within five business days of delivery of such request, written verification, satisfactory, in the discretion of the board or any committee, to demonstrate the accuracy of any information submitted by the shareholder. If the shareholder fails to provide such written verification within such period, the information as to which written verification was requested may be deemed not to have been provided in accordance with our Second Amended and Restated Bylaws.

•	We now require shareholders to provide more specific information regarding a shareholder proposal so that the board will have additional information available to it to evaluate such proposals and any proposed shareholder board nominee(s).

•	Article III, Section 4 was amended to provide that notice for board meetings may be made by electronic mail and facsimile;

•	Article III, Section 8 was amended to formalize our policy that any action taken by the board without a meeting must be taken by unanimous written consent. The prior Article III, Section 8 only required a majority of trustees to approve board action taken by written consent;

•	Article VI, Section 1 was amended to clarify the fact that board committees may authorize our officers and agents to enter into any contract or execute and deliver any instrument in the name and on behalf of us;

•	Article VII, Section 1 was amended to allow the board to issue uncertificated shares and provide that the Chairman of the board is authorized, along with the Chief Executive Officer, President and any Vice President to sign share certificates;

•	Article VII, Section 1 was amended to clarify the amount and types of information that we must provide to shareholders regarding the rights, preferences and benefits of holders of our shares;

•	Article VII, Section 2 was amended to provide that we are entitled to treat the holder of record of any shares of beneficial interest as the holder in fact thereof, and that we are not bound to recognize any equitable or other claim or interest in such share other than as provided by law;

•	Article X was amended to broadly state our officer and trustee indemnification policy rather than restate the applicable Maryland law in the bylaws;

•	Certain changes have been made to the bylaws to reflect Maryland REIT Law or Maryland General Corporate Law linguistic preferences;

•	The phrase “Board of” has been inserted before the word “Trustees” in several places throughout the bylaws to differentiate between references to the board of trustees as a whole and references to individual trustees.

Our Second Amended and Restated Bylaws are attached to this Quarterly Report as Exhibit 3.2.

Item 6. Exhibits

(a)	Exhibits:

3.1	Amended and Restated Declaration of Trust of the Registrant (filed as Exhibit 3.1 to our Form 10-K, filed on March 15, 2004, File No. 001-14516).

3.2*	Second Amended and Restated Bylaws of the Registrant.

3.3	Articles Supplementary, dated February 17, 1998, Classifying and Designating a Series of Preferred Shares of Beneficial Interest as Junior Participating Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest, Series B, and Fixing Distribution and Other Preferences and Rights of Such Shares (filed as an Exhibit to our Registration Statement on Form 8-A, filed on February 17, 1998, File No. 000-23813 and incorporated by reference herein).

3.4	Articles Supplementary, dated June 25, 1998, Classifying and Designating a Series of Preferred Shares of Beneficial Interest as Series B Cumulative Redeemable Perpetual Preferred Shares of Beneficial Interest and Fixing Distribution and Other Preferences and Rights of Such Shares (filed as Exhibit 3.5 to our Form 10-Q, filed on August 12, 1998, File No. 001-14516).

3.5	Articles Supplementary, dated March 20, 2001 (filed as Exhibit 3.6 to our Form 10-K, filed March 27, 2001, File No. 001-14516, and incorporated by reference herein).

3.6	Articles Supplementary Classifying and Designating a Series of Preferred Shares of Beneficial Interest as Series D Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest and Fixing Distribution and Other Preferences and Rights of such Shares, dated March 20, 2001 (filed as Exhibit 3.7 to our Form 10-K, filed March 27, 2001, File No. 001-14516, and incorporated by reference herein).

3.7	Articles Supplementary, dated January 4, 2002 (filed as Exhibit 3.7 to our Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

3.8	Articles Supplementary, dated February 24, 2004, declassifying the Series B Cumulative Redeemable Perpetual Preferred Shares (filed as Exhibit 3.10 to our Form 10-K, filed on March 15, 2004, File No. 001-14516).

4.1	Form of Common Share Certificate (filed as Exhibit 4.1 to our Registration Statement on Amendment No. 1 of Form S-11, File No. 333-09863, and incorporated by reference herein).

4.2	Amended and Restated Rights Agreement, dated January 22, 2002, between Prentiss Properties Trust and EquiServe Trust Company, N.A., as Rights Agent (filed as Exhibit 1 to Amendment No. 2 to our Registration Statement on Form 8-A, filed on February 6, 2002, File No. 000-014516).

4.3	First Amendment dated June 26, 2002 to the Amended and Restated Rights Agreement between Prentiss Properties Trust and Equiserve Trust Company, N.A. as Rights Agent (filed as Exhibit 2 to Amendment No. 3 to our Registration Statement on Form 8-A, filed on June 27, 2002. File No. 001-014516).

4.4	Second Amendment, dated October 21, 2003, to the Amended and Restated Rights Agreement between Prentiss Properties Trust and Equiserve Trust Company, N.A. as Rights Agent (filed as Exhibit 3 to Amendment No. 4 to our Registration Statement on Form 8-A, filed on January 26, 2004. File No. 001-014516).

4.5	Form of Rights Certificate (included as Exhibit A to the Rights Agreement (Exhibit 4.2)).

4.6	Form of Series D Preferred Share Certificate (filed as Exhibit 4.4 to our Form 10-K, filed March 27, 2001, File No. 001-14516, and incorporated by reference herein).

10.1	1996 Share Incentive Plan (filed as Exhibit 10.25 to Amendment No. 1 to our Registration Statement on Form S-11, File No. 333-09863, and incorporated by reference herein).

10.2	First Amendment, effective as of May 6, 1997, to the 1996 Share Incentive Plan (filed as Exhibit 4.6 to our Registration Statement on Form S-8, File No. 333-79623, filed on May 28, 1999, and incorporated by reference herein).

10.3	Second Amendment, effective as of May 5, 1998, to the 1996 Share Incentive Plan (filed as Exhibit 4.7 to our Registration Statement on Form S-8, File No. 333-79623, filed on May 28, 1999, and incorporated by reference herein).

10.4	Third Amendment, effective as of May 9, 2001, to the 1996 Share Incentive Plan (filed as Exhibit 4.5 to our Registration Statement on Form S-8, File No. 333-68520, filed on August 28, 2001, and incorporated by reference herein).

10.5	Amendment No. 4, effective as of October 15, 1996, to the 1996 Share Incentive Plan (filed as Exhibit 10.5 to our Form 10-Q, filed November 14, 2002, File No. 001-14516).

10.6	Amendment No. 5, effective as of October 23, 2002, to the 1996 Share Incentive Plan (filed as Exhibit 10.6 to our Form 10-Q, filed November 14, 2002, File No. 001-14516).

10.7 Amended and Restated Trustees’ Share Incentive Plan, effective as of May 15, 2002 (filed as Exhibit 4.12 to our Registration Statement on Form S-8, File No. 333-97045, filed on July 24, 2002, and incorporated by reference herein).

10.8	Amendment No. 1, effective as of October 23, 2002, to the Amended and Restated Trustees’ Share Incentive Plan (filed as Exhibit 10.8 to our Form 10-Q, filed November 14, 2002, File No. 001-14516).

10.9	Trustees Share Incentive Plan (filed as Exhibit 4.8 to our Registration Statement on Form S-8, File No. 333-79623, filed on May 28, 1999, and incorporated by reference herein).

10.10	First Amendment, effective as of May 5, 1998, to the Trustees’ Share Incentive Plan (filed as Exhibit 4.9 to our Registration Statement on Form S-8, File No. 333-79623, filed on May 28, 1999, and incorporated by reference herein).

10.11	Second Amendment, effective as of March 1, 1999, to the Trustees’ Share Incentive Plan (filed as Exhibit 4.10 to our Registration Statement on Form S-8, File No. 333-79623, filed on May 28, 1999, and incorporated by reference herein).

10.12	Third Amendment, effective as of May 10, 2000, to the Trustees’ Share Incentive Plan (filed as Exhibit 10.8 to our Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.13	Form of Stock Option Agreement (filed as Exhibit 10.9 to our Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.14	Amended and Restated Share Purchase Plan, dated as of July 1, 2000 (filed as Exhibit 10.10 to our Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.15	Amendment No. 1, effective as of October 23, 2002, to the Amended and Restated Share Purchase Plan (filed as Exhibit 10.15 to our Form 10-Q, filed November 14, 2002, File No. 001-14516).

10.16	Key Employee Share Option Plan (filed as Exhibit 10.11 to our Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.17	Prentiss Properties Employee Savings Plan (filed as Exhibit 10.12 to our Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.18	Third Amended and Restated Employment Agreement, dated January 1, 2004 by and between Michael V. Prentiss and Prentiss Properties Trust. (filed as Exhibit 10.18 to our Form 10-K, filed on March 15, 2004, File No. 001-14516).

10.19	Amended and Restated Employment Agreement, dated May 10, 2000, by and between Thomas F. August and Prentiss Properties Trust (filed as Exhibit 10.21 to our Form 10-K, filed on March 27, 2001, and incorporated herein by reference).

10.20	Third Amended and Restated Agreement of Limited Partnership of Prentiss Properties Acquisition Partners, L.P., dated as of October 1, 2001 (filed as Exhibit 10.15 to our Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.21	First Amendment, dated as of December 18, 2001, to the Third Amended and Restated Agreement of Limited Partnership of Prentiss Properties Acquisition Partners, L.P., dated as of December 18, 2001 (filed as Exhibit 10.16 to our Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.22	Second Amendment, dated as of January 3, 2002, to the Third Amended and Restated Agreement of Limited Partnership of Prentiss Properties Acquisition Partners, L.P., dated as of October 1, 2001 (filed as Exhibit 10.17 to our Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.23	Third Amendment to the Third Amended and Restated Agreement of Limited Partnership of Prentiss Properties Acquisition Partners, L.P. (filed as Exhibit 10.40 to our Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.24	Fourth Amendment to the Third Amended and Restated Agreement of Limited Partnership of Prentiss Properties Acquisition Partners, L.P. (filed as Exhibit 10.20 to our Form 10-Q, filed August 14, 2002, File No. 001-14516).

10.25	Fifth Amendment to the Third Amended and Restated Agreement of Limited Partnership of Prentiss Properties Acquisition Partners, L.P. (filed as Exhibit 99.1 to our Form 8-K, File No. 001-14516, filed on August 14, 2003).

10.26	Sixth Amendment to the Third Amended and Restated Agreement of Limited Partnership of Prentiss Properties Acquisition Partners, L.P. (filed as Exhibit 10.2 to our Form 10-Q, File No. 001-14516, filed on November 12, 2003).

10.27	Seventh Amendment to the Third Amended and Restated Agreement of Limited Partnership of Prentiss Properties Acquisition Partners, L.P. (filed as Exhibit 10.27 to our Form 10-K, filed on March 15, 2004, File No. 001-14516).

10.28	Eighth Amendment to the Third Amended and Restated Agreement of Limited Partnership of Prentiss Properties Acquisition Partners, L.P. (filed as Exhibit 10.28 to our Form 10-K, filed on March 15, 2004, File No. 001-14516).

10.29	Series E Cumulative Redeemable Preferred Partnership Units Repurchase Agreement, dated February 4, 2004, by and between Prentiss Properties Acquisition Partners, L.P. and Brandywine Operating Partnership, L.P. (filed as Exhibit 10.29 to our Form 10-K, filed on March 15, 2004, File No. 001-14516).

10.30	Series B Preferred Unit Redemption Agreement, dated February 24, 2004, by and between Prentiss Properties Acquisition Partners, L.P., Belrose Realty Corporation, Belmar Realty Corporation, Belport Realty Corporation and Belshire Realty Corporation (filed as Exhibit 10.30 to our Form 10-K, filed on March 15, 2004, File No. 001-14516).

10.31	Credit Agreement, dated May 22, 2003, among Prentiss Properties Acquisition Partners, L.P., as Borrower, Eurohypo AG, New York Branch, as Administrative Agent, Bank One, NA, as Syndication Agent, and other lenders as named therein, (filed as Exhibit 10.2 to our Form 10-Q, File No. 001-14516, filed on August 14, 2003).

10.32	Stock Purchase Agreement, dated January 1, 2003, by and between Prentiss Properties Acquisition Partners, L.P. and Ampulla LLC, a single member Limited Liability Company, owned by Michael V. Prentiss, Chairman of the Board of Prentiss Properties Trust, (filed as Exhibit 10.3 to our Form 10-Q, File No. 001-14516, filed on August 14, 2003).

10.33	Exchange Agreement, dated as of March 20, 2001, by and among Prentiss Properties Trust, Prentiss Properties Acquisition Partners, L.P. and Security Capital Preferred Growth Incorporated (filed as Exhibit 10.14 to our Form 10-K, filed on March 27, 2001, and incorporated herein by reference).

10.34	Registration Rights Agreement, dated as of March 20, 2001, by and among Prentiss Properties Trust and Security Capital Preferred Growth Incorporated (filed as Exhibit 10.15 to our Form 10-K, filed on March 27, 2001, and incorporated by reference herein).

10.35	Second Amendment and Restatement of the Agreement, dated March 22, 2002, among Prentiss Properties Acquisition Partners, L.P., as Borrower, Bank One, N.A., as Administrator, Bank of America, N.A., as Syndication Agent, Dresdner Bank, AG as Documentation Agent and each of the Lenders that are signatory therein (filed as Exhibit 10.1 to our Post-Effective Amendment No. 2 to Form S-3, File No. 333-49433, filed July 26, 2002 and incorporated by reference herein).

10.36	Credit Agreement, dated March 16, 2001, among Prentiss Properties Acquisition Partners, L.P., as Borrower, Commerzbank AG, New York Branch, as Administrative Agent, Sole Arranger and Sole Book Runner, Fleet National Bank, as Syndication Agent, LaSalle Bank National Association, as Documentation Agent and each of the Lenders named therein (filed as Exhibit 10.21 to our Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.37	First Amendment, dated as of November 28, 2000, to the Credit Agreement, dated September 30, 1999, among Prentiss Properties Acquisition Partners, L.P., as Borrower, Bank One, N.A., as Administrative Agent, Mellon Bank and Union Bank of California as co-documentation agents (filed as Exhibit 10.23 to our Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.38	Second Amended and Restated Credit Agreement, dated as of February 19, 2004, by and among Prentiss Properties Acquisition Partners, L.P., Bank One, NA, Bank of America, N.A., Dresdner Bank AG, Commerzbank AG, Societe Generale Southwest Agency and the lenders named therein (filed as Exhibit 10.38 to our Form 10-K, filed on March 15, 2004, File No. 001-14516).

10.39	Amended and Restated Credit Agreement, dated as of March 2, 2004, among Prentiss Properties Acquisition Partners, L.P. as Borrower, Eurohypo AG, New York Branch, as Sole Arranger and Sole Book Runner, Bank One, NA as Syndication Agent, and other Lenders as named therein.

10.40	Promissory Note, dated as of June 1, 1999, by and between Prentiss Properties Limited, Inc. and Christopher M. Hipps (filed as Exhibit 10.35 to our Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.41	Promissory Note, dated as of January 1, 2002, by and between Prentiss Properties Limited, Inc. and Daniel Cushing (filed as Exhibit 10.36 to our Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.42	Promissory Note, dated as of June 14, 2002, by and among Prentiss Properties Limited, Inc. and Daniel Cushing (filed as Exhibit 10.45 to our Form 10-K, filed March 28, 2003, File No. 001-14516, and incorporated by reference herein).

10.43	Purchase Agreement, dated February 25, 2002, by and among Prentiss Properties Trust, Prentiss Properties Acquisition Partners, L.P., Prentiss Properties I, Inc. and Salomon Smith Barney Inc. (filed as Exhibit 10.38 to our Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.44	Registration Rights Agreement, dated February 25, 2002, by and among Prentiss Properties Trust and Salomon Smith Barney Inc. (filed as Exhibit 10.39 to our Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.45	Sales Agreement by and between Prentiss Properties Trust and Brinson Patrick Securities Corporation, dated June 10, 2002 (filed as Exhibit 1.1 to our Post Effective Amendment No. 2 to Form S-3, File No. 333-49433, filed on July 26, 2002).

10.46	Amendment to Sales Agreement by and between Prentiss Properties Trust and Brinson Patrick Securities Corporation, dated May 5, 2004.

10.47	Sales Agreement by and between Prentiss Properties Trust and Brinson Patrick Securities Corporation, dated May 28, 2004 (filed as Exhibit 1.1 to our Form S-3, File No. 333-116034, filed on May 28, 2004).

10.48		Amended and Restated Limited Partnership Agreement of Prentiss Office Investors, L.P., dated January 29, 2004 (filed as Exhibit 10.50 to our Form 10-K, filed on March 15, 2004, File No. 001-14516).

10.49		Prentiss Properties Executive Choice Share Deferral Plan (filed as Exhibit 10.1 to our Form 10-Q, filed May 15, 2003, File No. 001-14516, and incorporated by reference herein).

10.50		Prentiss Properties Executive Choice Deferred Compensation Plan (filed as Exhibit 10.2 to our Form 10-Q, filed May 15, 2003, File No. 001-14516, and incorporated by reference herein).

10.51		Prentiss Properties Executive Choice Deferred Compensation Plan for Trustees (filed as Exhibit 10.3 to our Form 10-Q, filed May 15, 2003, File No. 001-14516, and incorporated by reference herein).

10.52		Prentiss Properties Executive Choice Share Deferral Plan for Trustees (filed as Exhibit 10.4 to our Form 10-Q, filed May 15, 2003, File No. 001-14516, and incorporated by reference herein).

10.53	*	Form of Indemnification Agreement entered into between Prentiss Properties Trust and Officers and Trustees of Prentiss Properties Trust.

31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRENTISS PROPERTIES TRUST

Date: November 5, 2004	By:	/s/ Scott W. Fordham
Scott W. Fordham Vice President and Chief Accounting Officer (Principal Accounting Officer and Duly Authorized Officer of the Company)