Form 10-K
period 2004-12-31
PRENTISS PROPERTIES TRUST/MD
filed 2005-03-15
CIK 1011699

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

As of June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,387,303,301.

As of March 14, 2005, the number of Common Shares of Beneficial Interest outstanding was 45,188,482 and the number of outstanding Participating Cumulative Redeemable Preferred Shares of Beneficial Interest, Series D, was 3,773,585.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference the Company’s Definitive Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held on May 11, 2005.

PRENTISS PROPERTIES TRUST

FORWARD-LOOKING STATEMENTS

This Form 10-K and the documents incorporated by reference into this Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project,” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management as well as assumptions made by us and information currently available to us. These forward-looking statements are subject to certain risks, uncertainties and assumptions, including risks, uncertainties and assumptions related to the following:

•	Our failure to qualify as a REIT under the Internal Revenue Code of 1986, as amended;	•	Competition in markets where we have properties;

•	Possible adverse changes in tax and environmental laws, as well as the impact of newly adopted accounting principles on our accounting policies and on period-to-period comparison of financial results;	•	Our dependence on key personnel whose continued service is not guaranteed;

•	Potential liability for uninsured losses and environmental contamination;	•	Changes in our investment, financing and borrowing policies without shareholder approval;

•	Our properties are illiquid assets;	•	The effect of shares available for future sale on the price of common shares;

•	Factors that could result in the poor operating performance of our properties including tenant defaults and increased costs such as taxes, insurance, utilities and casualty losses that exceed insurance limits;	•	Limited ability of shareholders to effect change of control;

•	Changes in market conditions including market interest rates and employment rates;	•	Conflicts of interest with management, our board of trustees and joint venture partners could impact business decisions;

•	Our incurrence of debt and use of variable rate and derivative financial instruments;	•	Our third-party property management, leasing, development and construction business and related services;

•	Our real estate acquisition, redevelopment, development and construction activities;	•	Risks associated with an increase in the frequency and scope of changes in state and local tax laws and increases in the number of state and local tax audits;

•	The geographic concentration of our properties;	•	Cost of compliance with the Americans with Disabilities Act and other similar laws related to our properties; and

•	Changes in market conditions including capitalization rates applied in real estate acquisitions;	•	Other risk factors identified herein;

If one or more of these risks or uncertainties materialize, or if any underlying assumption proves incorrect, actual results may vary materially from those anticipated, expected or projected. Such forward-looking statements reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. You should refer to the section entitled “Risk Factors” beginning on page 51 of this Form 10-K for a discussion of risk factors that could cause actual results to differ materially from those indicated by the forward-looking statements. You are cautioned not to place undue reliance on our forward-looking statements, which speak only as of the date of this Form 10-K or the date of any document incorporated by reference into this Form 10-K. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1. Business

Overview

We are a self-administered and self-managed Maryland REIT. We acquire, own, manage, lease, develop and build primarily office properties throughout the United States. We are self-administered in that we provide our own administrative services, such as accounting, tax and legal, internally through our own employees. We are self-managed in that we internally provide all the management and maintenance services that our properties require through employees, such as, property managers, leasing professionals and engineers. We operate principally through our operating partnership, Prentiss Properties Acquisition Partners, L.P. and its subsidiaries, and two management service companies, Prentiss Properties Resources, Inc. and its subsidiaries and Prentiss Properties Management, L.P. The ownership of the operating partnership was as follows at December 31, 2004:

2004 (units in thousands)	Common Units	%	Series D Convertible Preferred Units	%
Prentiss Properties Trust	45,063	97.12%	3,774	100.00%
Third Parties	1,335	2.88%	—	0.00%

Total	46,398	100.00%	3,774	100.00%

As of December 31, 2004, we owned interests in a diversified portfolio of 133 primarily suburban Class A office and suburban industrial properties as follows:

	Number of Buildings	Net Rentable Square Feet(1)
		(in millions)
Office properties	106	17.5
Industrial properties	27	2.2

Total	133	19.7

(1)	Includes 100% of the net rentable square feet of our wholly-owned, consolidated joint venture and unconsolidated joint venture properties, which totaled 17.2 million, 989,000 and 1.6 million, respectively. Our pro rata share of net rentable square feet totals 18.4 million and includes 504,000 and 669,000 from our consolidated and unconsolidated joint venture properties, respectively.

As of December 31, 2004, our properties were 88% leased to approximately 950 tenants. In addition to managing properties that we own, we manage approximately 9.8 million net rentable square feet in office, industrial and other properties for third parties.

Our primary business is the ownership and operation of office and industrial properties throughout the United States. Our organization which includes approximately 475 employees consists of a corporate office located in Dallas, Texas and five regional offices each of which operates under the guidance of a member of our senior management team. The following are the 10 markets in which our properties are located with the first market being the location of each regional office:

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

Recent Developments

On January 13, 2005, Prentiss Office Investors, L.P. completed a five-year interest rate swap agreement in a notional amount of $20.0 million. The interest rate swap effectively locks 30-day LIBOR at 4.00% on $20.0 million of our variable rate borrowings. The interest rate swap is effective February 1, 2005 and matures February 1, 2010.

On February 14, 2005, Prentiss Office Investors, L.P., which is owned 51% by our operating partnership and its affiliates and 49% by Stichting Pensioenfonds ABP, acquired from an unrelated third party, a two building office complex with approximately 197,000 net rentable square feet. The properties are located in Herndon, Virginia and were acquired for gross proceeds of $51.5 million. Each partner contributed their pro rata share of the purchase price to Prentiss Office Investors, L.P. for the acquisition. Amounts contributed from the operating partnership were funded with proceeds from our revolving credit facility.

On March 10, 2005, we entered into a Purchase Agreement pursuant to which a trust, which was formed by us on February 24, 2005 (the “Trust”), will issue $26,250,000 and $25,000,000 of trust preferred equity securities (the “Capital Securities”) to each of Taberna Preferred Funding I, Ltd. and Merrill Lynch International, respectively in a private placement pursuant to an applicable exemption from registration. The transactions contemplated by the Purchase Agreement will occur on or before March 15, 2005. The Capital Securities will mature on March 30, 2035 (all dates listed in this summary assume a closing date of March 15, 2005), but may be redeemed at our option beginning on March 30, 2010. The Capital Securities will require quarterly distributions by the Trust to the holders of the Capital Securities, at a variable rate which will reset quarterly at the LIBOR rate plus 1.25%. Distributions will be cumulative and will accrue from the date of original issuance but may be deferred by us for up to 20 consecutive quarterly periods.

The proceeds of the Capital Securities received by the Trust, along with proceeds of $1,586,000 received by the Trust from the issuance of common securities (the “Common Securities”) by the Trust to Prentiss Properties Limited, Inc., a company subsidiary, will be used to purchase $52,836,000 of junior subordinated notes (the “Notes”), to be issued by Prentiss Properties Acquisition Partners, L.P. pursuant to an indenture (the “Indenture”) to be entered into, as of the closing date provided above, between Prentiss Properties Acquisition Partners, L.P. and JPMorgan Chase Bank, N.A., as trustee.

The Notes will mature on March 30, 2035, but we may redeem the Notes, in whole or in part, beginning on March 30, 2010 in accordance with the provisions of the Indenture. The Notes bear a variable rate which will reset quarterly at the LIBOR rate plus 1.25%. Interest is cumulative and will accrue from the date of original issuance but may be deferred by us for up to 20 consecutive quarterly periods.

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

We invest opportunistically and pursue assets that are:

•	managed by us and owned by our existing management clients which become available for sale;

•	performing at a level believed to be substantially below potential due to identifiable management weaknesses or temporary market conditions;

•	encumbered by indebtedness that is in default or is not performing;

•	held or controlled by short-term owners (such as assets held by insurance companies and financial institutions under regulatory pressure to sell);

•	contain below market leases, which may be re-leased in the near term to improve cash flow;

•	have good long-term growth prospect; or

•	are consistent with our product and market strategies.

We believe that we are particularly well-positioned to acquire properties because of our:

•	presence in and knowledge of our 10 markets across the United States;

•	a diversified base of approximately 950 tenants;

•	existing relationships with 23 different third-party management clients;

•	access to capital as a public company, including our revolving credit facility;

•	reputation as a buyer with the ability to execute complicated transactions;

•	fully-integrated operations which allow rapid response to opportunities;

•	UPREIT structure, whereby sellers may contribute properties in exchange for units in our operating partnership in a tax deferred transaction; and

•	relationships with real estate brokers, institutional owners, and third-party management clients, which often allow preferential access to opportunities.

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

During the year ended December 31, 2004, we acquired, from unrelated third parties, 8 office buildings totaling approximately 2.3 million net rentable square feet. The following table sets forth the segment, market, month of acquisition, number of buildings, net rentable square feet and acquisition price of the buildings acquired. See “Item 2. Properties” for additional information relating to our properties.

Acquired Properties	Segment	Market	Month of Acquisition	Number of Buildings	Net Rentable Square Feet(1) (in thousands)	Acquisition Price(2) (in millions)
Cityplace Center	Southwest	Dallas/Ft. Worth	April 2004	1	1,296	$123.3
The Bluffs(3)	Southern Calif.	San Diego	May 2004	1	69	17.7
5500 Great America Parkway	Northern Calif.	Silicon Valley	May 2004	3	306	34.8
2101 Webster	Northern Calif.	Oakland	Oct. 2004	1	459	65.7
Lakeside Point I & II(3)	Midwest	Chicago	Oct. 2004	2	198	32.6

				8	2,328	$274.1

(1)	Net rentable square feet defines the area of a property for which a tenant is required to pay rent, which includes the actual rentable area plus a portion of the common areas of the property allocated to a tenant.

(2)	Acquisitions were funded with proceeds from our revolving credit facility, debt assumption, property sales and proceeds generated from the sale of common shares.
(3)	Acquisitions were acquired by Prentiss Office Investors, L.P. Prentiss Office Investors, L.P. is owned 51% by our operating partnership and 49% by Stichting Pensioenfonds ABP, an unrelated third party. The net rentable square feet and acquisition price is presented at 100%. Each partner contributed their pro rata share of the purchase price of each property to Prentiss Office Investors, L.P. prior to acquisition.

On July 15, 2004, we acquired from an unrelated third party, approximately 7.7 acres of land in Del Mar, California for gross consideration of $15.1 million. The acquisition was funded with proceeds from our revolving credit facility.

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

During the year ended December 31, 2004, we began construction of a two building, 158,000 net rentable square foot Class A office project located in Del Mar, California. The project which is currently 50% pre-leased is expected to be completed in July 2005 for an estimated project cost of approximately $48.1 million. The project is owned by Prentiss/Collins Del Mar Heights, LLC, a consolidated joint venture which is owned 70% by our operating partnership and 30% by Collins Corporate Center, LLC, an unrelated third party.

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

We strive to achieve reductions in operating costs by performing many functions, e.g., engineering, tax and legal, in-house instead of hiring third parties and by employing both internal and external benchmarking and best practices methodologies. Our benchmarking program compares operating costs and efficiencies of each property with other office and industrial properties. Under the program, we conduct periodic evaluations of key performance indicators at each building and compare the results to a variety of benchmarks, e.g., specific buildings, portfolios, regions and the industry. Our best practices methodology involves continuously analyzing benchmarking data, investigating properties that perform better than the norm and regularly disseminating and sharing information with respect to the best practices employed at the better performing properties throughout our management system. By employing these methodologies, we believe that we can continue to capitalize on opportunities to reduce operating costs and operate the properties more efficiently and effectively.

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

Third-Party Management

At December 31, 2004, we, through our subsidiaries, managed or performed property-related services for 158 office, industrial and other properties owned by 23 third-party management clients. These properties are located throughout the United States and contain approximately 9.8 million net rentable square feet.

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

Competition

We operate in five regions: Mid-Atlantic, Midwest, Southwest, Northern California and Southern California and compete with many local, regional and national competitors in the office and industrial sectors. These five regions comprise 10 markets nationwide. The markets in which we operate are not dominated by any one owner or by us. In each market we compete on a number of factors including rental rates, tenant concessions, quality and location of buildings, quality of property management, and other economic and non-economic factors. Our competitors may have greater financial resources than are available to us and/or they may be willing to rent space at lower rental rates or provide greater leasing concessions. Our major competitors in each region include the following companies:

Segment	Competitors
Mid-Atlantic	Boston Properties, CarrAmerica Realty Corp., Corporate Office Properties Trust, Equity Office Properties, Trizec Properties, Inc., Vornado Realty Trust

Midwest	CarrAmerica Realty Corp., Duke Realty Corp., Equity Office Properties, Hines, John Buck Co., Marvin Herb, Tishman Speyer, Transwestern, Trizec Properties, Inc.

Southwest	CarrAmerica Realty Corp., Crescent Real Estate Equities, Equity Office Properties, Lincoln Property Co., Trammell Crow Co., Trizec Properties, Inc.

Northern California	Boston Properties, CarrAmerica Realty Corp., Equity Office Properties, RREEF, Shorenstein Co.

Southern California	Arden Realty, CarrAmerica Realty Corp., Equity Office Properties, Kilroy Realty Corp., Lowe Enterprises, RREEF

Corporate Governance

We have implemented the following corporate governance initiatives to address certain legal requirements promulgated under the Sarbanes-Oxley Act of 2002, as well as the New York Stock Exchange corporate governance listing standards:

•	Our board of trustees determined that Ronald G. Steinhart, Dr. Leonard M. Riggs, Jr. and Barry J.C. Parker each qualify as an “audit committee financial expert” as such term is defined under Item 401 of Regulation S-K. Our board of trustees has also made an affirmative determination that each of Messrs. Steinhart, Riggs and Parker is “independent” as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act;

•	Our audit committee established “Audit Committee Complaint Procedures” for the receipt, retention and treatment of complaints regarding accounting, internal accounting control or auditing matters, including the anonymous submission by employees of concerns regarding questionable accounting or auditing matters.

•	Our board of trustees updated our Code of Conduct to comply with the Sarbanes-Oxley Act of 2002 and the listing standards of the New York Stock Exchange. Our Code of Conduct governs business decisions made and actions taken by our trustees, officers and employees. A copy of this Code is available on our website at http://www.prentissproperties.com and we will disclose on this website any amendment to or wavier of any provision of the Code applicable to our trustees and executive officers that would otherwise be required to be disclosed under the rules of the SEC or the New York Stock Exchange. A copy of the Code is also available in print to any shareholder upon written request addressed to Investor Relations, Prentiss Properties Trust, 3890 West Northwest Highway, Suite 400, Dallas, Texas 75220.

•	Our board of trustees established an Ethics Hotline that employees may use to anonymously report possible violations of the Code of Conduct, including concerns regarding questionable accounting, internal accounting controls or auditing matters.

•	Our board of trustees has established and adopted charters for each of its Audit, Compensation and Nominating and Corporate Governance Committees. Each committee is comprised of three (3) independent trustees. A copy of each of these charters is available on our website at http://www.prentissproperties.com and is available in print to any shareholder upon written request addressed to Investor Relations, Prentiss Properties Trust, 3890 West Northwest Highway, Suite 400, Dallas, Texas 75220.

•	Our board of trustees has adopted Corporate Governance Guidelines, a copy of which is available on our website at http://www.prentissproperties.com and is available in print to any shareholder upon written request addressed to Investor Relations, Prentiss Properties Trust, 3890 West Northwest Highway, Suite 400, Dallas, Texas 75220.

Available Information

We file annual, quarterly and special reports, proxy statements and other information with the SEC. You may read and copy any document we file at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. Our SEC filings are also available to the public at the SEC’s web site at http://www.sec.gov. No information from this web page is incorporated by reference herein. Our web site is http://www.prentissproperties.com. You may also obtain copies of our annual, quarterly and current reports, proxy statements, Code of Conduct, the Charters of our Audit, Compensation, and Nominating and Corporate Governance Committees of our board of trustees and certain other information filed with the SEC, as well as amendments thereto, free of charge from our web site. These documents are posted to our web site as soon as reasonably practicable after we have filed or furnished these documents to the SEC.

Item 2. Properties

At December 31, 2004, we owned interests in 133 properties totaling 19.7 million net rentable square feet with no individual property representing either 10% or more of our total assets at December 31, 2004 or gross revenues for the year ended December 31, 2004. The properties consist of 106 office properties comprising approximately 17.5 million net rentable square feet and 27 industrial properties comprising approximately 2.2 million net rentable square feet. As of December 31, 2004, all of these properties are wholly-owned by us (through our subsidiaries), except the following:

(1)	2291 Wood Oak Drive, Corporate Lakes III, Camino West Corporate Park, Carlsbad Airport Plaza, La Place Court, Pacific Ridge Corporate Centre, Pacific View Plaza, The Bluffs and Lakeside Point I & II, which are owned by Prentiss Office Investors, L.P., a joint venture, in which we own a 51% controlling interest and consolidate with and into the accounts of our operating partnership;

(2)	the Broadmoor Austin properties, which are held pursuant to a 100% leasehold interest by Broadmoor Austin Associates, a joint venture, in which we own a 50% non-controlling interest and account for using the equity method of accounting;

(3)	the 1676 International Drive and 8260 Greensboro properties, which are owned by Tysons International Partners, a joint venture, in which we own a 25% non-controlling interest and account for using the equity method of accounting;

(4)	One Northwestern Plaza, a property in which we own a 100% leasehold interest and consolidate with and into the accounts of our operating partnership; and

(5)	6600 Rockledge Drive, a property in which we own a 98.9% leasehold interest and consolidate with and into the accounts of our operating partnership.

The following table presents specific information about our consolidated properties as of December 31, 2004:

Property Name	Building Type	Market	Year(s) Built/ Renovated	Number of Buildings	Net Rentable Square Feet(2)	Total Base Rent for Year Ended 12/31/04(3)	Percent Leased As of 12/31/04
					(in thousands)	(in thousands)
2291 Wood Oak Drive (1)	Office	Metro. Wash., DC	1999	1	228	$4,728	100
2411 Dulles Corner Road	Office	Metro. Wash., DC	1990	1	177	4,703	96
3130 Fairview Park Drive	Office	Metro. Wash., DC	1999	1	183	5,654	100
3141 Fairview Park Drive	Office	Metro. Wash., DC	1988	1	192	3,430	92
4401 Fair Lakes Court	Office	Metro. Wash., DC	1988	1	59	1,343	95
6600 Rockledge Drive	Office	Metro. Wash., DC	1981	1	156	4,712	100
7101 Wisconsin Avenue	Office	Metro. Wash., DC	1975	1	237	3,737	60
8521 Leesburg Pike	Office	Metro. Wash., DC	1984	1	151	1,246	89
12601 Fair Lakes Circle	Office	Metro. Wash., DC	1995	1	264	4,992	100
13825 Sunrise Valley Drive	Office	Metro. Wash., DC	1989	1	106	2,759	98
Calverton Office Park	Office	Metro. Wash., DC	1981-1987	3	307	5,281	52
Campus Point	Office	Metro. Wash., DC	1985	1	172	2,985	100
Fairmont Building	Office	Metro, Wash., DC	1964/1997	1	124	2,695	93
Greenwood Center	Office	Metro. Wash., DC	1985	1	150	3,555	100
Oakwood Center	Office	Metro, Wash., DC	1982	1	128	2,824	98
Park West at Dulles Corner	Office	Metro, Wash., DC	1997	1	152	4,184	100
Plaza 1900	Office	Metro, Wash., DC	1989	1	203	5,011	100
Research Office Center I-III	Office	Metro. Wash., DC	1986-2000	3	439	10,098	87
Willow Oaks I-III	Office	Metro. Wash., DC	1986-2002	3	569	8,387	79

Total Mid-Atlantic Region				25	3,997	82,324

123 North Wacker Drive	Office	Chicago	1986	1	541	9,232	92
410 Warrenville Road	Office	Chicago	1999	1	60	798	100
701 Warrenville Road	Office	Chicago	1988	1	67	1,165	93
1717 Deerfield Road	Office	Chicago	1985	1	141	1,403	100
Bannockburn Centre	Office	Chicago	1999	1	257	4,745	100
Corporate Lakes III (1)	Office	Chicago	1990	1	124	1,985	100
Corporetum Office Campus	Office	Chicago	1984-1987	5	322	1,876	84
Lakeside Point I & II (1)	Office	Chicago	1990/1998	2	198	520	100
O’Hare Plaza II	Office	Chicago	1986	1	236	4,632	71
One O’Hare Centre	Office	Chicago	1984	1	380	3,654	74
Salton	Office	Chicago	2001	1	59	1,132	100
Chicago Industrial	Industrial	Chicago	1987-1988	4	682	2,339	82
One Northwestern Plaza	Office	Sub. Detroit	1989	1	242	3,265	89

Total Midwest Region				21	3,309	36,746

Barton Skyway I-IV	Office	Austin	1999-2002	4	787	14,111	97
Cielo Center	Office	Austin	1984	3	271	4,192	90
Spyglass Point	Office	Austin	1999	1	59	949	100
Bachman East & West	Office	Dallas/Fort Worth	1986	2	196	3,189	90
Burnett Plaza	Office	Dallas/Fort Worth	1983	1	1,025	16,066	96
Cityplace Center	Office	Dallas/Fort Worth	1988	1	1,296	12,295	87
Cottonwood Office Center	Office	Dallas/Fort Worth	1986	3	165	1,417	90
IBM Call Center	Office	Dallas/Fort Worth	1998	1	150	2,232	100
Lakeview Center	Office	Dallas/Fort Worth	2000	1	101	1,451	100
Millennium Center	Office	Dallas/Fort Worth	1999	1	99	901	0
Park West C2	Office	Dallas/Fort Worth	1989	1	349	7,665	85
Park West C3	Office	Dallas/Fort Worth	1985	1	339	4,776	79
Park West E1	Office	Dallas/Fort Worth	1982	1	183	3,183	100
Park West E2	Office	Dallas/Fort Worth	1985	1	201	1,767	10
Walnut Glen Tower	Office	Dallas/Fort Worth	1985	1	464	8,186	95
WestPoint Office Building	Office	Dallas/Fort Worth	1998	1	150	2,508	91
Carrara Place	Office	Denver	1982	1	234	2,978	89

Property Name	Building Type	Market	Year(s) Built/ Renovated	Number of Buildings	Net Rentable Square Feet(2)	Total Base Rent for Year Ended 12/31/04(3)	Percent Leased As of 12/31/04
					(in thousands)	(in thousands)
Highland Court	Office	Denver	1986	1	93	1,328	84
Orchard Place I & II	Office	Denver	1980	2	105	2,052	94
PacifiCare Building	Office	Denver	1983	1	198	2,584	79
Panorama Point	Office	Denver	1983	1	79	781	82

Total Southwest Region				30	6,544	94,611

2101 Webster	Office	Oakland	1985	1	459	2,228	78
Lake Merritt Tower I	Office	Oakland	1990	1	204	5,595	95
The Ordway	Office	Oakland	1970	1	531	15,202	99
World Savings Center	Office	Oakland	1985	1	272	6,852	99
5500 Great America Parkway	Office	Silicon Valley	1999	3	306	27	72

Total Northern California Region				7	1,772	29,904

Los Angeles Industrial	Industrial	Los Angeles	1973-1983	18	1,253	7,081	88
Camino West Corporate Park (1)	Office	San Diego	1991	1	54	1,007	93
Carlsbad Airport Plaza (1)	Office	San Diego	1987	1	62	1,277	94
Carlsbad Pacifica	Office	San Diego	1986	1	49	1,176	69
Carlsbad Pacific Center I-III	Office	San Diego	1986-2002	3	130	3,155	93
Del Mar Gateway	Office	San Diego	2001	1	164	5,207	100
Executive Center Del Mar	Office	San Diego	1998	2	113	3,176	83
La Place Court (1)	Office	San Diego	1988	2	81	1,577	90
Pacific Ridge Corporate Centre (1)	Office	San Diego	1999	2	121	2,772	92
Pacific View Plaza (1)	Office	San Diego	1986	1	52	1,230	96
Plaza I & II	Office	San Diego	1988-1989	2	89	2,027	89
The Bluffs (1)	Office	San Diego	2002	1	69	957	91
The Campus	Office	San Diego	1988	1	45	959	93
San Diego Industrial	Industrial	San Diego	1985-1988	5	268	3,452	100

Total Southern California Region				41	2,550	35,053

Total Consolidated Properties				124	18,172	$278,638

(1)	Property or properties owned by Prentiss Office Investors, L.P., of which we own a 51% controlling interest. Net rentable square feet and total base rent is presented at 100%.
(2)	Net rentable square feet defines the area of a property for which a tenant is required to pay rent, which includes the actual rentable area plus a portion of the common areas of the property allocated to a tenant.
(3)	Total base rent for the year ended December 31, 2004 includes the fixed rental amount due for the year ended December 31, 2004 under contractual lease obligations, which excludes (1) lease termination payments; (2) parking rent; (3) future contractual or contingent rent escalations; and (4) additional rent payable by tenants for items such as common area maintenance, real estate taxes and other expense reimbursements.

The following table presents specific information about our unconsolidated properties as of December 31, 2004:

Property Name	Building Type	Market	Year(s) Built/ Renovated	Number of Buildings	Net Rentable Square Feet(3)	Total Base Rent for Year Ended 12/31/04(4)	Percent Leased As of 12/31/04
					(in thousands)	(in thousands)
1676 International Drive(1)	Office	Metro. Wash., DC	1999	1	295	$8,544	100
8260 Greensboro(1)	Office	Metro. Wash., DC	1980	1	156	2,309	70

Total Mid-Atlantic Regions				2	451	10,853

Broadmoor Austin(2)	Office	Austin	1991	7	1,112	20,359	100

Total Southwest Region				7	1,112	20,359

Total Unconsolidated Properties				9	1,563	$31,212

Total Properties				133	19,735	$309,850

(1)	Properties owned by Tysons International Partners of which we own a 25% non-controlling interest. Net rentable square feet and total base rent is presented at 100%.
(2)	Properties owned by Broadmoor Austin Associates of which we own a 50% non-controlling interest. Net rentable square feet and total base rent is presented at 100%.
(3)	Net rentable square feet defines the area of a property for which a tenant is required to pay rent, which includes the actual rentable area plus a portion of the common areas of the property allocated to a tenant.
(4)	Total base rent for the year ended December 31, 2004 includes the fixed rental amount due for the year ended December 31, 2004 under contractual lease obligations, which excludes (1) lease termination payments; (2) parking rent; (3) future contractual or contingent rent escalations; and (4) additional rent payable by tenants for items such as common area maintenance, real estate taxes and other expense reimbursements.

At December 31, 2004, we had $785.7 million and $191.1 million of mortgages on our consolidated and unconsolidated properties, respectively. Our pro rata share of the combined debt for both consolidated and unconsolidated properties totals $807.0 million representing 66.5% of our total pro rata outstanding indebtedness. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for a discussion of mortgage debt related to our properties.

Our properties are leased to local, national and foreign companies engaged in a variety of businesses including, but not limited to, computer systems design, management, scientific, insurance, broadcasting and telecommunications, legal services, and information services. As of December 31, 2004, we had approximately 950 tenants, with our largest 20 tenant’s representing 32% of our total net rentable square feet leased and 37% of base rental revenue of our wholly-owned plus our pro rata share of both consolidated and unconsolidated joint venture properties as follows:

	Tenant	Square Feet Leased (000’s)	Percentage of Company Leased Sq. Ft.	Annualized Base Rental Revenue (000’s)
1	International Business Machines	973	6%	$18,576
2	Kaiser Foundation Health Plan	382	2%	$11,848
3	7-11, Inc.	504	3%	$9,425
4	Northrop Grumman Corporation	267	2%	$7,247
5	General Services Administration – U.S. Govt.	301	2%	$5,786
6	AT & T	205	1%	$5,328
7	CGI Group, Inc.	264	2%	$5,008
8	R.R. Donnelley	257	2%	$4,872
9	Aspen Systems Corporation	208	1%	$4,625
10	Burlington Resources	199	1%	$4,266
11	Perot Systems	161	1%	$4,253
12	Americredit	238	1%	$4,165
13	World Savings & Loan	157	1%	$4,056
14	Brandes Investments	128	1%	$4,000
15	National Union Fire Insurance (AIG)	193	1%	$3,915
16	Thomson Corporation	210	1%	$3,671
17	HMS Host	102	1%	$3,365
18	Host Celanese	185	1%	$3,337
19	Verizon Communications	182	1%	$3,209
20	The Lewin Group	103	1%	$3,179

	Total % of portfolio leased square feet			32%
	Total % of portfolio base rental revenue			37%

Approximately 64% of our total leased rentable square footage is under full service gross leases under which tenants typically pay for all real estate taxes and operating expenses above those for an established base year or expense stop. Our remaining square footage is under triple net and modified gross leases. Triple net and modified gross leases are those where tenants pay not only base rent, but also some or all real estate taxes and operating expenses of the leased property. Tenants generally reimburse us the full direct cost, without regard to a base year or expense stop, for use of lighting, heating and air conditioning during non-business hours, and for on-site monthly employee and visitor parking. We are generally responsible for structural repairs. Our in-place leases have terms, on average, ranging from five to seven years in length.

The following table sets forth a 10-year schedule of the lease expirations for leases in place at our properties as of December 31, 2004. The square feet and annualized base rent represents our wholly-owned properties plus our pro rata share of both consolidated and unconsolidated joint venture properties.

Office Properties(1)	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	Thereafter
Mid-Atlantic Region
Square Feet Expiring (000’s)	309	647	608	299	538	197	495	111	9	164	139
Square Feet as a % of NRA	8%	16%	15%	7%	13%	5%	12%	3%	0%	4%	3%
Annualized Base Rent in Expiring Year (000’s)	$8,249	$16,730	$15,100	$8,256	$14,772	$5,220	$11,849	$3,534	$232	$4,641	$4,310
Annualized Base Rent PSF in Expiring Year	$26.70	$25.86	$24.84	$27.61	$27.46	$26.50	$23.94	$31.84	$25.78	$28.30	$31.01
Number of Leases Expiring	39	40	35	18	38	12	12	3	2	5	4

Midwest Region
Square Feet Expiring (000’s)	116	197	137	191	181	144	405	203	236	61	301
Square Feet as a % of NRA	5%	8%	6%	8%	7%	6%	16%	8%	10%	2%	12%
Annualized Base Rent in Expiring Year (000’s)	$2,226	$4,326	$3,349	$3,354	$3,663	$2,848	$9,896	$4,612	$5,107	$1,369	$6,345
Annualized Base Rent PSF in Expiring Year	$19.19	$21.96	$24.45	$17.56	$20.24	$19.78	$24.43	$22.72	$21.64	$22.44	$21.08
Number of Leases Expiring	28	23	23	19	24	9	10	9	9	9	8

Southwest Region
Square Feet Expiring (000’s)	527	610	1,049	470	892	380	1,098	143	650	109	323
Square Feet as a % of NRA	7%	9%	15%	7%	13%	5%	15%	2%	9%	2%	5%
Annualized Base Rent in Expiring Year (000’s)	$9,423	$12,350	$19,827	$7,701	$18,381	$7,018	$22,512	$3,130	$11,922	$1,897	$5,475
Annualized Base Rent PSF in Expiring Year	$17.88	$20.25	$18.90	$16.39	$20.61	$18.47	$20.50	$21.89	$18.34	$17.40	$16.95
Number of Leases Expiring	54	39	45	47	44	16	13	5	9	4	3

Northern California Region
Square Feet Expiring (000’s)	106	101	231	205	216	81	335	55	0	220	16
Square Feet as a % of NRA	6%	6%	13%	12%	12%	5%	19%	3%	0%	12%	1%
Annualized Base Rent in Expiring Year (000’s)	$3,453	$2,865	$6,670	$6,187	$6,195	$2,854	$11,025	$1,609	$0	$3,823	$541
Annualized Base Rent PSF in Expiring Year	$32.58	$28.37	$28.87	$30.18	$28.68	$35.23	$32.91	$29.95	$0.00	$17.38	$33.81
Number of Leases Expiring	32	15	21	11	17	3	2	2	0	1	1

Southern California Region
Square Feet Expiring (000’s)	126	111	117	87	95	51	128	1	12	14	0
Square Feet as a % of NRA	15%	14%	14%	11%	12%	6%	16%	0%	1%	2%	0%
Annualized Base Rent in Expiring Year (000’s)	$3,325	$2,810	$3,255	$2,424	$2,775	$1,775	$4,461	$58	$469	$497	$0
Annualized Base Rent PSF in Expiring Year	$26.39	$25.32	$27.82	$27.86	$29.21	$34.80	$34.85	$58.00	$39.08	$35.50	$0.00
Number of Leases Expiring	48	37	33	13	17	5	2	1	1	2	0

Office Properties	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	Thereafter
Total Office Properties
Square Feet Expiring (000’s)	1,184	1,666	2,142	1,252	1,922	853	2,461	513	907	568	779
Square Feet as a % of NRA	7%	10%	13%	8%	12%	5%	15%	3%	6%	4%	5%
Annualized Base Rent in Expiring Year (000’s)	$26,676	$39,081	$48,201	$27,922	$45,786	$19,715	$59,743	$12,943	$17,730	$12,227	$16,671
Annualized Base Rent PSF in Expiring Year	$22.53	$23.46	$22.50	$22.30	$23.82	$23.11	$24.28	$25.23	$19.55	$21.53	$21.40
Number of Leases Expiring	201	154	157	108	140	45	39	20	21	21	16

Industrial Properties(1)	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	Thereafter
Midwest Region
Square Feet Expiring (000’s)	13	202	28	267	50	0	0	0	0	0	0
Square Feet as a % of NRA	2%	30%	4%	39%	7%	0%	0%	0%	0%	0%	0%
Annualized Base Rent in Expiring Year (000’s)	$92	$711	$165	$988	$262	$0	$0	$0	$0	$0	$0
Annualized Base Rent PSF in Expiring Year	$7.08	$3.52	$5.89	$3.70	$5.24	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00
Number of Leases Expiring	1	2	2	1	1	0	0	0	0	0	0

Southern California Region
Square Feet Expiring (000’s)	306	144	429	184	290	22	0	0	0	0	0
Square Feet as a % of NRA	20%	9%	28%	12%	19%	1%	0%	0%	0%	0%	0%
Annualized Base Rent in Expiring Year (000’s)	$2,190	$1,957	$2,962	$1,403	$2,164	$172	$0	$0	$0	$0	$0
Annualized Base Rent PSF in Expiring Year	$7.16	$13.59	$6.90	$7.63	$7.46	$7.82	$0.00	$0.00	$0.00	$0.00	$0.00
Number of Leases Expiring	7	3	6	4	8	1	0	0	0	0	0

Total Industrial Properties
Square Feet Expiring (000’s)	319	346	457	451	340	22	0	0	0	0	0
Square Feet as a % of NRA	14%	16%	21%	20%	15%	1%	0%	0%	0%	0%	0%
Annualized Base Rent in Expiring Year (000’s)	$2,282	$2,668	$3,127	$2,391	$2,426	$172	$0	$0	$0	$0	$0
Annualized Base Rent PSF in Expiring Year	$7.15	$7.71	$6.84	$5.30	$7.14	$7.82	$0.00	$0.00	$0.00	$0.00	$0.00
Number of Leases Expiring	8	5	8	5	9	1	0	0	0	0	0

(1)	Net rentable square feet (NRA) defines the area of a property for which a tenant is required to pay rent, which includes the actual rentable area plus a portion of the common areas of the property allocated to a tenant.

Insurance

We have and will keep in force comprehensive insurance, including liability, fire, workers’ compensation, extended coverage, rental loss and, when available on reasonable commercial terms, flood, wind, earthquake and terrorism insurance, with policy specifications, limits, exclusions and deductibles customarily carried for similar properties. We currently maintain insurance to cover environmental conditions and business interruption if and when they occur. This policy covers both governmental and third-party claims associated with the covered environmental conditions. Our real property insurance policies exclude earthquake coverage for properties located within California. As a result, we maintain a separate $125 million blanket earthquake policy on the properties we own in Northern and Southern California. Our real property insurance policies exclude terrorism coverage. However, we maintain a separate $100 million blanket stand-alone terrorism policy on the properties we own. Certain types of losses, however, generally of a catastrophic nature, such as acts of war, are either uninsurable or the cost of obtaining insurance is so high that it is more prudent to accept the risk of loss. If more terrorists incidents occur, however, future insurance policies purchased by us may expressly exclude hostile acts, and it may then become economically unfeasible to obtain insurance covering terrorist attacks. In the event of such terrorist acts or other catastrophic losses, we would expect our insurance premiums to increase thereafter, which may have an adverse impact on our cash flow. We believe that our properties as of the date of this filing are adequately insured in accordance with industry standards.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our security holders during the fourth quarter of 2004 through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters

Market Information

Our common shares commenced trading on the NYSE on October 17, 1996 under the symbol “PP.” As of March 14, 2005, the last reported sales price per common share on the NYSE was $36.10 per common share. The following table sets forth the high and low sales price per common share reported on the NYSE as traded for the periods indicated.

Period	High	Low
2004
Fourth Quarter	39.87	34.79
Third Quarter	37.43	32.94
Second Quarter	37.31	29.25
First Quarter	36.92	32.41
2003
Fourth Quarter	32.99	29.58
Third Quarter	31.41	28.79
Second Quarter	30.09	26.85
First Quarter	28.28	25.27

Holders

At March 14, 2005, we had approximately 472 holders of record and approximately 13,001 beneficial owners of our common shares. The number of beneficial owners does not include beneficial owners for whom Cede & Co. or others act as nominee. As of March 14, 2005, all of our 3,773,585 Series D Preferred Shares, which are convertible into our common shares subject to certain limitations, were held by Security Capital Preferred Growth, Incorporated. In addition, the common units of limited partnership interest in the operating partnership, which are redeemable for common shares subject to limitations, were held by 19 entities or persons.

Dividends

We have adopted a policy of paying regular quarterly distributions on our common shares and cash distributions have been paid on our common shares with respect to each such period since our inception. The following table sets forth information regarding the declaration and payment of distributions by us in 2004 and 2003.

Period Which Distribution Relates	Distribution Record Date	Distribution Payment Date	Per Share Distribution Amount
2004
Fourth Quarter	12/27/04	1/7/05	$0.560
Third Quarter	9/30/04	10/08/04	$0.560
Second Quarter	6/30/04	7/09/04	$0.560
First Quarter	3/31/04	4/09/04	$0.560
2003
Fourth Quarter	12/26/03	1/9/04	$0.560
Third Quarter	9/30/03	10/10/03	$0.560
Second Quarter	6/30/03	7/11/03	$0.560
First Quarter	3/31/03	4/11/03	$0.560

For tax purposes, the foregoing distributions represent an approximate 45.8% and 36.3% return of capital in 2004 and 2003, respectively. In order to maintain our qualification as a REIT, we must make annual distributions to our shareholders of at least 90% of our taxable income, excluding net capital gains. During the years ended December 31, 2004 and 2003, we declared distributions totaling $2.24 per share. Under certain circumstances we may be required to make distributions in excess of cash available for distribution in order to meet such REIT distribution requirements. In such event, we presently would expect to borrow funds, or to sell assets for cash, to the extent necessary to obtain cash sufficient to make the distributions required to retain our qualification as a REIT for federal income tax purposes.

We declared a cash distribution for the first quarter of 2005 in the amount of $.56 per share, payable on April 8, 2005 to holders of record on March 31, 2005. We currently anticipate that we will maintain at least the current distribution rate for the immediate future, unless actual results of operations, economic conditions or other factors differ from our current expectations. Future distributions, if any, paid by us will be at the discretion of our board of trustees and will depend on our cash flow, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors as our board of trustees deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information, as of December 31, 2004, with respect to all compensation plans previously approved by our security holders, as well as equity compensation plans not previously approved by our security holders.

	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Far Left Column)
Equity compensation plans approved by security holders	647,251		$30.11		2,186,610
Equity compensation plans not approved by security holders	80,952	(1)		(1)		(1)
Total	728,203		$30.11		2,186,610

(1)	Pursuant to our Key Employee Share Option Plan, officers and other selected key employees of our operating partnership or Prentiss Properties Resources, Inc. and its subsidiaries who earn bonuses have the option of deferring the payment of such bonuses. Such deferred compensation may be used to purchase various mutual funds and/or our common shares. Pursuant to the participant’s election, we purchase shares on the open market and place them in a trust for the benefit of such participant. The trust may deliver to the participant shares or the fair market value of such shares beginning six months from the date they were placed in the trust. The purpose of the deferred compensation plan is to provide a vehicle for the payment of compensation otherwise payable to the participants, in a form that will provide incentives and rewards for meritorious performance and encourage the recipients’ continuance as our employees. During the 2000 plan year we provided a discount of 15% on the purchase price of our common shares purchased by participants in the plan. For the plan years thereafter, we did not provide for a discount on our common shares. As of December 31, 2004, the investments included 80,952 of our common shares purchased in the open market.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2004 – October 31, 2004	5,218	$36.10	—	997,200
November 1, 2004 – November 30, 2004	—	$—	—	—
December 1, 2004 – December 31, 2004	—	$—	—	—
Total	5,218	$36.10	—	997,200

(1)	During October 2004, we purchased 1,218 of our common shares pursuant to our Key Employee Share Option Plan and we received 4,000 of our common shares due to the forfeiture of stock grants. The purchases described in this footnote were not made pursuant to a publicly announced plan or program.
(2)	During 1998, our board of trustees authorized the repurchase of up to 2.0 million common shares in the open market or negotiated private transactions. On January 4, 2000, the board of trustees authorized a 1.5 million-share increase in the share repurchase program bringing the total authorization to 3.5 million common shares. On May 9, 2001, the board of trustees authorized an additional 1.0 million-share increase in the share repurchase program bringing the total authorization to 4.5 million shares. Since inception of the repurchase program, through December 31, 2004, we have purchased 3,502,800 common shares and pursuant to current authorization, we have the ability to repurchase an additional 997,200 in the future.

Item 6. Selected Financial Data

The following section sets forth our selected financial data. The following data should be read in conjunction with our historical Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.

The selected historical consolidated financial data has been derived from our audited financial statements and notes thereto.

Operating Data: (in thousands, except per share amounts)	Year Ended December 31,
	2004	2003	2002	2001	2000
Rental income	$356,825	$314,718	$307,487	$287,389	$288,728
Service business and other income	13,909	16,769	4,386	5,042	4,555

Total revenues	370,734	331,487	311,873	292,431	293,283

Property operating expenses and real estate taxes	131,087	111,857	110,354	95,997	98,252
General and administrative and personnel costs	11,803	10,988	10,361	10,396	9,790
Expenses of service business	9,998	10,513	—	—	—
Depreciation and amortization	92,315	72,483	61,944	52,804	53,592

Total operating expenses	245,203	205,841	182,659	159,197	161,634

Interest expense and amortization of financing costs	(70,380)	(69,516)	(66,300)	(63,804)	(70,050)
Merger termination fee, net	—	—	—	17,000	4,091

Income from continuing operations before equity in income of unconsolidated joint ventures, loss on securities, impairment and minority interests	55,151	56,130	62,914	86,430	65,690
Equity in income of unconsolidated joint ventures	2,429	2,555	3,154	3,131	3,843
Loss on investment in securities	(420)	—	—	—	(1,000)
Loss from impairment of mortgage loan	(2,900)	—	—	—	—
Impairment loss on real estate property	—	—	—	(4,765)	—
Minority interests(1)	(2,744)	(10,227)	(10,450)	(16,894)	(14,928)

Income from continuing operations	51,516	48,458	55,618	67,902	53,605

Income from discontinued operations	3,354	6,034	10,966	16,611	16,489
Gain/(loss) from disposition of discontinued operations	11,957	(4,457)	8,430	—	—
Loss from debt defeasance related to sale of real estate	(5,316)	—	—	—	—
Minority interests related to discontinued operations (1)	(310)	(53)	(733)	(707)	(730)

Discontinued operations	9,685	1,524	18,663	15,904	15,759

Income before gain on sale of properties	61,201	49,982	74,281	83,806	69,364

Gain on sale of properties including land and an interest in a real estate partnership	1,222	9,435	—	18,660	221

Net income	$62,423	$59,417	$74,281	$102,466	$69,585
Preferred dividends	(10,052)	(8,452)	(8,358)	(7,887)	(7,151)

Net income applicable to common shareholders	$52,371	$50,965	$65,923	$94,579	$62,434

Basic earnings per common share:
Income from continuing operations applicable to common shareholders	$0.96	$1.23	$1.23	$2.14	$1.29
Discontinued operations	$0.22	$0.04	$0.49	$0.43	$0.43

Net income applicable to common shareholders – basic	$1.18	$1.27	$1.72	$2.57	$1.72

Weighted average number of common shares outstanding – basic	44,330	40,068	38,409	36,736	36,273

Diluted earnings per common share:
Income from continuing operations applicable to common shareholders	$0.96	$1.23	$1.22	$2.12	$1.28
Discontinued operations	$0.22	$0.04	$0.49	$0.39	$0.43

Net income applicable to common shareholders – diluted	$1.18	$1.27	$1.71	$2.51	$1.71

Weighted average number of common shares and common share equivalents outstanding – diluted	44,529	40,270	38,649	40,849	36,515

Balance Sheet Data: (in thousands)	As of or For the Year Ended December 31,
	2004	2003	2002	2001	2000
Operating real estate, before accumulated depreciation	$2,130,364	$2,052,679	$1,932,028	$1,807,039	$1,869,694
Operating real estate, after accumulated depreciation	1,896,357	1,841,735	1,753,236	1,660,690	1,743,064
Cash and cash equivalents	8,586	5,945	5,080	5,845	5,452
Total assets	2,333,539	2,199,093	2,122,289	2,030,593	2,117,875
Mortgages and notes payable	1,191,911	1,029,035	1,011,027	907,734	1,007,800
Mandatorily redeemable preferred units	—	10,000	—	—	—
Total liabilities	1,329,168	1,162,229	1,141,731	1,024,607	1,132,858
Minority interest	60,782	124,623	136,325	186,186	178,753
Shareholders’ equity	943,589	912,241	844,233	819,800	806,264

Other Data: (in thousands)
Cash flow from operations	$158,249	$133,625	$160,611	$160,424	$161,961
Cash flow from investing	(79,004)	(142,304)	(160,505)	(52,854)	(173,211)
Cash flow from financing	(76,604)	9,544	(871)	(107,177)	3,389

Distributions declared per common share	$2.240	$2.240	$2.215	$2.090	$1.895
Funds from operations(2)	144,709	139,246	144,911	155,814	138,402

Property Data: (square feet in thousands)
Number of properties	133	137	137	146	181
Total net rentable square feet (3)	18,358	17,762	17,627	17,597	19,497
Leased%	88%	91%	93%	94%	96%

(1)	Represents limited partners’ interests in the operating partnership as well as limited partners’ interests in certain real estate partnerships.
(2)	Funds from operations is a widely recognized measure of REIT operating performance. Funds from operations is a non-GAAP financial measure and, as defined by the National Association of Real Estate Investment Trusts, means net income, computed in accordance with GAAP excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships, joint ventures and subsidiaries. We believe that funds from operations is helpful to investors and our management as a measure of our operating performance because it excludes depreciation and amortization, gains and losses from property dispositions, and extraordinary items, and, as a result, when compared year over year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, providing perspective not immediately apparent from net income. In addition, our management believes that funds from operations provides useful information to the investment community about our financial performance when compared to other REITs since funds from operations is generally recognized as the industry standard for reporting the operating performance of REITs. However, our funds from operations may not be comparable to funds from operations reported by other REITs that do not define funds from operations exactly as we do. We believe that in order to facilitate a clear understanding of our operating results, funds from operations should be examined in conjunction with net income as presented in our consolidated financial statements and notes thereto included elsewhere in this Form 10-K. We believe that net income is the most directly comparable GAAP financial measure to funds from operations. Funds from operations does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income as an indication of our performance or to cash flows as a measure of liquidity or our ability to make distributions. Funds from operations does not reflect either depreciation and amortization costs or the level of capital expenditures and leasing costs necessary to maintain the operating performance of our properties, which are significant economic costs that could materially impact our results of operations. The following is a reconciliation of net income to funds from operations:

Funds from operations (in thousands)	Year Ended December 31,
	2004	2003	2002	2001	2000
Net income	$62,423	$59,417	$74,281	$102,466	$69,585
Adjustments:
Real estate depreciation and amortization(A)	95,429	79,972	73,368	64,190	63,328
Minority interest share of depreciation and amortization	(4,682)	—	—	—	—
Real estate depreciation and amortization of unconsolidated joint ventures	2,985	2,960	3,103	3,550	2,816
Minority interests(B)	1,733	1,875	2,589	4,268	2,894
Gain on sale of real estate	(13,179)	(4,978)	(8,430)	(18,660)	(221)

Funds from operations (C)(D)	$144,709	$139,246	$144,911	$155,814	$138,402

(A)	Includes real estate depreciation and amortization included in continuing operations and real estate depreciation and amortization included in discontinued operations.
(B)	Represents the minority interests applicable to the common unit holders of the operating partnership.
(C)	Funds from operations for the years ended December 31, 2001 and 2000 includes merger termination fees of $17.0 million and $4.1 million, respectively. The fees are not considered extraordinary items under generally accepted accounting principles, and therefore have not been deducted from net income in deriving our funds from operations.
(D)	Impairment losses and debt defeasance related to real estate are not added back in our reconciliation of net income to funds from operations; therefore, for periods in which impairment losses or debt defeasance are recognized, funds from operations is negatively impacted. We recognized impairment losses on real estate of $1.8 million and $2.9 million during the years ended December 31, 2003 and 2002, respectively. We recognized impairment loss on a mortgage loan of $2.9 million for the year ended December 31, 2004. We recognized debt defeasance of $5.3 million during the year ended December 31, 2004. The impairment losses totaling $1.8 million and $2.9 million for the years ended December 31, 2003 and 2002 respectively are included in the line item “income from discontinued operations” in our consolidated statements of income.
(3)	Total net rentable square feet represents 100% of our wholly-owned properties plus our pro rata share of our consolidated and unconsolidated joint venture properties.

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

As of December 31, 2004, we owned interests in a diversified portfolio of 133 primarily suburban Class A office and suburban industrial properties as follows:

	Number of Buildings	Net Rentable Square Feet (1)
		(in millions)
Office properties	106	17.5
Industrial properties	27	2.2

Total	133	19.7

(1)	Includes 100% of the net rentable square feet of our wholly-owned, consolidated joint venture and unconsolidated joint venture properties, which totaled 17.2 million, 989,000 and 1.6 million respectively. Our pro rata share of net rentable square feet totals 18.4 million and includes 504,000 and 669,000 from our consolidated and unconsolidated joint venture properties, respectively.

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

Our industry’s performance is generally predicated on a sustained pattern of job growth. In 2004, while the overall United States economy began to demonstrate economic growth, there were few indications that the economy was creating jobs at a pace sufficient to generate significant increases in demand for our office space. We continued to operate in a period of weak fundamentals, evidenced by relatively high vacancy and correspondingly lower rental rates.

As a result of the recent weak economic climate, the office real estate markets have been materially impacted by higher vacancy rates. In 2003, vacancy rates appeared to peak in many of our markets and some positive net absorption of space started to occur. During 2004, all of our markets, with the exception of Downtown Chicago, experienced positive net absorption of space. In addition, the overall vacancy rates are down as compared to 2003. Although there is a slight improvement in the economic climate, we do not expect any material improvement in the leasing conditions for 2005. In the face of challenging market conditions, we have followed a disciplined approach to managing our operations. We are constantly reviewing our portfolio and the markets in which we operate to identify potential asset acquisitions, opportunities for development and where we believe significant value can be found, asset dispositions.

The occupancy in our portfolio of operating properties decreased to 88% at December 31, 2004 compared to 91% at December 31, 2003 and 93% at December 31, 2002. Market rental rates have declined in each of our markets from peak levels and there may be additional declines in 2005. Rental rates on our office space that was re-leased in 2004 and 2003 decreased an average of 8% and 9%, respectively, in comparison to rates that were in effect under expiring leases.

Our organization consists of a corporate office located in Dallas, Texas and five regional offices each of which operates under the guidance of a member of our senior management team. The following table presents regional revenues for the year ended December 31, 2004, and the markets in which our properties are located within each region. The first market represents the location of each regional office.

Region	Revenues	Market
	(in thousands)
Mid-Atlantic	$97,586	Metropolitan Washington, DC
Midwest	60,114	Chicago, Suburban Detroit
Southwest	130,831	Dallas/Fort Worth, Austin, Denver
Northern California	39,485	Oakland, Silicon Valley
Southern California	40,474	San Diego, Los Angeles

Total	$368,490

In addition to the $368.5 million of regional revenues, during the year ended December 31, 2004, we recognized $2.2 million of revenue consisting of reimbursements from employees for their share of health care related costs of $515,000, interest income of $523,000 representing the portion not allocated to our regions and the balance of $1.1 million relating primarily to income derived from services performed for third parties not allocated to our regions.

At December 31, 2004, our pro rata share of in-place leases totaled 16.2 million square feet, or 88% of the net rentable square feet of our properties. Our leases range in term from 1 month to 17 years with an average term of 5 to 7 years. The 16.2 million square feet of in-place leases expire as follows:

	Square Feet Expiring
	(in thousands)
2005	1,503	9.3%
2006	2,012	12.4%
2007	2,599	16.1%
2008	1,703	10.5%
2009	2,262	14.0%
Thereafter	6,103	37.7%

	16,182	100.0%

If one or more tenants fail to pay their rent due to bankruptcy, weakened financial condition or otherwise, our income, cash flow and ability to make distributions would be negatively impacted. At any time, a tenant may seek the protection of the bankruptcy laws, which could result in delays in rental payments or in the rejection and termination of such tenant leases.

2004 Real Estate Transactions

Joint Venture Arrangement

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

Pursuant to a joint venture agreement, effective February 1, 2004, Stichting Pensioenfonds ABP, a Netherlands based pension fund and unrelated third party, acquired a 49% limited partnership interest in Prentiss Office Investors, L.P. for proceeds totaling $68.9 million. As a result of the transaction, we recorded a gain on sale of $1.2 million. The joint venture is consolidated with and into the accounts of the operating partnership. Proceeds from the transaction were used to repay a portion of the outstanding borrowings under our revolving credit facility.

Acquisitions

During the year ended December 31, 2004, we acquired, from unrelated third parties, 8 office buildings totaling approximately 2.3 million net rentable square feet as detailed below:

Acquired Properties	Segment	Market	Month of Acquisition	Number of Buildings	Net Rentable Square Feet(1) (in thousands)	Acquisition Price(2) (in millions)
Cityplace Center	Southwest	Dallas/Ft. Worth	April 2004	1	1,296	$123.3
The Bluffs(3)	Southern Calif.	San Diego	May 2004	1	69	17.7
5500 Great America Parkway	Northern Calif.	Silicon Valley	May 2004	3	306	34.8
2101 Webster	Northern Calif.	Oakland	Oct. 2004	1	459	65.7
Lakeside I & II(3)	Midwest	Chicago	Oct. 2004	2	198	32.6

				8	2,328	$274.1

(1)	Net rentable square feet defines the area of a property for which a tenant is required to pay rent, which includes the actual rentable area plus a portion of the common areas of the property allocated to a tenant.
(2)	Acquisitions were funded with proceeds from our revolving credit facility, debt assumption, property sales and proceeds generated from the sale of common shares.
(3)	Acquisitions were acquired by Prentiss Office Investors, L.P., the joint venture described above. The net rentable square feet and acquisition price is presented at 100%. Each partner contributed their pro rata share of the purchase price of each property to Prentiss Office Investors, L.P. prior to acquisition.

On July 15, 2004, we acquired from an unrelated third party, approximately 7.7 acres of land in Del Mar, California for gross consideration of $15.1 million. The acquisition was funded with proceeds from our revolving credit facility. The land is unrelated to our development project which is also located in Del Mar, California.

Dispositions

During the year ended December 31, 2004, we sold, to unrelated third parties, 4 industrial buildings containing approximately 91,000 net rentable square feet and 8 office buildings containing approximately 1.2 million net rentable square feet as detailed below:

Properties Sold	Segment	Market	Month of Disposition	Number of Buildings	Net Rentable Square Feet (in thousands)	Gross Proceeds(1) (in millions)
Natomas Corporate Center	Northern Calif.	Sacramento	May 2004	6	566	$80.7
Shadowridge Business Center	Southern Calif.	San Diego	July 2004	4	91	10.2
One Westchase Center	Southwest	Houston	Aug. 2004	1	466	44.2
1800 Sherman Avenue	Midwest	Chicago	Nov. 2004	1	136	18.2

				12	1,259	$153.3

(1)	Proceeds from property sales were used to repay a portion of the outstanding borrowings under our revolving credit facility and to complete a defeasance of a mortgage loan collateralized by the Natomas Corporate Center properties.

Development

During the year ended December 31, 2004, we transitioned a parcel of land from land held for development to construction in progress. The construction, which has an estimated total project cost of $48.1 million, includes a two building office project located in Del Mar, California and will contain approximately 158,000 net rentable square feet upon completion. The project which is currently 50% pre-leased is owned by Prentiss/Collins Del Mar Heights, LLC, a joint venture, owned 70% by our operating partnership and its affiliates and 30% by Collins Corporate Center, LLC, an unrelated third party. The accounts of Prentiss/Collins Del Mar Heights, LLC are consolidated with and into the accounts of our operating partnership. The December 31, 2004 carrying amount of this development project was $23.4 million.

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

The significant accounting policies used in the preparation of our consolidated financial statements are fully described in Note (2) to our audited consolidated financial statements for the year ended December 31, 2004, included elsewhere in this Form 10-K. However, certain of our significant accounting estimates are considered critical accounting estimates because the estimate requires our management to make assumptions about matters that are highly uncertain at the time the estimate is made and different estimates that reasonably could have been used in the current period, or changes in the estimates that are reasonably likely to occur from period to period, would have a material impact on our financial condition, changes in financial condition or results of operations. We consider our critical accounting policies and estimates to be those used in the determination of the reported amounts and disclosure related to the following:

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

Impairment of long-lived assets and long-lived assets to be disposed of

Real estate, leasehold improvements and land holdings are classified as long-lived assets held for sale or long-lived assets to be held and used. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we record assets held for sale at the lower of the carrying amount or fair value, less cost to sell. With respect to assets classified as held and used, we periodically review these assets to determine whether our carrying amount will be recovered. All of our long-lived assets were classified as held and used at December 31, 2004. Our operating real estate, which comprises the majority of our long-lived assets, had a carrying amount of $1.9 billion at December 31, 2004. A long-lived asset is considered impaired if its carrying amount exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Upon impairment, we would recognize an impairment loss to reduce the carrying value of the long-lived asset to our estimate of its fair value. Our estimate of fair value and cash flows to be generated from our properties requires us to make assumptions related to future occupancy of our properties, future rental rates, tenant concessions, operating expenditures, property taxes, capital improvements, the ability of our tenants to perform pursuant to their lease obligations, the holding period of our properties and the proceeds to be generated from the eventual sale of our properties. If one or more of our assumptions proves incorrect or if our assumptions change, the recognition of an impairment loss on one or more properties may be necessary in the future.

The recognition of an impairment loss would negatively impact earnings. The table below details impairment losses on real estate properties recognized during the three years ended December 31, 2004.

	Year Ended December 31,
(in thousands)	2004	2003		2002
Impairment loss recognized	—	$1,792	(1)	$2,855	(1)

(1)	Included in the line item “income from discontinued operations” in the accompanying consolidated statements of income.

Allowance	for doubtful accounts

Accounts receivable are reduced by an allowance for amounts that we estimate to be uncollectible. Our receivable balance is comprised primarily of accrued rental rate increases to be received over the life of in-place leases as well as rents and operating cost recoveries due from tenants. We regularly evaluate the adequacy of our allowance for doubtful accounts considering such factors as credit quality of our tenants, delinquency of payment, historical trends and current economic conditions. At December 31, 2004, we had total receivables of $62.0 million and an allowance for doubtful accounts of $6.2 million, resulting in a net receivable balance of $55.8 million. Of the $62.0 million in total receivables, $50.7 million represents accrued rental rate increases to be received over the life of in-place leases. It is our policy to reserve all outstanding receivables that are 90-days past due along with a portion of the remaining receivable balance that we feel is uncollectible based on our evaluation of the outstanding receivable balance. In addition, we increase our allowance for doubtful accounts for accrued rental rate increases, if we determine such future rent is uncollectible. Actual results may differ from these estimates under different assumptions or conditions. If our assumptions, regarding the collectibility of accounts receivable, prove incorrect, we may experience write-offs in excess of our allowance for doubtful accounts which would negatively impact earnings. The table below presents the net increase/(decrease) to our allowance for doubtful accounts during the periods, amounts written-off as uncollectible during the periods and our allowance for doubtful accounts at December 31, 2004, and 2003 and 2002.

	Year Ended December 31,
(in thousands)	2004	2003	2002
(Decrease)/increase in allowance for doubtful accounts	$(3,779)	$2,274	$4,626

Amounts written off during the period	(6,847)	(1,289)	(802)

Allowance for doubtful accounts at period end	$6,207	$9,986	$7,712

During the year ended December 31, 2002, our earnings were negatively impacted by a charge of $5.4 million resulting from our concern over the collectibility of certain tenant receivables. A significant portion of the charge related to our concern that accrued rental rate increases would not be collectible. Our concern was due in part to the impending bankruptcy of several significant tenants (bankruptcy tenants) as well as a deterioration of credit with certain other tenants. During 2002, we wrote-off approximately $197,000 and $605,000 of the receivables due from the bankruptcy tenants and other receivables, respectively.

During the year ended December 31, 2003, we recognized a charge to earnings of $3.6 million, a significant portion of which resulted from increased receivables due from the bankruptcy tenants. During 2003, we wrote-off approximately $667,000 and $622,000 of the receivables due from the bankruptcy tenants and other receivables, respectively.

During 2004, our earnings were negatively impacted by a charge of $3.0 million. The charge consisted of a $2.9 million allowance established for a note receivable that we determined to be partially uncollectible and other collectibility concerns of $1.7 million, partially offset by a $1.6 million allowance reversal resulting from the emergence from bankruptcy and recapitalization of one bankruptcy tenant. During 2004, we wrote-off approximately $1.5 million, $2.9 million and $2.4 million of the receivables due from the bankruptcy tenants, our note receivable and other receivables, respectively.

As a result of the significant write-offs taken during the year ended December 31, 2004, a large portion of which related to the bankruptcy tenants and was allowed for in prior periods, accompanied by the allowance reversal attributable to the bankruptcy tenant’s emergence from bankruptcy, our allowance for doubtful accounts have decreased $3.8 million from December 31, 2003 to December 31, 2004.

Depreciable lives applied to real estate assets and improvements to real estate assets

Depreciation on buildings and improvements is provided under the straight-line method over an estimated useful life of 30 to 40 years for office buildings and 25 to 30 years for industrial buildings. Significant betterments made to our real estate assets are capitalized and depreciated over the estimated useful life of the betterment. If our estimate of useful lives proves to be materially incorrect, the depreciation and amortization expense that we currently recognize would also prove to be materially incorrect. A change in our estimate of useful lives would therefore result in either an increase or decrease in depreciation and amortization expense and thus, a decrease or increase in earnings. The table below presents real estate related depreciation and amortization expense, including real estate depreciation and amortization expense included in income from continuing operations as well as discontinued operations, for the three years ended December 31, 2004.

	Year Ended December 31,
(in thousands)	2004	2003	2002
Real Estate depreciation and amortization from continuing operations	$91,756	$72,199	$61,855
Real Estate depreciation and amortization from discontinued operations	$3,673	$7,773	$11,513

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

Costs to execute similar leases include leasing commissions, legal and other related costs. The value of in-place leases is amortized to expense over the remaining non-cancelable term of the respective leases. Should a tenant terminate its lease, the unamortized portion of the in-place lease value would be charged to expense in current period earnings.

Based on our estimates of the fair value of the components of each real estate property acquired between January 1, 2003 and December 31, 2004, we allocated the purchase price as follows:

	Year Ended December 31,
(in thousands)	2004	2003
Land	$46,597	$33,173
Buildings and improvements	$183,250	$107,506
Tenant Improvements and leasing commissions	$29,641	$28,159
Below market lease value	$(7,122)	$(833)
Above market lease value	$2,342	$3,241
In-place lease value at market	$21,099	$7,425
Above market debt	$(1,651)	$—

During the year ended December 31, 2004, we acquired a parcel of land for gross consideration of $15.1 million, which is included as land held for development on our consolidated balance sheet.

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

Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we use interest rate swaps as part of our cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without the exchange of the underlying principal amount. During 2004, such derivatives were used to hedge the variable cash flows associated with a portion of our variable-rate debt.

As of December 31, 2004, we did not have any derivatives designated as fair value hedges. Additionally, we do not use derivatives for trading or speculative purposes, and currently, we do not have any derivatives that are not designated as hedges.

To determine the fair value of our derivative instruments, we use a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. For the majority of financial instruments including most derivatives, standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost, and termination cost are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized. Future cash inflows or outflows from our derivative instruments depend upon future borrowing rates. If assumptions about future borrowing rates prove to be materially incorrect, the recorded value of these agreements could also prove to be materially incorrect. Because we use the derivative instruments to hedge our exposure to variable interest rates, thus effectively fixing a portion of our variable interest rates, changes in future borrowing rates could result in our interest expense being either higher or lower than might otherwise have been incurred on our variable-rate borrowings had the rates not been fixed. The table below presents the amount by which cash payments made under our interest rate swap agreements exceeded cash receipts from our agreements during the three years ended December 31, 2004. The table also presents the estimated fair value of our in-place swap agreements as of December 31, 2004, 2003 and 2002.

	Year Ended December 31,
(in thousands)	2004	2003	2002
Net cash paid under our interest rate swap agreements	$(10,557)	$(9,743)	$(8,232)

Fair value of interest rate swaps	$(1,046)	$(8,074)	$(16,776)

Results of Operations

Comparison of the Year Ended December 31, 2004 to the Year Ended December 31, 2003

The table below presents our consolidated statements of income for the years ended December 31, 2004 and 2003:

Consolidated Statements of Income (in thousands)	Year Ended December 31,
	2004	2003
Revenues:
Rental income	$356,825	$314,718
Service business and other income	13,909	16,769

	370,734	331,487

Operating expenses:
Property operating and maintenance	91,681	80,583
Real estate taxes	39,406	31,274
General and administrative and personnel costs	11,803	10,988
Expenses of service business	9,998	10,513
Depreciation and amortization	92,315	72,483

	245,203	205,841

Other expenses:
Interest expense	68,037	67,232
Amortization of deferred financing costs	2,343	2,284

Income from continuing operations before equity in income of unconsolidated joint ventures, loss on investment in securities, impairment, and minority interests	55,151	56,130

Equity in income of unconsolidated joint ventures	2,429	2,555
Loss on investment in securities	(420)	—
Loss from impairment of mortgage loan	(2,900)	—
Minority interests	(2,744)	(10,227)

Income from continuing operations	51,516	48,458

Discontinued operations:
Income from discontinued operations	3,354	6,034
Gain/(loss) from disposition of discontinued operations	11,957	(4,457)
Loss from debt defeasance related to sale of real estate	(5,316)	—
Minority interests related to discontinued operations	(310)	(53)

	9,685	1,524

Income before gain on sale of land and an interest in a real estate partnership	61,201	49,982
Gain on sale of land and an interest in a real estate partnership	1,222	9,435

Net income	$62,423	$59,417
Preferred dividends	(10,052)	(8,452)

Net income applicable to common shareholders	$52,371	$50,965

Included below is a discussion of the significant events or transactions that have impacted our results of operations when comparing the year ended December 31, 2004 to the year ended December 31, 2003.

Acquisition of Real Estate. Acquisitions are a key component of our external growth strategy. We selectively pursue acquisitions in our core markets when long-term yields make acquisitions attractive. Between January 1, 2003 and December 31, 2004, we acquired nineteen office properties containing in the aggregate approximately 3.4 million net rentable square feet as presented below:

Acquired Properties	Segment	Market	Month of Acquisition	Number of Buildings	Net Rentable Square Feet (1) (in thousands)	Acquisition Price (in millions)
Park West C3	Southwest	Dallas/Ft. Worth	Feb. 2003	1	339	$28.1
410 Warrenville Road	Midwest	Chicago	May 2003	1	60	8.7
Corporate Lakes III(2)	Midwest	Chicago	June 2003	1	124	22.6
2291 Wood Oak Drive(2)	Mid-Atlantic	Metro. Wash., D.C.	Aug. 2003	1	228	52.2
Camino West Corporate Park(2)	Southern Calif.	San Diego	Nov. 2003	1	54	8.9
Carlsbad Airport Plaza(2)	Southern Calif.	San Diego	Nov. 2003	1	62	10.5
La Place Court(2)	Southern Calif.	San Diego	Nov. 2003	2	81	13.6
Pacific Ridge Corporate Centre(2)	Southern Calif.	San Diego	Nov. 2003	2	121	23.9
Pacific View Plaza(2)	Southern Calif.	San Diego	Nov. 2003	1	52	10.2
Cityplace Center	Southwest	Dallas/Ft. Worth	April 2004	1	1,296	123.3
The Bluffs(3)	Southern Calif.	San Diego	May 2004	1	69	17.7
5500 Great America Parkway	Northern Calif.	Silicon Valley	May 2004	3	306	34.8
Lakeside Point I & II(3)	Midwest	Chicago	Oct. 2004	2	198	32.6
2101 Webster	Northern Calif.	Oakland	Oct. 2004	1	459	65.7

				19	3,449	$452.8

(1)	Net rentable square feet defines the area of a property for which a tenant is required to pay rent, which includes the actual rentable area plus a portion of the common areas of the property allocated to a tenant.
(2)	Properties were acquired by the operating partnership and its affiliates and subsequently transferred to our Prentiss Office Investors, L.P. joint venture on January 22, 2004.
(3)	Acquisitions were acquired by Prentiss Office Investors, L.P. The net rentable square feet and acquisition price is presented at 100%. Each partner contributed their pro rata share of the purchase price of each property to Prentiss Office Investors, L.P. prior to acquisition.

Leasing of Development Projects. Our results of operations, for the year ended December 31, 2004, have increased due to an increase in occupancy at a development project located in our Mid-Atlantic region which includes approximately 182,000 net rentable square feet. The project was 100% leased at December 31, 2004 and 35% rent paying for the year ended December 31, 2004, compared to 29% leased at December 31, 2003 and 29% rent paying for the year ended December 31, 2003.

Real Estate Dispositions. During the period January 1, 2003 through December 31, 2004, we disposed of four industrial properties containing 91,000 net rentable square feet and nineteen office properties containing 2.2 million net rentable square feet. The industrial properties were sold on July 23, 2004. Two office properties, containing 339,000 net rentable square feet, within our Southwest region were sold on June 26, 2003. Nine office properties containing 644,000 net rentable square feet were sold on July 24, 2003, representing our only real estate assets located within the Atlanta area, a market within our Mid-Atlantic region. Six office properties containing 566,000 net rentable square feet were sold on May 20, 2004, representing our only real estate assets in the Sacramento area, a market within our Northern California region. On August 23, 2004, we sold our only remaining real estate asset in the Houston, Texas area, a market within our Southwest region. The property contained 466,000 net rentable square feet. The remaining 136,000 net rentable square feet included the disposition on November 19, 2004 of an office building in the Chicago area, a market within our Midwest region.

Other Significant Real Estate Transactions. On January 22, 2004, Prentiss Office Investors, L.P. was established to acquire office properties in our core markets of Washington D.C./Northern Virginia, Chicago, Dallas/Ft. Worth, Northern California and San Diego/Orange County. The partnership was initially wholly owned by the operating partnership and its affiliates and was seeded by the transfer of several recent acquisitions as highlighted in the table above.

Pursuant to a joint venture agreement, effective February 1, 2004, Stichting Pensioenfonds ABP, a Netherlands based pension fund and unrelated third party, acquired a 49% limited partnership interest in Prentiss Office Investors, L.P. for proceeds totaling $68.9 million. As a result of the transaction, we recorded a gain on sale of $1.2 million. The joint venture is consolidated with and into the accounts of the operating partnership. Proceeds from the transaction were used to repay a portion of the outstanding borrowings under our revolving credit facility.

The following is a discussion of the material changes in our consolidated statements of income and a discussion of the impact that the significant events or transactions, as described above, had on one or more line items of our consolidated statements of income when comparing the year ended December 31, 2004 to the year ended December 31, 2003.

Rental Income. Rental income increased by $42.1 million, or 13.4%. The real estate acquisitions and development properties coming on-line resulted in increases of $37.7 million and $311,000, respectively. Additionally, our other properties experienced a $4.1 million increase primarily due to an increase in termination fee income of $4.7 million and an increase in operating cost recoveries of $1.3 million for the year ended December 31, 2004 compared to the year ended December 31, 2003. These increases were partially offset by a decrease in rental income of $2.3 million relating primarily to decreased occupancy and rental rate declines for newly executed leases.

Service Business and OtherIincome. Service business and other income decreased $2.9 million, or 17.1%, primarily due to a decrease in interest income resulting from the repayment of a note receivable on February 4, 2004 and the reduction of consulting fee income due to the completion of consulting contracts early in 2004.

Property Operating and Maintenance. Property operating and maintenance costs increased by $11.1 million, or 13.8%. The real estate acquisitions and development properties coming on-line resulted in increases of $10.9 million and $137,000, respectively. Property operating and maintenance expenses related to our other properties increased by $100,000. Property operating and maintenance expense at our other properties experienced increases due to increased utility cost and other operating expenses, offset by a decrease in bad debt expense.

Real Estate Taxes. Real estate taxes increased by $8.1 million, or 26.0%. The real estate acquisitions and development properties coming on-line resulted in increases of $4.5 million and $85,000, respectively. Real estate taxes related to our other properties increased by $3.6 million. The increase was primarily due to refunds received during the year ended December 31, 2003.

Expenses of Service Business. Expenses of service business decreased by $515,000, or 4.9%, primarily due to a decrease in income tax expense offset by an increase in compensation related expenses.

General and administrative and personnel costs. General and administrative and personnel costs increased by $815,000, or 7.4%, primarily due to an increase in compensation related expenses, which resulted from an increase in amounts due participants related to our deferred compensation and share incentive plans.

Depreciation and Amortization. Depreciation and amortization increased by $19.8 million, or 27.4%. The real estate acquisitions and development properties coming on-line resulted in increases of $15.0 million and $212,000, respectively. Other properties increased by $4.6 million which is attributable to the depreciation and amortization expense related to capital expenditures incurred at our properties subsequent to acquisition.

Interest Expense. Interest expense increased by $805,000, or 1.2%, primarily as a result of an increase in weighted average borrowings outstanding for the year ended December 31, 2004 compared to the year ended December 31, 2003. The increase was partially offset by a decrease in the weighted average interest rate paid on outstanding borrowings from 6.61% in 2003 to 6.22% in 2004 and an increase in capitalized interest from $416,000 in 2003 to $659,000 in 2004.

Loss on Investment in Securities. Loss on investment in securities of $420,000 resulted from a loss recorded on an investment we made in August 2000. We invested $423,000 in Narrowcast Communications, a provider of an electronic tenant information service known as Elevator News Network. On May 11, 2004, we received a letter notifying us that Narrowcast Communications was being dissolved. Included with the letter was a check totaling $3,000 representing a partial return of our investment. As a result, during the second quarter of 2004, we recognized a loss of $420,000 representing our remaining investment in the entity.

Loss on impairment of mortgage loan. Loss on impairment of mortgage loan of $2.9 million, relates to a $4.4 million note receivable associated with a real estate sales transaction completed in 2001. On December 22, 2004, we received correspondence from the borrower indicating an inability to fulfill their total obligation under the note. Due to the fact that our note receivable is subordinate to a first mortgage totaling approximately $12.0 million, we initiated an evaluation of the underlying real estate. Our evaluation was to determine whether the fair value of the property, less cost to sell would be sufficient to satisfy both the first mortgage and our note receivable. In our opinion, the fair value of the underlying real estate would not be sufficient to satisfy both the first mortgage and our note receivable and thus in the preparation of our financial statements, we recognized a $2.9 million write-down of the note.

Minority Interests. Minority interests decreased $7.5 million, or 73.2%, primarily due to a decrease in the proportionate share of net income attributable to the Series E and Series B Cumulative Redeemable Perpetual Preferred unitholders as a result of the repurchase of these units on February 4, 2004 and February 24, 2004, respectively.

Discontinued Operations. Discontinued operations increased by $8.2 million, primarily as a result of the gain from the sale of properties of $12.0 million for the year ended December 31, 2004 compared to a loss on the sale of properties of $4.5 million for the year ended December 31, 2003, partially offset by a loss from debt defeasance of $5.3 million recognized during the year ended December 31, 2004. Discontinued operations were also impacted by an impairment loss of $1.8 million recognized during the year ended December 31, 2003 and the timing of sale of the properties.

Gain on Sale of Land and Partnership Interest. Gain on sale of land and partnership interest decreased by $8.2 million, or 87.0%. During the year ended December 31, 2004, we sold an interest in a real estate partnership resulting in a gain of approximately $1.2 million. During the year ended December 31, 2003, we disposed of three land parcels resulting in a gain on sale of $9.4 million.

Comparison of the Year Ended December 31, 2003 to the Year Ended December 31, 2002

The table below presents our consolidated statements of income for the years ended December 31, 2003 and 2002:

Consolidated Statements of Income (in thousands)	Year Ended December 31,
	2003	2002
Revenues:
Rental income	$314,718	$307,487
Service business and other income	16,769	4,386

	331,487	311,873

Operating expenses:
Property operating and maintenance	80,583	75,235
Real estate taxes	31,274	35,119
General and administrative and personnel costs	10,988	10,361
Expenses of service business	10,513	—
Depreciation and amortization	72,483	61,944

	205,841	182,659

Other expenses:
Interest expense	67,232	64,468
Amortization of deferred financing costs	2,284	1,832

Income from continuing operations before equity in income of unconsolidated joint ventures and unconsolidated subsidiaries and minority interests	56,130	62,914

Equity in income of unconsolidated joint ventures and unconsolidated subsidiaries	2,555	3,154
Minority interests	(10,227)	(10,450)

Incoming from continuing operations	48,458	55,618

Discontinued operations:
Income from discontinued operations	6,034	10,966
(Loss)/gain from disposition of discontinued operations	(4,457)	8,430
Minority interests related to discontinued operations	(53)	(733)

	1,524	18,663

Income before gain on sale of land	49,982	74,281
Gain on sale of land	9,435	—

Net income	$59,417	$74,281
Preferred dividends	(8,452)	(8,358)

Net income applicable to common shareholders	$50,965	$65,923

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

In addition to the acquisition of the Burnett Plaza property, between January 1, 2002 and December 31, 2003, we acquired twelve wholly-owned office properties containing in the aggregate approximately 1.4 million net rentable square feet as presented below.

Acquired Properties	Segment	Market	Month of Acquisition	Number of Buildings	Net Rentable Square Feet(1) (in thousands)	Acquisition Price (in millions)
12601 Fair Lakes Circle	Mid-Atlantic	Metro. Wash., D.C.	Nov. 2002	1	264	$55.1
Park West C3	Southwest	Dallas/Ft. Worth	Feb. 2003	1	339	28.1
410 Warrenville Road	Midwest	Chicago	May 2003	1	60	8.7
Corporate Lakes III(2)	Midwest	Chicago	June 2003	1	124	22.6
2291 Wood Oak Drive(2)	Mid-Atlantic	Metro. Wash., D.C.	Aug. 2003	1	228	52.2
Camino West Corporate Park(2)	Southern Calif.	San Diego	Nov. 2003	1	54	8.9
Carlsbad Airport Plaza(2)	Southern Calif.	San Diego	Nov. 2003	1	62	10.5
La Place Court(2)	Southern Calif.	San Diego	Nov. 2003	2	81	13.6
Pacific Ridge Corporate Centre(2)	Southern Calif.	San Diego	Nov. 2003	2	121	23.9
Pacific View Plaza(2)	Southern Calif.	San Diego	Nov. 2003	1	52	10.2

				12	1,385	$233.8

(1)	Net rentable square feet defines the area of a property for which a tenant is required to pay rent, which includes the actual rentable area plus a portion of the common areas of the property allocated to a tenant.
(2)	Properties were acquired by the operating partnership and its affiliates, and subsequently transferred to our Prentiss Office Investors, L.P. joint venture on January 22, 2004.

Leasing of Develpment Projects. Our results of operations, for the year ended December 31, 2003, have been bolstered by increased occupancy at three development projects. The projects include approximately 182,000 net rentable square feet in our Mid-Atlantic Region, 223,000 net rentable square feet in our Southwest Region and 40,000 net rentable square feet in our Southern California Region. The projects were approximately 71% leased and rent paying at December 31, 2003.

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

Other Significant Real Estate Transactions. On November 22, 1999, we acquired 123 North Wacker, a 540,000 net rentable square foot office property located in our Midwest Region for a purchase price of approximately $87.3 million. The property was primarily leased to a single tenant whose intention was to vacate the property in September 2001 upon the expiration of the in-place lease. Our intention was to convert and market the building for lease as a multi-tenant property. The property, which was vacated as intended incurred significant leasing activity during 2002 and 2003. The property was approximately 88% leased at December 31, 2003 compared to 81% leased at December 31, 2002.

The following is a discussion of the material changes in our consolidated statements of income and a discussion of the impact that the significant events or transactions, as described above, had on one or more line items of our consolidated statements of income when comparing the year ended December 31, 2003 to the year ended December 31, 2002.

Rental Income. Rental income increased by $7.2 million, or 2.4%. The real estate acquisitions and development properties coming on-line resulted in increases of $21.1 million and $2.3 million, respectively. The leasing of our 123 North Wacker property resulted in an increase of $2.5 million. The increases were offset by a decrease of $18.7 million from our other properties relating primarily to occupancy and rental rate declines in our portfolio and a decrease in termination fee income recognized for the year ended December 31, 2003 compared to the year ended December 31, 2002.

Property Operating and Maintenance. Property operating and maintenance costs increased by $5.3 million, or 7.1%. The real estate acquisitions and development properties coming on-line resulted in increases of $5.6 million and $1.4 million, respectively. The leasing of our 123 North Wacker property resulted in an increase of $383,000. Property operating and maintenance expenses related to our other properties decreased by $2.0 million. The decrease in property operating and maintenance expenses at our other properties primarily due to the decrease from the year ended December 31, 2002 to the year ended December 31, 2003 of bad debt expenses recognized at our properties

Real Estate Taxes. Real estate taxes decreased by $3.8 million, or 10.9%. The real estate acquisitions and development properties coming on-line resulted in increases of $1.3 million and $59,000, respectively. The increases were offset by decreases of $4.5 million and $757,000 from our other properties and our 123 North Wacker property, respectively. The decrease primarily resulted from real estate tax refunds received and lower estimates of current year taxes resulting from lower property tax assessments across our portfolio.

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

Depreciation and Amortization. Depreciation and amortization increased by $10.5 million, or 17.0%. The real estate acquisitions and development properties coming on-line resulted in increases of $5.9 million and $2.0 million, respectively. The leasing of our 123 North Wacker property resulted in an increase of $1.1 million. Other properties increased by $1.5 million which is attributable to the depreciation and amortization expense related to capital expenditures incurred at our properties subsequent to acquisition.

Interest Expense. Interest expense increased by $2.8 million, or 4.3%, primarily as a result of an increase in weighted average borrowings outstanding for the year ended December 31, 2003 compared to the year ended December 31, 2002 accompanied by a decrease in capitalized interest from $3.4 million in 2002 to $416,000 in 2003. The increase was partially offset by a decrease in the weighted average interest rate paid on outstanding borrowings from 6.78% in 2002 to 6.61% in 2003.

Discontinued Operations. Discontinued operations decreased by $17.1, primarily as a result of the loss from the sale of properties of $4.5 million for the year ended December 31, 2003 compared to a gain on the sale of properties of $8.4 million for the year ended December 31, 2002. Also contributing to the decrease is the shortened period of time the assets were in our portfolio during 2003 versus 2002.

Gain on Sale of Land. During the year ended December 31, 2003, we disposed of three parcels of land resulting in a gain on sale of $9.4 million.

Liquidity and Capital Resources

Cash and cash equivalents were $8.6 million and $5.9 million at December 31, 2004 and December 31, 2003, respectively. The increase in cash and cash equivalents is a result of net cash flows provided by operating activities exceeding net cash used in investing and financing activities.

Cash flows provided by operating activities totaled $158.2 million for the year ended December 31, 2004 compared to $133.6 million for the year ended December 31, 2003. The change in cash flows from operating activities is attributable to (1) the factors discussed in our analysis of results of operations for the year ended December 31, 2004 compared to December 31, 2003 and (2) the timing of receipt of revenues and payment of expenses which is evidenced by cash outflows of only $4.1 million in 2004 compared to $21.6 million in 2003 related to the changes in assets and liabilities.

Net cash used in investing activities totaled $79.0 million for the year ended December 31, 2004 compared to $142.3 million for the year ended December 31, 2003. The decrease in net cash used in investing activities of $63.3 million is due primarily to an increase in cash generated from the sale of real estate of $65.9 million, an increase of $69.3 million in proceeds from the sale of a joint venture interest in a real estate partnership, an increase in cash generated from the repayment of notes receivable of $11.5 million, partially offset by an increase of $59.7 million in cash used to purchase real estate, an increase of $19.2 million used for capital expenditures related to in service properties and an increase of $4.3 million in cash used in the development and redevelopment of real estate.

Net cash used in financing activities totaled $76.6 million for the year ended December 31, 2004 compared to net cash provided of $9.5 million for the year ended December 31, 2003. The increase in net cash used in financing activities of $86.1 million is due primarily to an increase of $105.0 million of cash used for the redemption of preferred units, an increase of $64.5 million in net cash used for distributions, a decrease in cash generated from the sale of common shares of $34.3 million, an increase in cash used to pay debt defeasance cost on the extinguishment of debt of $5.3 million, partially offset by an increase in net borrowings of $97.2 million and an increase in capital contributions from consolidated joint ventures of $26.9 million.

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

Our net cash flow from operations is generally derived from rental revenues and operating expense reimbursements from tenants and, to a limited extent, from fees generated by our office and industrial real estate management service business. Our net cash flow from operations is therefore dependent upon the occupancy level of our properties, the collectibility of rent from our tenants, the level of operating and other expenses of our properties, and other factors. Material changes in these factors may adversely affect our net cash flow from operations. Such changes, in turn, would adversely affect our ability to fund distributions, debt service, capital improvements and non-revenue enhancing tenant improvements. In addition, a material adverse change in our net cash flow from operations may affect the financial performance covenants under our revolving credit facility. If we fail to meet any of our financial performance covenants, our revolving credit facility may become unavailable to us, or the interest charged on the revolving credit facility may increase. Either of these circumstances could adversely affect our ability to fund working capital and revenue enhancing tenant improvements, unanticipated cash needs, acquisitions and development costs.

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

Debt Financing

As of December 31, 2004, we had outstanding total consolidated indebtedness of approximately $1.2 billion. The amount of indebtedness that we may incur, and the policies with respect thereto, are not limited by our declaration of trust and bylaws, and are solely within the discretion of our board of trustees, limited only by various financial covenants in our credit agreements. It is our general policy to limit combined indebtedness including our pro rata share of consolidated and unconsolidated joint venture debt so that, at the time such debt is incurred, it does not exceed 50% of our total market capitalization. As of December 31, 2004, we had outstanding total indebtedness, including our pro rata share of consolidated and unconsolidated joint venture debt, of approximately $1.2 billion, or approximately 38.8% of total market capitalization based on a common share price of $38.20 per common share. Our credit agreements limit total indebtedness to 55% of total assets and require an interest coverage ratio of at least 2 to 1.

On February 19, 2004, we renewed our $300 million revolving credit facility, including an extension of the maturity date from May 23, 2005 to February 19, 2007. The interest rate on the facility will fluctuate based on our overall leverage with a range between 30-day LIBOR plus 112.5 basis points and 30-day LIBOR plus 160 basis points. The pricing on the renewed facility represents a 12.5 basis point to 15.0 basis point pricing reduction across the leverage grid. The facility was substantially oversubscribed with initial commitments of $370 million. Banking participants in the revolving credit facility include Bank One as Administrative Agent; Bank of America as Syndication Agent; Commerzbank, EuroHypo and Societe General as Documentation Agents; PNC Bank, Sun Trust and Union Bank of California as Co-Agents; and Comerica Bank, KeyBank, Mellon Bank, and SouthTrust Bank as Lenders. On June 25, 2004, we exercised an accordion feature within our revolving credit facility expanding the facility’s overall borrowing capacity from $300 million to $375 million. Other terms of the facility remain unchanged.

On March 2, 2004, we negotiated an interest rate reduction on our $75.0 million unsecured term loan with Commerzbank AG. The interest rate which is based on overall leverage was reduced from 30-day LIBOR plus 125 to 175 basis points to 30-day LIBOR plus 112.5 to 160 basis points. In addition, the term loan which had an original maturity date of March 15, 2006 was extended to March 15, 2009.

On May 20, 2004, in connection with a real estate sales transaction, we exercised our right to complete a voluntary defeasance of the mortgage loan collateralized by the sold properties. Pursuant to the defeasance, we transferred the mortgage loan with an outstanding principal balance of $35.8 million to an unrelated successor entity. The buyer of the properties transferred proceeds totaling $41.1 million representing the proceeds necessary to acquire U.S. treasuries sufficient to cover the debt service of the mortgage loan from the defeasance date through maturity of the loan. We recognized a loss from debt defeasance of $5.3 million during the period which we included in discontinued operations. The amount used to repay the mortgage loan was funded with proceeds received from the properties sold.

On July 23, 2004, Prentiss Office Investors, L.P., completed a five-year, $10.7 million loan collateralized by a 69,000 net rentable square foot office building in San Diego, California. The loan, which is interest only until maturity, has an interest rate that fluctuates between 130 and 150 basis points over 30-day LIBOR depending on the property’s occupancy, and matures July 23, 2009. Proceeds from the loan were used to fund a pro rata capital distribution to the joint venture partners based on their ownership interest in Prentiss Office Investors, L.P. Our operating partnership used proceeds received from the capital distribution to repay a portion of the outstanding borrowings under our revolving credit facility.

On July 29, 2004, Prentiss Office Investors, L.P, completed a five-year $85.0 million loan, collateralized by nine office buildings owned by various subsidiaries of Prentiss Office Investors, L.P. located in Illinois, California and Virginia. The interest rate on the loan is 85 basis points over 30-day LIBOR and the monthly payments are interest only, with the principal of $85.0 million payable at its maturity on August 1, 2009. Proceeds from the loan were used to fund a pro rata capital distribution to the joint venture partners based on their ownership interest in Prentiss Office Investors, L.P. Our operating partnership used proceeds received from the capital distribution to repay a portion of the outstanding borrowings under our revolving credit facility.

On August 16, 2004, Prentiss/Collins Del Mar Heights, LLC, completed a three-year, $34.0 million construction loan with two one-year extension options to fund a portion of its 158,000 net rentable square foot office development project in Del Mar, California. Construction of the development project commenced during the second quarter of 2004. The loan which has an interest rate of 140 basis points over 30-day LIBOR matures September 1, 2007. The interest rate will drop 10 basis points if certain economic and occupancy targets are achieved. Borrowings under the construction loan, which totaled $8.9 million at December 31, 2004, were used to fund a portion of the development cost incurred to date.

On October 1, 2004, a $33.2 million, 6.92% fixed rate borrowing collateralized by a building located in Dallas, Texas was open for repayment without penalty. We repaid the outstanding balance using proceeds from our revolving credit facility.

On October 8, 2004, in connection with a property acquisition, we assumed a $46.0 million, 8.22% amortizing mortgage loan with a maturity date of November 1, 2005. We recorded the debt at $47.7 million representing our estimate of the fair market value of the debt on the date of acquisition. The fair value of the debt was calculated using an effective interest rate of 3.7% which represents our estimate of a market interest rate that we could have achieved on a 1-year collateralized mortgage loan on the date of acquisition.

On December 21, 2004, Prentiss Office Investors, L.P, completed a five-year $20.0 million loan, collateralized by two office buildings located in Waukegan, Illinois. The interest rate on the loan is 110 basis points over 30-day LIBOR and the monthly payments are interest only, with the principal of $20.0 million payable at its maturity on December 1, 2009. Proceeds from the loan were used to fund a pro rata capital distribution to the joint venture partners based on their ownership interest in Prentiss Office Investors, L.P. Our operating partnership used proceeds received from the capital distribution to repay a portion of the outstanding borrowings under our revolving credit facility.

During the period, we repaid approximately $40.4 million of our $70.4 million collateralized term loan scheduled to mature on September 30, 2004. The remaining $30.0 million was extended for a period of three years to mature on September 30, 2007 at 30-day LIBOR plus 115 basis points. The loan was previously collateralized by four properties including Willow Oaks I & II, 8521 Leesburg Pike, and the IBM Call Center. The amendment released the Willow Oaks properties from the collateral pool.

The following table sets forth our mortgages and notes payable, including our unconsolidated joint venture debt, as of December 31, 2004.

Borrower/Description	Current Balance (000’s)	Amortization	Interest Rate	Maturity
Consolidated Entities
Burnett Plaza Associates
Burnett Plaza	$66,000	None	LIBOR+1.500%	July 9, 2005
PL Properties Associates, L.P.
Park West C2	32,926	30 yr	6.63%	November 10, 2010
Prentiss Properties Acquisition Partners, L.P.
2101 Webster	47,039	None	3.70%	November 1, 2005
Highland Court	4,354	25 yr	7.27%	April 1, 2006
Plaza I & II	6,861	18 yr	7.75%	January 1, 2007
Revolving Credit Facility	217,500	None	LIBOR + 1.250%	February 19, 2007
Collateralized Term Loan (1)	30,000	None	LIBOR + 1.150%	September 30, 2007
Unsecured Term Loan – EuroHypo I	100,000	None	LIBOR + 1.250%	May 22, 2008
Unsecured Term Loan – Commerz	75,000	None	LIBOR + 1.250%	March 15, 2009
7101 Wisconsin Avenue	20,095	30 yr	7.25%	April 1, 2009
Unsecured Term Loan – EuroHypo II	13,760	30 yr	7.46%	July 15, 2009
The Ordway	47,425	30 yr	7.95%	August 1, 2010
World Savings Center	28,202	30 yr	7.91%	November 1, 2010
One O’Hare Centre	39,112	30 yr	6.80%	January 10, 2011
3130 Fairview Park Drive	21,926	30 yr	7.00%	April 1, 2011
Research Office Center I-III	43,419	28 yr	7.64%	October 1, 2011
Bannockburn Centre	25,838	30 yr	8.05%	June 1, 2012
Del Mar Loan	43,375	30 yr	7.41%	June 1, 2013
Prentiss Properties Corporetum, L.P.
Corporetum Office Campus	24,350	30 yr	7.02%	February 1, 2009
Prentiss Properties Real Estate Fund I, L.P.
PPREFI Portfolio Loan (2)	180,100	None	7.58%	February 26, 2007
Prentiss Office Investors, L.P. (3)
The Bluffs	10,700	None	LIBOR + 1.300%	July 23, 2009
Collateralized Term Loan – Mass Mutual (4)	85,000	None	LIBOR + 0.850%	August 1, 2009
Lakeside Point I & II	20,000	None	LIBOR + 1.100%	December 1, 2009
Prentiss/Collins Del Mar Heights, LLC (5)
High Bluff Ridge Construction Loan	8,929	None	LIBOR + 1.400%	September 1, 2007

Total Consolidated Outstanding Debt	$1,191,911

Unconsolidated Entities
Broadmoor Austin Associates
Broadmoor Austin (6)	$131,979	16 yr	7.04%	April 10, 2011
Tysons International Partners (7)
1676 International Drive	43,530	28 yr	7.68%	August 30, 2010
8260 Greensboro	15,583	28 yr	7.83%	August 30, 2010

Total Unconsolidated Outstanding Debt	$191,092

Total Debt	$1,383,003

(1)	The Term Loan is collateralized by the following two properties: 8521 Leesburg Pike and the IBM Call Center.
(2)	The PPREFI Portfolio Loan is collateralized by the following 36 properties: the Los Angeles industrial properties (18 properties), the Chicago industrial properties (four properties), the Cottonwood Office Center (three properties), Park West E1 and E2 (two properties), One Northwestern Plaza, 3141 Fairview Park Drive, 13825 Sunrise Valley Drive, O’Hare Plaza II, 1717 Deerfield Road, 2411 Dulles Corner Road, 4401 Fair Lakes Court, the WestPoint Office Building and the PacifiCare Building.
(3)	Our operating partnership and its affiliates own a 51% interest in Prentiss Office Investors, L.P. The accounts of Prentiss Office Investors, L.P. are consolidated with and into the accounts of the operating partnership. The amounts shown reflect 100% of the debt balance.
(4)	The Term Loan is collateralized by the following 9 properties: Camino West Corporate Park, Carlsbad Airport Plaza, La Place Court (2 properties), Pacific Ridge Corporate Centre (2 properties), Pacific View Plaza, Corporate Lakes III, and 2291 Wood Oak Drive.
(5)	Our operating partnership and its affiliates own a 70% interest in Prentiss/Collins Del Mar Heights, LLC. The accounts of Prentiss/Collins Del Mar Heights, LLC are consolidated with and into the accounts of the operating partnership. The amount shown reflects 100% of the debt balance.
(6)	We own a 50% non-controlling interest in the entity that owns the Broadmoor Austin properties, which interest is accounted for using the equity method of accounting. The amount shown reflects 100% of the non-recourse mortgage indebtedness collateralized by the properties.
(7)	We own a 25% non-controlling interest in the entity that owns the 1676 International Drive and 8260 Greensboro properties, which interest is accounted for using the equity method of accounting. The amount shown reflects 100% of the non-recourse mortgage indebtedness collateralized by the properties.

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

Under our loan agreements, we are required to satisfy various affirmative and negative covenants, including limitations on total indebtedness, total collateralized indebtedness and cash distributions, as well as obligations to maintain certain minimum tangible net worth and certain minimum interest coverage ratios. Our credit agreements limit total indebtedness to 55% of total assets and require a debt service coverage ratio of at least 2 to 1. Our credit agreements provide for a 30-day period to cure a default caused by our failure to punctually and properly perform, observe and comply with the covenants contained therein. The agreements also provide for an additional 75-day period if such failure is not capable of being cured within 30-days and we are diligently pursuing the cure thereof. We were in compliance with these covenants at December 31, 2004.

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

Beginning on the effective date, each swap effectively locks in our cost of funds at the swap rate paid (before the spread over LIBOR) on variable rate borrowings in amounts equal to the respective notional amounts of the swap agreement.

The following table summarizes the notional amounts and fair values of our derivative financial instruments outstanding at December 31, 2004 and highlights those swap agreements executed during the year ended December 31, 2004. The notional amount provides an indication of the extent of our involvement in these instruments as of the balance sheet date, but does not represent exposure to credit, interest rate or market risks.

Notional Amount	Swap Rate Paid (Fixed)	Swap Rate Received (Variable) at December 31, 2004	Swap Maturity	Fair Value
				(in thousands)
$ 25.0 million	4.345%	2.400%	July 2005	$(212)
$ 15.0 million	4.345%	2.400%	July 2005	(127)
$ 20.0 million	5.985%	2.400%	March 2006	(676)
$ 30.0 million	5.990%	2.400%	March 2006	(1,015)
$ 50.0 million	2.270%	2.400%	August 2007	1,500
$ 25.0 million	2.277%	2.400%	August 2007	746
$ 70.0 million (1)(2)	4.139%	2.400%	August 2008	(1,136)
$ 30.0 million	3.857%	2.400%	September 2008	(175)
$ 30.0 million (2)	3.819%	2.400%	October 2008	(134)
$ 20.0 million (2)	3.819%	2.400%	October 2008	(89)
$ 50.0 million (2)	3.935%	2.400%	May 2009	(286)
$ 30.0 million (2)	3.443%	2.400%	October 2009	558

Total				$(1,046)

(1)	The interest rate swap agreement was executed by our Prentiss Office Investors, L.P. joint venture.
(2)	The interest rate swap agreement was completed during the year ended December 31, 2004.

Capital Improvements

Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. The majority of capital required relates to tenant-related capital expenditures and is dependent upon our leasing activity. Our leasing activity is a function of the percentage of our in-place leases expiring in current and future periods accompanied by our exposure to tenant defaults and our ability to increase the average occupancy of our portfolio. For the year ended December 31, 2004 capital expenditures related to our in-service properties totaled $54.4 million.

Equity Financing

During the year ended December 31, 2004, 2,496,462 common shares of beneficial interest, par value $.01, were issued. The table below details the common shares issued during the period, common shares placed in or removed from treasury during the period and the common shares outstanding at December 31, 2004:

Common shares outstanding at December 31, 2003	42,613,294

Common shares issued:
Dribble Plan (1)	1,634,300
Share options exercised	612,020
Conversion of operating partnership units	113,200
1996 Share Incentive Plan	97,450
Employees’ Share Purchase Plan	29,683
Dividend Reinvestment and Share Purchase Plan (2)	6,154
Trustees’ Share Incentive Plan	3,655

2,496,462
Common shares placed in/removed from treasury:
Common shares surrendered in connection with share options exercised	(125,963)
Restricted share grants forfeited	(4,000)
Common shares removed from treasury pursuant to our Key Employee Share Option Plan	2,095

Common shares outstanding at December 31, 2004	44,981,888

(1)	On June 10, 2002, we entered into a securities sales agreement with Brinson Patrick Securities Corporation which we refer to as the Dribble Plan. Under the Dribble Plan we may sell, with Brinson Patrick acting as our sales agent, up to 3,000,000 of our common shares at the then market price directly to the public. During the year ended December 31, 2004, we issued 1,634,300 common shares through the Dribble Plan resulting in net proceeds of $54.1 million. The proceeds were used to repay a portion of the outstanding borrowings under our revolving credit facility. On May 28, 2004, we entered into an additional securities sales agreement with Brinson Patrick Securities Corporation covering 2,000,000 of our common shares in the form of the Dribble Plan that was adopted on June 10, 2002. Shares will be issuable pursuant to the May 28, 2004 Dribble Plan after all shares have been issued under the original Dribble Plan.
(2)	We have a Dividend Reinvestment and Share Purchase Plan which allows investors an option to purchase common shares by making optional cash investments of $100 to $5,000 in a given month for current shareholders or $500 to $5,000 for persons who are not current shareholders. The plan also allows shareholders to purchase our common shares by reinvesting all or a portion of cash dividends received on our common or preferred shares. Purchases of greater than $5,000 can be accomplished by us granting a waiver to the $5,000 limit. During the year ended December 31, 2004, pursuant to our Dividend Reinvestment and Share Purchase Plan, we issued 6,154 common shares resulting in net proceeds of $214,000. The proceeds were used to repay a portion of the outstanding borrowings under our revolving credit facility.

On February 4, 2004, pursuant to a unit repurchase agreement between our operating partnership and Brandywine Operating Partnership, L.P., we repurchased from Brandywine Operating Partnership, L.P. our outstanding 7.50% Series E Preferred Units and 26,768 common units held by Brandywine Operating Partnership, L.P. The Series E Preferred Units, which were classified as mandatorily redeemable preferred units, a liability, on our consolidated balance sheet, were repurchased at their liquidation value of $10.0 million plus accrued and unpaid dividends of $70,055. The common units, which were classified within minority interest in operating partnership on our consolidated balance sheet, were repurchased for $891,803 representing a per unit price of $33.316, calculated as the average of the daily market price of our common shares for the 10 consecutive trading days prior to the date of repurchase. Concurrent with the repurchase, Brandywine Operating Partnership, L.P. repaid two promissory notes totaling $8.9 million and accrued and unpaid interest of $282,308 due to our operating partnership. An amount totaling $1.7 million, representing the difference between the units repurchased and the proceeds from the promissory notes was paid by our operating partnership to Brandywine Operating Partnership, L.P. using funds from our revolving credit facility.

Using proceeds from our revolving credit facility, on February 24, 2004, we repurchased the operating partnership’s outstanding 8.30% Series B Cumulative Redeemable Perpetual Preferred Units, which were classified within minority interest in operating partnership on our consolidated balance sheet, for approximately $96.2 million, which included accrued and unpaid dividends of $1.2 million. An amount totaling $1.6 million representing the original issuance cost of the Series B Cumulative Redeemable Perpetual Preferred Units was subtracted from net income in arriving at net income applicable to common shareholders in accordance with EITF Topic No. D-42.

Off-Balance Sheet Arrangements

At December 31, 2004 we had the following off-balance sheet arrangements: (1) a non-controlling 50% interest in Broadmoor Austin Associates, a real estate joint venture and (2) a 25% non-controlling interest in Tysons International Partners, a real estate joint venture.

Our investment in unconsolidated joint ventures represents less than .6% of our consolidated total assets as of December 31, 2004 and approximately 1.5% of our cash flow from operations for the year ended December 31, 2004. Our investments, however, do provide us with several benefits including increased market share, important customer relations and a possible capital source to fund future real estate projects.

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

The following information summarizes the financial position at December 31, 2004 for the investments in which we held an interest at December 31, 2004:

Summary of Financial Position: (in thousands)	Total Assets	Total Debt(1)	Total Equity	Company’s Investment
Broadmoor Austin Associates	$97,962	$131,979	$(34,814)	$4,217
Tysons International Partners	$89,268	$59,113	$28,914	8,726

				$12,943

(1)	The mortgage debt, all of which is non-recourse, is collateralized by the individual real estate property or properties within each venture, the net book value of which totaled $164.9 million at December 31, 2004. Our pro rata share of the non- recourse mortgage debt totaled $80.8 million at December 31, 2004.

The following information summarizes the results of operations for the year ended December 31, 2004 for our unconsolidated joint ventures:

Summary of Operations: (in thousands)	Total Revenue	Net Income	Company’s Share of Net Income/(Loss)
Broadmoor Austin Associates	$20,015	$5,058	$2,529
Tysons International Partners	$11,985	$(399)	(100)

			$2,429

Contractual Obligations and Commercial Commitments

We have contractual obligations including mortgages and notes payable and ground lease obligations. The table below presents, as of December 31, 2004, our future scheduled principal repayments of mortgages and notes payable and ground lease obligations of our consolidated properties:

Contractual Obligations (in thousands)	Payments Due by Period
	Total	2005	2006/2007	2008/2009	Thereafter
Mortgages and notes payable	$1,191,911	$118,308	$458,314	$356,159	$259,130
Capital lease obligations	—	—	—	—	—
Ground leases	29,524	408	817	818	27,481
Unconditional purchase obligations	—	—	—	—	—
Other long-term obligations	—	—	—	—	—

Total contractual cash obligations	$1,221,435	$118,716	$459,131	$356,977	$286,611

Our mortgages and notes payable consists of $578.8 million and $613.1 million of fixed rate and variable rate debt obligations, respectively. At December 31, 2004, our fixed rate debt obligations were subject to a weighted average interest rate of 7.33% and our variable rate debt obligations were subject to interest rates that range from 30-day LIBOR plus 85 basis points to 30-day LIBOR plus 150 basis points. $395.0 million of our variable rate debt was effectively locked at an interest rate before the spread over LIBOR, or 3.88% through our interest rate swap agreements. Interest payable under our mortgages and notes payable outstanding at December 31, 2004 are as follows:

	Payments Due by Period
(in thousands)	Total	2005	2006/2007	2008/2009	Thereafter
Interest payable(1)	$245,683	$62,100	$98,212	$55,972	$29,399

(1)	Interest payable under our variable rate loans is calculated using our variable interest rate at December 31, 2004 which is equal to 30-day LIBOR of 2.40% plus our spread over LIBOR which ranges between 85 basis points and 150 basis points.

In connection with the disposition of a real estate property in May 2001, we entered into a financial guarantee with a maximum future potential payment of $1.4 million. The financial guarantee, provided to the third party purchaser, guaranteed payment of an amount not to exceed the $1.4 million potential maximum if certain tenants, as defined in the purchase and sale agreement, fail to extend either their leases beyond the maturities of their current in-place leases or to perform according to their in-place leases. A payment amount totaling $1.0 million was considered probable at the date of disposition and therefore, accrued during the year ended December 31, 2001. Pursuant to the financial guarantee, during the year ended December 31, 2003, we paid the anticipated $1.0 million to the third party purchaser.

As a condition of the purchase and sale and as security for our guarantee, we provided to the title company at closing, two irrevocable letters of credit, totaling $1.4 million, drawn on a financial institution and identifying the purchaser as beneficiary. One letter of credit totaling $1.0 million expired in 2003. The remaining balance on the second letter of credit totaling $189,000 at December 31, 2004 expires as follows:

	Commitment Expiration Per Period
Other Commercial Commitments (in thousands)	Total Amounts Committed	2005	2006/2007	2008/2009	Thereafter
Lines of credit	—	—	—	—	—
Standby letters of credit	$189	$63	$126	—	—
Guarantees	—	—	—	—	—
Standby repurchase obligations	—	—	—	—	—
Other commercial commitments	—	—	—	—	—

Total commercial commitments	$189	$63	$126	—	—

During the year ended December 31, 2004, we transitioned a parcel of land from land held for development to construction in progress. The construction, which has an estimated total project cost of $48.1 million, includes a two building office project located in Del Mar, California and will contain approximately 158,000 net rentable square feet upon completion. The project which is currently 50% pre-leased is owned by Prentiss/Collins Del Mar Heights, LLC, a joint venture, owned 70% by our operating partnership and its affiliates and 30% by Collins Corporate Center, LLC, an unrelated third party. The accounts of Prentiss/Collins Del Mar Heights, LLC are consolidated with and into the accounts of our operating partnership. The December 31, 2004 carrying amount of this development project was $23.4 million.

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

Funds from operations (in thousands)	Year Ended December 31,
	2004	2003	2002
Net income	$62,423	$59,417	$74,281
Adjustments:
Real estate depreciation and amortization(1)	95,429	79,972	73,368
Minority interest share of depreciation and amortization	(4,682)	—	—
Real estate depreciation and amortization of unconsolidated joint ventures	2,985	2,960	3,103
Minority interests(2)	1,733	1,875	2,589
Gain on sale of real estate	(13,179)	(4,978)	(8,430)

Funds from operations (3)	$144,709	$139,246	$144,911

(1)	Includes real estate depreciation and amortization included in continuing operations and real estate depreciation and amortization included in discontinued operations.
(2)	Represents the minority interests applicable to the common unit holders of the operating partnership.
(3)	Impairment losses and debt defeasance related to real estate are not added back in our reconciliation of net income to funds from operations; therefore, for periods in which impairment losses or debt defeasance are recognized, funds from operations is negatively impacted. We recognized impairment losses on real estate of $1.8 million and $2.9 million during the years ended December 31, 2003 and 2002, respectively. We recognized impairment loss on a mortgage loan of $2.9 million for the year ended December 31, 2004. We recognized debt defeasance of $5.3 million during the year ended December 31, 2004. The impairment losses totaling $1.8 million and $2.9 million for the years ended December 31, 2003 and 2002 respectively are included in the line item “income from discontinued operations” in our consolidated statements of income.

Funds from operations increased by $5.5 million for the year ended December 31, 2004 from the year ended December 31, 2003 and decreased by $5.7 million for the year ended December 31, 2003 from the year ended December 31, 2002 as a result of the factors discussed in the analysis of operating results.

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

In November 2004, the EITF reached a consensus on an approach for evaluating whether the criteria in paragraph 42 of Statement 144 have been met for the purposes of classifying the results of operations of a component of an entity that either has been disposed of or is classified as held for sale as discontinued operations. The consensus was incorporated into Appendix A (03-13A) of Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations.”

The guidance should be applied to a component of an enterprise that is either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. In accordance with the criteria prescribed in 03-13A, we evaluated our continuing involvement resulting from certain management agreements retained in relation to real estate sale transactions occurring during period and as a result of our evaluation determined that the results of operations from the sold properties should be classified within discontinued operations on our consolidated statements of income.

In December 2004, the Financial Accounting Standards Board Issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” a revision to Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” The Statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance.

The Statement which focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

The Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

The Statement, which is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 for public entities that do not file as small business issuers, will not have a material impact on our financial statements.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153, “Accounting for Non-monetary Transactions.” The statement requires non-monetary exchanges to be accounted for at fair value, recognizing any gain or loss, if the transactions meet a commercial-substance criterion and fair value is determinable. The statement is effective for non-monetary transactions occurring in fiscal years beginning after June 15, 2005. We believe that the implementation of this standard will not have a material impact on our consolidated financial position or results of operations.

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

Effective August 2004, we renewed our insurance which covers environmental conditions and business interruption if and when they occur. This policy covers both governmental and third-party claims associated with the covered environmental conditions. Our limits for loss under the policy are $10 million per occurrence and $10 million in the aggregate. We cannot assure you that these coverages will be sufficient to cover all costs of environmental issues that could arise.

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

The risk that some of our tenants may declare bankruptcy is higher because of the overall economic decline over the past several years. A significant portion of our income is derived from rental income on our properties. As of December 31, 2004, we had approximately 950 tenants, with the following 8 tenants representing approximately 23% of our aggregate annualized base rent and approximately 20% of our total net rentable square footage: International Business Machines, Kaiser Foundation Health Plan, 7-11, Inc., Northrop Grumman Corporation, General Services Administration, AT&T, CGI Group, Inc., and R.R. Donnelly. Currently, we derive approximately 33% of our total annualized base rental revenue from tenants in the computer systems design, management, scientific, technical and insurance industries. As a result, our distributable cash flow and ability to make expected distributions to our shareholders could be adversely affected if any of these industries is materially adversely affected by the economy or if a significant number of our tenants fail to pay their rent due to bankruptcy, weakened financial condition or otherwise. Our leases generally do not contain restrictions designed to ensure the creditworthiness of our tenants. From time to time a tenant may experience a downturn in its business. Such a downturn may weaken its financial condition, and it may stop paying rent when due. In addition, at any time, a tenant may seek the protection of the bankruptcy laws, which could result in delays in rental payments or in the rejection and termination of such tenant leases. These events would cause a reduction in our cash flow and the amounts available for distributions to our shareholders. We cannot assure you that tenants will not file for bankruptcy protection in the future or, if any tenants file, that they will affirm their leases and continue to make rental payments in a timely manner.

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

We are subject to several risks upon expiration of leases for space located at our properties. The leases may not be renewed, the space may not be relet or the terms of renewal or reletting, including the costs of required renovations, may be less favorable than current lease terms. Leases on a total of approximately 7.3% and 14.5% of the total net rentable square feet in our office and industrial properties, respectively, are scheduled to expire during 2005. If we are unable to relet promptly or renew the leases for a particular property or properties or if the rental rates upon such renewal or reletting are significantly lower than expected rates or if our budgets for these purposes prove to be inadequate, then our cash flow and ability to make expected distributions to our shareholders may be adversely affected.

Some of our properties may be subject to uninsured losses such as from earthquakes or acts of terrorism.

We carry comprehensive liability, fire, flood and, where appropriate, extended coverage and rental loss insurance with respect to our properties, with policy specifications, exclusions, deductibles and insured limits customarily carried for similar properties. There are, however, certain types of losses, such as from wars, that may be either uninsurable or the cost of obtaining insurance would be so high that it would be more prudent to accept the risk of loss. We currently maintain a separate $ 125 million blanket earthquake policy on the properties we own in Northern and Southern California and $100 million of terrorism coverage on all our properties. Should an uninsured loss or a loss in excess of insured limits occur, we could lose both capital invested in a property as well as the anticipated future revenue from the property but would continue to be obligated on any mortgage indebtedness or other obligations related to the property. Any such loss would adversely affect our business, financial condition and results of operations.

We carry insurance coverage on our properties of types and in amounts that we believe are in line with coverage customarily obtained by owners of similar properties. In response to the uncertainty in the insurance market following the terrorist attacks of September 11, 2001, the Federal Terrorism Risk Insurance Act was enacted in November 2002 to require regulated insurers to make available coverage for certified acts of terrorism (as defined by the statue) through December 31, 2004, subject to extension by the United States Department of Treasury through December 31, 2005. The Federal Terrorism Risk Insurance Act expires on December 31, 2005, unless extended, and therefore, we cannot currently anticipate whether the Act will renew upon expiration. In connection with the renewal of coverage for the policy year beginning August 1, 2005, we are currently evaluating coverage on terms and amounts comparable to our existing policies, subject to cost and market availability. Our current property insurance coverage carries a $300 million per occurrence limit.

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

As of December 31, 2004, we had $613.1 million of floating rate debt out of total debt, including both consolidated and unconsolidated joint venture debt, of $1.4 billion. Our pro rata share of both consolidated and unconsolidated floating rate and total debt equated to $553.8 million and $1.2 billion at December 31, 2004. We enter into interest rate swap agreements in the ordinary course of our business to hedge or modify our exposures to interest rate fluctuations. Of our pro rata share of floating rate debt, $360.7 million was swapped to fixed rate debt through various interest rate protection contracts with maturity dates ranging from July 2005 to October 2009. While our use of these derivatives is intended to allow us to better manage certain risks, it is possible that, over time, mis-matches may arise with respect to the derivatives and the cash market instruments they are intended to hedge. Discrepancies can also arise between the derivative and cash markets. Derivatives also have risks that are similar in type to the risks of the cash market instrument on which their values are based. For example, in times of market stress, sharp price movements or reductions in liquidity in the cash markets may be related to comparable or even greater price movements and reductions in liquidity in the derivative markets. Further, the risks associated with derivatives are potentially greater than those associated with the related cash market instruments because of the additional complexity and potential for leverage. In addition, derivatives may create credit risks, as well as legal, operational and other risks beyond those associated with the underlying cash market instruments on which their values are based. Credit risk involves the risk that a counterparty on a derivative transaction will not fulfill its contractual obligations. In an effort to limit credit risk, we have a policy that requires the counterparty to the transaction to have a credit rating no lower than A- by a nationally recognized rating agency at the time we enter into a derivative transaction. There can be no assurance, however, that our hedging strategy or techniques and policies for minimizing credit and other risks associated with our hedging activity will be effective, that our profitability will not be adversely affected during any period of changes in interest rates or that the costs of hedging will not exceed the benefits.

If we are unable to replace construction loans with permanent refinancing, we may have to sell the development properties at a loss.

If developments are financed through construction loans or if acquisitions are financed with short-term bridge loans in anticipation of later, permanent financing, there is a risk that upon completion of construction or the maturity of the bridge loans, permanent financing may not be available or may be available only on disadvantageous terms. As of December 31, 2004, we were a party to a $34.0 million construction loan with total outstanding borrowings of $8.9 million at December 31, 2004. The debt is an obligation of Prentiss/Collins Del Mar Heights, LLC which is owned 70% by our operating partnership and 30% by Collins Corporate Center, LLC. Our pro rata share of the outstanding borrowings equate to $6.3 million. In the event that upon maturity we are unable to obtain permanent financing for this property on favorable terms, we could be forced to sell such property at a loss or the property could be foreclosed upon by the lender and result in loss of income and asset value.

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

During 2004, we acquired approximately 2.3 million square feet of office property for gross consideration of approximately $274.1 million. Some of these properties have had relatively short or no operating history under our management; therefore, we have had limited control over the operation of these buildings. Our ability to manage our growth effectively will require us to integrate successfully our new acquisitions into our existing management structure.

Our redevelopment, development and construction activities may give rise to unexpected costs and can make it difficult to predict revenue potential.

We redevelop, develop and construct primarily office buildings. The risks associated with these activities include:

•	abandonment of redevelopment or development opportunities resulting in a loss of invested capital;

•	construction costs of a property exceeding original estimates potentially resulting in yields on invested capital lower than expected;

•	we may be unable to complete construction and/or leasing of a Property on schedule;

•	occupancy rates and rents at a newly renovated or completed property may not be sufficient to make the property profitable;

•	financing may not be available on favorable terms for redevelopment or development of a property possibly increasing the projected cost of the project;

•	permanent financing may not be available on favorable terms to replace short-term construction loans and construction and lease-up may not be completed on schedule, resulting in increased interest expense and construction costs;

•	all necessary zoning, land-use, building, occupancy and other required governmental permits and authorizations may not be obtained or may not be obtained on a timely basis resulting in possible delays, decreased profitability and increased management time and attention; and

•	increased management time required for such activities may divert their attention from other aspects of our business.

These risks and potential costs may adversely affect our results of operations.

The geographic concentration of our properties in markets which are in economic decline could have a material adverse effect on operating performance.

Properties located in the Mid-Atlantic, Midwest, Southwest, Northern California and Southern California provided approximately 26%, 17%, 36%, 10% and 11%, respectively, of total rental income for the year ended December 31, 2004. Like other real estate markets, these commercial real estate markets have experienced economic downturns in the past, and future declines in any of these economies or real estate markets could adversely affect our cash available for distribution. Our financial performance and ability to make distributions to our shareholders are, therefore, particularly sensitive to the economic conditions in these markets. The local economic climate, which may be adversely impacted by business layoffs or downsizing, industry slowdowns, changing demographics and other factors, and local real estate conditions, such as oversupply of or reduced demand for office, industrial and other competing commercial properties, may affect our revenues and the value of our properties, including properties to be acquired or developed. We cannot assure you that these local economies will grow in the future.

Changes in market conditions including capitalization rates applied in real estate acquisitions could impact our ability to grow through acquisitions.

Acquisitions are a key component of our external growth strategy. We selectively pursue acquisitions in our core markets when long-term yields make acquisitions attractive. We compete with numerous property owners for the acquisition of real estate properties. Some of our competitors may be willing to accept lower yields on their investments impacting our ability to acquire real estate assets and thus limit our external growth.

Changes in capitalization rates applied to real estate assets could impact the market value of our assets.

From time to time, we sell real estate assets. If market conditions change and buyers of real estate assets demand higher yields on their investments, the market value of our assets will decline.

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

Segment	Competitors
Mid-Atlantic	Boston Properties, CarrAmerica Realty Corp., Corporate Office Properties Trust, Equity Office Properties, Trizec, Vornado Realty Trust

Midwest	CarrAmerica Realty Corp., Duke Realty Corp., Equity Office Properties, Hines, John Buck Co., Marvin Herb, Tishman Speyer, Transwestern, Trizec Properties, Inc.

Southwest	CarrAmerica Realty Corp., Crescent Real Estate Equities, Equity Office Properties, Lincoln Property Co., Trammell Crow Co., Trizec Properties, Inc.

Northern California	Boston Properties, CarrAmerica Realty Corp., Equity Office Properties, RREEF, Shorenstein Co.

Southern California	Arden Realty, CarrAmerica Realty Corp., Equity Office Properties, Kilroy Realty Corp., Lowe Enterprises, RREEF

This competition could have an adverse effect on our operating performance because some of these competing properties may be newer, better-located or better-capitalized than our properties.

Property ownership through partnerships and joint ventures could subject us to the contrary business objectives of our partners or co-venturers.

Through Prentiss Properties Acquisition Partners, L.P., our operating partnership, we own non-controlling interests in real estate, including: (1) a non-controlling 50% interest in the Broadmoor Austin Associates and (2) a non-controlling 25% interest in Tysons International Partners, which in the aggregate represented approximately $2.4 million, or 3.9% of our net income for the year ended December 31, 2004. Our pro rata share of mortgage debt related to these unconsolidated interests is approximately $80.8 million, or 6.7% of our pro rata share of total debt outstanding, as of December 31, 2004. Through these interests, we act as managing venture partner and have the authority to conduct business affairs of each joint venture, subject to approval and veto rights of the other venture partner.

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

Through Prentiss Properties Acquisition Parnters, L.P., our operating partnership, we own a controlling 51% interest in Prentiss Office Investors, L.P. Prentiss Office Investors, L.P. was established on January 22, 2004 to acquire office properties in our core markets of Washington D.C./Northern Virginia, Chicago, Dallas/Ft. Worth, Northern California and San Diego/Orange County. The partnership was initially 99.9% owned by the operating partnership and was seeded by the transfer of several acquisitions including, 2291 Wood Oak Drive a single office building containing approximately 228,000 net rentable square feet located in Herndon Virginia, Corporate Lakes III a single office building containing approximately 124,000 net rentable square feet located in Chicago Illinois, and seven office buildings containing approximately 370,000 net rentable square feet located in Carlsbad California.

Pursuant to a joint venture agreement, effective February 1, 2004, Stichting Pensioenfonds ABP, a Netherlands based pension fund, acquired a 49% limited partnership interest in Prentiss Office Investors, L.P. for proceeds totaling $68.9 million. The joint venture is consolidated with and into the accounts of the operating partnership.

Pursuant to its limited partnership agreement, Prentiss Office Investors, L.P. will engage in a series of transactions pursuant to which it intends to acquire Class A office properties over an 18 to 30 month period in the geographic regions within the United States in which we currently conduct business. Class A office properties will not be acquired after the initial 18-30 month investment period unless our operating partnership, as general partner of Prentiss Office Investors, L.P., and Stichting Pensioenfonds ABP, as limited partner of Prentiss Office Investors, L.P., mutually agree to amend the limited partnership agreement to provide for a longer investment period. Prentiss Office Investors, L.P. anticipates incurring indebtedness in an aggregate amount of up to 60.0% of the undepreciated acquisition costs of all of the properties owned by Prentiss Office Investors, L.P. As a result, pursuant to its limited partnership agreement, Prentiss Office Investors, L.P. has the authority to invest up to $510.0 million during its 18-30 month investment period, which will include equity contributed to Prentiss Office Investors, L.P. and the indebtedness in an aggregate amount up to 60% of the undepreciated acquisition costs of all properties acquired by the partnership. At December 31, 2004, Prentiss Office Investors, L.P. owned 12 Class A office properties totaling 989,000 net rentable square feet with an aggregate undepreciated acquisition cost totaling approximately $192.2. Prentiss Office Investors, L.P. has totaled indebtedness of $115.7 million at December 31, 2004, representing 60.2% of the undepreciated acquisition cost of all the properties owned by the partnership.

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

Substantially all of our assets consist of our partnership interests in Prentiss Properties Acquisition Partners, L.P., our operating partnership. Our operating partnership holds substantially all of its properties and assets through subsidiaries. Our operating partnership, therefore, depends for substantially all of its revenue on cash distributions to it by its subsidiaries. The creditors and preferred security holders, if any, of each subsidiary are entitled to payment of the subsidiary’s obligations to them, when due and payable, before distributions may be made by the subsidiary to our operating partnership. Thus, our operating partnership’s ability to make distributions to its unit holders depends on its subsidiaries’ ability to satisfy their obligations to their creditors, preferred security holders, if any, and make distributions to our operating partnership. In addition, the right of our operating partnership unit holders to participate in any distribution of the assets of any of our operating partnership’s direct or indirect subsidiaries upon the liquidation, reorganization or insolvency of the subsidiary, and any consequent right of our operating partnership unit holders to participate in those assets, will be subject to the claims of the creditors and preferred security holders, if any, of the subsidiary. Thus, our ability to pay dividends to holders of our common shares depends on our operating partnership’s ability first to satisfy its obligations to its creditors, preferred security holders, if any, then to make distributions to us. In addition, our shareholders will have the right to participate in any distribution of the assets of any of our direct or indirect subsidiaries upon the liquidation, reorganization or insolvency of the subsidiary, and consequently to participate in those assets, only after the claims of the creditors, including trade creditors, and preferred security holders, if any, of the subsidiary are satisfied.

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

While we have operated and intend to continue to operate as a REIT for federal income tax purposes, if the IRS were to successfully challenge the tax status of the operating partnership or a non-corporate subsidiary as a partnership, or if we fail to qualify as a REIT for any taxable year, we would be subject to federal income tax at regular corporate rates. Unless entitled to relief under the Internal Revenue Code, we also would be disqualified from treatment as a REIT for the four taxable years following the disqualification year. We could also be subject to significantly increased state and local taxes. As a result, cash available for distribution would be materially reduced for each of the years involved.

In addition, we currently hold certain of our properties through a subsidiary that has elected to be taxed as a REIT and we may in the future determine that it is in our best interests to hold one or more of our other properties through one or more subsidiaries that elect to be taxed as REITs. If any of these subsidiaries fails to qualify as a REIT for federal income tax purposes, then we may also fail to qualify as a REIT for federal income tax purposes.

Although we intend to continue to operate as a REIT, future economic, market, legal, tax or other considerations may cause our board of trustees, with the consent of our shareholders holding at least a majority of all the outstanding common shares, to revoke the REIT election.

Changes in tax laws could affect our REIT status.

At any time, future legislation or administrative or judicial decisions or actions could affect our tax treatment or qualification as a REIT including tax liability, possibly with retroactive effect. While we do not anticipate any such decisions or actions, the rules dealing with federal and state income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. We cannot predict whether, when, in what forms, or with what effective dates, the tax laws applicable to us or an investment in us might be changed.

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

The interests of our existing securityholders could be diluted if additional equity securities are issued to finance future developments, acquisitions, or repay indebtedness. Our ability to execute our business strategy depends on our access to an appropriate blend of debt financing, including unsecured lines of credit and other forms of secured and unsecured debt, and equity financing, including common and preferred equity.

As of December 31, 2004, we have authorized 100,000,000 common shares, of which 54,937,160 common shares are either unissued or held in treasury for purposes other than the Key Employee Share Option Plan. In addition, we have granted options to purchase 4,509,881 common shares to executives officers, employees and trustees, of which options to purchase 647,251 common shares remain outstanding. We have reserved a total of 3,773,585 common shares and 1,334,931 common shares for issuance upon conversion of the Series D Preferred Shares and common units, respectively. Sales or issuances of a substantial number of common shares, or the perception that such sales could occur could adversely affect prevailing market prices of the common shares and dilute the percentage ownership held by our shareholders.

Limited partners of our operating partnership have the right to receive, in our or the general partner’s discretion, either cash or one common share, in exchange for each limited partnership unit they now hold, if and to the extent they tender such units for redemption. As of December 31, 2004, there were 1,334,931 common units of our operating partnership outstanding and held by partners other than Prentiss Properties Trust, and, if we or the general partner elect to redeem such units for common shares, these common units are exchangeable for 1,334,931 common shares. We are party to registration rights agreements under which we are required to register the issuance of common shares which we may issue upon the redemption by the holders of units of limited partnership interest in our operating partnership. We can make no prediction concerning the effect that such issuance or future sales of any such common shares will have on market prices.

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

We are dependent on the efforts of our chairman and chief executive officer, Messrs. Prentiss and August. The loss of their services could have an adverse effect on our operations. Each of Messrs. Prentiss and August has entered into an employment agreement which will expire in January 2009 and May 2005, respectively. Messrs. Prentiss and August have agreed in their employment agreements that for a period of two years after they are no longer employed by us they will not enter into employment with any company which is in a business that is competitive to our business. If this provision, or if similar provisions in other employment agreements with our other employees, is determined to not be binding on Messrs. Prentiss or August, or any other employee, those persons would be able to enter into employment with companies which compete with us immediately after those persons ceased to be employed by us.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is to changes in interest rates as a result of our revolving credit facility and long-term debt. At December 31, 2004, we had total consolidated indebtedness of approximately $1.2 billion. Our interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, we manage our exposure to fluctuations in market interest rates for our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. In addition, we may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps and floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable rate debt. We do not enter into derivative or interest rate transactions for speculative purposes. Approximately 48.6% of our outstanding consolidated debt was subject to fixed rates with a weighted average interest rate of 7.33% at December 31, 2004. Of the remaining $613.1 million, or 51.4%, representing our variable rate debt, $395.0 million was effectively locked at an interest rate before the spread over LIBOR, of 3.88% through our interest rate swap agreements. We regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

The following table provides information about our financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations outstanding at December 31, 2004, the table presents principal cash flows and related weighted average interest rates for the debt outstanding during the periods. For interest rate swaps, the table presents notional amounts that expire and weighted average interest rates for in-place swaps during the period. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on 30-day LIBOR as of December 31, 2004. The fair value of our fixed rate debt indicates the estimated principal amount of debt having similar debt service requirements, which could have been borrowed by us at December 31, 2004. The rate assumed in the fair value calculation of fixed rate debt is equal to 5.50%, representing our estimated borrowing rate for fixed rate debt instruments similar in term to those outstanding at December 31, 2004. The fair value of our variable to fixed interest rate swaps indicates the estimated amount that would have been paid by us had they been terminated at December 31, 2004.

	Expected Maturity Date (in thousands)
	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
Liabilities
Long-Term Debt:
Fixed Rate	$52,308	$9,704	$192,182	$6,048	$59,411	$259,130	$578,783	$620,349
Average Interest Rate	7.33%	7.51%	7.44%	7.42%	7.45%	7.48%	—	—
Variable Rate	$66,000	—	$256,428	$100,000	$190,700	—	$613,128	$613,128
Average Interest Rate	3.65%	3.63%	3.59%	3.54%	3.45%	—	—	—

Interest Rate Derivatives
Interest Rate Swaps:
Variable to Fixed	$40,000	$50,000	$75,000	$150,000	$80,000	—	$395,000	$(1,046)
Avg. Pay Rate	3.88%	3.56%	3.64%	3.87%	—	3.65%	—	—
Avg. Receive Rate	2.40%	2.40%	2.40%	2.40%	2.40%	2.40%	—	—

The table incorporates only those exposures that exist as of December 31, 2004 and does not consider exposures or positions which could arise after that date. In addition, because firm commitments are not represented in the table above, the information presented therein has limited predictive value. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during future periods, prevailing interest rates, and our hedging strategies at that time. There is inherent rollover risk for borrowings as they mature and are renewed at current market rates. At December 31, 2004, our variable rate debt outstanding was approximately $613.1 million with an average interest rate of approximately 3.65%. Exclusive of our interest rate swap agreements, if 30-day LIBOR increased 100 basis points, total interest expense would increase approximately $6.1 million. The total extent of market risk is not quantifiable or predictable because of the variability of future interest rates and our financing requirements.

Item 8. Financial Statements and Supplementary Data

Financial Statements and the Financial Statement Schedule appear at page F-1 to page F-47 of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A. Controls and Procedures

Management’s Report on Internal Control over Financial Reporting

Our internal control over financial reporting is a process, that under the supervision of and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our trustees; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that our controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As management, it is our responsibility to establish and maintain adequate internal control over financial reporting. As of December 31, 2004, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, we evaluated the effectiveness of our internal control over financial reporting using criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, we concluded that the Company maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Our Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

Disclosure Controls and Procedures

As of December 31, 2004, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 15d-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

PART III

Item 10. Trustees and Executive Officers of the Company

The information required by this item is incorporated by reference from our definitive proxy statement for our annual meeting of shareholders to be held on May 11, 2005.

Item 11. Executive Compensation

The information required by this item is incorporated by reference from our definitive proxy statement for our annual meeting of shareholders to be held on May 11, 2005.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item is incorporated by reference from our definitive proxy statement for our annual meeting of shareholders to be held on May 11, 2005.

Item 13. Certain Relationships and Related Transactions

The information required by this item is incorporated by reference from our definitive proxy statement for our annual meeting of shareholders to be held on May 11, 2005.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference from our definitive proxy statement for our annual meeting of shareholders to be held on May 11, 2005.

PART IV

Item 15. Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)	Financial Statements, Financial Statement Schedule and Exhibits

(1)	Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2004 and December 31, 2003

Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Comprehensive Income for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

Schedule II: Valuation and Qualifying Accounts

Schedule III: Real Estate and Accumulated Depreciation

(3)	Exhibits

EXHIBIT NO.	DESCRIPTION
3.1	Amended and Restated Declaration of Trust of the Registrant (filed as Exhibit 3.1 to our Form 10-K, filed on March 15, 2004, File No. 001-14516).

3.2	Second Amended and Restated Bylaws of the Registrant. (filed as Exhibit 3.2 to our Quarterly Report on Form 10-Q, filed on September 30, 2004, File No. 001-14516 and incorporated by reference herein)

3.3	Articles Supplementary, dated February 17, 1998, Classifying and Designating a Series of Preferred Shares of Beneficial Interest as Junior Participating Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest, Series B, and Fixing Distribution and Other Preferences and Rights of Such Shares (filed as an Exhibit to our Registration Statement on Form 8-A, filed on February 17, 1998, File No. 000-23813 and incorporated by reference herein).

3.4	Articles Supplementary, dated June 25, 1998, Classifying and Designating a Series of Preferred Shares of Beneficial Interest as Series B Cumulative Redeemable Perpetual Preferred Shares of Beneficial Interest and Fixing Distribution and Other Preferences and Rights of Such Shares (filed as Exhibit 3.5 to our Form 10-Q, filed on August 12, 1998, File No. 001-14516).

3.5	Articles Supplementary, dated March 20, 2001 (filed as Exhibit 3.6 to our Form 10-K, filed March 27, 2001, File No. 001-14516, and incorporated by reference herein).

3.6	Articles Supplementary Classifying and Designating a Series of Preferred Shares of Beneficial Interest as Series D Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest and Fixing Distribution and Other Preferences and Rights of such Shares, dated March 20, 2001 (filed as Exhibit 3.7 to our Form 10-K, filed March 27, 2001, File No. 001-14516, and incorporated by reference herein).

3.7	Articles Supplementary, dated January 4, 2002 (filed as Exhibit 3.7 to our Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

3.8	Articles Supplementary, dated February 24, 2004, declassifying the Series B Cumulative Redeemable Perpetual Preferred Shares (filed as Exhibit 3.10 to our Form 10-K, filed on March 15, 2004, File No. 001-14516).

4.1	Form of Common Share Certificate (filed as Exhibit 4.1 to our Registration Statement on Amendment No. 1 of Form S-11, File No. 333-09863, and incorporated by reference herein).

4.2	Amended and Restated Rights Agreement, dated January 22, 2002, between Prentiss Properties Trust and EquiServe Trust Company, N.A., as Rights Agent (filed as Exhibit 1 to Amendment No. 2 to our Registration Statement on Form 8-A, filed on February 6, 2002, File No. 000-014516).

4.3	First Amendment dated June 26, 2002 to the Amended and Restated Rights Agreement between Prentiss Properties Trust and Equiserve Trust Company, N.A. as Rights Agent (filed as Exhibit 2 to Amendment No. 3 to our Registration Statement on Form 8-A, filed on June 27, 2002. File No. 001-014516).

4.4	Second Amendment, dated October 21, 2003, to the Amended and Restated Rights Agreement between Prentiss Properties Trust and Equiserve Trust Company, N.A. as Rights Agent (filed as Exhibit 3 to Amendment No. 4 to our Registration Statement on Form 8-A, filed on January 26, 2004 File No. 001-014516).

4.5	Third Amendment, dated February 14, 2005, to the Amended and Restated Rights Agreement between Prentiss Properties Trust and Equiserve Trust Company, N.A. as Rights Agent (filed as Exhibit 4 to Amendment No.5 to our Registration Statement on Form 8-A, filed on February 16, 2005, File No. 001-014516 and incorporated by reference herein).

4.6	Form of Rights Certificate (included as Exhibit A to the Rights Agreement (Exhibit 4.2)).

4.7	Form of Series D Preferred Share Certificate (filed as Exhibit 4.4 to our Form 10-K, filed March 27, 2001, File No. 001-14516, and incorporated by reference herein).

10.1	1996 Share Incentive Plan (filed as Exhibit 10.25 to Amendment No. 1 to our Registration Statement on Form S-11, File No. 333-09863, and incorporated by reference herein).

10.2	First Amendment, effective as of May 6, 1997, to the 1996 Share Incentive Plan (filed as Exhibit 4.6 to our Registration Statement on Form S-8, File No. 333-79623, filed on May 28, 1999, and incorporated by reference herein).

10.3	Second Amendment, effective as of May 5, 1998, to the 1996 Share Incentive Plan (filed as Exhibit 4.7 to our Registration Statement on Form S-8, File No. 333-79623, filed on May 28, 1999, and incorporated by reference herein).

10.4	Third Amendment, effective as of May 9, 2001, to the 1996 Share Incentive Plan (filed as Exhibit 4.5 to our Registration Statement on Form S-8, File No. 333-68520, filed on August 28, 2001, and incorporated by reference herein).

10.5	Amendment No. 4, effective as of October 15, 1996, to the 1996 Share Incentive Plan (filed as Exhibit 10.5 to our Form 10-Q, filed November 14, 2002, File No. 001-14516).

10.6	Amendment No. 5, effective as of October 23, 2002, to the 1996 Share Incentive Plan (filed as Exhibit 10.6 to our Form 10-Q, filed November 14, 2002, File No. 001-14516).

10.7	Sixth Amendment, effective as of May 5, 2004, to the 1996 Share Incentive Plan (filed as Exhibit 4.22 to the Registration Statement on Form S-8 filed on February 14, 2005, File No. 333-122824 and incorporated by reference herein).

10.8	Amended and Restated Trustees’ Share Incentive Plan, effective as of May 15, 2002 (filed as Exhibit 4.12 to our Registration Statement on Form S-8, File No. 333-97045, filed on July 24, 2002, and incorporated by reference herein).

10.9	Amendment No. 1, effective as of October 23, 2002, to the Amended and Restated Trustees’ Share Incentive Plan (filed as Exhibit 10.8 to our Form 10-Q, filed November 14, 2002, File No. 001-14516).

10.10	Amendment No. 2, effective as of May 5, 2004, to the Amended and Restated Trustees’ Share Incentive Plan (filed as Exhibit 4.25 to the Registration Statement on Form S-8 filed on February 14, 2005, File No. 333-122824 and incorporated by reference herein).

10.11	Trustees Share Incentive Plan (filed as Exhibit 4.8 to our Registration Statement on Form S-8, File No. 333-79623, filed on May 28, 1999, and incorporated by reference herein).

10.12	First Amendment, effective as of May 5, 1998, to the Trustees’ Share Incentive Plan (filed as Exhibit 4.9 to our Registration Statement on Form S-8, File No. 333-79623, filed on May 28, 1999, and incorporated by reference herein).

10.13	Second Amendment, effective as of March 1, 1999, to the Trustees’ Share Incentive Plan (filed as Exhibit 4.10 to our Registration Statement on Form S-8, File No. 333-79623, filed on May 28, 1999, and incorporated by reference herein).

10.14	Third Amendment, effective as of May 10, 2000, to the Trustees’ Share Incentive Plan (filed as Exhibit 10.8 to our Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.15	Form of Stock Option Agreement (filed as Exhibit 10.9 to our Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.16	Amended and Restated Share Purchase Plan, dated as of July 1, 2000 (filed as Exhibit 10.10 to our Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.17	Amendment No. 1, effective as of October 23, 2002, to the Amended and Restated Share Purchase Plan (filed as Exhibit 10.15 to our Form 10-Q, filed November 14, 2002, File No. 001-14516).

10.18	Key Employee Share Option Plan (filed as Exhibit 10.11 to our Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.19	Prentiss Properties Employee Savings Plan (filed as Exhibit 10.12 to our Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.20	Third Amended and Restated Employment Agreement, dated January 1, 2004 by and between Michael V. Prentiss and Prentiss Properties Trust. (filed as Exhibit 10.18 to our Form 10-K, filed on March 15, 2004, File No. 001-14516).

10.21	Amended and Restated Employment Agreement, dated May 10, 2000, by and between Thomas F. August and Prentiss Properties Trust (filed as Exhibit 10.21 to our Form 10-K, filed on March 27, 2001, and incorporated herein by reference).

10.22	Third Amended and Restated Agreement of Limited Partnership of Prentiss Properties Acquisition Partners, L.P., dated as of October 1, 2001 (filed as Exhibit 10.15 to our Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.23	First Amendment, dated as of December 18, 2001, to the Third Amended and Restated Agreement of Limited Partnership of Prentiss Properties Acquisition Partners, L.P., dated as of December 18, 2001 (filed as Exhibit 10.16 to our Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.24	Second Amendment, dated as of January 3, 2002, to the Third Amended and Restated Agreement of Limited Partnership of Prentiss Properties Acquisition Partners, L.P., dated as of October 1, 2001 (filed as Exhibit 10.17 to our Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.25	Third Amendment to the Third Amended and Restated Agreement of Limited Partnership of Prentiss Properties Acquisition Partners, L.P. (filed as Exhibit 10.40 to our Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.26	Fourth Amendment to the Third Amended and Restated Agreement of Limited Partnership of Prentiss Properties Acquisition Partners, L.P. (filed as Exhibit 10.20 to our Form 10-Q, filed August 14, 2002, File No. 001-14516).

10.27	Fifth Amendment to the Third Amended and Restated Agreement of Limited Partnership of Prentiss Properties Acquisition Partners, L.P. (filed as Exhibit 99.1 to our Form 8-K, File No. 001-14516, filed on August 14, 2003).

10.28	Sixth Amendment to the Third Amended and Restated Agreement of Limited Partnership of Prentiss Properties Acquisition Partners, L.P. (filed as Exhibit 10.2 to our Form 10-Q, File No. 001-14516, filed on November 12, 2003).

10.29	Seventh Amendment to the Third Amended and Restated Agreement of Limited Partnership of Prentiss Properties Acquisition Partners, L.P. (filed as Exhibit 10.27 to our Form 10-K, filed on March 15, 2004, File No. 001-14516).

10.30	Eighth Amendment to the Third Amended and Restated Agreement of Limited Partnership of Prentiss Properties Acquisition Partners, L.P. (filed as Exhibit 10.28 to our Form 10-K, filed on March 15, 2004, File No. 001-14516).

10.31	Series E Cumulative Redeemable Preferred Partnership Units Repurchase Agreement, dated February 4, 2004, by and between Prentiss Properties Acquisition Partners, L.P. and Brandywine Operating Partnership, L.P. (filed as Exhibit 10.29 to our Form 10-K, filed on March 15, 2004, File No. 001-14516).

10.32	Series B Preferred Unit Redemption Agreement, dated February 24, 2004, by and between Prentiss Properties Acquisition Partners, L.P., Belrose Realty Corporation, Belmar Realty Corporation, Belport Realty Corporation and Belshire Realty Corporation (filed as Exhibit 10.30 to our Form 10-K, filed on March 15, 2004, File No. 001-14516).

10.33	Credit Agreement, dated May 22, 2003, among Prentiss Properties Acquisition Partners, L.P., as Borrower, Eurohypo AG, New York Branch, as Administrative Agent, Bank One, NA, as Syndication Agent, and other lenders as named therein, (filed as Exhibit 10.2 to our Form 10-Q, File No. 001-14516, filed on August 14, 2003).

10.34	Stock Purchase Agreement, dated January 1, 2003, by and between Prentiss Properties Acquisition Partners, L.P. and Ampulla LLC, a single member Limited Liability Company, owned by Michael V. Prentiss, Chairman of the Board of Prentiss Properties Trust, (filed as Exhibit 10.3 to our Form 10-Q, File No. 001-14516, filed on August 14, 2003).

10.35	Exchange Agreement, dated as of March 20, 2001, by and among Prentiss Properties Trust, Prentiss Properties Acquisition Partners, L.P. and Security Capital Preferred Growth Incorporated (filed as Exhibit 10.14 to our Form 10-K, filed on March 27, 2001, and incorporated herein by reference).

10.36	Registration Rights Agreement, dated as of March 20, 2001, by and among Prentiss Properties Trust and Security Capital Preferred Growth Incorporated (filed as Exhibit 10.15 to our Form 10-K, filed on March 27, 2001, and incorporated by reference herein).

10.37	Second Amendment and Restatement of the Agreement, dated March 22, 2002, among Prentiss Properties Acquisition Partners, L.P., as Borrower, Bank One, N.A., as Administrator, Bank of America, N.A., as Syndication Agent, Dresdner Bank, AG as Documentation Agent and each of the Lenders that are signatory therein (filed as Exhibit 10.1 to our Post-Effective Amendment No. 2 to Form S-3, File No. 333-49433, filed July 26, 2002 and incorporated by reference herein).

10.38	Credit Agreement, dated March 16, 2001, among Prentiss Properties Acquisition Partners, L.P., as Borrower, Commerzbank AG, New York Branch, as Administrative Agent, Sole Arranger and Sole Book Runner, Fleet National Bank, as Syndication Agent, LaSalle Bank National Association, as Documentation Agent and each of the Lenders named therein (filed as Exhibit 10.21 to our Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.39	First Amendment, dated as of November 28, 2000, to the Credit Agreement, dated September 30, 1999, among Prentiss Properties Acquisition Partners, L.P., as Borrower, Bank One, N.A., as Administrative Agent, Mellon Bank and Union Bank of California as co-documentation agents (filed as Exhibit 10.23 to our Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.40	Second Amended and Restated Credit Agreement, dated as of February 19, 2004, by and among Prentiss Properties Acquisition Partners, L.P., Bank One, NA, Bank of America, N.A., Dresdner Bank AG, Commerzbank AG, Societe Generale Southwest Agency and the lenders named therein (filed as Exhibit 10.38 to our Form 10-K, filed on March 15, 2004, File No. 001-14516).

10.41	Amended and Restated Credit Agreement, dated as of March 2, 2004, among Prentiss Properties Acquisition Partners, L.P. as Borrower, Eurohypo AG, New York Branch, as Sole Arranger and Sole Book Runner, Bank One, NA as Syndication Agent, and other Lenders as named therein (filed as Exhibit 10.39 to our Form 10-Q, filed on May 1, 2004, File No. 001-14516 and incorporated by reference herein).

10.42	Promissory Note, dated as of June 1, 1999, by and between Prentiss Properties Limited, Inc. and Christopher M. Hipps (filed as Exhibit 10.35 to our Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.43	Promissory Note, dated as of January 1, 2002, by and between Prentiss Properties Limited, Inc. and Daniel Cushing (filed as Exhibit 10.36 to our Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.44	Promissory Note, dated as of June 14, 2002, by and among Prentiss Properties Limited, Inc. and Daniel Cushing (filed as Exhibit 10.45 to our Form 10-K, filed March 28, 2003, File No. 001-14516, and incorporated by reference herein).

10.45	Purchase Agreement, dated February 25, 2002, by and among Prentiss Properties Trust, Prentiss Properties Acquisition Partners, L.P., Prentiss Properties I, Inc. and Salomon Smith Barney Inc. (filed as Exhibit 10.38 to our Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.46	Registration Rights Agreement, dated February 25, 2002, by and among Prentiss Properties Trust and Salomon Smith Barney Inc. (filed as Exhibit 10.39 to our Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.47	Sales Agreement by and between Prentiss Properties Trust and Brinson Patrick Securities Corporation, dated June 10, 2002 (filed as Exhibit 1.1 to our Post Effective Amendment No. 2 to Form S-3, File No. 333-49433, filed on July 26, 2002).

10.48	Amendment to Sales Agreement by and between Prentiss Properties Trust and Brinson Patrick Securities Corporation, dated May 5, 2004 (filed as Exhibit 10.51 to our Form 10-Q, filed on May 1, 2004, File No. 001-14516 and incorporated by reference herein).

10.49	Sales Agreement by and between Prentiss Properties Trust and Brinson Patrick Securities Corporation, dated May 28, 2004 (filed as Exhibit 1.1 to our Form S-3, File No. 333-116034, filed on May 28, 2004).

10.50	Amended and Restated Limited Partnership Agreement of Prentiss Office Investors, L.P., dated January 29, 2004 (filed as Exhibit 10.50 to our Form 10-K, filed on March 15, 2004, File No. 001-14516).

10.51	Prentiss Properties Executive Choice Share Deferral Plan (filed as Exhibit 10.1 to our Form 10-Q, filed May 15, 2003, File No. 001-14516, and incorporated by reference herein).

10.52	Prentiss Properties Executive Choice Deferred Compensation Plan (filed as Exhibit 10.2 to our Form 10-Q, filed May 15, 2003, File No. 001-14516, and incorporated by reference herein).

10.53	Prentiss Properties Executive Choice Deferred Compensation Plan for Trustees (filed as Exhibit 10.3 to our Form 10-Q, filed May 15, 2003, File No. 001-14516, and incorporated by reference herein).

10.54	Prentiss Properties Executive Choice Share Deferral Plan for Trustees (filed as Exhibit 10.4 to our Form 10-Q, filed May 15, 2003, File No. 001-14516, and incorporated by reference herein).

10.55	Form of Indemnification Agreement entered into between Prentiss Properties Trust and Officers and Trustees of Prentiss Properties Trust (filed as Exhibit 10.53 to our Form 10-Q, filed November 8, 2004 and incorporated by reference herein).

21.1*	List of Subsidiaries

23.1*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRENTISS PROPERTIES TRUST

By:	/s/ Scott W. Fordham
Scott W. Fordham
Senior Vice President and Principal Accounting Officer

Date: March 14, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature
March 14, 2005	/s/ Michael V. Prentiss
Michael V. Prentiss Chairman of the Board and Trustee

March 14, 2005	/s/ Thomas F. August
Thomas F. August President and Chief Executive Officer Trustee

March 14, 2005	/s/ Michael A. Ernst
Michael A. Ernst Executive Vice President and Chief Financial Officer

March 14, 2005	/s/ Scott W. Fordham
Scott W. Fordham Senior Vice President and Principal Accounting Officer

March 14, 2005	/s/ Thomas J. Hynes, Jr.
Thomas J. Hynes, Jr. Trustee

March 14, 2005	/s/ Barry J.C. Parker
Barry J.C. Parker Trustee

March 14, 2005	/s/ Dr. Leonard M. Riggs, Jr.
Dr. Leonard M. Riggs, Jr. Trustee

March 14, 2005	/s/ Ronald G. Steinhart
Ronald G. Steinhart Trustee

March 14, 2005	/s/ Lawrence A. Wilson
Lawrence A. Wilson Trustee

PRENTISS PROPERTIES TRUST

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders

of Prentiss Properties Trust:

We have completed an integrated audit of Prentiss Properties Trust’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Prentiss Properties Trust and its subsidiaries (the “Company”) at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a) (2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note (2) to the consolidated financial statements, effective January 1, 2003, the Company adopted the provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure,” effective July 1, 2003, the Company adopted the provisions of Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” and effective January 1, 2004, the Company adopted the provisions of FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities.”

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Dallas, Texas
March 14, 2005

PRENTISS PROPERTIES TRUST

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2004	2003
ASSETS

Operating real estate:
Land	$341,321	$325,623
Buildings and improvements	1,789,043	1,727,056
Less: accumulated depreciation	(234,007)	(210,944)

	1,896,357	1,841,735

Construction in progress	23,417	—
Land held for development	59,014	47,202
Deferred charges and other assets, net	260,283	210,420
Notes receivable, net	1,500	15,904
Accounts receivable, net	55,772	47,412
Cash and cash equivalents	8,586	5,945
Escrowed cash	9,584	11,913
Investments in securities and insurance contracts	3,279	2,579
Investments in unconsolidated joint ventures	12,943	14,215
Interest rate hedges	2,804	1,768

Total assets	$2,333,539	$2,199,093

LIABILITIES AND SHAREHOLDERS’ EQUITY

Mortgages and notes payable	$1,191,911	$1,029,035
Interest rate hedges	3,850	9,842
Accounts payable and other liabilities	105,304	84,366
Mandatorily redeemable preferred units	—	10,000
Distributions payable	28,103	28,986

Total liabilities	1,329,168	1,162,229

Minority interest in operating partnership	24,990	123,058

Minority interest in real estate partnerships	35,792	1,565

Commitments and contingencies

Preferred shares $.01 par value, 20,000,000 shares authorized, 3,773,585 shares issued and outstanding	100,000	100,000
Common shares $.01 par value, 100,000,000 shares authorized, 48,268,845 and 45,772,383 (includes 3,286,957 and 3,159,089 in treasury) shares issued and outstanding at December 31, 2004 and 2003, respectively	483	458
Additional paid-in capital	1,020,917	942,644
Common shares in treasury, at cost, 3,286,957 and 3,159,089 shares at December 31, 2004 and 2003, respectively	(82,694)	(78,000)
Unearned compensation	(3,386)	(2,176)
Accumulated other comprehensive income	(302)	(7,198)
Distributions in excess of earnings	(91,429)	(43,487)

Total shareholders’ equity	943,589	912,241

Total liabilities and shareholders’ equity	$2,333,539	$2,199,093

The accompanying notes are an integral part of these consolidated financial statements.

PRENTISS PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year Ended December 31,
	2004	2003	2002
Revenues:
Rental income	$356,825	$314,718	$307,487
Service business and other income	13,909	16,769	4,386

	370,734	331,487	311,873

Operating expenses:
Property operating and maintenance	91,681	80,583	75,235
Real estate taxes	39,406	31,274	35,119
General and administrative and personnel costs	11,803	10,988	10,361
Expenses of service business	9,998	10,513	—
Depreciation and amortization	92,315	72,483	61,944

	245,203	205,841	182,659

Other Expenses:
Interest expense	68,037	67,232	64,468
Amortization of deferred financing costs	2,343	2,284	1,832

Income from continuing operations before equity in income of unconsolidated joint ventures and unconsolidated subsidiaries, loss on investment in securities, impairment and minority interests	55,151	56,130	62,914

Equity in income of unconsolidated joint ventures and unconsolidated subsidiaries	2,429	2,555	3,154
Loss on investment in securities	(420)	—	—
Loss from impairment of mortgage loan	(2,900)	—	—
Minority interests	(2,744)	(10,227)	(10,450)

Income from continuing operations	51,516	48,458	55,618

Discontinued operations:
Income from discontinued operations	3,354	6,034	10,966
Gain/(loss) from disposition of discontinued operations	11,957	(4,457)	8,430
Loss from debt defeasance related to sale of real estate	(5,316)	—	—
Minority interests related to discontinued operations	(310)	(53)	(733)

	9,685	1,524	18,663

Income before gain on sale of land and an interest in a real estate partnership	61,201	49,982	74,281

Gain on sale of land and an interest in a real estate partnership	1,222	9,435	—

Net income	$62,423	$59,417	$74,281
Preferred dividends	(10,052)	(8,452)	(8,358)

Net income applicable to common shareholders	$52,371	$50,965	$65,923

Basic earnings per common share:
Income from continuing operations applicable to common shareholders	$0.96	$1.23	$1.23
Discontinued operations	$0.22	0.04	$0.49

Net income applicable to common shareholders – basic	$1.18	$1.27	$1.72

Weighted average number of common shares outstanding – basic	44,330	40,068	38,409

Diluted earnings per common share:
Income from continuing operations applicable to common shareholders	$0.96	$1.23	$1.22
Discontinued operations	$0.22	$0.04	$0.49

Net income applicable to common shareholders – diluted	$1.18	$1.27	$1.71

Weighted average number of common shares and common share equivalents outstanding – diluted	44,529	40,270	38,649

The accompanying notes are an integral part of these consolidated financial statements.

PRENTISS PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF CHANGES IN

SHAREHOLDERS’ EQUITY

For the Three Years Ending December 31, 2004

(dollars in thousands, except per share data)

	Total	Preferred shares	Common shares	Additional paid-in capital	Common shares in treasury	Unearned compensation	Accumulated other comprehensive income	(Distributions in excess of earnings)/ retained earnings
Balance at December 31, 2001	$819,800	$100,000	$421	$833,314	$(118,228)	$(2,556)	$(9,655)	$16,504

Issuance of 1,828,260 common shares	46,459		18	46,441
Restricted share grants (30,600 common shares)	—			859		(859)
Amortization of share grants	1,632					1,632
Share grants forfeited (12,777 shares)	—				(304)	304
Purchase of 494,365 treasury shares	(14,196)				(14,196)
Issuance of common shares in treasury (613,750 common shares)	16,535			2,283	14,252
Distributions declared ($2.22 per common share)	(85,807)							(85,807)
Preferred distributions declared ($2.22 per preferred share)	(8,358)							(8,358)
Unrealized loss on inv. in securities	(104)						(104)
Unrealized loss on interest rate hedges:
Unrealized loss for the period	(6,587)						(6,587)
Reclassification adjustment for loss included in earnings	578						578
Net Income	74,281							74,281

Balance at December 31, 2002	844,233	100,000	439	882,897	(118,476)	(1,479)	(15,768)	(3,380)

Issuance of 1,713,377 common shares	45,489		18	45,471
Restricted share grants (93,250 common shares)	—		1	2,432		(2,433)
Amortization of share grants	1,736					1,736
Common shares in deferred comp. plan	(2,150)			16	(2,166)
Purchase of 391,641 treasury shares	(12,098)				(12,098)
Issuance of common shares in treasury (2,300,000 common shares)	66,470			11,730	54,740
Distributions declared ($2.24 per common share)	(91,071)							(91,071)
Preferred distributions declared ($2.24 per preferred share)	(8,453)							(8,453)
Unrealized loss on inv. in securities	(83)						(83)
Share options expensed	98			98
Unrealized gain on interest rate hedges:
Unrealized gain for the period	8,390						8,390
Reclassification adjustment for loss included in earnings	263						263
Net income	59,417							59,417

Balance at December 31, 2003	912,241	100,000	458	942,644	(78,000)	(2,176)	(7,198)	(43,487)

Issuance of 2,399,012 common shares	72,964		24	72,940
Restricted share grants (97,450 common shares)	—		1	3,344		(3,345)
Amortization of share grants	2,006					2,006
Share grants forfeited (4,000 shares)	8				(129)	129		8
Common shares in deferred comp. plan	82			86	(4)
Purchase of 125,963 treasury shares	(4,561)				(4,561)
Redemption of Series B Preferred Units	—			1,600				(1,600)
Distributions declared ($2.24 per common share)	(100,320)							(100,320)
Preferred distributions declared ($2.24 per preferred share)	(8,453)							(8,453)
Unrealized gain on inv. in securities	191						191
Share options expensed	303			303
Unrealized gain on interest rate hedges	6,705						6,705
Net income	62,423							62,423

Balance at December 31, 2004	$943,589	$100,000	$483	$1,020,917	$(82,694)	$(3,386)	$(302)	$(91,429)

The accompanying notes are an integral part of these consolidated financial statements.

PRENTISS PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)

	Year Ended December 31,
	2004	2003	2002
Net income	$62,423	$59,417	$74,281

Unrealized gains and losses on securities:
Unrealized gains/(losses) arising during the period	191	(83)	(104)
Unrealized gains/(losses) on interest rate hedges:
Unrealized gains/(losses) arising during the period	6,705	8,390	(6,587)
Reclassification adjustment for losses included in earnings	—	263	578

Other comprehensive income	6,896	8,570	(6,113)

Comprehensive income	$69,319	$67,987	$68,168

The accompanying notes are an integral part of these consolidated financial statements.

PRENTISS PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Year Ended December 31,
	2004	2003	2002
Cash Flows from Operating Activities:
Net income	$62,423	$59,417	$74,281
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interests	3,054	10,280	11,183
(Gain)/loss from disposition of discontinued operations	(11,957)	4,457	(8,430)
Gain on sale of land and an interest in real estate partnership	(1,222)	(9,435)	—
Loss on impairment of discontinued operations	—	1,792	2,855
Loss on debt defeasance	5,316	—	—
Loss on investment in securities	420	—	—
Loss on impairment of mortgage loan	2,900	—	—
Provision for doubtful accounts	168	3,563	5,428
Depreciation and amortization	95,988	80,256	73,457
Amortization of deferred financing costs	2,343	2,284	1,832
Earnings in excess of distributions from joint ventures and unconsolidated subsidiaries	(88)	—	(162)
Non-cash compensation	3,370	2,687	1,757
Reclassification of accumulated other comprehensive income	—	263	578
Gain on derivative financial instrument	(323)	(312)	(301)
Changes in assets and liabilities:
Deferred charges and other assets	(7,148)	(2,434)	(3,585)
Accounts receivable	(11,854)	(11,319)	(4,081)
Escrowed cash	2,924	(1,430)	3,191
Other payables/receivables (affiliates)	—	—	2,971
Accounts payable and other liabilities	11,935	(6,444)	(363)

Net cash provided by operating activities	158,249	133,625	160,611

Cash Flows from Investing Activities:
Development/redevelopment of real estate	(15,347)	(11,002)	(26,294)
Purchase of real estate	(241,451)	(181,706)	(113,985)
Purchase of mortgage loan	—	—	(47,000)
Capitalized expenditures for in-service properties	(54,396)	(35,236)	(27,187)
Proceeds from the sale of real estate	151,023	85,116	54,631
Distributions in excess of earnings of joint ventures and unconsolidated subsidiaries	—	315	—
Proceeds from the sale of joint venture interest in a real estate partnership	69,338	—	—
Proceeds from repayment of notes receivable	11,504	—	—
Purchase of interest in Prentiss Properties Resources, Inc.	—	(67)	—
Cash from consolidation of Prentiss Properties Resources, Inc.	—	461	—
Proceeds from the sale of investments	1,107	—	—
Investments in securities and insurance contracts	(782)	(185)	(670)

Net cash used in investing activities	(79,004)	(142,304)	(160,505)

Cash Flows from Financing Activities:
Net proceeds from sale of common shares	66,496	100,801	52,558
Redemption of preferred units	(105,000)	—	(50,535)
Repurchase of operating partnership units	(891)	—	—
Purchase of treasury shares	—	—	(2,472)
Capital contribution from consolidated joint ventures	26,874	190	1,488
Distributions paid to limited partners	(63,397)	(3,347)	(3,320)
Distributions paid to common shareholders	(98,959)	(89,020)	(83,776)
Distributions paid to preferred shareholders	(8,452)	(8,452)	(8,264)
Distributions paid to preferred unitholders	(3,176)	(8,636)	(9,843)
Payment of debt defeasance cost on debt extinguishment	(5,316)	—	—
Proceeds from mortgages and notes payable	824,161	566,685	559,800
Repayments of mortgages and notes payable	(708,944)	(548,677)	(456,507)

Net cash (used in)/provided by financing activities	(76,604)	9,544	(871)

Net change in cash and cash equivalents	2,641	865	(765)
Cash and cash equivalents, beginning of year	5,945	5,080	5,845

Cash and cash equivalents, end of period	$8,586	$5,945	$5,080
Supplemental Cash Flow Information:
Cash paid for interest	$69,127	$69,094	$68,753

The accompanying notes are an integral part of these consolidated financial statements.

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(1) The Organization and 2004 Transactions

Organization

We are a self-administered and self-managed Maryland REIT that acquires, owns, manages, leases, develops and builds primarily office properties throughout the United States. We are self-administered in that we provide our own administrative services, such as accounting, tax and legal, through our own employees. We are self-managed in that we provide all the management and maintenance services that our properties require through our own employees, such as, property managers, leasing professionals and engineers. We operate principally through our operating partnership, Prentiss Properties Acquisition Partners, L.P., and its subsidiaries, and two management service companies, Prentiss Properties Resources, Inc. and its subsidiaries and Prentiss Properties Management, L.P. The ownership of the operating partnership was as follows at December 31, 2004 and 2003:

2004 (units in thousands)	Common Units	%	Series D Convertible Preferred Units	%
Prentiss Properties Trust	45,063	97.12%	3,774	100.00%
Third Parties	1,335	2.88%	—	0.00%

Total	46,398	100.00%	3,774	100.00%

2003 (units in thousands)	Common Units	%	Series D Convertible Preferred Units	%	Series B Preferred Units	%	Series E Preferred Units	%
Prentiss Properties Trust	42,696	96.66%	3,774	100.00%	—	0.00%	—	0.00%
Third Parties	1,475	3.34%	—	0.00%	1,900	100.00%	200	100.00%

Total	44,171	100.00%	3,774	100.00%	1,900	100.00%	200	100.00%

Our primary business is the ownership and operation of office and industrial properties throughout the United States. Our organization which includes approximately 475 employees consists of a corporate office located in Dallas, Texas and five regional offices each of which operates under the guidance of a member of our senior management team. The following are the 10 markets in which our properties are located with the first market being the location of each regional office:

Region	Market
Mid-Atlantic	Metropolitan Washington, DC
Midwest	Chicago, Suburban Detroit
Southwest	Dallas/Fort Worth, Austin, Denver
Northern California	Oakland, Silicon Valley
Southern California	San Diego, Los Angeles

As of December 31, 2004, we owned interests in a diversified portfolio of 124 primarily suburban Class A office and suburban industrial properties, the results of which of are consolidated with and into the accounts of operating partnership, as follows:

	Number of Buildings	Net Rentable Square Feet(1)(2)
		(in millions)
Office properties	97	16.0
Industrial properties	27	2.2

Total	124	18.2

(1)	Throughout this form 10-K, we use the term net rentable square feet and define the term as the area of a property for which a tenant is required to pay rent, which includes the actual rentable area plus a portion of the common areas of the property allocated to a tenant. Our calculation of the net rentable square feet as included herein is unaudited.
(2)	Our consolidated joint venture properties contain approximately 989,000 net rentable square feet, of which the minority interest holders’ pro rata share is 485,000 net rentable feet. Also, we have investments in unconsolidated joint venture properties which consist of 1.6 million net rentable square feet, our pro-rata share of which totals 669,000 net rentable square feet.

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

In addition to managing properties that we own, we manage approximately 9.8 million net rentable square feet in office, industrial and other properties for third parties.

We have determined that our reportable segments are those that are based on our method of internal reporting, which disaggregates our business based upon our five geographic regions. As of December 31, 2004, our reportable segments include (1) Mid-Atlantic; (2) Midwest; (3) Southwest; (4) Northern California; and (5) Southern California.

2004 Transactions

Joint Venture Arrangement

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

Pursuant to a joint venture agreement, effective February 1, 2004, Stichting Pensioenfonds ABP, a Netherlands based pension fund and unrelated third party, acquired a 49% limited partnership interest in Prentiss Office Investors, L.P. for proceeds totaling $68.9 million. As a result of the transaction, we recorded a gain on sale of $1.2 million. The joint venture is consolidated with and into the accounts of the operating partnership. Proceeds from the transaction were used to repay a portion of the outstanding borrowings under our revolving credit facility.

Acquisitions

During the year ended December 31, 2004, we acquired, from unrelated third parties, 8 office buildings totaling approximately 2.3 million net rentable square feet as detailed below:

Acquired Properties	Segment	Market	Month of Acquisition	Number of Buildings	Net Rentable Square Feet(1) (in thousands)	Acquisition Price(2) (in millions)
Cityplace Center	Southwest	Dallas/Ft. Worth	April 2004	1	1,296	$123.3
The Bluffs(3)	Southern Calif.	San Diego	May 2004	1	69	17.7
5500 Great America Parkway	Northern Calif.	Silicon Valley	May 2004	3	306	34.8
2101 Webster	Northern Calif.	Oakland	Oct. 2004	1	459	65.7
Lakeside I & II(3)	Midwest	Chicago	Oct. 2004	2	198	32.6

				8	2,328	$274.1

(1)	Net rentable square feet defines the area of a property for which a tenant is required to pay rent, which includes the actual rentable area plus a portion of the common areas of the property allocated to a tenant.
(2)	The acquisitions were funded with proceeds from our revolving credit facility, debt assumption, property sales and proceeds generated from the sale of common shares.
(3)	Acquisitions were acquired by Prentiss Office Investors, L.P., the joint venture described above. The net rentable square feet and acquisition price is presented at 100%. Each partner contributed their pro rata share of the purchase price of each property to Prentiss Office Investors, L.P. prior to acquisition.

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

On July 15, 2004, we acquired from an unrelated third party, approximately 7.7 acres of land in Del Mar, California for gross consideration of $15.1 million. The acquisition was funded with proceeds from our revolving credit facility.

Dispositions

During the year ended December 31, 2004, we sold, to unrelated third parties, 4 industrial buildings, containing approximately 91,000 net rentable square feet and 8 office buildings containing approximately 1.2 million net rentable square feet as detailed below:

Properties Sold	Segment	Market	Month of Disposition	Number of Buildings	Net Rentable Square Feet (in thousands)	Gross Proceeds(1) (in millions)
Natomas Corporate Center	Northern Calif.	Sacramento	May 2004	6	566	$80.7
Shadowridge Business Center	Southern Calif.	San Diego	July 2004	4	91	10.2
One Westchase Center	Southwest	Houston	Aug. 2004	1	466	44.2
1800 Sherman Avenue	Midwest	Chicago	Nov. 2004	1	136	18.2

				12	1,259	$153.3

(1)	We recognized a $12.0 million gain on the sale of the properties. Proceeds from the property sales were used to repay a portion of the outstanding borrowings under our revolving credit facility.

Development

During the year ended December 31, 2004, we transitioned a parcel of land from land held for development to construction in progress. The construction, which has an estimated total project cost of $48.1 million, includes a two building office project located in Del Mar, California and will contain approximately 158,000 net rentable square feet upon completion. The project which is currently 50% pre-leased is owned by Prentiss/Collins Del Mar Heights, LLC, a joint venture, owned 70% by our operating partnership and its affiliates and 30% by Collins Corporate Center, LLC, an unrelated third party. The accounts of Prentiss/Collins Del Mar Heights, LLC are consolidated with and into the accounts of our operating partnership. The December 31, 2004 carrying amount of this development project was $23.4 million.

Financing

On February 19, 2004, we renewed our $300 million revolving credit facility, including an extension of the maturity date from May 23, 2005 to February 19, 2007. The interest rate on the facility will fluctuate based on our overall leverage with a range between 30-day LIBOR plus 112.5 basis points and 30-day LIBOR plus 160 basis points. The pricing on the renewed facility represents a 12.5 basis point to 15.0 basis point pricing reduction across the leverage grid. The facility was substantially oversubscribed with initial commitments of $370 million. Banking participants in the revolving credit facility include Bank One as Administrative Agent; Bank of America as Syndication Agent; Commerzbank, EuroHypo and Societe General as Documentation Agents; PNC Bank, Sun Trust and Union Bank of California as Co-Agents; and Comerica Bank, KeyBank, Mellon Bank, and SouthTrust Bank as Lenders. On June 25, 2004, we exercised an accordion feature within our revolving credit facility expanding the facility’s overall borrowing capacity from $300 million to $375 million. Other terms of the facility remain unchanged.

On March 2, 2004, we negotiated an interest rate reduction on our $75.0 million unsecured term loan with Commerzbank AG. The interest rate which is based on overall leverage was reduced from 30-day LIBOR plus 125 to 175 basis points to 30-day LIBOR plus 112.5 to 160 basis points. In addition, the term loan which had an original maturity date of March 15, 2006 was extended to March 15, 2009.

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

On May 20, 2004, in connection with a real estate sales transaction, we exercised our right to complete a voluntary defeasance of the mortgage loan collateralized by the sold properties. Pursuant to the defeasance, we transferred the mortgage loan with an outstanding principal balance of $35.8 million to an unrelated successor entity. The buyer of the properties transferred proceeds totaling $41.1 million representing the proceeds necessary to acquire U.S. treasuries sufficient to cover the debt service of the mortgage loan from the defeasance date through maturity of the loan. We recognized a loss from debt defeasance of $5.3 million during the period which we included in discontinued operations. The amount used to repay the mortgage loan was funded with proceeds received from the properties sold.

On July 23, 2004, Prentiss Office Investors, L.P., completed a five-year, $10.7 million loan collateralized by a 69,000 net rentable square foot office building in San Diego, California. The loan, which is interest only until maturity, has an interest rate that fluctuates between 130 and 150 basis points over 30-day LIBOR depending on the property’s occupancy, and matures July 23, 2009. Proceeds from the loan were used to fund a pro rata capital distribution to the joint venture partners based on their ownership interest in Prentiss Office Investors, L.P. Our operating partnership used proceeds received from the capital distribution to repay a portion of the outstanding borrowings under our revolving credit facility.

On July 29, 2004, Prentiss Office Investors, L.P, completed a five-year $85.0 million loan, collateralized by nine office buildings owned by various subsidiaries of Prentiss Office Investors, L.P. located in Illinois, California and Virginia. The interest rate on the loan is 85 basis points over 30-day LIBOR and the monthly payments are interest only, with the principal of $85.0 million payable at its maturity on August 1, 2009. Proceeds from the loan were used to fund a pro rata capital distribution to the joint venture partners based on their ownership interest in Prentiss Office Investors, L.P. Our operating partnership used proceeds received from the capital distribution to repay a portion of the outstanding borrowings under our revolving credit facility.

On August 16, 2004, Prentiss/Collins Del Mar Heights, LLC, completed a three-year, $34.0 million construction loan with two one-year extension options to fund a portion of its 158,000 net rentable square foot office development project in Del Mar, California. Construction of the development project commenced during the second quarter of 2004. The loan which has an interest rate of 140 basis points over 30-day LIBOR matures September 1, 2007. The interest rate will drop 10 basis points if certain economic and occupancy targets are achieved. Borrowings under the construction loan, which totaled $8.9 million at December 31, 2004, were used to fund a portion of the development cost incurred to date.

On October 1, 2004, a $33.2 million, 6.92% fixed rate borrowing collateralized by a building located in Dallas, Texas was open for repayment without penalty. We repaid the outstanding balance using proceeds from our revolving credit facility.

On October 8, 2004, in connection with a property acquisition, we assumed a $46.0 million, 8.22% amortizing mortgage loan with a maturity date of November 1, 2005. We recorded the debt at $47.7 million representing our estimate of the fair market value of the debt on the date of acquisition. The fair value of the debt was calculated using an effective interest rate of 3.7% which represents our estimate of a market interest rate that we could have achieved on a 1-year collateralized mortgage loan on the date of acquisition.

On December 21, 2004, Prentiss Office Investors, L.P, completed a five-year $20.0 million loan, collateralized by two office buildings located in Waukegan, Illinois. The interest rate on the loan is 110 basis points over 30-day LIBOR and the monthly payments are interest only, with the principal of $20.0 million payable at its maturity on December 1, 2009. Proceeds from the loan were used to fund a pro rata capital distribution to the joint venture partners based on their ownership interest in Prentiss Office Investors, L.P. Our operating partnership used proceeds received from the capital distribution to repay a portion of the outstanding borrowings under our revolving credit facility.

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

During the period, we repaid approximately $40.4 million of our $70.4 million collateralized term loan scheduled to mature on September 30, 2004. The remaining $30.0 million was extended for a period of three years to mature on September 30, 2007 at 30-day LIBOR plus 115 basis points. The loan was previously collateralized by four properties including Willow Oaks I & II, 8521 Leesburg Pike, and the IBM Call Center. The amendment released the Willow Oaks properties from the collateral pool.

Interest Rate Swap Agreements

On January 28, 2004, our operating partnership completed two four-year interest rate swaps in a notional amount totaling $50.0 million. The interest rate swap, which effectively locks 30-day LIBOR at 3.819% on $50.0 million of our variable rate borrowings, matures October 1, 2008.

On March 10, 2004, our operating partnership completed a five-year interest rate swap in the notional amount of $30.0 million. The interest rate swap, which effectively locks 30-day LIBOR at 3.443% on $30.0 million of our variable rate borrowings, matures October 1, 2009.

On April 26, 2004, our operating partnership completed a five-year interest rate swap in a notional amount of $50.0 million. The interest rate swap, which effectively locks 30-day LIBOR at 3.935% on $50.0 million of our variable rate borrowings, matures May 1, 2009.

On June 23, 2004, Prentiss Office Investors, L.P., completed a four-year interest rate swap in a notional amount of $70.0 million. The interest rate swap, which effectively locks 30-day LIBOR at 4.139% $70.0 million of future variable rate borrowings, matures August 1, 2008.

Equity

During the year ended December 31, 2004, 2,496,462 common shares of beneficial interest, par value $.01, were issued. The table below details the common shares issued during the period, common shares placed in or removed from treasury during the period and the common shares outstanding at December 31, 2004:

Common shares outstanding at December 31, 2003	42,613,294

Common shares issued:
Dribble Plan (1)	1,634,300
Share options exercised	612,020
Conversion of operating partnership units	113,200
1996 Share Incentive Plan	97,450
Employees’ Share Purchase Plan	29,683
Dividend Reinvestment and Share Purchase Plan (2)	6,154
Trustees’ Share Incentive Plan	3,655

2,496,462

Common shares placed in/removed from treasury:
Common shares surrendered in connection with share options exercised	(125,963)
Restricted share grants forfeited	(4,000)
Common shares removed from treasury pursuant to our Key Employee Share Option Plan	2,095

Common shares outstanding at December 31, 2004	44,981,888

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(1)	On June 10, 2002, we entered into a securities sales agreement with Brinson Patrick Securities Corporation which we refer to as the Dribble Plan. Under the Dribble Plan we may sell, with Brinson Patrick acting as our sales agent, up to 3,000,000 of our common shares at the then market price directly to the public. During the year ended December 31, 2004, we issued 1,634,300 common shares through the Dribble Plan resulting in net proceeds of $54.1 million. The proceeds were used to repay a portion of the outstanding borrowings under our revolving credit facility. On May 28, 2004, we entered into an additional securities sales agreement with Brinson Patrick Securities Corporation covering 2,000,000 of our common shares in the form of the Dribble Plan that was adopted on June 10, 2002. Shares will be issuable pursuant to the May 28, 2004 Dribble Plan after all shares have been issued under the original Dribble Plan.
(2)	We have a Dividend Reinvestment and Share Purchase Plan which allows investors an option to purchase common shares by making optional cash investments of $100 to $5,000 in a given month for current shareholders or $500 to $5,000 for persons who are not current shareholders. The plan also allows shareholders to purchase our common shares by reinvesting all or a portion of cash dividends received on our common or preferred shares. Purchases of greater than $5,000 can be accomplished by us granting a waiver to the $5,000 limit. During the year ended December 31, 2004, pursuant to our Dividend Reinvestment and Share Purchase Plan, we issued 6,154 common shares resulting in net proceeds of $214,000. The proceeds were used to repay a portion of the outstanding borrowings under our revolving credit facility.

On February 4, 2004, pursuant to a unit repurchase agreement between our operating partnership and Brandywine Operating Partnership, L.P., we repurchased from Brandywine Operating Partnership, L.P. our outstanding 7.50% Series E Preferred Units and 26,768 common units held by Brandywine Operating Partnership, L.P. The Series E Preferred Units, which were classified as mandatorily redeemable preferred units, a liability, on our consolidated balance sheet, were repurchased at their liquidation value of $10.0 million plus accrued and unpaid dividends of $70,055. The common units, which were classified within minority interest in operating partnership on our consolidated balance sheet, were repurchased for $891,803 representing a per unit price of $33.316, calculated as the average of the daily market price of our common shares for the 10 consecutive trading days prior to the date of repurchase. Concurrent with the repurchase, Brandywine Operating Partnership, L.P. repaid two promissory notes totaling $8.9 million and accrued and unpaid interest of $282,308 due to our operating partnership. An amount totaling $1.7 million, representing the difference between the units repurchased and the proceeds from the promissory notes was paid by our operating partnership to Brandywine Operating Partnership, L.P. using funds from our revolving credit facility.

Using proceeds from our revolving credit facility, on February 24, 2004, we repurchased the operating partnership’s outstanding 8.30% Series B Cumulative Redeemable Perpetual Preferred Units, which were classified within minority interest in operating partnership on our consolidated balance sheet, for approximately $96.2 million, which included accrued and unpaid dividends of $1.2 million. An amount totaling $1.6 million representing the original issuance cost of the Series B Cumulative Redeemable Perpetual Preferred Units was subtracted from net income in arriving at net income applicable to common shareholders in accordance with EITF Topic No. D-42.

(2)	Summary of Significant Accounting Policies

Principles of Consolidation

Prentiss Properties Trust does not have any other significant assets, liabilities or operations, other than its investment in the operating partnership and subsidiaries of the operating partnership, nor does it have employees of its own. Except for variable interest entities, all majority-owned subsidiaries and affiliates where we have financial and operating control are included in the consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation. Except for variable interest entities in which we have determined that we are the primary beneficiary, investments in real estate joint ventures over which we have the ability to exercise significant influence, but over which we do not have financial or operating control, are accounted for using the equity method of accounting. Accordingly, our share of the earnings of these joint ventures is included in consolidated net income. We consolidate any variable interest entity in which we determine that we are the primary beneficiary.

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

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

We have evaluated our investments in Broadmoor Austin Associates and Tysons International Partners and determined that the consolidation of these entities by our operating partnership is not required pursuant to FASB Interpretation No. 46(R). In addition, we evaluated our investment in Prentiss Office Investors, L.P. and Prentiss/Collins Del Mar Heights, LLC and determined that Prentiss Properties Acquisition Partners, L.P. will absorb a majority of the expected losses and receive a majority of the expected residual return of the entities and as a result, in accordance with FASB Interpretation No. 46, as revised, the entities are consolidated with and into the accounts of Prentiss Properties Acquisition Partners, L.P.

Real Estate

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

We record above-market and below-market in-place lease values for acquired properties based on the present value (using a market interest rate which reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (2) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease for above-market leases and the initial term plus the term of the fixed rate renewal option, if any for below-market leases. We perform this analysis on a lease (tenant) by lease (tenant) basis. The capitalized above-market lease values are amortized as a reduction to rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values are amortized as an increase to rental income over the initial term plus the term of the fixed rate renewal option, if any, of the respective leases. During the year ended December 31, 2004, we allocated $7.1 million and $2.3 million of the purchase price of real estate acquired to below market and above market lease value which will be amortized over weighted average remaining lease lives of 9 years and 5 years, respectively.

Other intangible assets, in-place leases and tenant relationships, are calculated based on an evaluation of specific characteristics of each tenant’s lease. Our estimates of fair value for other intangibles includes an estimate

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

of carrying costs during the expected lease-up periods for the respective spaces considering current market conditions and the costs to execute similar leases. In estimating the carrying costs that would have otherwise been incurred had the leases not been in place, we include such items as real estate taxes, insurance and other operating expenses as well as lost rental revenue during the expected lease-up period based on current market conditions. Costs to execute similar leases include leasing commissions, legal and other related costs. The value of in-place leases is amortized to expense over the remaining non-cancelable term of the respective leases. Should a tenant terminate its lease, the unamortized portion of the in-place lease value would be charged to expense. During the year ended December 31, 2004, we allocated $21.1 million and $29.6 million to in-place leases and tenant improvements and leasing commissions which will be amortized over weighted average remaining lease lives of 6 years and 7 years, respectively.

Based on estimates of the fair value of the components of each real estate property acquired between January 1, 2003 and December 31, 2004, we allocated the purchase price as follows:

	Year Ended December 31,
(in thousands)	2004	2003
Land	$46,597	$33,173
Buildings and improvements	$183,250	$107,506
Tenant Improvements and leasing commissions	$29,641	$28,159
Below market lease value	$(7,122)	$(833)
Above market lease value	$2,342	$3,241
In-place leases	$21,099	$7,425
Above market debt	$(1,651)	$—

We classify real estate properties, leasehold improvements and land holdings as long-lived assets held for sale or long-lived assets to be held and used. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we record assets held for sale at the lower of the carrying amount or fair value, less cost to sell. With respect to assets classified as held and used, we periodically review these assets to determine whether our carrying amount will be recovered. All of our long-lived assets were classified as held and used at December 31, 2004. The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. We recognize an impairment loss to the extent the carrying amount is not recoverable. The impairment loss is the amount by which the carrying amount exceeds fair value.

As discussed above, we depreciate our buildings and improvements using the straight-line method over an estimated useful life of 30 to 40 years for office buildings and 25 to 30 years for industrial buildings. Interest expense and other directly related expenses incurred during construction periods are capitalized and depreciated commencing with the date the building is placed in service, on the same basis as the related asset. For the years ended December 31, 2004, 2003 and 2002, capitalized interest costs totaled $659,000, $416,000 and $3.4 million, respectively.

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

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and investments with maturities of three months or less from the date of purchase. The majority of our cash and cash equivalents are held at major commercial banks which may from time to time exceed the Federal Deposit Insurance Corporation limit of $100,000. We have not experienced any losses to date on our invested cash.

Escrowed Cash

Escrowed cash includes amounts established pursuant to certain agreements for real estate purchase and sale transactions and real estate tax, insurance and capital reserve deposits required pursuant to certain of our mortgage loan agreements.

Investments in Securities

At December 31, 2004, Investments in securities consist of investments in marketable securities held pursuant to our Key Employee Share Option Plan. We account for our investments in securities as “available for sale” in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Any decline in market value that is deemed to be other than temporary is recognized as a realized loss in the determination of net income for the period. No such realized loss has been recognized to date. Any change in the market value of the investments which is deemed temporary is included as an unrealized gain or loss in accumulated other comprehensive income on our consolidated balance sheet. At December 31, 2004, we have an accumulated unrealized gain of approximately $369,000 from our investments in securities. The unrealized gain is presented in accumulated other comprehensive income in our consolidated statement of changes in shareholders’ equity. In addition to the investments in marketable securities held pursuant to our Key Employee Share Option Plan, at December 31, 2003, we held a $423,000 investment in Narrowcast Communications Corporation, a provider of an electronic tenant information service known as Elevator News Network. The investment in Narrowcast Communications Corporation was carried at cost as it was not considered a marketable security under Statement of Financial Accounting Standards No. 115. During the year ended December 31, 2004, we received a return of our investment of approximately $3,000 and recorded a loss on investment of approximately $420,000.

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

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

Investments in Unconsolidated Joint Ventures

Except for ownership interest in a variable interest entity, we account for our investments in joint ventures using the equity method of accounting because we exercise significant influence over, but do not control these entities. These investments are recorded intially at cost and are adjusted for our share of equity in earnings, cash contributions and distributions. We report our share of income and losses based on our ownership interest in the entities. Any decline in market value that is deemed to be other than temporary is recognized as an impairment in equity in income of joint ventures. Any excess of carrying amount of our non-controlling interests over the book value of the underlying equity is amortized over 40 years from the date of purchase. For the three years ended December 31, 2004, we recognized amortization expense totaling approximately $254,000 per year.

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

Effective January 1, 2003, our operating partnership acquired for approximately $67,000, the voting stock of Prentiss Properties Resources, Inc., from Ampulla, LLC, a single member limited liability company owned by Michael V. Prentiss, Chairman of the Board of Prentiss Properties Trust. Prentiss Properties Resources, Inc. was incorporated in March 2001 to serve as a Taxable REIT Subsidiary and provide management and other services to our operating partnership and third-party clients. The management services business serves a broad base of clients, including major financial institutions and pension funds, large corporate users, real estate advisory firms and real estate investment groups. Through Prentiss Properties Resources, Inc. we offer a full range of fee-based services, including property management, leasing, tenant construction, insurance, accounting, tax, acquisition, disposition, facilities management, and corporate and asset management services. Prior to this transaction, we owned a 98% non-voting interest and accounted for our interest in Prentiss Properties Resources, Inc. using the equity method of accounting. Subsequent to this transaction, the operating partnership owns 100% of Prentiss Properties Resources, Inc. and we consolidate the accounts of Prentiss Properties Resources, Inc. with and into the accounts of the operating partnership. Taxable income from Prentiss Properties Resources, Inc. is subject to federal, state and local taxes.

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

Service business fees and other income items received are recognized as earned. Leasing fees are generally recognized upon tenant occupancy of the leased premises unless such fees are irrevocably due and payable upon lease execution, in which case recognition occurs on the lease execution date. Included in our service business and other income is interest income from cash deposits and notes receivable of $828,000, $1.8 million and $2.0 million for the years ended December 31, 2004, 2003, and 2002, respectively.

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

Mandatorily Redeemable Preferred Units

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which defines a mandatorily redeemable financial instrument as a financial instrument issued in the form of shares which embodies an unconditional obligation requiring the issuer to redeem the instrument by transferring its assets at a specified or determinable date or upon an event certain to occur. Due to the redemption provisions of our Series E Preferred Units, in accordance with Statement No. 150 we classified our Series E Preferred Units as mandatorily redeemable and thus a liability on our consolidated balance sheet at December 31, 2003. On February 4, 2004 the Series E Preferred Units were repurchased at their liquidation value.

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

Minority Interest

Minority interest in the operating partnership represents the limited partners’ proportionate share of the equity in our operating partnership. The operating partnership pays a regular quarterly distribution to the holders of common units. Income is allocated to minority interest based on the weighted average percentage ownership during the year.

Minority interest in real estate partnerships represents the other partners’ proportionate share of the equity in certain real estate partnerships. We have determined that either our operating partnership is the primary beneficiary of those real estate partnerships determined to be variable interest entities or that our operating partnership holds financial and operating control over those real estate partnerships determined not to be variable interest entities and thus, consolidates the accounts with and into the accounts of the operating partnership. Income is allocated to minority interest based on the weighted average percentage ownership during the year.

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

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosures about the fair value of financial instruments whether or not such instruments are recognizable in the balance sheet. Our financial instruments include receivables, cash and cash equivalents, escrowed cash, investments in securities, accounts payable, other accrued expenses, mortgages and notes payable and interest rate hedge agreements. The fair values of these financial instruments, other than the fixed rate mortgages and notes payable, are not materially different from their carrying or contract amounts. We estimate the fair value of our consolidated fixed rate mortgages and notes payable to exceed the carrying amount by $41.6 million at December 31, 2004.

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

During 2004, we recorded an increase in the fair value of our derivatives of $7.0 million. The increase of fair value was recorded as a credit of $6.7 million to other comprehensive income, and a gain in current period earnings of approximately $323,000.

On December 31, 2004, our derivative financial instruments were reported at their fair value as a liability of $3.8 million and an asset of $2.8 million. We have accumulated unrealized losses of $3.5 million and accumulated unrealized gains of $2.8 million presented in accumulated other comprehensive income on our consolidated balance sheet.

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

Earnings Per Share

We calculate earnings per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share,” which requires a dual presentation of basic and diluted earnings per share on the face of the income statement. Additionally, the statement requires a reconciliation of the numerator and denominator used in computing basic and diluted earnings per share. The table below presents a reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share for the years ended December 31, 2004, 2003 and 2002:

(in thousands, except per share data)	2004	2003	2002
Reconciliation of the numerator used for basic earnings per share
Income from continuing operations	$51,516	$48,458	$55,618
Preferred dividends	(10,052)	(8,452)	(8,358)
Gain on sale of land and an interest in a real estate partnership	1,222	9,435	—

Income from continuing operations applicable to common shareholders	$42,686	$49,441	$47,260

Discontinued operations	9,685	1,524	18,663

Net income applicable to common shareholders	$52,371	$50,965	$65,923

Reconciliation of the denominator used for basic earnings per share
Weighted average number of common shares outstanding	44,330	40,068	38,409

Basic earnings per common share	$1.18	$1.27	$1.72

Reconciliation of the numerator used for dilutive earnings per share
Income from continuing operations	$51,516	$48,458	$55,618
Preferred dividends	(10,052)	(8,452)	(8,358)
Gain on sale of land and an interest in a real estate partnership	1,222	9,435	—

Income from continuing operations applicable to common shareholders	$42,686	$49,441	$47,260

Discontinued operations	9,685	1,524	18,663

Net income applicable to common shareholders	$52,371	$50,965	$65,923

Reconciliation of the denominator used for dilutive earnings per share
Weighted average common shares outstanding	44,330	40,068	38,409
Preferred shares (1)	—	—	—
Options	127	181	240
Share grants	72	21	—

Weighted average number of common shares and common share equivalents outstanding	44,529	40,270	38,649

Diluted earnings per common share	$1.18	$1.27	$1.71

(1)	The following securities were not included in the diluted earnings per share computation because they would have had an antidilutive effect.

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

		Year Ended
(in thousands, except per share data)	Weighted Average Exercise Price	2004	2003	2002
Share options	29.51	—	15	—
Share options	29.99	—	37	—
Share options	31.35	—	37	37
Series D Convertible Preferred Shares		3,774	3,774	3,774

Total		3,774	3,863	3,811

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

Historically, we applied the intrinsic value based method of accounting as prescribed by APB Opinion 25 and related Interpretations in accounting for our share-based awards. Had we fully adopted Statements of Financial Accounting Standards No. 123, for awards issued prior to January 1, 2003, it would have changed our method for recognizing the cost of our plans. Had the compensation cost for our share-based compensation plans been determined consistent with Statement of Financial Accounting Standards No. 123, our net income and net income per common share for 2004, 2003, and 2002 would approximate the pro forma amounts below:

	Year Ended
(amounts in thousands, except per share data)	2004	2003	2002
Net income applicable to common shareholders as reported	$52,371	$50,965	$65,923
Add: Share-based employee compensation expense included therein	2,714	1,959	1,632
Deduct: Total share-based employee compensation expense determined under fair value method for all awards	(2,795)	(2,237)	(2,155)

Pro Forma net income applicable to common shareholders	$52,290	$50,687	$65,400

Earnings per share:
Basic – as reported	$1.18	$1.27	$1.72

Basic – pro forma	$1.18	$1.27	$1.70

Diluted – as reported	$1.18	$1.27	$1.71

Diluted – pro forma	$1.17	$1.26	$1.69

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(3) Deferred Charges and Other Assets, Net

Deferred charges and other assets consisted of the following at December 31, 2004 and 2003:

	(in thousands)
	2004	2003
Deferred leasing costs and tenant improvements	$311,320	$276,926
In-place leases	27,910	7,425
Above market lease values, net of amortization	5,666	3,324
Deferred financing costs	14,568	14,870
Prepaids and other assets	11,610	8,920

	371,074	311,465
Less: accumulated amortization	(110,791)	(101,045)

	$260,283	$210,420

(4) Notes Receivable

Our notes receivable balance of $1.5 million at December 31, 2004 is the result of a real estate transaction that included a non-recourse promissory note totaling $4.4 million, collateralized by a real estate property sold, maturing March 1, 2005, bearing interest at 7.95% per annum and requiring interest only payments until maturity. On December 22, 2004, we received correspondence from the borrower indicating an inability to fulfill their total obligation under the note. Due to the fact that our note receivable is subordinate to a first mortgage totaling approximately $12.0 million, we initiated an evaluation of the underlying real estate. Our evaluation was to determine whether the fair value of the property, less cost to sell would be sufficient to satisfy both the first mortgage and our note receivable. In our opinion, the fair value of the underlying real estate would not be sufficient to satisfy both the first mortgage and our note receivable and thus in the preparation of our financial statements, we recognized a $2.9 million write-down of the note. The resulting $1.5 million note receivable balance represents our estimate of the present value of the expected future cash flows to be received under the note.

(5) Accounts Receivable, Net

Accounts receivable consisted of the following at December 31, 2004 and 2003:

	(in thousands)
	2004	2003
Rents and services	$10,449	$12,322
Accruable rental income	50,721	44,137
Other	809	939

	61,979	57,398
Less: allowance for doubtful accounts	(6,207)	(9,986)

	$55,772	$47,412

Accruable rental income represents rental income recognized on a straight-line basis in excess of rental revenue accrued in accordance with individual lease agreements.

On June 30, 1999, we loaned $4.2 million to various key employees as part of our long-term incentive plan to retain such employees. The funds were used to purchase common shares of the company in the open market. The loans are full recourse notes, which accrue interest quarterly at a fixed rate of 7.0% and have a term of five years. Interest payments are due quarterly. The loan balances were to be forgiven, contingent upon each key employees’ continued employment with us, in the following manner: one-third of the principal balance was forgiven at the end of the third year of the loan term, one-third was forgiven at the end of the fourth year of the loan term, and the remaining principal balance was forgiven in June 2004 concurrent with the end of the fifth year of the loan term.

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(6) Investments in Unconsolidated Joint Ventures and Unconsolidated Subsidiaries

The following information summarizes the financial position at December 31, 2004 and 2003 and the results of operations for the years ended December 31, 2004, 2003 and 2002 for the investments in which we held an unconsolidated interest during the periods presented:

Summary of Financial Position:	Total Assets		Total Debt (7)		Total Equity		Company’s Investment
(in thousands)	Dec. 31, 2004	Dec. 31, 2003	Dec. 31, 2004	Dec. 31, 2003	Dec. 31, 2004	Dec. 31, 2003	Dec. 31, 2004	Dec. 31, 2003
Broadmoor Austin Associates(1)	$97,962	$103,334	$131,979	$138,552	$(34,814)	$(35,991)	$4,217	$3,882
Tysons International Partners(2)	89,268	95,186	59,113	59,914	28,914	34,213	8,726	9,226
Other Investments(3)	—	—	—	—	—	—	—	1,107

							$12,943	$14,215

Summary of Operations:	Total Revenue			Net Income/(Loss)			Company’s Share of Net Income/(Loss)
(in thousands)	2004	2003	2002	2004	2003	2002	2004	2003	2002
Broadmoor Austin Associates	$20,015	$20,093	$20,118	$5,058	$4,586	$4,295	$2,529	$2,293	$2,148
Burnett Plaza Associates(4)	—	—	4,302	—	—	960	—	—	192
PPS Partners LLC(5)	—	—	44	—	—	(13)	—	—	(10)
Prentiss Properties Resources, Inc.(6)	—	—	14,075	—	—	664	—	—	651
Tysons International Partners	11,985	12,960	13,092	(399)	1,052	692	(100)	262	173

							$2,429	$2,555	$3,154

(1)	We own a 50% non-controlling interest in Broadmoor Austin Associates, an entity, which owns a seven-building, 1.1 million net rentable square foot office complex in Austin, Texas.
(2)	We own a 25% non-controlling interest in Tysons International Partners, an entity, which owns two office properties containing 452,000 net rentable square feet in the Northern Virginia area.
(3)	Prior to April 14, 2004, we owned a 1% interest in certain real estate entities accounted for using the cost method of accounting. On April 14, 2004, we sold our interest to Brandywine Realty Trust for proceeds totaling $1.1 million, equaling our carrying amount of our investment at the date of sale.
(4)	Prior to March 2002, we owned a 20% non-controlling interest in Burnett Plaza Associates, an entity, which owns a 1.0 million net rentable square foot office building in downtown Fort Worth, Texas. On March 7, 2002, we acquired the remaining 80% interest in Burnett Plaza Associates. The summary of operations above includes the results of operations for the periods prior to our acquisition of a controlling interest on March 7, 2002.
(5)	PPS Partners LLC was a joint venture between our operating partnership and a third-party property owner. The third-party property owner contributed property management contracts to PPS Partners LLC. Our operating partnership through a sub-management contract managed the properties and participated in the net income of the joint venture. Effective October 2001, our operating partnership resigned the management duties of the properties.
(6)	On March 28, 2001, Prentiss Properties Resources, Inc. was incorporated under the General Corporation Law of the State of Delaware to serve as a Taxable REIT Subsidiary and provide services to our operating partnership. On March 29, 2001, Prentiss Properties Resources, Inc. acquired our interest in Prentiss Properties Limited, Inc., valued at $3.9 million, along with certain other assets with a carrying amount of approximately $2.5 million. At December 31, 2002, our operating partnership held a 98% economic interest and 0% voting interest in Prentiss Properties Resources, Inc. Effective January 1, 2003, our operating partnership acquired the remaining 2% interest in Prentiss Properties Resources, Inc. for total consideration of approximately $67,000. The summary of operations above includes the results of operations for the period prior to our acquisition of a controlling interest on January 1, 2003.
(7)	The mortgage debt, all of which is non-recourse, is collateralized by the individual real estate property or properties within each venture.

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(7) Mortgages and Notes Payable

At December 31, 2004, we had mortgage and notes payable of $1.19 billion, excluding our proportionate share of debt from our unconsolidated joint ventures.

The following table sets forth our mortgages and notes payable as of December 31, 2004 and 2003:

	(in thousands)
Description	2004	2003	Amortization	Interest Rate(1)	Maturity
Revolving credit facility	$217,500	$111,000	None	LIBOR+1.250%	February 19, 2007
PPREFI portfolio loan (2)	180,100	180,100	None	7.58%	February 26, 2007
High Bluffs construction loan	8,929	—	None	LIBOR+1.400%	September 1, 2007
Collateralized term loan - Union Bank of Calif (3)	30,000	70,813	None	LIBOR+1.150%	September 30, 2007
Unsecured term loan - Eurohypo I	100,000	100,000	None	LIBOR+1.250%	May 22, 2008
Unsecured term loan – Commerz	75,000	75,000	None	LIBOR+1.250%	March 15, 2009
Unsecured term loan - Eurohypo II	13,760	14,000	30 yr	7.46%	July 15, 2009
Collateralized term loan - Mass Mutual (4)	85,000	—	None	LIBOR+0.850%	August 1, 2009
Variable rate mortgage notes payable (5)	96,700	66,000	None	(6)	(6)
Fixed rate mortgage notes payable (7)	384,922	412,122	(8)	(8)	(8)

	$1,191,911	$1,029,035

(1)	30-day LIBOR was 2.40% at December 31, 2004.
(2)	The PPREFI portfolio loan is collateralized by 36 properties with an aggregate net book value of real estate of $236.9 million.
(3)	The term loan is collateralized by two properties with an aggregate net book value of real estate of $18.4 million.
(4)	The term loan is collateralized by 9 properties with an aggregate net book value of real estate of $107.7 million.
(5)	The variable rate mortgage loans are collateralized by 4 buildings with an aggregate net book value of $126.4 million.
(6)	Interest rates on our variable rate mortgages range from 30-day LIBOR plus 110 basis points to 30-day LIBOR plus 150 basis points. Maturity dates range from July 2005 through December 2009.
(7)	The fixed rate mortgage loans are collateralized by 22 buildings with an aggregate net book value of $488.7 million.
(8)	The effective interest rates for our fixed rate mortgages range from 3.70% to 8.05% with a weighted average effective interest rate of 7.14% at December 31, 2004. Maturity dates range from November 2005 through June 2013 with a weighted average maturity of 5.6 years from December 31, 2004.

Our future scheduled principal repayments on our mortgages and notes payable are as follows:

Years ending December 31:	(in thousands)
2005	$118,308
2006	9,704
2007	448,610
2008	106,048
2009	250,111
Thereafter	259,130

$1,191,911

Under our loan agreements, we are required to satisfy various affirmative and negative covenants, including limitations on total indebtedness, total collateralized indebtedness and cash distributions, as well as obligations to maintain certain minimum tangible net worth and certain minimum interest coverage ratios. We were in compliance with these covenants at December 31, 2004.

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

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

On the date we enter into a derivative contract, we designate the derivative as a hedge of (a) the exposure to changes in the fair value of a recognized asset or liability (fair-value hedge) or (b) the variability of cash flows that are to be received or paid in connection with (i) a recognized asset or liability or (ii) a forecasted transaction (cash flow hedges). Currently, we have only entered into derivative contracts designated as cash flow hedges. These agreements involve the exchange of amounts based on a variable interest rate for amounts based on fixed interest rates over the life of the agreement based upon a notional amount. The difference to be paid or received as the interest rates change is recognized as an adjustment to interest expense. The related amount payable to or receivable from counterparties is included in accounts payable and other liabilities. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income, until earnings are affected by the variability of cash flows of the hedged transaction (e.g. until periodic settlements of a variable-rate asset or liability are recorded in earnings). Any hedge ineffectiveness (which represents the amount by which the gains or losses of the derivative exceed the gains or losses of the hedged instrument) is recorded in current-period earnings. Gains or losses from a fair-value hedge, as well as the related gains or losses from the hedged item are recognized currently in earnings.

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

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified to earnings. This reclassification is consistent with when the hedged items are recognized in earnings. Within the next twelve months, we expect to reclassify to earnings approximately $1.9 million of unrealized losses and $987,000 of unrealized gains of the current balances held in accumulated other comprehensive income.

The following table summarizes the notional values and fair values of our derivative financial instruments at December 31, 2004. The notional value provides an indication of the extent of our involvement in these instruments as of the balance sheet date, but does not represent exposure to credit, interest rate or market risks.

Notional Amount	Swap Rate Paid (Fixed)	Swap Rate Received (Variable) at December 31, 2004	Swap Maturity	Fair Value
				(in thousands)
$ 25.0 million	4.345%	2.400%	July 2005	$(212)
$ 15.0 million	4.345%	2.400%	July 2005	(127)
$ 20.0 million	5.985%	2.400%	March 2006	(676)
$ 30.0 million	5.990%	2.400%	March 2006	(1,015)
$ 50.0 million	2.270%	2.400%	August 2007	1,500
$ 25.0 million	2.277%	2.400%	August 2007	746
$ 70.0 million(1)	4.139%	2.400%	August 2008	(1,136)
$ 30.0 million	3.857%	2.400%	September 2008	(175)
$ 30.0 million	3.819%	2.400%	October 2008	(134)
$ 20.0 million	3.819%	2.400%	October 2008	(89)
$ 50.0 million	3.935%	2.400%	May 2009	(286)
$ 30.0 million	3.443%	2.400%	October 2009	558

Total				$(1,046)

(1)	The interest rate swap agreement was executed by our Prentiss Office Investors, L.P. joint venture.

Cash payments made under our interest rate hedges exceeded cash receipts from our interest rate hedges by $10.6 million, $9.7 million and $8.2 million for the years ended December 31, 2004, 2003, and 2002 respectively.

(9) Accounts Payable and Other Liabilities

Accounts payable and other liabilities consisted of the following at December 31, 2004 and 2003:

	(in thousands)
	2004	2003
Accrued interest expense	$5,685	$5,618
Accrued real estate taxes	28,178	24,764
Advance rent and deposits	20,010	18,067
Deferred compensation liability	6,516	4,941
Below market lease values, net of amortization	8,319	2,625
Other liabilities	36,596	28,351

	$105,304	$84,366

(10) Distributions Payable

In December 2004, we declared a cash distribution for the fourth quarter of 2004 in the amount of $.56 per share, payable on January 7, 2005, to common shareholders of record on December 27, 2004. Additionally, it was determined that a distribution of $.56 per unit would be made to the partners of our operating partnership and the holders of our Series D Convertible Preferred Shares. The distributions totaled $28.1 million and were paid January 7, 2005.

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(11) Leasing Activities

Our future minimum lease payments (excluding operating expense reimbursements) to be received, under non-cancelable operating leases in place at December 31, 2004, which expire on various dates through 2022, are as follows:

Years ending December 31:	(in thousands)
2005	$298,648
2006	274,115
2007	236,013
2008	190,159
2009	157,308
Thereafter	347,152

$1,503,395

The geographic concentration of the future minimum lease payments to be received is detailed as follows:

Market	(in thousands)
Dallas/Fort Worth	$371,879
Metro. Washington, DC	355,677
Chicago	254,918
Oakland	173,100
San Diego	137,346
Austin	88,220
Denver	42,214
Silicon Valley	31,640
Suburban Detroit	25,179
Los Angeles	23,222

$1,503,395

For the years ended December 31, 2004, 2003, and 2002 no individual tenant accounted for more than 10% of our total rental income.

(12) Supplemental Disclosure of Non-Cash Investing and Financing Activities

Distributions totaling $28.1 million payable to holders of common shares, operating partnership units and Series D Convertible Preferred Shares were declared in December 2004. The distributions were paid in January 2005.

Pursuant to our long-term incentive plan, during the year ended December 31, 2004, we issued 97,450 restricted share grants to various key employees. The shares, which had a market value of approximately $3.3 million based upon the per share price on the date of grant, were classified as unearned compensation and recorded in the shareholders’ equity section of the consolidated balance sheet. The unearned compensation is amortized quarterly as compensation expense over the three-year vesting period.

During the year ended December 31, 2004, 113,200 common shares were issued pursuant to the conversion of 113,200 common units of our operating partnership. The common shares had a market value of approximately $4.2 million on the conversion date.

During the year ended December 31, 2004, we marked-to-market our investments in securities and our interest rate hedges. During the year ended December 31, 2004, we recorded unrealized gains of $191,000 and $6.7 million on our investments in securities and interest rate hedges, respectively.

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

During the year ended December 31, 2004, common shares in treasury increased by $4.7 million, primarily related to an increase of $4.6 million attributable to 125,963 common shares surrendered as payment of the exercise price and statutory tax withholdings for certain share options exercised during the period and $129,000, representing forfeiture of 4,000 restricted share grants.

In connection with the acquisitions during the year ended December 31, 2004, we recorded other assets of $478,000, escrowed cash of $595,000 and assumed liabilities of approximately $2.8 million. As a result of property sales during the year ended December 31, 2004, we removed approximately $3.3 million, $601,000 and $237,000 of receivables, other assets and liabilities, respectively.

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

Prentiss Properties Resources, Inc. and its subsidiaries incurred certain personnel and other overhead-related expenses on behalf of our operating partnership. In 2002, the year prior to consolidation the overhead related expenses totaled $4.6 million.

(14) Capital Shares

Our board of trustees is authorized to provide for the issuance of 100,000,000 common shares and 20,000,000 preferred shares in one or more series, to establish the number of shares in each series and to fix the designation, powers, preferences and rights of each such series and the qualifications, limitations or restrictions thereof.

As of December 31, 2004, 45,062,840 and 3,773,585 common shares and Series D Convertible Preferred Shares were issued and outstanding, respectively. Of the 45,062,840 common shares, 80,952 common shares were held pursuant to our Key Employee Share Option Plan and classified as common shares in treasury on our consolidated balance sheet. The Series D Convertible Preferred Shares are convertible at the holder’s option on a one-for-one basis into our common shares, subject to certain adjustments. Effective December 29, 2005, the Series D Convertible Preferred Shares become redeemable at our option.

At the operating partnership level, 46,397,771 common units were issued and outstanding at December 31, 2004. The units included 45,062,840 held by Prentiss Properties Trust and 1,334,931 held by limited partners of our operating partnership. The 1,334,931 common units are redeemable at the option of the holder for a like number of common shares, or at our option, the cash equivalent thereof and are accounted for as minority interest in operating partnership on our consolidated balance sheet.

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

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

The Trustees’ Plan

Under the trustees’ plan, we are authorized to issue awards with respect to a maximum of 550,000 shares. Annually on the first business day of July we grant to each independent trustee non-qualified share options to purchase 7,500 of our common shares. The options are 100% vested at grant and, therefore, expensed upon issuance. In 2004, we issued to the independent trustees, a total of 37,500 non-qualified share options.

On the first business day of each fiscal quarter, we issue to each independent trustee common shares having an aggregate value of $6,250, based on the per share fair market value of the common shares on the date of grant. The common shares are 100% vested at grant and, therefore, expensed upon issuance. A total of 3,655, 4,300 and 4,625 common shares were granted pursuant to the plan during the years ended December 31, 2004, 2003, and 2002, respectively.

At December 31, 2004, we had 229,925 common shares that remain available for future issuance under our trustees’ plan.

The Employees’ Plan

Under the employees’ plan, we are authorized to issue awards with respect to a maximum of 6,500,000 common shares. Awards may be granted to employees of our operating partnership or management service companies. No participant may be granted, in any calendar year, awards in the form of share options or share appreciation rights with respect to more than 390,000 common shares or restricted share awards for more than 50,000 common shares. We have broad discretion in determining the vesting terms and other terms applicable to awards granted under the plan.

The exercise price of each option granted during 2004 was equal to the per share fair market value of our common shares on the date of grant. Under the employees’ plan, during the years ended December 31, 2004, 2003 and 2002, we granted 240,650, 271,000 and 206,508 options which vest 33-1/3% per year on each anniversary of the date of grant, commencing with the first anniversary of the date of grant. In addition during 2004, 2003 and 2002 we issued 97,450, 93,250 and 30,600 restricted shares which vest 100% on the third anniversary of the date of grant.

At December 31, 2004, we had 1,775,119 common shares that remain available for future issuance under our employees’ plan.

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

A summary of the status of our options as of December 31, 2004, 2003 and 2002 and the changes during the years ended on those dates is presented below:

	2004		2003		2002
	# Shares of underlying options	Weighted average exercise price	# Shares of underlying options	Weighted average exercise price	# Shares of underlying options	Weighted average exercise price
Outstanding at beginning of the year	984,456	$26.45	1,421,514	$24.93	2,179,175	$23.65
Granted	278,150	$34.10	308,500	$26.73	244,000	$28.43
Exercised	612,020	$26.00	745,558	$23.66	997,661	$23.01
Forfeited	3,335	$28.09	—	$—	4,000	$26.24
Expired	—	$—	—	$—	—	$—

Outstanding at end of year	647,251	$30.11	984,456	$26.45	1,421,514	$24.93
Exercisable at end of year	161,435	$29.19	440,625	$26.62	679,099	$25.23

Weighted-average fair value of options granted during the year	$1.84		$0.88		$1.19

The fair value of each share option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2004	2003	2002
Expected term	5.00	5.00	5.00
Expected dividend yield	6.57%	8.32%	7.81%
Expected volatility	16.90%	15.28%	13.64%
Risk-free interest rate	3.13%	3.01%	4.27%

The following table summarizes information about share options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of exercise price	Number outstanding at 12/31/04	Weighted average exercise price	Weighted average remaining contr. life	Number exercisable at 12/31/04	Weighted average exercise price
$15.00 to $20.00	5,000	$20.00	1.8	5,000	$20.00
$20.01 to $25.00	30,167	$24.08	4.0	30,167	$24.08
$25.01 to $30.00	303,934	$27.10	7.8	58,768	$28.73
$30.01 +	308,150	$33.83	9.1	67,500	$32.56

$15.00 +	647,251	$30.11	8.2	161,435	$29.19

(16) Employee Benefit Plans

We have a 401(k) savings plan for our employees. Under the plan, as amended, employees, age 21 and older, are eligible to participate in the plan after they have completed one year and 1,000 hours of service. Participants are immediately vested in their contributions, matching contributions and earnings thereon.

We initially match 25% of an employees’ contribution, not to exceed 25% of 6% of each employee’s wages. Our cost of the initial match totaled approximately $289,000, $271,000 and $306,000 for the years ended December 31, 2004, 2003 and 2002, respectively. We may also elect, in any calendar year, to make a discretionary match to the plan. The amount paid pursuant to the discretionary match totaled approximately $0, $0 and $314,000 during the years ended December 31, 2004, 2003 and 2002, respectively.

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

We have registered 500,000 common shares in connection with a share purchase plan. The share purchase plan enables eligible employees to purchase shares, subject to certain restrictions, of the company at a 15% discount to fair market value. A total of 29,683, 32,065 and 39,766 common shares were issued, in accordance with the share purchase plan, during the years ended December 31, 2004, 2003, and 2002, respectively. At December 31, 2004, we have 181,566 shares available for future issuance.

During the year ended December 31, 2000, we adopted the Key Employee Share Option Plan. Pursuant to the plan, officers and other selected key employees of our operating partnership or management service companies who earn bonuses have the option of deferring the payment of such bonuses. Such deferred compensation may be used to purchase various mutual funds and/or our common shares. Pursuant to the participant’s election, we purchase shares on the open market and place them in a trust for the benefit of such participant. The trust may deliver to the participant shares or the fair market value of such shares beginning six months from the date they were placed in the trust. The purpose of the deferred compensation plan is to provide a vehicle for the payment of compensation otherwise payable to the participants, in a form that will provide incentives and rewards for meritorious performance and encourage the recipients’ continuance as our employees. During the 2000 plan year we provided a discount of 15% on the purchase price of our common shares purchased by participants in the plan. For each plan year thereafter, we did not provide a discount on our common shares. The mutual fund investments are carried at their market value of $2.8 million and included as investments in securities on our consolidated balance sheet. The plan holds 80,952 of our common shares which we purchased in the open market on behalf of the participants. These are included as common shares in treasury on our consolidated balance sheet at December 31, 2004. The fair value of the plan assets totaling $5.9 million are included as deferred compensation liability in accounts payable and other liabilities on our consolidated balance sheet at December 31, 2004. As a result of the change in the fair value of our investments in securities, we recorded unrealized gains of $191,000 and unrealized losses of $83,000 and $104,000 in other comprehensive income during the years ended December 31, 2004, 2003 and 2002, respectively.

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

Insurance

We have and will keep in force comprehensive insurance, including liability, fire, workers’ compensation, extended coverage, rental loss and, when available on reasonable commercial terms, flood, wind, earthquake and terrorism insurance, with policy specifications, limits, exclusions and deductibles customarily carried for similar properties. We currently maintain insurance to cover environmental conditions and business interruption if and when they occur. This policy covers both governmental and third-party claims associated with the covered environmental conditions. Our real property insurance policies exclude earthquake coverage for properties located within California. As a result, we maintain a separate $125 million blanket earthquake policy on the properties we own in Northern and Southern California. Our real property insurance policies exclude terrorism coverage. However, we maintain a separate $100 million blanket stand-alone terrorism policy on the properties we own. Certain types of losses, however, generally of a catastrophic nature, such as acts of war, are either uninsurable or the cost of obtaining insurance is so high that it is more prudent to accept the risk of loss. If more terrorists incidents occur, however, future insurance policies purchased by us may expressly exclude hostile acts, and it may become economically unfeasible to obtain insurance covering terrorist attacks. In the event of such terrorist acts or other catastrophic losses, we would expect our insurance premiums to increase thereafter, which may have an adverse impact on our cash flow. We believe that our properties as of the date of this filing are adequately insured in accordance with industry standards.

Financial Guarantees and Commitments

In connection with the disposition of a real estate property in May 2001, we entered into a financial guarantee with a maximum future potential payment of $1.4 million. The financial guarantee, provided to the third party purchaser, guaranteed payment of an amount not to exceed the $1.4 million potential maximum if certain tenants, as defined in the purchase and sale agreement, fail to extend either their leases beyond the maturities of their current in-place leases or to perform according to their in-place leases. An amount totaling $1.0 million was considered probable at the date of disposition and therefore, accrued during the year ended December 31, 2001. Pursuant to the financial guarantee, during the year ended December 31, 2003, we paid the anticipated $1.0 million to the third party purchaser.

As a condition of the purchase and sale and as security for our guarantee, we provided to the title company at closing, two irrevocable letters of credit, totaling $1.4 million, drawn on a financial institution and identifying the purchaser as beneficiary. One letter of credit totaling $1.0 million expired in 2003. The remaining balance on the second letter of credit totaling $189,000 at December 31, 2004 expires as follows:

(in thousands)	Letters of Credit
2005	63
2006	126

$189

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

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

In November 2004, the EITF reached a consensus on an approach for evaluating whether the criteria in paragraph 42 of Statement 144 have been met for the purposes of classifying the results of operations of a component of an entity that either has been disposed of or is classified as held for sale as discontinued operations. The consensus was incorporated into Appendix A (03-13A) of Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations.”

The guidance should be applied to a component of an enterprise that is either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. In accordance with the criteria prescribed in 03-13A, we evaluated our continuing involvement resulting from certain management agreements retained in relation to real estate sale transactions occurring during period and as a result of our evaluation determined that the results of operations from the sold properties should be classified within discontinued operations on our consolidated statements of income.

In December 2004, the Financial Accounting Standards Board Issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” a revision to Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” The Statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance.

The Statement which focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

The Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

The Statement, which is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 for public entities that do not file as small business issuers, will not have a material impact on our financial statements.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153, “Accounting for Non-monetary Transactions.” The statement requires non-monetary exchanges to be accounted for at fair value, recognizing any gain or loss, if the transactions meet a commercial-substance criterion and fair value is determinable. The statement is effective for non-monetary transactions occurring in fiscal years beginning after June 15, 2005. We believe that the implementation of this standard will not have a material impact on our consolidated financial position or results of operations.

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(19) Segment Information

The table below presents information about income from continuing operations and segment assets used by our chief operating decision maker as of and for the years ended December 31, 2004, 2003, and 2002, respectively.

For the Year Ended and As of December 31, 2004

(in thousands)	Mid- Atlantic	Midwest	Southwest	Northern California	Southern California	Total segments	Corporate not allocable to segments	Consolidated total
Revenues:
Rental income	$93,873	$59,079	$127,758	$36,623	$39,492	$356,825	$—	$356,825
Service business and other income	3,713	1,035	3,073	2,862	982	11,665	2,244	13,909

Total revenues	97,586	60,114	130,831	39,485	40,474	368,490	2,244	370,734

Expenses:
Property operating and maintenance	21,687	13,470	37,299	10,766	8,459	91,681	—	91,681
Real estate taxes	7,580	12,004	13,644	3,110	3,068	39,406	—	39,406
General & administrative and personnel costs	419	257	278	159	(14)	1,099	10,704	11,803
Expenses of service business	2,496	1,110	2,077	1,716	1,429	8,828	1,170	9,998
Depreciation and amortization	21,029	15,902	34,845	6,716	13,463	91,955	360	92,315

Total expenses	53,211	42,743	88,143	22,467	26,405	232,969	12,234	245,203

Interest expense	—	—	—	—	—	—	68,037	68,037
Amortization of deferred financing costs	—	—	—	—	—	—	2,343	2,343
Income from continuing operations before equity in income of unconsolidated joint ventures, loss on investments in securities, impairment and minority interests	44,375	17,371	42,688	17,018	14,069	135,521	(80,370)	55,151

Equity in income of unconsolidated joint ventures	(100)	—	2,529	—	—	2,429	—	2,429
Loss on investments in securities							(420)	(420)
Loss from impairment of mortgage loan	(2,900)	—	—	—	—	(2,900)	—	(2,900)
Minority interests							(2,744)	(2,744)

Income from continuing operations	$41,375	$17,371	$45,217	$17,018	$14,069	$135,050	$(83,534)	$51,516

Additions to long-lived assets:
Development/redevelopment	$108	$2,565	$310	$691	$11,673	$15,347	$—	$15,347
Purchase of real estate	—	32,590	123,336	100,491	32,821	289,238	—	289,238
Capital expenditures for in-service properties	9,797	13,946	17,756	7,418	5,479	54,396	—	54,396

Total additions	$9,905	$49,101	$141,402	$108,600	$49,973	$358,981	$—	$358,981

Investment balance in equity method investees	$8,726	$—	$4,217	$—	$—	$12,943	$—	$12,943

Total assets	$605,355	$437,173	$698,093	$282,059	$276,907	$2,299,587	$33,952	$2,333,539

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

For the Year Ended and As of December 31, 2003

(in thousands)	Mid-Atlantic	Midwest	Southwest	Northern California	Southern California	Total segments	Corporate not allocable to segments	Consolidated total
Revenues:
Rental income	$89,220	$54,948	$107,462	$32,558	$30,530	$314,718	$—	$314,718
Service business and other income	3,973	2,085	2,461	2,504	991	12,014	4,755	16,769

Total revenues	93,193	57,033	109,923	35,062	31,521	326,732	4,755	331,487

Expenses:
Property operating and maintenance	19,329	14,279	31,488	10,141	5,346	80,583	—	80,583
Real estate taxes	6,733	8,854	10,809	2,626	2,252	31,274	—	31,274
General & administrative and personnel costs	447	276	274	146	148	1,291	9,697	10,988
Expenses of service business	2,691	1,457	1,812	1,501	1,308	8,769	1,744	10,513
Depreciation and amortization	18,528	14,356	26,704	4,747	7,954	72,289	194	72,483

Total operating expenses	47,728	39,222	71,087	19,161	17,008	194,206	11,635	205,841

Interest expense	—	—	—	—	—	—	67,232	67,232
Amortization of deferred financing costs	—	—	—	—	—	—	2,284	2,284
Income from continuing operations before equity in income of unconsolidated joint ventures and minority interests	45,465	17,811	38,836	15,901	14,513	132,526	(76,396)	56,130
Equity in income of unconsolidated joint ventures	261	—	2,294	—	—	2,555	—	2,555
Minority interests	—	—	—	—	—	—	(10,227)	(10,227)

Income from continuing operations	$45,726	$17,811	$41,130	$15,901	$14,513	$135,081	$(86,623)	$48,458

Additions to long-lived assets:
Development/redevelopment	$1,292	$4,375	$4,865	$4	$106	$10,642	$—	$10,642
Purchase of real estate	52,158	31,375	28,052	6,062	67,086	184,733	—	184,733
Capital expenditures for in-service properties	8,056	6,359	13,173	4,377	3,271	35,236	—	35,236

Total additions	$61,506	$42,109	$46,090	$10,443	$70,463	$230,611	$—	$230,611

Investment balance in equity method investees	$9,226	$—	$3,882	$—	$—	$13,108	$—	$13,108

Total assets	$619,207	$412,769	$638,170	$252,098	$244,004	$2,166,248	$32,845	$2,199,093

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

For the Year Ended and As of December 31, 2002

(in thousands)	Mid-Atlantic	Midwest	Southwest	Northern California	Southern California	Total segments	Corporate not allocable to segments	Consolidated total
Revenues:
Rental income	$81,275	$57,990	$105,934	$33,480	$28,808	$307,487	$—	$307,487
Service business and other income	433	22	1,034	280	(59)	1,710	2,676	4,386

Total revenues	81,708	58,012	106,968	33,760	28,749	309,197	2,676	311,873

Expenses:
Property operating and maintenance	18,143	13,768	27,500	10,420	5,404	75,235	—	75,235
Real estate taxes	6,201	10,067	14,011	2,607	2,233	35,119	—	35,119
General & administrative and personnel costs	425	302	379	358	171	1,635	8,726	10,361
Depreciation and amortization	14,585	12,047	23,830	4,321	7,075	61,858	86	61,944

Total expenses	39,354	36,184	65,720	17,706	14,883	173,847	8,812	182,659

Interest expense	—	—	—	—	—	—	64,468	64,468
Amortization of deferred financing costs	—	—	—	—	—	—	1,832	1,832
Income from continuing operations before equity in income of unconsolidated joint ventures and unconsolidated subsidiaries and minority interests	42,354	21,828	41,248	16,054	13,866	135,350	(72,436)	62,914
Equity in income of unconsolidated joint ventures and unconsolidated subsidiaries	1,875	1,007	2,282	(386)	(146)	4,632	(1,478)	3,154
Minority interests	—	—	—	—	—	—	(10,450)	(10,450)

Income from continuing operations	$44,229	$22,835	$43,530	$15,668	$13,720	$139,982	$(84,364)	$55,618

Additions to long-lived assets:
Development/redevelopment	$8,081	$10,977	$4,172	$108	$2,956	$26,294	$—	$26,294
Purchase of real estate	55,152	—	107,475	—	10,597	173,224	—	173,224
Capital expenditures for in-service properties	4,313	2,329	13,296	4,215	3,034	27,187	—	27,187

Total additions	$67,546	$13,306	$124,943	$4,323	$16,587	$226,705	$—	$226,705

Investment balance in equity method investees	$9,763	$—	$3,914	$—	$—	$13,677	$6,299	$19,976

Total assets	$617,295	$383,559	$639,416	$267,050	$180,379	$2,087,699	$34,590	$2,122,289

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(20) Discontinued Operations

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

During the year ended December 31, 2004, we sold 4 industrial buildings containing approximately 91,000 net rentable square feet and 8 office buildings containing approximately 1.2 million net rentable square feet. During the year ended December 31, 2003, we sold 11 office buildings containing approximately 983,000 net rentable square feet. During the year ended December 31, 2002, we sold 7 industrial buildings containing approximately 875,000 net rentable square feet and 3 office buildings containing approximately 194,000 net rentable square feet.

Concurrent with the disposition of 7 of the 8 office buildings sold during the year ended December 31, 2004, we entered into management agreements under which we would perform management duties for a fee. We evaluated our continuing involvement resulting from the management agreements pursuant to the criteria outlined in EITF 03-13A, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations,” and as a result of our evaluation determined that neither the continuing cash inflows nor cash outflows are significant and thus, the properties should be classified within discontinued operations on our consolidated statements of income.

Below is a summary of our combined results of operations from the properties disposed of or held for sale included in discontinued operations during the periods presented.

Discontinued Operations (in thousands)	Year Ended December 31,
	2004	2003	2002
Rental income	$14,037	$33,164	$48,767
Property revenues	14,037	33,164	48,767
Interest and Other Income	19	47	—

Total Revenues	14,056	33,211	48,787

Property operating and maintenance	4,046	11,392	15,476
Real estate taxes	2,001	3,638	5,344
Depreciation and amortization	3,673	7,773	11,513
Property expenses	9,720	22,803	32,333
Interest expense	982	2,582	2,613
Loss on impairment of real estate	—	(1,792)	(2,855)

Income from discontinued operations	$3,354	$6,034	$10,966

Gain/(loss) from disposition of discontinued operations	11,957	(4,457)	8,430
Loss from debt defeasance related to sale of real estate	(5,316)	—	—
Minority interest related to discontinued operations	(310)	(53)	(733)

Total Discontinued Operations	$9,685	$1,524	$18,663

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(21) Selected Quarterly Financial Data (Unaudited)

The following schedule is a summary of the quarterly results of operations for the years ended December 31, 2004, 2003 and 2002:

	(amounts in thousands, except per share data)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Year ended December 31, 2004
Revenue	$87,786	$90,550	$94,224	$98,174	$370,734
Income from continuing operations	$13,769	$13,257	$13,941	$10,549	$51,516
Net income	$16,999	$18,792	$12,554	$14,078	$62,423
Net income per common share-basic	$0.31	$0.38	$0.23	$0.27	$1.18
Net income per common share-diluted	$0.30	$0.37	$0.23	$0.27	$1.18

Year ended December 31, 2003
Revenue	$80,278	$82,161	$83,049	$85,999	$331,487
Income from continuing operations	$11,338	$11,391	$13,311	$12,418	$48,458
Net income	$15,510	$8,512	$14,218	$21,177	$59,417
Net income per common share-basic	$0.34	$0.16	$0.30	$0.45	$1.27
Net income per common share-diluted	$0.34	$0.16	$0.30	$0.45	$1.27

Year ended December 31, 2002
Revenue	$73,955	$79,156	$78,500	$80,262	$311,873
Income from continuing operations	$14,527	$13,170	$15,575	$13,347	$55,618
Net income	$18,220	$17,341	$22,894	$15,826	$74,281
Net income per common share-basic	$0.43	$0.40	$0.53	$0.35	$1.72
Net income per common share-diluted	$0.43	$0.39	$0.53	$0.35	$1.71

(22)	Income Taxes

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

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

Reconciliation between GAAP Net Income and Taxable Income

The following is a reconciliation of GAAP net income to taxable income for the years ended December 31, 2004, 2003 and 2002:

(in thousands)	2004	2003	2002
GAAP net income	$62,423	$59,417	$74,281
GAAP loss (net income) of taxable subsidiaries included above	(1,397)	(883)	(651)

GAAP net income from REIT operations	61,026	58,534	73,630

GAAP to tax adjustments:(1)
Depreciation and amortization	25,200	18,897	14,495
Gains and losses from capital transactions(2)	(11,946)	(4,783)	(296)
Straight-line rent adjustment, net of rents received in advance	(7,476)	(7,948)	(7,177)
Capitalized operating expenses and interest cost related to development projects	(5,822)	(182)	(3,017)
Interest income	484	482	481
Compensation expense	(2,162)	(665)	(4,542)
Other differences, net	(103)	648	3,502

Total GAAP to tax adjustments	(1,825)	6,449	3,446

Adjusted taxable income subject to distribution requirement(3)	$59,201	$64,983	$77,076

(1)	All adjustments to GAAP net income from REIT operations are net of amounts attributable to minority interest.
(2)	Represents the GAAP to tax difference for gains and losses including tax-deferred gain on transactions qualifying under Section 1031 of the Internal Revenue Code.
(3)	The distribution requirement was 90% in each of the years ended December 31, 2004, 2003 and 2002.

Characterization of Distributions

The classification of distributions presented below is determined out of our earnings and profits as defined by Section 316 of the Internal Revenue Code, which differs from federal taxable income.

The following table characterizes distributions paid per common share for the years ended December 31, 2004, 2003, and 2002:

(in thousands)	2004		2003		2002
Ordinary income	$1.213	54.15%	$1.426	63.66%	$1.788	80.73%
Return of capital	$1.027	45.85%	$0.814	36.34%	$0.427	19.27%
Capital gains	$0.00	0.00%	$0.00	0.00%	$0.00	0.00%

	$2.240		$2.240		$2.215

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

Prentiss Properties Resources, Inc. was incorporated in March 2001 to serve as a Taxable REIT Subsidiary and provide management and other services to our operating partnership and third-party clients. The management services business serves a broad base of clients, including major financial institutions and pension funds, large corporate users, real estate advisory firms and real estate investment groups. Prentiss Properties Resources, Inc. had a deferred tax liability totaling approximately $550,000 at December 31, 2004 as detailed below:

(in thousands)	Dr./(Cr.)
Bad Debt Reserve	$218
Accrued employee liabilities	28
Accrued depreciation & amortization	(149)
Loss from partnership interests	(559)
other miscellaneous tax benefits	6
State Tax reserve	(94)

Total deferred tax liability	$(550)

(23) Pro Forma

The following unaudited pro forma consolidated statements of income are presented as if all of the properties acquired between January 1, 2004 and December 31, 2004 had occurred January 1, 2004 and 2003.

These pro forma consolidated statements of income should be read in conjunction with our historical consolidated financial statements and notes thereto for the year ended December 31, 2004, included in this Form 10-K. The pro forma consolidated statements of income are not necessarily indicative of what actual results would have been had the acquisitions actually occurred on January 1, 2004 and 2003 nor purport to represent our operations for future periods.

Pro Forma (in thousands)	For the Years Ended December 31,
	2004	2003
Total revenue	$391,163	$374,749

Income applicable to common shareholders before discontinued operations	$42,948	$51,646

Net income applicable to common shareholders	$52,633	$53,170

Basic earnings per share:

Income applicable to common shareholders before discontinued operations	$0.97	$1.29
Net income applicable to common shareholders	$1.19	$1.33
Weighted average number of common shares outstanding	44,330	40,068

Diluted earnings per share:

Income applicable to common shareholders before discontinued operations	$0.96	$1.28
Net income applicable to common shareholders	$1.18	$1.32
Weighted average number of common shares and common share equivalents outstanding	44,529	40,270

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

The following unaudited pro forma consolidated statements of income are presented as if all of the properties acquired between January 1, 2003 and December 31, 2003 had occurred January 1, 2003 and 2002.

These pro forma consolidated statements of income should be read in conjunction with our historical consolidated financial statements and notes thereto for the year ended December 31, 2004, included in this Form 10-K. The pro forma consolidated statements of income are not necessarily indicative of what actual results would have been had the acquisitions actually occurred as of January 1, 2003 and 2002 nor does it purport to represent our operations for future periods.

Pro Forma (in thousands)	For the Years Ended December 31,
	2003	2002
Total revenue	$345,621	$335,997

Income applicable to common shareholders before discontinued operations	$50,417	$48,401

Net income applicable to common shareholders	$51,941	$67,064

Basic earnings per share:

Income applicable to common shareholders before discontinued operations	$1.26	$1.26
Net income applicable to common shareholders	$1.30	$1.75
Weighted average number of common shares outstanding	40,068	38,409

Diluted earnings per share:

Income applicable to common shareholders before discontinued operations	$1.25	$1.25
Net income applicable to common shareholders	$1.29	$1.74
Weighted average number of common shares and common share equivalents outstanding	40,270	38,649

PRENTISS PROPERTIES TRUST

NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS

(24)	Subsequent Events

On January 13, 2005, Prentiss Office Investors, L.P. completed a five-year interest rate swap agreement in a notional amount of $20.0 million. The interest rate swap effectively locks 30-day LIBOR at 4.00% on $20.0 million of our variable rate borrowings. The interest rate swap is effective February 1, 2005 and matures February 1, 2010.

On February 14, 2005, Prentiss Office Investors, L.P., which is owned 51% by our operating partnership and its affiliates and 49% by Stichting Pensioenfonds ABP, acquired from an unrelated third party, a two building office complex with approximately 197,000 net rentable square feet. The properties are located in Herndon, Virginia and were acquired for gross proceeds of $51.5 million. Each partner contributed their pro rata share of the purchase price to Prentiss Office Investors, L.P. for the acquisition. Amounts contributed from the operating partnership were funded with proceeds from our revolving credit facility.

On March 10, 2005, we entered into a Purchase Agreement pursuant to which a trust, which was formed by us on February 24, 2005 (the “Trust”), will issue $26,250,000 and $25,000,000 of trust preferred equity securities (the “Capital Securities”) to each of Taberna Preferred Funding I, Ltd. and Merrill Lynch International, respectively in a private placement pursuant to an applicable exemption from registration. The transactions contemplated by the Purchase Agreement will occur on or before March 15, 2005. The Capital Securities will mature on March 30, 2035 (all dates listed in this summary assume a closing date of March 15, 2005), but may be redeemed at our option beginning on March 30, 2010. The Capital Securities will require quarterly distributions by the Trust to the holders of the Capital Securities, at a variable rate which will reset quarterly at the LIBOR rate plus 1.25%. Distributions will be cumulative and will accrue from the date of original issuance but may be deferred by us for up to 20 consecutive quarterly periods.

The proceeds of the Capital Securities received by the Trust, along with proceeds of $1,586,000 received by the Trust from the issuance of common securities (the “Common Securities”) by the Trust to Prentiss Properties Limited, Inc., a company subsidiary, will be used to purchase $52,836,000 of junior subordinated notes (the “Notes”), to be issued by Prentiss Properties Acquisition Partners, L.P. pursuant to an indenture (the “Indenture”) to be entered into, as of the closing date provided above, between Prentiss Properties Acquisition Partners, L.P. and JPMorgan Chase Bank, N.A., as trustee.

The Notes will mature on March 30, 2035, but we may redeem the Notes, in whole or in part, beginning on March 30, 2010 in accordance with the provisions of the Indenture. The Notes bear a variable rate which will reset quarterly at the LIBOR rate plus 1.25%. Interest is cumulative and will accrue from the date of original issuance but may be deferred by us for up to 20 consecutive quarterly periods.

Schedule II

PRENTISS PROPERTIES TRUST

VALUATIONS AND QUALIFYING ACCOUNTS

(dollars in thousands)

Description	Balance Beginning of Period	Additions Charged to Costs & Expenses	Deductions from Reserve [1]	Balance End of Period
Allowance for Doubtful Accounts:
Year Ended:
December 31, 2004	9,986	3,068	(6,847)	6,207
December 31, 2003	7,712	3,563	(1,289)	9,986
December 31, 2002	3,086	5,428	(802)	7,712

[1]	Balance written off as uncollectible.

Schedule III

PRENTISS PROPERTIES TRUST

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2004

(dollars in thousands)

Property name	Market	Encumbrances	Initial cost		Costs Capitalized subsequent to acquisition	Gross amount carried at close of period			Accumulated depreciation	Year of construction	Date acquired	Depreciable lives (years)
			Land	Buildings and improvements		Land and improvements	Building and improvements	Total
Barton Skyway I-IV	Austin	$—	$13,639	$89,980	$293	$13,639	$90,273	$103,912	$8,964	1999-2002	(1)	(2)
Cielo Center	Austin	—	7,083	40,334	341	7,083	40,675	47,758	4,341	1984	9/21/2000	(2)
Spyglass Point	Austin	—	1,612	6,465	1	1,612	6,466	8,078	878	1998-1999	(1)	(2)
123 North Wacker Drive	Chicago	—	13,163	74,599	6,615	13,163	81,214	94,377	9,522	1986	11/18/1999	(2)
410 Warrenville Road	Chicago	—	1,511	4,131	—	1,511	4,131	5,642	171	1999	5/8/2003	(2)
701 Warrenville Road	Chicago	—	1,564	8,863	6	1,564	8,869	10,433	1,424	1988	8/10/1998	(2)
1717 Deerfield Road	Chicago	14,200	3,237	18,481	239	3,237	18,720	21,957	3,746	1985	12/11/1996	(2)
Bannockburn Centre	Chicago	25,838	7,927	23,835	—	7,927	23,835	31,762	3,180	1999	(1)	(2)
Chicago Industrial	Chicago	11,630	2,871	17,615	633	2,871	18,248	21,119	4,668	1987-1988	Various	(2)
Corporate Lakes III	Chicago	13,500	3,100	14,638	5	3,100	14,643	17,743	567	1990	6/18/2003	(2)
Corporetum Office Campus	Chicago	24,350	7,607	43,104	2,082	7,607	45,186	52,793	8,447	1984-1987	5/6/1997	(2)
Lakeside Pointe I & II	Chicago	20,000	4,777	21,224	—	4,777	21,224	26,001	89	1990&1998	10/29/2004	(2)
O’Hare Plaza II	Chicago	11,400	3,854	22,017	342	3,854	22,359	26,213	4,511	1986	12/13/1996	(2)
One O’Hare Centre	Chicago	39,112	10,160	57,514	553	10,160	58,067	68,227	9,227	1984	8/27/1998	(2)
Salton	Chicago	—	2,180	5,351	(203)	2,180	5,148	7,328	494	2000-2001	(1)	(2)
Bachman East & West	Dallas/Fort Worth	—	2,133	13,461	211	2,133	13,672	15,805	2,751	1986	1996-1997	(2)
Burnett Plaza	Dallas/Fort Worth	66,000	3,600	87,950	583	3,600	88,533	92,133	6,315	1983	3/7/2002	(2)
Cityplace Center	Dallas/Fort Worth	—	18,953	82,803	82	18,953	82,885	101,838	1,435	1988	4/22/2004	(2)
Cottonwood Office Center	Dallas/Fort Worth	8,348	1,735	9,865	94	1,735	9,959	11,694	2,000	1986	10/24/1996	(2)
IBM Call Center	Dallas/Fort Worth	14,014	1,418	6,063	3	1,418	6,066	7,484	960	1998	(1)	(2)
Lakeview Center	Dallas/Fort Worth	—	753	5,020	20	753	5,040	5,793	674	2000	(1)	(2)
Millennium Center	Dallas/Fort Worth	—	989	6,392	605	980	7,006	7,986	921	1999	(1)	(2)
Park West C2	Dallas/Fort Worth	32,926	8,360	29,640	6,533	9,696	34,837	44,533	7,918	1989	9/5/1995	(2)
Park West C3	Dallas/Fort Worth	—	6,000	18,612	—	6,000	18,612	24,612	891	1985	1/31/2003	(2)
Park West E1	Dallas/Fort Worth	12,100	2,857	16,499	401	2,857	16,900	19,757	3,378	1982	10/23/1996	(2)
Park West E2	Dallas/Fort Worth	7,900	2,079	11,863	16	2,079	11,879	13,958	2,429	1985	10/23/1996	(2)
Walnut Glen Tower	Dallas/Fort Worth	—	4,300	32,669	3,517	5,612	34,874	40,486	12,612	1985	1/1/1994	(2)
WestPoint Office Building	Dallas/Fort Worth	12,610	2,844	12,165	37	2,844	12,202	15,046	1,933	1998	(1)	(2)
Carrara Place	Denver	—	4,687	26,561	556	4,687	27,117	31,804	4,626	1982	1/30/1998	(2)
Highland Court	Denver	4,354	1,588	9,010	58	1,588	9,068	10,656	1,598	1986	12/12/1997	(2)
Orchard Place I & II	Denver	—	1,531	8,653	193	1,531	8,846	10,377	1,191	1980	7/20/1999	(2)
PacifiCare Building	Denver	12,060	3,045	17,392	420	3,045	17,812	20,857	3,562	1983	12/20/1996	(2)
Panorama Point	Denver	—	1,241	7,043	246	1,241	7,289	8,530	1,262	1983	12/30/1997	(2)
Los Angeles Industrial	Los Angeles	31,300	6,429	36,431	1,474	6,429	37,905	44,334	10,220	1973-1983	Various	(2)
2291 Wood Oak Drive	Metro. Wash., DC	31,000	6,827	28,615	—	6,827	28,615	35,442	956	1999	8/28/2003	(2)
2411 Dulles Corner Road	Metro. Wash., DC	16,700	3,973	22,682	88	3,973	22,770	26,743	4,515	1990	12/31/1996	(2)
3130 Fairview Park Drive	Metro. Wash., DC	21,926	3,141	21,314	—	3,141	21,314	24,455	3,109	1997-1999	(1)	(2)
3141 Fairview Park Drive	Metro. Wash., DC	12,800	4,000	15,980	480	4,007	16,453	20,460	3,965	1988	2/22/1996	(2)
4401 Fair Lakes Court	Metro. Wash., DC	3,200	933	5,232	192	933	5,424	6,357	1,079	1988	1/14/1997	(2)
6600 Rockledge Drive	Metro. Wash., DC	—	—	22,205	87	—	22,292	22,292	3,160	1981	6/30/1998	(2)
7101 Wisconsin Avenue	Metro. Wash., DC	20,095	5,170	29,298	1,955	5,170	31,253	36,423	5,280	1975	12/30/1997	(2)
8521 Leesburg Pike	Metro. Wash., DC	15,986	2,130	5,955	6,168	2,259	11,994	14,253	3,544	1984	8/17/1994	(2)
12601 Fair Lakes Circle	Metro. Wash., DC	—	6,600	45,474	4	6,600	45,478	52,078	2,409	1995	11/18/2002	(2)
13825 Sunrise Valley Drive	Metro. Wash., DC	8,052	2,099	11,983	341	2,099	12,324	14,423	2,457	1989	12/31/1996	(2)
Calverton Office Park	Metro. Wash., DC	—	2,885	25,965	1,479	2,885	27,444	30,329	4,954	1981-1987	8/27/1997	(2)
Campus Point	Metro. Wash., DC	—	5,730	24,469	216	5,730	24,685	30,415	2,309	1985	4/1/2001	(2)
Fairmont Building	Metro. Wash., DC	—	3,750	17,656	334	3,750	17,990	21,740	2,371	1964, 1997	11/4/1999	(2)
Greenwood Center	Metro. Wash., DC	—	3,092	21,818	218	3,092	22,036	25,128	2,054	1985	4/1/2001	(2)
Oakwood Center	Metro. Wash., DC	—	2,660	12,224	438	2,660	12,662	15,322	1,168	1982	4/1/2001	(2)

			Initial cost		Costs capitalized subsequent to acquisition	Gross amount carried at close of period
Property name	Market	Encumbrances	Land	Buildings and improvements		Land and improvements	Building and improvements	Total	Accumulated depreciation	Year of construction	Date acquired		Depreciable lives (years)
Park West at Dulles Corner	Metro. Wash., DC	—	3,000	15,221	903	3,000	16,124	19,124	1,228	1997	7/2/2001		(2)
Plaza 1900	Metro. Wash., DC	—	6,274	31,323	520	6,274	31,843	38,117	2,963	1989	4/1/2001		(2)
Research Office Center I-III	Metro. Wash., DC	43,419	9,124	47,761	189	9,106	47,968	57,074	7,772	1986-1990, 2000	9/9/1997	(1)	(2)
Willow Oaks I-III	Metro. Wash., DC	—	14,460	89,106	375	14,460	89,481	103,941	11,064	1986-2002	8/18/1998	(1)	(2)
Camino West Corporate Park	San Diego	6,000	2,240	5,498	—	2,240	5,498	7,738	153	1991	11/21/2003		(2)
Carlsbad Airport Plaza	San Diego	6,000	2,510	6,651	—	2,510	6,651	9,161	185	1987	11/21/2003		(2)
Carlsbad Pacific Center I-III	San Diego	—	6,270	14,645	482	6,270	15,127	21,397	2,137	1986-2002	11/13/1997	(1)	(2)
Carlsbad Pacifica	San Diego	—	1,532	6,129	229	1,532	6,358	7,890	1,090	1986	2/4/1998		(2)
Del Mar Gateway	San Diego	26,025	5,260	23,419	160	5,260	23,579	28,839	2,499	2000-2001	(1)		(2)
Executive Center Del Mar	San Diego	17,350	3,952	12,063	302	3,952	12,365	16,317	1,941	1998	(1)		(2)
La Place Court	San Diego	9,000	2,932	9,364	5	2,932	9,369	12,301	261	1988	11/21/2003		(2)
Pacific Ridge Corporate Centre	San Diego	14,500	6,218	12,617	—	6,218	12,617	18,835	352	1999	11/21/2003		(2)
Pacific View Plaza	San Diego	5,000	1,835	7,300	19	1,835	7,319	9,154	204	1986	11/21/2003		(2)
Plaza I & II	San Diego	6,861	2,811	11,246	338	2,811	11,584	14,395	1,992	1988-1989	2/4/1998		(2)
San Diego Industrial	San Diego	—	5,303	21,210	865	5,303	22,075	27,378	5,025	1985-1988	Various		(2)
The Bluffs	San Diego	10,700	2,834	12,030	14	2,834	12,044	14,878	176	2002	5/12/2004		(2)
The Campus	San Diego	—	1,195	4,779	245	1,195	5,024	6,219	858	1988	2/4/1998		(2)
2101 Webster	San Francisco Bay Area	45,853	2,577	47,966	—	2,577	47,966	50,543	276	1985	10/8/2004		(2)
Lake Merritt Tower I	San Francisco Bay Area	—	6,504	36,853	187	6,504	37,040	43,544	4,032	1990	8/31/2000		(2)
The Ordway	San Francisco Bay Area	47,425	23,316	54,402	1,251	23,316	55,653	78,969	9,116	1970	5/21/1998		(2)
World Savings Center	San Francisco Bay Area	28,202	7,714	30,856	2,274	7,714	33,130	40,844	4,739	1985	7/29/1997		(2)
5500 Great America Parkway	Santa Clara	—	8,886	19,261	720	8,886	19,981	28,867	211	1999	5/25/2004		(2)
One Northwestern Plaza	Suburban Detroit	17,800	—	27,448	505	—	27,953	27,953	5,498	1989	10/23/1996		(2)

Total Operating Properties		775,536	338,564	1,744,261	47,539	341,321	1,789,043	2,130,364	234,007

Construction in Progress
High Bluff Ridge at Del Mar	San Diego	8,929	10,856	11,540		10,856	12,561	23,417

Land Held for Future Development			53,132	5,882		53,132	5,882	59,014

Total Real Estate		$784,465	$402,552	$1,761,683	$47,539	$405,309	$1,807,486	$2,212,795	$234,007

(1)	The real estate project or portion of real estate project was developed by the company.
(2)	Buildings & improvements - 30 to 40 years.
(3)	The aggregate cost for federal income tax purposes was approximately $2,261,981.

Operating Real Estate and Accumulated Depreciation

A summary of activity for operating real estate and accumulated depreciation for the years ended December 31, 2004, 2003 and 2002 is as follows:

(in thousands)	2004	2003	2002
Operating real estate:
Balance at beginning of the period	$2,052,679	$1,932,028	$1,807,039
Beginning construction in progress moved to operating real estate during the period	—	37,170	29,084
Additions to and improvement of real estate	227,587	149,380	150,554
Cost of operating real estate sold	(149,902)	(65,899)	(54,649)

Balance at end of the period	$2,130,364	$2,052,679	$1,932,028

Accumulated depreciation:
Balance at beginning of the period	$210,944	$178,792	$146,349
Depreciation expense	45,513	43,677	42,229
Accumulated depreciation of real estate sold or retired	(22,450)	(11,525)	(9,786)

Balance at end of the period	$234,007	$210,944	$178,792