Form 10-Q
period 2005-03-31
PRENTISS PROPERTIES TRUST/MD
filed 2005-05-06
CIK 1011699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

      The number of Common Shares of Beneficial Interest, $0.01 par value, outstanding as of May 5, 2005, was 45,190,280 and the number of outstanding Participating Cumulative Redeemable Preferred Shares of Beneficial Interest, Series D, was 3,773,585.

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

•	Our failure to qualify as a REIT under the Internal Revenue Code of 1986, as amended;	•	Competition in markets where we have properties;

•	Possible adverse changes in tax and environmental laws, as well as the impact of newly adopted accounting principles on our accounting policies and on period-to-period comparison of financial results;	•	Our dependence on key personnel whose continued service is not guaranteed;

•	Potential liability for uninsured losses and environmental contamination;	•	Changes in our investment, financing and borrowing policies without shareholder approval;

•	Our properties are illiquid assets;	•	The effect of shares available for future sale on the price of common shares;

•	Factors that could result in the poor operating performance of our properties including tenant defaults and increased costs such as taxes, insurance, utilities and casualty losses that exceed insurance limits;	•	Limited ability of shareholders to effect change of control;

•	Changes in market conditions including market interest rates and employment rates;	•	Conflicts of interest with management, our board of trustees and joint venture partners could impact business decisions;

•	Our incurrence of debt and use of variable rate and derivative financial instruments;	•	Our third-party property management, leasing, development and construction business and related services;

•	Our real estate acquisition, redevelopment, development and construction activities;	•	Risks associated with an increase in the frequency and scope of changes in state and local tax laws and increases in the number of state and local tax audits; and

•	The geographic concentration of our properties;	•	Cost of compliance with the Americans with Disabilities Act and other similar laws related to our properties.

•	Changes in market conditions including capitalization rates applied in real estate acquisitions;

If one or more of these risks or uncertainties materialize, or if any underlying assumption proves incorrect, actual results may vary materially from those anticipated, expected or projected. Such forward-looking statements reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. A detailed discussion of risks is included, under the caption “Risk Factors” in our Form 10-K, filed on March 15, 2005. You are cautioned not to place undue reliance on our forward-looking statements, which speak only as of the date of this Form 10-Q or the date of any document incorporated by reference into this Form 10-Q. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

(this page intentionally left blank)

PRENTISS PROPERTIES TRUST
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2005	2004
ASSETS
Operating real estate:
Land	$349,779	$341,321
Buildings and improvements	1,827,141	1,789,043
Less: accumulated depreciation	(245,518)	(234,007)

	1,931,402	1,896,357
Construction in progress	28,963	23,417
Land held for development	59,084	59,014
Deferred charges and other assets, net	269,015	260,283
Notes receivable, net	1,500	1,500
Accounts receivable, net	55,910	55,772
Cash and cash equivalents	10,785	8,586
Escrowed cash	7,151	9,584
Investments in securities and insurance contracts	5,110	3,279
Investments in unconsolidated joint ventures and subsidiaries	14,648	12,943
Interest rate hedges	7,242	2,804

Total assets	$2,390,810	$2,333,539

LIABILITIES AND SHAREHOLDERS’ EQUITY
Mortgages and notes payable	$1,249,083	$1,191,911
Interest rate hedges	1,222	3,850
Accounts payable and other liabilities	89,059	105,304
Distributions payable	28,192	28,103

Total liabilities	1,367,556	1,329,168

Minority interest in operating partnership	24,613	24,990

Minority interest in real estate partnerships	62,029	35,792

Commitments and contingencies

Preferred shares $.01 par value, 20,000,000 shares authorized, 3,773,585 shares issued and outstanding	100,000	100,000
Common shares $.01 par value, 100,000,000 shares authorized, 48,394,871 and 48,268,845 (includes 3,269,746 and 3,286,957 in treasury) shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	484	483
Additional paid-in capital	1,024,545	1,020,917
Common shares in treasury at cost 3,269,746 and 3,286,957 shares at March 31, 2005 and December 31, 2004, respectively	(82,376)	(82,694)
Unearned compensation	(6,491)	(3,386)
Accumulated other comprehensive income	6,595	(302)
Distributions in excess of earnings	(106,145)	(91,429)

Total shareholders’ equity	936,612	943,589

Total liabilities and shareholders’ equity	$2,390,810	$2,333,539

The accompanying notes are an integral part of these consolidated financial statements.

PRENTISS PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2005	2004
Revenues:
Rental income	$95,039	$84,298
Service business and other income	3,050	3,488

	98,089	87,786

Operating expenses:
Property operating and maintenance	26,045	21,377
Real estate taxes	10,859	9,336
General and administrative and personnel costs	2,883	2,585
Expenses of service business	2,655	1,649
Depreciation and amortization	24,559	21,284

	67,001	56,231

Other expenses:
Interest expense	17,875	16,199
Amortization of deferred financing costs	718	565

	18,593	16,764

Income from continuing operations before equity in income of unconsolidated joint ventures and subsidiaries and minority interests	12,495	14,791

Equity in income of unconsolidated joint ventures and subsidiaries	698	578
Minority interests	(505)	(1,600)

Income from continuing operations	12,688	13,769

Discontinued operations:
Income from discontinued operations	—	1,978
Gain from disposition of discontinued operations	15	—
Minority interests related to discontinued operations	—	(64)

	15	1,914

Income before gain on sale of an interest in a real estate partnership	12,703	15,683

Gain on sale of an interest in a real estate partnership	—	1,316

Net income	$12,703	$16,999
Preferred dividends	(2,113)	(3,713)

Net income applicable to common shareholders	$10,590	$13,286

Basic earnings per common share:
Income from continuing operations applicable to common shareholders	$0.24	$0.27
Discontinued operations	—	.04

Net income applicable to common shareholders – basic	$0.24	$0.31

Weighted average number of common shares outstanding – basic	44,884	43,426

Diluted earnings per common share:
Income from continuing operations applicable to common shareholders	$0.23	$0.26
Discontinued operations	—	.04

Net income applicable to common shareholders – diluted	$0.23	$0.30

Weighted average number of common shares and common share equivalents outstanding – diluted	45,109	43,670

The accompanying notes are an integral part of these consolidated financial statements.

PRENTISS PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(dollars in thousands)

	Three Months Ended
	March 31,
	2005	2004
Net income	$12,703	$16,999
Unrealized gains and losses on securities:
Unrealized (losses)/gains arising during the period	(90)	26
Unrealized gains and losses on interest rate hedges:
Unrealized gains/(losses) arising during the period	6,987	(2,004)

Other comprehensive income	6,897	(1,978)

Comprehensive income	$19,600	$15,021

The accompanying notes are an integral part of these consolidated financial statements.

PRENTISS PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)

	Three Months Ended
	March 31,
	2005	2004
Cash Flows from Operating Activities:
Net income	$12,703	$16,999
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interests	505	1,664
Gain from disposition of discontinued operations	(15)	(1,316)
Provision for doubtful accounts	528	887
Depreciation and amortization	24,559	23,111
Amortization of deferred financing costs	718	565
Earnings in excess of distribution from joint venture and unconsolidated subsidiaries	(183)	(122)
Non-cash compensation	550	868
Gain on derivative financial instruments	(79)	(86)
Changes in assets and liabilities:
Deferred charges and other assets	(1,865)	(1,731)
Accounts receivable	(666)	(2,926)
Escrowed cash	2,433	(1,149)
Accounts payable and other liabilities	(16,323)	(14,487)

Net cash provided by operating activities	22,865	22,277

Cash Flows from Investing Activities:
Development/redevelopment of real estate	(6,065)	(1,515)
Purchase of real estate	(51,376)	—
Capital expenditures for in-service properties	(15,045)	(10,754)
Proceeds from the sale of a joint venture interest in a real estate partnership	—	69,338
Proceeds received from repayments of notes receivable	—	9,464
Investments in securities and insurance contracts	(1,009)	(613)
Investments in unconsolidated subsidiaries	(1,586)	—

Net cash used/provided by in investing activities	(75,081)	65,920

Cash Flows from Financing Activities:
Net proceeds from sale of common shares	258	46,760
Redemption of series E preferred units	—	(10,000)
Redemption of series B preferred units	—	(95,000)
Capital contribution from minority interest partners in consolidated joint ventures	25,146	300
Repurchase of operating partnership common units	—	(891)
Distributions paid to limited partners	(756)	(826)
Distributions paid to common shareholders	(25,234)	(23,880)
Distributions paid to preferred shareholders	(2,171)	(2,113)
Distributions paid to preferred unitholders	—	(3,176)
Proceeds from mortgages and notes payable	336,224	165,000
Repayments of mortgages and notes payable	(279,052)	(159,101)

Net cash provided by/used in financing activities	54,415	(82,927)

Net change in cash and cash equivalents	2,199	5,270
Cash and cash equivalents, beginning of period	8,586	5,945

Cash and cash equivalents, end of period	$10,785	$11,215

Supplemental Cash Flow Information:
Cash paid for interest	$18,404	$16,774

The accompanying notes are an integral part of these consolidated financial statements.

PRENTISS PROPERTIES TRUST
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(Unaudited)

1. The Organization

Organization

      We are a self-administered and self-managed Maryland REIT that acquires, owns, manages, leases, develops and builds primarily office properties throughout the United States. We are self-administered in that we provide our own administrative services, such as accounting, tax and legal, through our own employees. We are self-managed in that we provide all the management and maintenance services that our properties require through our own employees, such as, property managers, leasing professionals and engineers. We operate principally through our operating partnership, Prentiss Properties Acquisition Partners, L.P., and its subsidiaries, and two management service companies, Prentiss Properties Resources, Inc. and its subsidiaries and Prentiss Properties Management, L.P. The ownership of the operating partnership was as follows at March 31, 2005:

				Series D
				Convertible
	Common			Preferred
(units in thousands)	Units		%	Units	%

Prentiss Properties Trust	45,189	(A)	97.14%	3,774	100.00%
Third parties	1,329		2.86%	—	0.00%

Total	46,518		100.00%	3,774	100.00%

(A)	Includes 63,741 common shares held by the company pursuant to a deferred compensation plan. The shares are accounted for as common shares in treasury on the consolidated balance sheet.

      As of March 31, 2005, we owned interests in a diversified portfolio of 135 primarily suburban Class A office and suburban industrial properties as follows:

	Number of	Net Rentable
	Buildings	Square Feet(1)
		(in thousands)
Office properties	108	17,729
Industrial properties	27	2,203

Total	135	19,932

(1)	Includes 100% of the net rentable square feet of our consolidated wholly-owned and joint venture properties and 100% of our unconsolidated joint venture properties, which totaled 17.3 million, 989,000 and 1.6 million, respectively. Our pro rata share of the net rentable square feet totals 18.5 million, which includes 504,000 and 669,000 from consolidated and unconsolidated joint venture properties, respectively.

      As of March 31, 2005, our properties were 89% leased to approximately 960 tenants. In addition to managing properties that we own, we manage approximately 9.5 million net rentable square feet in office, industrial and other properties for third parties.

      We have determined that our reportable segments are those that are based on our method of internal reporting, which disaggregates our business by geographic region. As of March 31, 2005, our reportable segments include our five regions (1) Mid-Atlantic; (2) Midwest; (3) Southwest; (4) Northern California; and (5) Southern California.

      At March 31, 2005, our properties were located in 10 markets, which were included in our reportable segments as follows:

Reportable Segment	Market
Mid-Atlantic	Metropolitan Washington D.C.
Midwest	Chicago, Suburban Detroit
Southwest	Dallas/Fort Worth, Austin, Denver
Northern California	Oakland, Silicon Valley
Southern California	San Diego, Los Angeles

PRENTISS PROPERTIES TRUST
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(Unaudited)

Real Estate Transactions

      On February 14, 2005, Prentiss Office Investors, L.P., which is owned 51% by our operating partnership and its affiliates and 49% by Stichting Pensioenfonds ABP, acquired from an unrelated third party, a two building office complex with approximately 197,000 net rentable square feet. The properties are located in Herndon, Virginia and were acquired for gross proceeds of $51.8 million. Each partner contributed their pro rata share of the purchase price to Prentiss Office Investors, L.P. for the acquisition. Amounts contributed from the operating partnership were funded with proceeds from our revolving credit facility.

Other Transactions

      On January 13, 2005, Prentiss Office Investors, L.P. completed a five-year interest rate swap agreement in a notional amount of $20.0 million. The interest rate swap effectively locks 30-day LIBOR at 4.00% on $20.0 million of our variable rate borrowings. The interest rate swap is effective February 1, 2005 and matures February 1, 2010.

      During the first quarter 2005, we formed Prentiss Properties Capital Trust I, a Delaware statutory trust, established to issue $26,250,000 and $25,000,000 of trust preferred equity securities to Taberna Preferred Funding I, Ltd. and Merrill Lynch International, respectively in a private placement pursuant to an applicable exemption from registration. Prentiss Properties Limited, Inc., a wholly-owned affiliate of our operating partnership acquired for $1.6 million a residual interest (common securities), of Prentiss Properties Capital Trust I, representing 3% of the overall equity of the trust. The preferred equity securities will mature on March 30, 2035, but may be redeemed by Prentiss Properties Capital Trust I beginning on March 30, 2010. The holders of both the preferred equity and common securities will receive quarterly distributions from Prentiss Properties Capital Trust I, at a variable rate equal to LIBOR plus 1.25%. Distributions will be cumulative and will accrue from the date of original issuance but may be deferred for up to 20 consecutive quarterly periods.

      Prentiss Properties Capital Trust I used the proceeds from the issuance of the preferred and common securities to acquire $52.8 million of junior subordinated notes from our operating partnership pursuant to an indenture agreement.

      The notes will mature on March 30, 2035, but may be redeemed at our option, in whole or in part, beginning on March 30, 2010 in accordance with the provisions of the indenture agreement. The notes bear interest at a variable rate equal to LIBOR plus 1.25%. Interest is cumulative and will accrue from the date of original issuance but may be deferred by us for up to 20 consecutive quarterly periods.

      The trust is a variable interest entity under paragraph 5(b)(1) of FIN 46, because the equity investors at risk hold no substantial decision-making rights. Prentiss Properties Limited, Inc.’s investment is financed directly by our operating partnership and therefore it is not considered at risk. Because Prentiss Properties Limited, Inc. is not the primary beneficiary in the trust, the accounts of the trust are not consolidated with and into Prentiss Properties Limited, Inc. and therefore are not consolidated with and into our operating partnership. Prentiss Properties Limited, Inc.’s investment in the trust is presented on our consolidated balance sheet as an investment in joint ventures and unconsolidated subsidiaries and is accounted for using the cost method of accounting.

      The proceeds received by the operating partnership in exchange for the notes were used to repay a portion of the outstanding borrowings under our revolving credit facility. The notes are presented on our consolidated balance sheet in the line item mortgages and notes payable.

      On March 22, 2005, we completed a ten-year, $114.2 million loan collateralized by our Burnett Plaza property, a 1,025,000 net rentable square foot office building in Fort Worth, Texas. The interest rate is fixed at 5.02% and the monthly payments are interest only until April 1, 2008 at which time it converts to amortizing, on a 30-year amortization schedule, until the maturity date of April 1, 2015. The proceeds were used to repay a portion of the outstanding borrowings under our revolving credit facility.

PRENTISS PROPERTIES TRUST
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(Unaudited)

2. Basis of Presentation

      The accompanying financial statements are unaudited; however, our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The December 31, 2004 comparative balance sheet information was derived from audited financial statements. The results for the three month period ended March 31, 2005 are not necessarily indicative of the results to be obtained for the full fiscal year. These financial statements should be read in conjunction with our audited financial statements, and notes thereto, included in our annual report on Form 10-K for the fiscal year ended December 31, 2004.

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

      Historically, we applied the intrinsic value based method of accounting as prescribed by APB Opinion 25 and related Interpretations in accounting for our share-based awards. Had we fully adopted Statement of Financial Accounting Standards No. 123 for awards issued prior to January 1, 2003 it would have changed our method for recognizing the cost of our plans. Had the compensation cost for our share-based compensation plans been determined consistent with Statement of Financial Accounting Standards No. 123, our net income applicable to common shareholders and net income per common share for the three months ended March 31, 2005 and 2004 would approximate the pro forma amounts below:

	Three Months Ended
	March 31,
(amounts in thousands, except per share data)	2005	2004

Net income applicable to common shareholders as reported	$10,590	$13,286
Add: Share-based employee compensation expense included therein	967	500
Deduct: Total share-based employee compensation expense determined under fair value method for all awards	(968)	(521)

Pro Forma net income applicable to common shareholders	$10,589	$13,265

Earnings per share:
Basic – as reported	$0.24	$0.31
Basic – pro forma	$0.24	$0.31

Diluted – as reported	$0.23	$0.30
Diluted – pro forma	$0.23	$0.30

      The effects of applying Statement of Financial Accounting Standards No. 123 in this pro forma disclosure are not necessarily indicative of future amounts.

PRENTISS PROPERTIES TRUST
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(Unaudited)

4. Earnings per Share

      We calculate earnings per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share,” which requires a dual presentation of basic and diluted earnings per share on the face of the income statement. Additionally, the statement requires a reconciliation of the numerator and denominator used in computing basic and diluted earnings per share. The table below presents a reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share for the three month period ended March 31, 2005 and 2004:

	Three Months Ended
	March 31,
(in thousands, except per share data)	2005	2004

Reconciliation of the numerator used for basic earnings per share
Income from continuing operations	$12,688	$13,769
Preferred dividends	(2,113)	(3,713)
Gain on sale of an interest in a real estate partnership	—	1,316

Income from continuing operations applicable to common shareholders	$10,575	$11,372
Discontinued operations	15	1,914

Net income applicable to common shareholders	$10,590	$13,286

Reconciliation of the denominator used for basic earnings per share
Weighted average common shares outstanding	44,884	43,426

Basic earnings per share	$0.24	$0.31

Reconciliation of the numerator used for dilutive earnings per share
Income from continuing operations	$12,688	$13,769
Preferred dividends	(2,113)	(3,713)
Gain on sale of an interest in a real estate partnership	—	1,316

Income from continuing operations applicable to common shareholders	$10,575	$11,372
Discontinued operations	15	1,914

Net income applicable to common shareholders	$10,590	$13,286

Reconciliation of the denominator used for dilutive earnings per share (1)
Weighted average common shares outstanding	44,884	43,426
Dilutive options	109	192
Dilutive share grants	116	52

Weighted average common shares and common share equivalents outstanding (1)	45,109	43,670

Diluted earnings per share	$0.23	$0.30

(1)	The following securities were not included in the diluted earnings per share computation because they would have had an antidilutive effect.

	Three Months Ended
	March 31,
Antidilutive Securities (in thousands)	2005	2004

Series D Convertible Preferred Shares	3,774	3,774

PRENTISS PROPERTIES TRUST
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(Unaudited)

5. Deferred Charges and Other Assets, Net

      Deferred charges consisted of the following at March 31, 2005 and December 31, 2004:

	(in thousands)
	March 31,	December 31,
	2005	2004
Deferred leasing costs and tenant improvements	$325,455	$311,320
In-place lease values	30,972	27,910
Above market lease values	5,668	5,666
Deferred financing costs	14,851	14,568
Prepaids and other assets	11,757	11,610

	388,703	371,074
Less: accumulated amortization	(119,688)	(110,791)

	$269,015	$260,283

      We record the amortization related to deferred leasing costs and tenant improvements and in-place lease values in the line item “depreciation and amortization.” We record above market lease value amortization in the line item “rental income.” Amortization for deferred financing cost is recorded in the line item “amortization of deferred financing costs,” and the amortization for prepaid items is recorded in the line items “property operating and maintenance” and “real estate taxes.”

6. Notes Receivable

      Our notes receivable balance of $1.5 million at March 31, 2005 is the result of a real estate transaction that included a non-recourse promissory note totaling $4.4 million, collateralized by a real estate property sold, maturing March 1, 2005, bearing interest at 7.95% per annum and requiring interest only payments until maturity. On December 22, 2004, we received correspondence from the borrower indicating an inability to fulfill its total obligation under the note. Due to the fact that our note receivable is subordinate to a first mortgage totaling approximately $12.0 million, we initiated an evaluation of the underlying real estate. Our evaluation was to determine whether the fair value of the property, less cost to sell, would be sufficient to satisfy both the first mortgage and our note receivable. In our opinion, the fair value of the underlying real estate would not be sufficient to satisfy both the first mortgage and our note receivable and thus, in the preparation of our financial statements for the year ended December 31, 2004, we recognized a $2.9 million write-down of the note. On April 4, 2005, the borrower sent notice notifying us that they were attempting to restructure the first mortgage. The $1.5 million note receivable balance at March 31, 2005 represents our estimate of the present value of the expected future cash flows to be received under the note.

7. Accounts Receivable, Net

      Accounts receivable consisted of the following at March 31, 2005 and December 31, 2004:

	(in thousands)
	March 31,	December 31,
	2005	2004
Rents and services	$8,581	$10,449
Accruable rental income	53,258	50,721
Other	422	809

	62,261	61,979
Less: allowance for doubtful accounts	(6,351)	(6,207)

	$55,910	$55,772

PRENTISS PROPERTIES TRUST
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(Unaudited)

8. Investments in Unconsolidated Joint Ventures and Subsidiaries

      The following information summarizes the financial position at March 31, 2005 and December 31, 2004 and the results of operations for the three month periods ended March 31, 2005 and 2004 for the investments in which we held a non-controlling interest during the period presented:

Summary of Financial Position:	Total Assets		Total Debt (4)		Total Equity		Company’s Investment
	March 31,	Dec. 31,	March 31,	Dec. 31,	March 31,	Dec. 31,	March 31,	Dec. 31,
(in thousands)	2005	2004	2005	2004	2005	2004	2005	2004

Broadmoor Austin Associates(1)	$97,312	$97,962	$130,224	$131,979	$(34,473)	$(34,814)	$4,324	$4,217
Tysons International Partners(2)	89,360	89,268	58,903	59,113	28,962	28,914	8,738	8,726
Other Investments(3)	—	—	—	—	—	—	1,586	—

							$14,648	$12,943

Summary of Operations for the Three Months Ended					Company’s Share of
March 31, 2005 and 2004	Total Revenue		Net Income		Net Income/(Loss)
(in thousands)	2005	2004	2005	2004	2005	2004

Broadmoor Austin Associates	$5,646	$5,017	$1,373	$1,220	$686	$610
Tysons International Partners	3,159	2,943	48	(126)	12	(32)

Total					$698	$578

(1)	We own a 50% non-controlling interest in Broadmoor Austin Associates, an entity, which owns a seven-building, 1.1 million net rentable square foot office complex in Austin, Texas.

(2)	At March 31, 2005, we owned a 25% non-controlling interest in Tysons International Partners, an entity, which owns two office properties containing 452,000 net rentable square feet in the Northern Virginia area. On May 2, 2005, we acquired the remaining 75% interest in this joint venture.

(3)	Represents an interest in Prentiss Properties Capital Trust I that we account for using the cost method of accounting.

(4)	The mortgage debt, all of which is non-recourse, is collateralized by the individual real estate property or properties within each venture.

PRENTISS PROPERTIES TRUST
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(Unaudited)

9. Mortgages and Notes Payable

      At March 31, 2005, we had mortgages and notes payable of $1.25 billion, excluding our proportionate share of debt from our unconsolidated joint ventures.

      The following table sets forth our consolidated mortgages and notes payable as of March 31, 2005 and December 31, 2004:

	(in thousands)
	March 31,	December 31,
Description	2005	2004	Amortization	Interest Rate(1)	Maturity

Revolving credit facility	$171,500	$217,500	None	LIBOR+1.250%	February 19, 2007
PPREFI portfolio loan (2)	180,100	180,100	None	7.58%	February 26, 2007
High Bluffs construction loan	13,116	8,929	None	LIBOR+1.400%	September 1, 2007
Collateralized term loan — Union Bank of Calif.(3)	30,000	30,000	None	LIBOR+1.150%	September 30, 2007
Unsecured term loan — Eurohypo I	100,000	100,000	None	LIBOR+1.250%	May 22, 2008
Unsecured term loan — Commerz	75,000	75,000	None	LIBOR+1.250%	March 15, 2009
Unsecured term loan — Eurohypo II	13,690	13,760	30 yr	7.46%	July 15, 2009
Prentiss Properties Capital Trust I Debenture	52,836	—	None	LIBOR+1.250%	March 30, 2035
Collateralized term loan — Mass Mutual (4)	85,000	85,000	None	LIBOR+0.850%	August 1, 2009
Variable rate mortgage notes payable (5)	30,700	96,700	None	(6)	(6)
Fixed rate mortgage notes payable (7)	497,141	384,922	(8)	(8)	(8)

	$1,249,083	$1,191,911

(1)	30-day LIBOR was 2.87% at March 31, 2005.

(2)	The PPREFI portfolio loan is collateralized by 36 properties with an aggregate net book value of real estate of $235.5 million.

(3)	The term loan is collateralized by two properties with an aggregate net book value of real estate of $18.3 million.

(4)	The term loan is collateralized by 9 properties with an aggregate net book value of real estate of $107.2 million.

(5)	The variable rate mortgage loans are collateralized by 3 buildings with an aggregate net book value of $40.4 million.

(6)	Interest rates on our variable rate mortgages range from 30-day LIBOR plus 110 basis points to 30-day LIBOR plus 130 basis points. Maturity dates range from July 2009 through December 2009.

(7)	The fixed rate mortgage loans are collateralized by 23 buildings with an aggregate net book value of $571.3 million.

(8)	The effective interest rates for our fixed rate mortgages range from 3.70% to 8.05% with a weighted average effective interest rate of 6.69% at March 31, 2005. Maturity dates range from November 2005 through April 2015 with a weighted average maturity of 6.3 years from March 31, 2005.

      Our mortgages and notes payable at March 31, 2005 consisted of $677.2 million of fixed rate, non-recourse, long-term mortgages, $13.7 million of fixed rate, recourse debt and $558.2 million of floating rate debt, $415.0 million of which was hedged at March 31, 2005 with variable to fixed rate hedges.

      Future scheduled principal repayments of our outstanding mortgages and notes payable are as follows:

(in thousands)
2005	$50,257
2006	9,704
2007	406,798
2008	107,094
2009	251,764
Thereafter	423,466

$1,249,083

10. Interest Rate Hedges

      In the normal course of business, we are exposed to the effect of interest rate changes. We limit our interest rate risk by following established risk management policies and procedures including the use of derivatives. For interest rate exposures, derivatives are used to hedge against rate movements on our related debt.

PRENTISS PROPERTIES TRUST
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(Unaudited)

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

      Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified to earnings. This reclassification is consistent with when the hedged items are recognized in earnings. Within the next twelve months, we expect to reclassify to earnings approximately $2.4 million and $926,000 of unrealized gains and unrealized losses, respectively.

PRENTISS PROPERTIES TRUST
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(Unaudited)

      The following table summarizes the notional values and fair values of our derivative financial instruments at March 31, 2005. The notional value provides an indication of the extent of our involvement in these instruments as of the balance sheet date, but does not represent exposure to credit, interest rate or market risks.

		Swap Rate Received
Notional	Swap Rate Paid	(Variable) at
Amount	(Fixed)	March 31, 2005	Swap Maturity	Fair Value
				(in thousands)
$25 million	4.345%	2.87%	July 2005	$(89)
$15 million	4.345%	2.87%	July 2005	(53)
$20 million	5.985%	2.87%	March 2006	(432)
$30 million	5.990%	2.87%	March 2006	(649)
$50 million	2.270%	2.87%	August 2007	2,087
$25 million	2.277%	2.87%	August 2007	1,040
$70 million(1)	4.139%	2.87%	August 2008	348
$30 million	3.857%	2.87%	September 2008	456
$30 million	3.819%	2.87%	October 2008	494
$20 million	3.819%	2.87%	October 2008	329
$50 million	3.935%	2.87%	May 2009	858
$30 million	3.443%	2.87%	October 2009	1,225
$20 million (1)	4.000%	2.87%	February 2010	406

Total				$6,020

(1)	The interest rate swap agreement was executed by Prentiss Office Investors, L.P., a partnership which is 51% owned by our operating partnership.

      Cash payments made under our interest rate swap agreements exceeded cash receipts from our interest rate swap agreements by $1.5 million and $2.6 million for the three months ended March 31, 2005 and 2004, respectively.

11. Accounts Payable and Other Liabilities

      Accounts payable and other liabilities consisted of the following at March 31, 2005 and December 31, 2004:

	(in thousands)
	March 31,	December 31,
	2005	2004
Accrued interest expense	$5,861	$5,685
Accrued real estate taxes	18,444	28,178
Advance rents and deposits	19,865	20,010
Deferred compensation liability	7,139	6,516
Below market lease values, net of amortization(1)	8,039	8,319
Other liabilities	29,711	36,596

	$89,059	$105,304

(1)	Accumulated amortization for below market lease values as of March 31, 2005 and 2004 was $2.4 million and $2.0 million, respectively. We record below market lease value amortization in the line item “rental income.”

12. Distributions

      On March 31, 2005, we declared a cash distribution for the first quarter of 2005 in the amount of $0.56 per share, payable on April 8, 2005 to common shareholders of record on March 31, 2005. Additionally, we determined that a distribution of $0.56 per common unit would be made to the partners of the operating partnership and the holders of our Series D Convertible Preferred Shares. The distributions totaled $28.2 million and were paid April 8, 2005.

PRENTISS PROPERTIES TRUST
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(Unaudited)

13. Supplemental Disclosure of Non-Cash Activities

      During the three months ended March 31, 2005, we declared cash distributions totaling $28.2 million payable to holders of common shares, operating partnership units and Series D Convertible Preferred Shares. The distributions were paid April 8, 2005.

      Pursuant to our long-term incentive plan, during the three months ended March 31, 2005, we issued 110,250 restricted common shares to various key employees. The shares, which had a market value of approximately $3.8 million based upon the per share price on the date of grant, were classified as unearned compensation and recorded in the shareholders’ equity section of the consolidated balance sheet. The unearned compensation is amortized quarterly as compensation expense over the three-year vesting period.

      During the three months ended March 31, 2005, 5,483 common shares were issued pursuant to the conversion of 5,484 common units of our operating partnership. The common shares had a market value of approximately $199,000 on the conversion date.

      During the three months ended March 31, 2005, common shares held in treasury decreased by $318,000 primarily relating to 26,165 common shares issued from treasury and 8,954 common shares placed in treasury in connection with our Key Employee Share Option Plan.

      We marked-to-market our investments in securities and our interest rate hedges. During the three months ended March 31, 2005, we recorded unrealized gains of $7.0 million and unrealized losses of $90,000 on our interest rate hedges and investments in securities, respectively.

      In connection with the acquisitions during the three months ended March 31, 2005, we recorded and assumed liabilities of approximately $520,000.

14. Segment Information

      The tables below present information about segment assets, our investments in equity method investees, expenditures for additions to long-lived assets and revenues and income from continuing operations used by our chief operating decision maker as of and for the three month period ended March 31, 2005 and 2004:

For the Three Months Ended March 31, 2005
(in thousands)

							Corporate
							Not
	Mid-			Northern	Southern	Total	Allocable To	Consolidated
	Atlantic	Midwest	Southwest	California	California	Segments	Segments	Total
Revenues	$26,570	$16,740	$32,085	$12,240	$9,927	$97,562	$527	$98,089

Income from continuing operations	$11,752	$4,259	$9,600	$4,395	$3,573	$35,579	$(20,891)	$12,688

Additions to long-lived assets:
Development/redevelopment	$3	$208	$13	$246	$5,595	$6,065	$—	$6,065
Purchase of real estate	51,818	—	—	—	—	51,818	—	51,818
Capital expenditures for in-service properties	8,524	569	4,346	208	1,398	15,045	—	15,045

Total additions	$60,345	$777	$4,359	$454	$6,993	$72,928	$—	$72,928

Investment balance in equity method investees	$8,738	$—	$4,324	$—	$—	$13,062	$—	$13,062

Assets	$661,286	$435,479	$699,460	$280,328	$281,022	$2,357,575	$33,235	$2,390,810

PRENTISS PROPERTIES TRUST
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(Unaudited)

For the Three Months Ended March 31, 2004
(in thousands)

							Corporate
							Not
	Mid-			Northern	Southern	Total	Allocable To	Consolidated
	Atlantic	Midwest	Southwest	California	California	Segments	Segments	Total
Revenues	$24,194	$14,156	$30,427	$8,448	$9,803	$87,028	$758	$87,786

Income from continuing operations	$10,281	$3,475	$11,949	$3,904	$3,058	$32,667	$(18,898)	$13,769

Additions to long-lived assets:
Development/redevelopment	$—	$1,255	$162	$—	$98	$1,515	$—	$1,515
Capital expenditures for in-service properties	1,604	3,228	3,625	1,295	1,002	10,754	—	10,754

Total additions	$1,604	$4,483	$3,787	$1,295	$1,100	$12,269	$—	$12,269

Investment balance in equity method investees	$9,194	$—	$3,973	$—	$—	$13,167	$—	$13,167

Assets	$616,069	$414,660	$635,634	$252,698	$241,946	$2,161,007	$24,424	$2,185,431

PRENTISS PROPERTIES TRUST
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(Unaudited)

15. Recently Issued Accounting Pronouncements

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

      The Statement, which originally was to take effect the beginning of the first interim or annual reporting period that begins after June 15, 2005 for public entities that do not file as small business issuers, was amended on April 14, 2005. The Securities and Exchange Commission adopted a new rule to amend the compliance dates, which now allows companies to implement the statement at the beginning of their next fiscal year. The Statement will not have a material impact on our financial statements.

16. Subsequent Events

      On May 2, 2005, our operating partnership completed a transaction in which we effectively acquired for $103.2 million the remaining 75% interest in Tysons International Partners, a joint venture that prior to the transaction was owned 25% by our operating partnership and 75% by an unrelated third party. The joint venture, through its two wholly-owned subsidiaries (“subsidiaries”) owned two office properties totaling approximately 452,000 net rentable square feet in Tysons Corner Virginia. Pursuant to the purchase agreement, our operating partnership acquired from Tysons International Partners 100% of the subsidiaries thereby giving us 100% ownership of the two office properties. Tysons International Partners distributed the proceeds from the sale and immediately thereafter redeemed the 75% partner’s interest in joint venture. As a consequence of the redemption, Tyson’s International Partners terminated as a joint venture.

      On May 3, 2005, Prentiss Office Investors, L.P. completed a five-year $30.9 million loan, collateralized by two office buildings located in Herndon, Virginia. We may borrow an additional $1.9 million over the next 24 months if certain conditions are met. The interest rate on the loan is 115 basis points over 30-day LIBOR and the monthly payments are interest only, with the principal balance due at its maturity on May 3, 2010. Proceeds from the loan were used to fund a pro rata capital distribution to the joint venture partners based on their ownership interest in Prentiss Office Investors, L.P. Our operating partnership used proceeds from the capital distribution to repay a portion of the outstanding borrowings under our revolving credit facility.

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

      As of March 31, 2005, we owned interests in a diversified portfolio of 135 primarily suburban Class A office and suburban industrial properties as follows:

	Number of	Net Rentable
	Buildings	Square Feet(1)
		(in thousands)
Office properties	108	17,729
Industrial properties	27	2,203

Total	135	19,932

(1)	Includes 100% of the net rentable square feet of our consolidated wholly-owned and joint venture properties and 100% of our unconsolidated joint venture properties, which totaled 17.3 million, 989,000 and 1.6 million, respectively. Our pro rata share of the net rentable square feet totals 18.5 million, which includes 504,000 and 669,000 from consolidated and unconsolidated joint venture properties, respectively.

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

      On April 22, 2004, we acquired from 7-Eleven, Inc., an unrelated third party, the Cityplace Center property, a 42-story, 1.3 million net rentable square foot class “AA” office building in Dallas, Texas. Under the terms of the purchase, 7-Eleven, Inc. executed a 504,351 square-foot lease at the property for a term of three years from the date of closing. 7-Eleven, Inc. has the option to extend the term of its lease an additional seven years by notifying us no later than October 21, 2005. The acquisition price of the building totaled approximately $124 million. In determining the amount we were willing to pay for property, we projected 7-Eleven’s departure from the building at the end of the initial 3-year term. The operating partnership is obligated to fund an additional $14.5 million if 7-Eleven, Inc. exercises its extension option.

      Although 7-Eleven, Inc. announced to the public on April 20, 2005, that they do not intend to renew their lease at the property, they have not provided us with formal notification and as a result retain their rights under the purchase agreement to extend the lease in accordance with the conditions included therein.

      Our industry’s performance is generally predicated on a sustained pattern of job growth. In 2004, while the overall United States economy began to demonstrate economic growth, there were few indications that the economy was creating jobs at a pace sufficient to generate significant increases in demand for our office space. We continue to operate in a period of weak fundamentals, evidenced by relatively high vacancy and correspondingly lower rental rates.

      As a result of the recent weak economic climate, the office real estate markets have been materially impacted by higher vacancy rates. In 2003, vacancy rates appeared to peak in many of our markets and some positive net absorption of space started to occur. During 2004, all of our markets, with the exception of Downtown Chicago, experienced positive net absorption of space. In addition, the overall vacancy rates were down as compared to 2003. Although there are some signs of improvement in the economic climate, we do not expect any material improvement in the leasing conditions for the remainder of 2005. In the face of challenging market conditions, we have followed a disciplined approach to managing our operations. We are constantly reviewing our portfolio and the markets in which we operate to identify potential asset acquisitions, opportunities for development and where we believe significant value can be found, asset dispositions. At the direction of our board of trustees we conducted an analysis of our business strategy in our Midwest region during the first quarter of 2005. As a result of such analysis we have decided to place all of our Chicago assets on the market to be sold. Holliday Fenoglio Fowler, L.P. has been retained as broker and will be marketing the properties for sale. Our Chicago portfolio consists of 16 office properties containing 2.2 million of owned square feet and 4 industrial properties containing 700,000 owned square feet. Additionally we have one office property in Detroit, Michigan, a 100% owned property containing 242,000 square feet, which is also being marketed for sale in this transaction.

      The occupancy in our portfolio of operating properties slightly increased in the first quarter of 2005 to 89% at March 31, 2005 compared to 88% at December 31, 2004. Market rental rates have declined in each of our markets from peak levels and there may be additional declines throughout the remainder of 2005. Rental rates on our office space that were re-leased during the first quarter 2005, 2004 and 2003 decreased an average of 3%, 8% and 9%, respectively, in comparison to rates that were in effect under expiring leases.

      Our organization consists of a corporate office located in Dallas, Texas and five regional offices each of which operates under the guidance of a member of our senior management team. The following table presents first quarter 2005 regional revenues and the 10 markets in which our properties are located, with the first market being the location of each regional office:

Region	Revenues	Market
	(in thousands)
Mid-Atlantic	$26,570	Metropolitan Washington D.C.
Midwest	16,740	Chicago, Suburban Detroit
Southwest	32,085	Dallas/Fort Worth, Austin, Denver
Northern California	12,240	Oakland, Silicon Valley
Southern California	9,927	San Diego, Los Angeles

Total	$97,562

      In addition to the $97.6 million of regional revenues, during the three months ended March 31, 2005, we recognized $527,000 of revenue consisting of reimbursements from employees for their share of health care related costs of $147,000, interest income of $91,000 representing the portion not allocated to our regions and the balance of $289,000 relates primarily to income derived from services performed for third parties not allocated to our regions.

      At March 31, 2005, we had 17.8 million square feet of in-place leases representing 89% of the 19.9 million net rentable square feet of both our consolidated and unconsolidated properties. Our leases range in term from 1 month to 20 years with an average term of 5 to 7 years. The following table presents, by region, the expiration of our 17.8 million square feet of in-place leases.

Square Feet				Northern	Southern
(in thousands)	Mid-Atlantic	Midwest	Southwest	California	California	Total
2005	237	53	298	84	518	1,190	6.7%
2006	674	434	812	100	295	2,315	13.0%
2007	663	166	1,054	231	599	2,713	15.2%
2008	309	475	461	204	278	1,827	10.3%
2009	576	226	859	188	403	2,252	12.6%
Thereafter	1,707	1,426	3,318	742	340	7,533	42.2%

	4,166	2,880	6,802	1,549	2,433	17,830	100.0%

If one or more tenants fail to pay their rent due to bankruptcy, weakened financial condition or otherwise, our income, cash flow and ability to make distributions would be negatively impacted. At any time, a tenant may seek the protection of the bankruptcy laws, which could result in delays in rental payments or in the rejection and termination of such tenant leases.

First Quarter 2005 Transactions

Real Estate Transactions

      On February 14, 2005, Prentiss Office Investors, L.P., which is owned 51% by our operating partnership and its affiliates and 49% by Stichting Pensioenfonds ABP, acquired from an unrelated third party, a two building office complex with approximately 197,000 net rentable square feet. The properties are located in Herndon, Virginia and were acquired for gross proceeds of $51.8 million. Each partner contributed their pro rata share of the purchase price to Prentiss Office Investors, L.P. for the acquisition. Amounts contributed from the operating partnership were funded with proceeds from our revolving credit facility.

Other Transactions

      On January 13, 2005, Prentiss Office Investors, L.P. completed a five-year interest rate swap agreement in a notional amount of $20.0 million. The interest rate swap effectively locks 30-day LIBOR at 4.00% on $20.0 million of our variable rate borrowings. The interest rate swap matures February 1, 2010.

      During the first quarter 2005, we formed Prentiss Properties Capital Trust I, a Delaware statutory trust, established to issue $26,250,000 and $25,000,000 of trust preferred equity securities to Taberna Preferred Funding I, Ltd. and Merrill Lynch International, respectively in a private placement pursuant to an applicable exemption from registration. Prentiss Properties Limited, Inc., a wholly-owned affiliate of our operating partnership acquired for $1.6 million a residual interest (common securities), of Prentiss Properties Capital Trust I, representing 3% of the overall equity of the trust. The preferred equity securities will mature on March 30, 2035, but may be redeemed by Prentiss Properties Capital Trust I beginning on March 30, 2010. The holders of both the preferred equity and common securities will receive quarterly distributions from Prentiss Properties Capital Trust I, at a variable rate equal to LIBOR plus 1.25%. Distributions will be cumulative and will accrue from the date of original issuance but may be deferred for up to 20 consecutive quarterly periods.

      Prentiss Properties Capital Trust I used the proceeds from the issuance of the preferred and common securities to acquire $52.8 million of junior subordinated notes from our operating partnership pursuant to an indenture agreement.

      The notes will mature on March 30, 2035, but may be redeemed at our option, in whole or in part, beginning on March 30, 2010 in accordance with the provisions of the indenture agreement. The notes bear interest at a variable rate equal to LIBOR plus 1.25%. Interest is cumulative and will accrue from the date of original issuance but may be deferred by us for up to 20 consecutive quarterly periods.

      The trust is a variable interest entity under paragraph 5(b)(1) of FIN 46, because the equity investors at risk hold no substantial decision-making rights. Prentiss Properties Limited, Inc.’s investment is financed directly by our operating partnership and therefore it is not considered at risk. Because Prentiss Properties Limited, Inc. lacks a significant variable interest in the trust, the accounts of the trust are not consolidated with and into Prentiss Properties Limited, Inc. and therefore are not consolidated with and into our operating partnership. Prentiss Properties Limited, Inc.’s investment in the trust is presented on our consolidated balance sheet as an investment in joint ventures and unconsolidated subsidiaries and is accounted for using the cost method of accounting.

      The proceeds received by the operating partnership in exchange for the notes were used to repay a portion of the outstanding borrowings under our revolving credit facility. The notes are presented on our consolidated balance sheet in the line item mortgages and notes payable.

      On March 22, 2005, we completed a ten-year, $114.2 million loan collateralized by our Burnett Plaza property, a 1,025,000 net rentable square foot office building in Fort Worth, Texas. The interest rate is fixed at 5.02% and the monthly payments are interest only until April 1, 2008 at which time it converts to amortizing, on a 30-year amortization schedule, until the maturity date of April 1, 2015. The proceeds were used to repay a portion of the outstanding borrowings under our revolving credit facility.

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

      The significant accounting policies used in the preparation of our consolidated financial statements are fully described in Note (2) to our audited consolidated financial statements for the year ended December 31, 2004, included in our Form 10-K filed on March 15, 2005. However, some of our significant accounting estimates are considered critical accounting estimates because the estimate requires our management to make assumptions about matters that are highly uncertain at the time the estimate is made and different estimates that reasonably could have been used in the current period, or changes in the estimates that are reasonably likely to occur from period to period, would have a material impact on our financial condition, changes in financial condition or results of operations. We consider our critical accounting policies and estimates to be those used in the determination of the reported amounts and disclosure related to the following:

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

Impairment of long-lived assets and long-lived assets to be disposed of

      Real estate, leasehold improvements and land holdings are classified as long-lived assets held for sale or long-lived assets to be held and used. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we record assets held for sale at the lower of the carrying amount or fair value, less cost to sell. With respect to assets classified as held and used, we periodically review these assets to determine whether our carrying amount will be recovered. All of our long-lived assets were classified as held and used at March 31, 2005. Our operating real estate, which comprises the majority of our long-lived assets, had a carrying amount of $1.9 billion at March 31, 2005. A long-lived asset is considered impaired if its carrying amount exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Upon impairment, we would recognize an impairment loss to reduce the carrying value of the long-lived asset to our estimate of its fair value. Our estimate of fair value and cash flows to be generated from our properties requires us to make assumptions related to future occupancy of our properties, future rental rates, tenant concessions, operating expenditures, property taxes, capital improvements, the ability of our tenants to perform pursuant to their lease obligations, the holding period of our properties and the proceeds to be generated from the eventual sale of our properties. If one or more of our assumptions proves incorrect or if our assumptions change, the recognition of an impairment loss on one or more properties may be necessary in the future. The recognition of an impairment loss would negatively impact earnings. We did not recognize any impairment losses during the three months ended March 31, 2005.

Allowance for doubtful accounts

      Accounts receivable are reduced by an allowance for amounts that we estimate to be uncollectible. Our receivable balance is comprised primarily of accrued rental rate increases to be received over the life of in-place leases as well as rents and operating cost recoveries due from tenants. We regularly evaluate the adequacy of our allowance for doubtful accounts considering such factors as credit quality of our tenants, delinquency of payment, historical trends and current economic conditions. At March 31, 2005, we had total receivables of $62.3 million and an allowance for doubtful accounts of $6.4 million, resulting in a net receivable balance of $55.9 million. Of the $62.3 million in total receivables, $53.3 million represents accrued rental rate increases to be received over the life of in-place leases. It is our policy to reserve all outstanding receivables that are 90-days past due along with a portion of the remaining receivable balance that we feel is uncollectible based on our evaluation of the outstanding receivable balance. In addition, we increase our allowance for doubtful accounts for accrued rental rate increases, if we determine such future rent is uncollectible. Actual results may differ from these estimates under different assumptions or conditions. If our assumptions, regarding the collectibility of accounts receivable, prove incorrect, we may experience write-offs in excess of our allowance for doubtful accounts which would negatively impact earnings. The table below presents the net increase/(decrease) to our allowance for doubtful accounts during the periods, amounts written-off as uncollectible during the periods and our allowance for doubtful accounts at March 31, 2005 and 2004.

	Three Months
	Ended March 31,
(in thousands)	2005	2004

Increase/(decrease) in allowance for doubtful accounts	$145	$(1,028)

Amounts written off during the period	$(383)	$(1,915)

Allowance for doubtful accounts at period end	$6,351	$8,958

Depreciable lives applied to real estate assets and improvements to real estate assets

      Depreciation on buildings and improvements is provided under the straight-line method over an estimated useful life of 30 to 40 years for office buildings and 25 to 30 years for industrial buildings. Significant betterments made to our real estate assets are capitalized and depreciated over the estimated useful life of the betterment. If our estimate of useful lives proves to be materially incorrect, the depreciation and amortization expense that we currently recognize would also prove to be materially incorrect. A change in our estimate of useful lives would therefore result in either an increase or decrease in depreciation and amortization expense and thus, a decrease or increase in earnings. The table below presents real estate related depreciation and amortization expense, including real estate depreciation and amortization expense included in income from continuing operations as well as discontinued operations, for the three months ended March 31, 2005 and 2004:

	Three Months
	Ended March 31,
(in thousands)	2005	2004

Real estate depreciation and amortization from continuing operations	$24,407	$21,155
Real estate depreciation and amortization from discontinued operations	$—	$1,827

Initial recognition, measurement and allocation of the cost of real estate acquired

      We allocate the purchase price of properties acquired to tangible assets consisting of land and building and improvements, and identified intangible assets and liabilities generally consisting of (i) above- and below-market leases, (ii) in-place leases and (iii) tenant relationships. We allocate the purchase price to the assets acquired and liabilities assumed based on their fair values in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations.” These fair values are derived as follows:

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

      Based on our estimates of the fair value of the components of each real estate property acquired between January 1, 2005 and March 31, 2005, we allocated the purchase price as follows:

Three Months Ended
March 31, 2005
(in thousands)

Land	$8,458
Buildings and improvements	$36,110
Tenant improvements and leasing commissions	$3,520
Above/(below) market lease value	$(140)
In-place lease value at market	$3,870

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

      Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we use interest rate swaps as part of our cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without the exchange of the underlying principal amount. During the three months ended March 31, 2005, such derivatives were used to hedge the variable cash flows associated with a portion of our variable-rate debt.

      As of March 31, 2005, we did not have any derivatives designated as fair value hedges. Additionally, we do not use derivatives for trading or speculative purposes, and currently, we do not have any derivatives that are not designated as hedges.

      To determine the fair value of our derivative instruments, we use a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. For the majority of financial instruments including most derivatives, standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost, and termination cost are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized. Future cash inflows or outflows from our derivative instruments depend upon future borrowing rates. If assumptions about future borrowing rates prove to be materially incorrect, the recorded value of these agreements could also prove to be materially incorrect. Because we use the derivative instruments to hedge our exposure to variable interest rates, thus effectively fixing a portion of our variable interest rates, changes in future borrowing rates could result in our interest expense being either higher or lower than might otherwise have been incurred on our variable-rate borrowings had the rates not been fixed. The table below presents the amount by which cash payments made under our interest rate swap agreements exceeded cash receipts from our agreements during the three month period ended March 31, 2005 and 2004. The table also presents the estimated fair value of our in-place swap agreements as of March 31, 2005 and 2004.

	Three Months
	Ended March 31,
(in thousands)	2005	2004

Net cash paid under our interest rate swap agreements	$1,486	$2,579
Fair value of interest rate swaps at period end	$6,020	$(10,001)

Results of Operations

Comparison of the three months ended March 31, 2005 to the three months ended March 31, 2004.

      The table below presents our consolidated statements of income for the three months ended March 31, 2005 and 2004:

	Three Months Ended
Consolidated Statements of Income	March 31,
(in thousands)	2005	2004

Revenues:
Rental income	$95,039	$84,298
Service business and other income	3,050	3,488

	98,089	87,786

Operating expenses:
Property operating and maintenance	26,045	21,377
Real estate taxes	10,859	9,336
General and administrative and personnel costs	2,883	2,585
Expenses of service business	2,655	1,649
Depreciation and amortization	24,559	21,284

	67,001	56,231

Other expenses:
Interest expense	17,875	16,199
Amortization of deferred financing costs	718	565

	18,593	16,764

Income from continuing operations before equity in income of unconsolidated joint ventures and subsidiaries and minority interests	12,495	14,791
Equity in income of unconsolidated joint ventures and subsidiaries	698	578
Minority interests	(505)	(1,600)

Income from continuing operations	12,688	13,769

Discontinued operations:
Income from discontinued operations	—	1,978
Gain from disposition of discontinued operations	15	—
Minority interests related to discontinued operations	—	(64)

	15	1,914

Income before gain on sale of an interest in a real estate partnership	12,703	15,683
Gain on sale of an interest in a real estate partnership	—	1,316

Net income	$12,703	$16,999
Preferred dividends	(2,113)	(3,713)

Net income applicable to common shareholders	$10,590	$13,286

      Included below is a discussion of the significant events or transactions that have impacted our results of operations when comparing the three months ended March 31, 2005 to the three months ended March 31, 2004.

Acquisition of Real Estate. Acquisitions are a key component of our external growth strategy. We selectively pursue acquisitions in our core markets when long-term yields make acquisitions attractive. Between January 1, 2004 and March 31, 2005, we acquired ten office properties containing in the aggregate approximately 2.5 million net rentable square feet as presented below:

					Net Rentable	Acquisition
			Month of	Number of	Square Feet (1)	Price
Acquired Properties	Segment	Market	Acquisition	Buildings	(in thousands)	(in millions)

Cityplace Center	Southwest	Dallas/Ft. Worth	April 2004	1	1,296	$123.3
The Bluffs(2)	Southern Calif.	San Diego	May 2004	1	69	17.7
5500 Great America Parkway	Northern Calif.	Silicon Valley	May 2004	3	306	34.8
Lakeside Point I & II(2)	Midwest	Chicago	Oct. 2004	2	198	32.6
2101 Webster	Northern Calif.	Oakland	Oct. 2004	1	459	65.7
President’s Plaza (2)	Mid-Atlantic	Metro Wash., DC	Feb. 2005	2	197	51.8

				10	2,525	$325.9

(1)	Net rentable square feet defines the area of a property for which a tenant is required to pay rent, which includes the actual rentable area plus a portion of the common areas of the property allocated to a tenant.

(2)	Acquisitions were acquired by Prentiss Office Investors, L.P. The net rentable square feet and acquisition price is presented at 100%. Each partner contributed their pro rata share of the purchase price of each property to Prentiss Office Investors, L.P. prior to acquisition.

Real Estate Dispositions. During the period January 1, 2004 through March 31, 2005, we disposed of eight office properties containing approximately 1.2 million net rentable square feet and four industrial properties containing approximately 91,000 net rentable square feet. Six properties, containing 566,000 net rentable square feet, representing our only properties in the Sacramento area, a market within our Northern California region, were sold on May 20, 2004. Four industrial properties, containing 91,000 net rentable square feet in San Diego, were sold on July 23, 2004. One office property, containing 466,000 net rentable square feet, representing our only property in the Houston area, a market within our Southwest region, was sold on August 23, 2004. One office property, containing 136,000 net rentable square feet in the Chicago area, was sold on November 19, 2004.

Other Significant Real Estate Transactions. On January 22, 2004, Prentiss Office Investors, L.P. was established to acquire office properties in our core markets of Washington D.C./Northern Virginia, Chicago, Dallas/Ft. Worth, Northern California and San Diego/Orange County. The partnership was initially wholly owned by the operating partnership and its affiliates and was seeded by the transfer of several properties the company acquired in 2003.

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

      The following is a discussion of the material changes in our consolidated statements of income and a discussion of the impact that the significant events or transactions, as described above, had on one or more line items of our consolidated statements of income when comparing the three months ended March 31, 2005 to the three months ended March 31, 2004.

Rental Income. Rental income increased $10.7 million, or 12.7%. The real estate acquisitions resulted in increases of $11.9 million. Our other properties experienced a decrease of $1.2 million primarily due to a decrease in termination fee income of $710,000 and a decrease in rental income relating primarily to decreased occupancy and rental rate declines for newly executed leases. Termination fees for the three months ended March 31, 2005 were $2.7 million compared to $3.4 million for the three months ended March 31, 2004.

Service Business and Other Income. Service business and other income decreased by $438,000, or 12.6%, primarily due to a decrease in interest income resulting from the repayment of a note receivable on February 4, 2004 and the reduction of consulting fee income due to the completion of consulting contracts early in 2004.

Property Operating and Maintenance. Property operating and maintenance cost increased by $4.7 million, or 21.8%. The real estate acquisitions resulted in increases of $4.1 million. Property operating and maintenance expenses related to our other properties increased by $536,000. This increase was due to increased utility and other operating costs.

Real Estate Taxes. Real estate taxes increased $1.5 million, or 16.3%. The real estate acquisitions resulted in increases of $1.5 million. Real estate taxes related to our other properties increased $54,000.

General and Administrative and Personnel Costs. General and administrative and personnel cost increased by $298,000, or 11.5%. The increase in general and administrative and personnel costs was mainly due to compensation related expenses, including bonus compensation and our long-term incentive plans, offset by a decrease in amounts due participants under our deferred compensation plans.

Expense of Service Business. Expenses of service business increased $1.0 million, or 61%, primarily due to an increase in compensation related expenses.

Depreciation and Amortization. Depreciation and amortization increased $3.3 million, or 15.4%. The real estate acquisitions coming on-line resulted in increases of $4.1 million. Other properties decreased by $842,000 which is attributable to increased amortization in the three months ended March 31, 2004 compared to March 31, 2005, which was the result of the acceleration of depreciation and amortization of certain tenant related improvements and deferred leasing charges due to early lease terminations.

Interest Expense. Interest expense increased by $1.7 million, or 10.3%, primarily as a result of an increase in weighted average borrowings outstanding for the three months ended March 31, 2005 compared with the three months ended March 31, 2004. The increase was partially offset by a decrease in the weighted average interest rate paid on outstanding borrowings from 6.55% for the three months ended March 31, 2004 to 5.95% for the three months ended March 31, 2005, and an increase of $334,000 in capitalized interest resulting from an increase in development activity.

Minority Interests. Minority interests decreased by $1.1 million, or 68.4%, primarily due to a decrease in the proportionate share of net income attributable to the Series B Cumulative Redeemable Perpetual Preferred unitholders as a result of the repurchase of these units on February 24, 2004.

Discontinued Operations. Discontinued operations decreased by $1.9 million, or 99.2% due to the disposition of properties recorded as discontinued operations during the three months ended March 31, 2004. The properties included are the properties discussed in the real estate dispositions section above. No properties were sold during the three months ended March 31, 2005.

Gain on sale of a Partnership Interest. Gain on sale of a partnership interest decreased by $1.3 million. During the three months ended March 31, 2004, we recognized a gain due to selling an interest in a real estate partnership. No properties were sold during the three months ended March 31, 2005.

Liquidity and Capital Resources

      Cash and cash equivalents were $10.8 million and $8.6 million at March 31, 2005 and December 31, 2004, respectively. The increase in cash and cash equivalents is a result of net cash provided by operating and financing activities exceeding net cash used in investing activities for the three months ended March 31, 2005.

      Cash flows provided by operating activities totaled $22.9 million for the three months ended March 31, 2005 compared to $22.3 million for the three months ended March 31, 2004. The change in cash flows from operating activities is attributable to (1) the factors discussed in our analysis of results of operations for the three months ended March 31, 2005 compared to March 31, 2004 and (2) the timing of receipt of revenues and payment of expenses which is evidenced by cash outflows of $16.4 million for the three months ended March 31, 2005 compared to $20.3 million for the three months ended March 31, 2004 related to the changes in assets and liabilities.

      Net cash used in investing activities totaled $75.1 million for the three months ended March 31, 2005 compared to $65.9 million in net cash generated from investing activities for the three months ended March 31, 2004. The increase in cash used in investing activities of $141.0 million is due primarily to decreases of $69.3 million of cash generated from the sale of a 49% interest in Prentiss Office Investors, L.P. and $9.5 million in cash generated from the repayments of certain notes receivable, and increases of $51.4 million in cash used to acquire real estate assets, $4.6 million in cash used in development and redevelopment of real estate, $4.3 million in cash used for capital expenditures related to in-service properties, and $1.6 million in cash used to fund an investment in an unconsolidated subsidiary.

      Net cash generated from financing activities totaled $54.4 million for the three months ended March 31, 2005 compared to net cash used of $82.9 million for the three months ended March 31, 2004. The increase in net cash generated from financing activities of $137.3 million is due primarily to a decrease of $105.0 million in cash used for the redemption of preferred units, a decrease in distributions of $1.8 million, a decrease of $891,000 for the repurchase of operating partnership units, an increase in net borrowings of $51.3 million, an increase in capital contributions from minority interest partners in consolidated joint ventures of $24.8 million, offset by a decrease in cash generated from the sale of common shares of $46.5 million.

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

Debt Financing

      As of March 31, 2005, we had consolidated outstanding total indebtedness, of approximately $1.25 billion. The amount of indebtedness that we may incur, and the policies with respect thereto, are not limited by our declaration of trust and bylaws, and are solely within the discretion of our board of trustees, limited only by various financial covenants in our credit agreements.

      Approximately $690.9 million, or 55.3% of our outstanding consolidated debt was subject to fixed rates with a weighted average interest rate of 6.98% at March 31, 2005. Of the remaining $558.2 million, or 44.7%, representing our variable rate debt, $415.0 million was effectively locked at March 31, 2005 at an interest rate (before the spread over LIBOR) of 3.88% through our interest rate swap agreements. At March 31, 2005, we had variable rate debt of $143.2 million, which was not fixed through interest rate swap agreements.

      The following table sets forth our mortgages and notes payable, including our unconsolidated joint venture debt as of March 31, 2005:

	Current
	Balance
Borrower/Description	(000’s)	Amortization	Interest Rate	Maturity
Consolidated Entities

Burnett Plaza Associates
Burnett Plaza	$114,200	30 yr	5.02%	April 1, 2015
PL Properties Associates, L.P.
Park West C2	32,784	30 yr	6.63%	November 10, 2010
Prentiss Properties Acquisition Partners, L.P.
2101 Webster	46,284	1 yr	3.70%	November 1, 2005
Highland Court	4,319	25 yr	7.27%	April 1, 2006
Plaza I & II	6,811	18 yr	7.75%	January 1, 2007
Revolving Credit Facility	171,500	None	LIBOR + 1.250%	February 19, 2007
Collateralized Term Loan (1)	30,000	None	LIBOR + 1.150%	September 30, 2007
Unsecured Term Loan – EuroHypo I	100,000	None	LIBOR + 1.250%	May 22, 2008
Unsecured Term Loan – Commerz	75,000	None	LIBOR + 1.250%	March 15, 2009
7101 Wisconsin Avenue	20,018	30 yr	7.25%	April 1, 2009
Unsecured Term Loan – EuroHypo II	13,690	30 yr	7.46%	July 15, 2009
The Ordway	47,283	30 yr	7.95%	August 1, 2010
World Savings Center	28,115	30 yr	7.91%	November 1, 2010
One O’Hare Centre	38,950	30 yr	6.80%	January 10, 2011
3130 Fairview Park Drive	21,841	30 yr	7.00%	April 1, 2011
Research Office Center I-III	43,277	28 yr	7.64%	October 1, 2011
Bannockburn Centre	25,760	30 yr	8.05%	June 1, 2012
Del Mar Loan	43,242	30 yr	7.41%	June 1, 2013
Prentiss Properties Capital Trust I Debenture	52,836	None	LIBOR + 1.250%	March 30, 2035
Prentiss Properties Corporetum, L.P.
Corporetum Office Campus	24,257	30 yr	7.02%	February 1, 2009
Prentiss Properties Real Estate Fund I, L.P.
PPREFI Portfolio Loan (2)	180,100	None	7.58%	February 26, 2007
Prentiss Office Investors, L.P. (3)
The Bluffs	10,700	None	LIBOR + 1.300%	July 23, 2009
Collateralized Term Loan – Mass Mutual (4)	85,000	None	LIBOR + 0.850%	August 1, 2009
Lakeside Point I & II	20,000	None	LIBOR + 1.100%	December 1, 2009
Prentiss/Collins Del Mar Heights, LLC (5)
High Bluff Ridge Construction Loan	13,116	None	LIBOR + 1.400%	September 1, 2007

Total Consolidated Outstanding Debt	$1,249,083

Unconsolidated Entities

Broadmoor Austin Associates
Broadmoor Austin (6)	$130,224	16 yr	7.04%	April 10, 2011
Tysons International Partners (7)
1676 International Drive	43,376	28 yr	7.63%	August 30, 2010
8260 Greensboro	15,528	28 yr	7.78%	August 30, 2010

Total Unconsolidated Outstanding Debt	$189,128

Total Debt	$1,438,211

(1)	The Term Loan is collateralized by the following two properties: 8521 Leesburg Pike and the IBM Call Center.

(2)	The PPREFI Portfolio Loan is collateralized by the following 36 properties: the Los Angeles industrial properties (18 properties), the Chicago industrial properties (four properties), the Cottonwood Office Center (three properties), Park West E1 and E2 (two properties), One Northwestern Plaza, 3141 Fairview Park Drive, 13825 Sunrise Valley Drive, O’Hare Plaza II, 1717 Deerfield Road, 2411 Dulles Corner Road, 4401 Fair Lakes Court, the WestPoint Office Building and the PacifiCare Building.

(3)	Our operating partnership owns a 51% interest in Prentiss Office Investors, L.P. The accounts of Prentiss Office Investors, L.P. are consolidated with and into the accounts of the operating partnership. The amounts shown reflect 100% of the debt balance.

(4)	The Term Loan is collateralized by the following 9 properties: Camino West Corporate Park, Carlsbad Airport Plaza, La Place Court (2 properties), Pacific Ridge Corporate Centre (2 properties), Pacific View Plaza, Corporate Lakes III, and 2291 Wood Oak Drive.

(5)	Our operating partnership and its affiliates own a 70% interest in Prentiss/Collins Del Mar Heights, LLC. The accounts of Prentiss/Collins Del Mar Heights, LLC are consolidated with and into the accounts of the operating partnership. The amount shown reflects 100% of the debt balance.

(6)	We own a 50% non-controlling interest in the entity that owns the Broadmoor Austin properties, which interest is accounted for using the equity method of accounting. The amount shown reflects 100% of the non-recourse mortgage indebtedness collateralized by the properties.

(7)	As of March 31, 2005, we owned a 25% non-controlling interest in the entity that owns the 1676 International Drive and 8260 Greensboro properties, which interest is accounted for using the equity method of accounting. The amount shown reflects 100% of the non-recourse mortgage indebtedness collateralized by the properties.

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

      Under our loan agreements, we are required to satisfy various affirmative and negative covenants, including limitations on total indebtedness, total collateralized indebtedness and cash distributions, as well as obligations to maintain certain minimum tangible net worth and certain minimum interest coverage ratios. Our credit agreements limit total indebtedness to 55% of total assets and require a debt service coverage ratio of at least 2 to 1. Our credit agreements provide for a 30-day period to cure a default caused by our failure to punctually and properly perform, observe and comply with the covenants contained therein. The agreements also provide for an additional 75-day period if such failure is not capable of being cured within 30-days and we are diligently pursuing the cure thereof. We were in compliance with these covenants at March 31, 2005.

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

      We may employ forwards or purchased options to hedge qualifying anticipated transactions. Gains and losses are deferred and recognized in net income in the same period that the anticipated transaction occurs, expires or is otherwise terminated. The following table summarizes the notional amounts and fair values of our derivative financial instruments at March 31, 2005. The notional amount provides an indication of the extent of our involvement in these instruments as of the balance sheet date, but does not represent exposure to credit, interest rate or market risks.

		Swap Rate Received
Notional	Swap Rate Paid	(Variable) at
Amount	(Fixed)	March 31, 2005	Swap Maturity	Fair Value
				(in thousands)
$25 million	4.345%	2.87%	July 2005	$(89)
$15 million	4.345%	2.87%	July 2005	(53)
$20 million	5.985%	2.87%	March 2006	(432)
$30 million	5.990%	2.87%	March 2006	(649)
$50 million	2.270%	2.87%	August 2007	2,087
$25 million	2.277%	2.87%	August 2007	1,040
$70 million(1)	4.139%	2.87%	August 2008	348
$30 million	3.857%	2.87%	September 2008	456
$30 million	3.819%	2.87%	October 2008	494
$20 million	3.819%	2.87%	October 2008	329
$50 million	3.935%	2.87%	May 2009	858
$30 million	3.443%	2.87%	October 2009	1,225
$20 million (1)	4.000%	2.87%	February 2010	406

Total				$6,020

(1)	The interest rate swap agreement was executed by Prentiss Office Investors, L.P., a partnership which is 51% owned by our operating partnership.

      The interest rate swaps effectively lock in our cost of funds at the swap rate paid (before the spread over LIBOR) on variable rate borrowings for principal amounts equal to the respective notional amounts above.

Capital Improvements

      Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. The majority of capital required relates to tenant-related capital expenditures and is dependent upon our leasing activity. Our leasing activity is a function of the percentage of our in-place leases expiring in current and future periods accompanied by our exposure to tenant defaults and our ability to increase the average occupancy of our portfolio. For the three months ended March 31, 2005 capital expenditures related to our in-service properties totaled $15.0 million. We classify capital expenditures for in-service properties as non-incremental and incremental revenue-enhancing capital expenditures representing our estimate of recurring versus non-recurring capital requirements, respectively. Our non-incremental and incremental capital expenditures for the three months ended March 31, 2005 totaled approximately $10.5 million and $4.5 million, respectively.

Equity Financing

      During the three months ended March 31, 2005, we issued 126,026 common shares of beneficial interest, par value $.01. The table below details the common shares issued during the period, common shares in treasury activity during the period and the common shares outstanding at March 31, 2005:

Common shares outstanding at December 31, 2004	44,981,888

Common shares issued:

1996 Share Incentive Plan	110,250

Share options exercised	8,500

Conversion of operating partnership units	5,483

Dividend Reinvestment Plan	978

Trustees’ Share Incentive Plan	815

126,026

Common shares placed in treasury/issued from treasury:

Common shares placed in treasury in connection with our Key Employee Share Option Plan	(8,954)
Common shares issued from treasury in connection with our Key Employee Share Option Plan	26,165

Common shares outstanding at March 31, 2005	45,125,125

Off-Balance Sheet Arrangements

      At March 31, 2005 we had the following real estate related off-balance sheet arrangements: (1) a non-controlling 50% interest in Broadmoor Austin Associates; and (2) a 25% non-controlling interest in Tysons International Partners.

      Our investments in unconsolidated joint ventures represents less than .7% of our total assets as of March 31, 2005 and 2.2% of our cash flow from operations for the three months ended March 31, 2005. Our investments, however, do provide us with several benefits including increased market share, important customer relations and a possible capital source to fund future real estate projects.

      Broadmoor Austin Associates and Tysons International Partners represent real estate joint ventures which own and operate office properties in Austin, Texas and Tysons Corner, Virginia, respectively. We act as managing venture partner and have the authority to conduct the business affairs of each joint venture, subject to approval and veto rights of the other venture partner. We account for our interest in these joint ventures using the equity method of accounting. In addition to our real estate related investments, at March 31, 2005, we held $1,586,000 in common securities issued by Prentiss Properties Capital Trust I which we account for using the cost method of accounting.

      The following information summarizes the financial position at March 31, 2005 for the investments in which we held an unconsolidated interest at March 31, 2005:

Summary of Financial Position:				Company’s
(in thousands)	Total Assets	Total Debt(1)	Total Equity	Investment

Broadmoor Austin Associates	$97,312	$130,224	$(34,473)	$4,324
Tysons International Partners	89,360	58,903	28,962	8,738
Other Investments	—	—	—	1,586

				$14,648

(1)	The mortgage debt, all of which is non-recourse, is collateralized by the individual real estate property or properties within each venture, the net book value of which totaled $163.1 million at March 31, 2005. Our proportionate share of the non-recourse mortgage debt totaled $79.8 million at March 31, 2005.

      The following information summarizes the results of operations for the unconsolidated investments which impacted our results of operations for the three months ended March 31, 2005.

			Company’s
Summary of Operations for the Three Months Ended March 31, 2005:	Total	Net	Share of Net
(in thousands)	Revenue	Income	Income

Broadmoor Austin Associates	$5,646	$1,373	$686
Tysons International Partners	3,156	48	12

			$698

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

Contractual Obligations and Commercial Commitments

      We have contractual obligations including mortgages and notes payable and ground lease obligations. The table below presents, as of March 31, 2005, our future scheduled principal repayments of our consolidated mortgages and notes payable and ground lease obligations of our consolidated properties:

Contractual Obligations	Payments Due by Period
(in thousands)	Total	2005	2006/2007	2008/2009	Thereafter

Mortgages and notes payable	$1,249,083	$50,257	$416,502	$358,858	$423,466
Capital lease obligations	—	—	—	—	—
Ground leases	35,247	315	841	848	33,243
Unconditional purchase obligations	—	—	—	—	—
Other long-term obligations	—	—	—	—	—

Total contractual cash obligations	$1,284,330	$50,572	$417,343	$359,706	$456,709

      Our mortgages and notes payable consists of $690.9 million and $558.2 million of fixed rate and variable rate debt obligations, respectively. At March 31, 2005, our fixed rate debt obligations were subject to a weighted average interest rate of 6.98% and our variable rate debt obligations were subject to interest rates that range from 30-day LIBOR plus 85 basis points to 30-day LIBOR plus 140 basis points. $415.0 million of our variable rate debt was effectively locked at an interest rate before the spread over LIBOR of 3.88% through our interest rate swap agreements. Interest payable under our mortgages and notes payable outstanding at March 31, 2005 are as follows:

	Payments Due by Period
(in thousands)	Total	2005	2006/2007	2008/2009	Thereafter

Interest payable(1)	$354,590	$52,220	$116,623	$73,428	$112,319

(1)	Interest payable under our variable rate loans is calculated using our variable interest rate at March 31, 2005 which is equal to 30-day LIBOR of 2.87% plus our spread over LIBOR which ranges between 85 basis points and 140 basis points.

      As a condition of the purchase and sale and as security for our guarantee, as discussed under the Off-Balance Sheet Arrangements section above, we provided to the title company at closing, irrevocable letters of credit, totaling $1.4 million, drawn on a financial institution and identifying the purchaser as beneficiary. One letter of credit totaling $1.0 million expired in 2003. The balance of the remaining letter of credit totaled $252,000 at March 31, 2005 and expires as follows:

	Commitment Expiration by Period
Other Commercial Commitments	Total Amounts
(in thousands)	Committed	2005	2006/2007	2008/2009	Thereafter

Standby letters of credit	$189	$63	$126	$—	$—

      In June 2004, we began construction on High Bluff Ridge at Del Mar, an office development project with approximately 158,000 net rentable square feet located in Del Mar, California. The anticipated investment for this project totals $48.1 million of which $29.0 million has been incurred as of March 31, 2005. We have signed leases for approximately 100,000 square feet, or 63.0% of the project. We expect that the building will be complete and available for occupancy during the third quarter of 2005.

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

      The following is a reconciliation of net income to funds from operations:

	Three Months Ended
Funds from operations	March 31,
(in thousands)	2005	2004

Net income	$12,703	$16,999
Adjustments:
Real estate depreciation and amortization(1)	24,407	22,982
Minority interests(2)	312	496
Minority interests share of depreciation and amortization	(1,431)	(821)
Pro rata share of joint venture depreciation and amortization	747	736
Gain on sale of real estate and interests in real estate partnerships	(15)	(1,316)

Funds from operations	$36,723	$39,076

(1)	Includes real estate depreciation and amortization included in continuing operations and real estate depreciation and amortization included in discontinued operations.

(2)	Represents the minority interests applicable to the common unit holders of the operating partnership.

      Funds from operations decreased by $2.4 million for the three months ended March 31, 2005 from the three months ended March 31, 2004, as a result of factors discussed in the analysis of operating results.

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

      The Statement, which originally was to take effect the beginning of the first interim or annual reporting period that begins after June 15, 2005 for public entities that do not file as small business issuers, was amended on April 14, 2005. The Securities and Exchange Commission adopted a new rule to amend the compliance dates, which now allows companies to implement the statement at the beginning of their next fiscal year. The Statement will not have a material impact on our financial statements.

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

American Jobs Creation Act—effect on REIT qualifications

On October 22, 2004, President Bush signed into law the American Jobs Creation Act of 2004 (The Act), which includes amended REIT qualification provisions.

Under the Act, a REIT avoids disqualification for certain asset test violations if the disqualifying assets meet a de minimis threshold (the lesser of 1% of total REIT asset value at quarter end, or $10 million). The REIT may correct the problem by disposing of the asset within six months after the quarter discovered or by increasing other assets to meet the test requirements.

If a disqualifying asset exceeds the de minimis threshold described above, the REIT will be deemed to satisfy its asset requirements if (1) REIT files a schedule with a description of each asset that caused the failure, in accordance with regulations; (2) the failure was due to reasonable cause and not willful neglect; (3) REIT disposes of the assets within six months after the discovery quarter, and (4) REIT pays a monetary penalty equal to the greater of $50,000 or a tax computed by multiplying the highest corporate tax rate by the net income generated by the scheduled assets for the period beginning on the first date that the failure occurs and ending on the date when the REIT no longer fails to satisfy the asset test.

The Act also amends the 95% and 75% income test rules so that the REIT is generally not disqualified if the tests are failed. Upon a failure due to reasonable cause and not due to willful neglect, the REIT may file a schedule for the tax year, detailing each item of gross income (per IRS Regulations).

For REIT test violations other than income or asset tests, the Act adds a provision that allows a REIT to retain its REIT qualification so long as the violations are due to reasonable cause and not willful neglect, and the REIT pays a penalty of $50,000 per each failure.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

      Our primary market risk is exposure to changes in interest rates as a result of our revolving credit facility and long-term debt. At March 31, 2005, we had total consolidated indebtedness outstanding of approximately $1.25 billion. Our interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, we manage our exposure to fluctuations in market interest rates for our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. In addition, we may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps and floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable rate debt. We do not enter into derivative or interest rate transactions for speculative purposes. Approximately 55.3% of our outstanding consolidated debt was subject to fixed rates with a weighted average interest rate of 6.98% at March 31, 2005. Of the remaining $558.2 million, or 44.7%, representing our variable rate debt, $415.0 million was effectively locked at March 31, 2005 at an interest rate (before the spread over LIBOR) of 3.88% through our interest rate swap agreements. We regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

      The following table provides information about our financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations outstanding at March 31, 2005, the table presents principal cash flows and related weighted average interest rates for consolidated debt outstanding during the periods. For interest rate swaps, the table presents notional amounts and weighted average interest rates for in-place swaps during the period. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on 30-day LIBOR as of March 31, 2005. The fair value of our fixed rate debt indicates the estimated principal amount of debt having similar debt service requirements, which could have been borrowed by us at March 31, 2005. The rate assumed in the fair value calculation of fixed rate debt is between 4.60% and 5.76%, representing our estimated borrowing rate for fixed rate debt instruments similar in term to those outstanding at March 31, 2005 (using U.S. Treasury Securities at March 31, 2005 plus a spread between 100 and 150 basis points). The fair value of our variable to fixed interest rate swaps indicates the estimated amount that we would receive had they been terminated at March 31, 2005. Exclusive of our interest rate swaps, if 30-day LIBOR increased 100 basis points, total interest expense would increase $5.6 million.

(dollars in thousands)	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value

Liabilities
Long-Term Debt:
Fixed Rate	$50,257	$9,704	$192,182	$7,094	$61,064	$370,630	$690,931	$732,744
Average Interest Rate	6.98%	7.08%	6.87%	6.81%	6.77%	6.10%	—	—
Variable Rate	$—	$—	$214,616	$100,000	$190,700	$52,836	$558,152	$558,152
Average Interest Rate	4.11%	4.11%	4.08%	4.05%	4.02%	4.18%	—	—
Interest Rate Derivatives
Interest Rate Swaps:
Variable to Fixed	$40,000	$50,000	$75,000	$150,000	$80,000	$20,000	$415,000	$6,020
Average Pay Rate	3.88%	3.59%	3.66%	3.88%	3.77%	4.00%	—	—
Average Receive Rate	2.87%	2.87%	2.87%	2.87%	2.87%	2.87%	—	—

Item 4. Controls and Procedures

      As of March 31, 2005, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 15d-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

      There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

      We are not presently subject to any material litigation, other than ordinary routine litigation incidental to the business.

Item 2. Changes in Securities and Use of Proceeds

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet Be
			Part of Publicly	Purchased
	Total Number of	Average Price Paid	Announced	Under the
Period	Shares Purchased(1)	per Share	Plans or Programs	Plans or Programs(2)

January 1, 2005 – January 31, 2005	1,231	$36.82	—	997,200

February 1, 2005 – February 28, 2005	—	$—	—	—

March 1, 2005 – March 31, 2005	7,723	$35.61	—	—

Total	8,954	$35.77	—	997,200

(1)	During January 2005, we purchased 1,231 of our common shares pursuant to our Key Employee Share Option Plan. In March 2005, we purchased 7,723 of our common shares pursuant to our Key Employee Share Option Plan.

(2)	During 1998, our board of trustees authorized the repurchase of up to 2.0 million common shares in the open market or negotiated private transactions. On January 4, 2000, the board of trustees authorized a 1.5 million-share increase in the share repurchase program bringing the total authorization to 3.5 million common shares. On May 9, 2001, the board of trustees authorized an additional 1.0 million-share increase in the share repurchase program bringing the total authorization to 4.5 million shares. Since inception of the repurchase program, through March 31, 2005, we have purchased 3,502,800 common shares and pursuant to current authorization, we have the ability to repurchase an additional 997,200 in the future.

Item 3. Defaults Upon Senior Securities

      None.

Item 4. Submission of Matters to a Vote of Security Holders

      None

Item 5. Other Information

      None

Item 6. Exhibits

3.1	Amended and Restated Declaration of Trust of the Registrant (filed as Exhibit 3.1 to our Form 10-K, filed on March 15, 2004, File No. 001-14516).

3.2	Second Amended and Restated Bylaws of the Registrant. (filed as Exhibit 3.2 to our Quarterly Report on Form 10-Q, filed on September 30, 2004, File No. 001-14516 and incorporated by reference herein)

3.3	Articles Supplementary, dated February 17, 1998, Classifying and Designating a Series of Preferred Shares of Beneficial Interest as Junior Participating Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest, Series B, and Fixing Distribution and Other Preferences and Rights of Such Shares (filed as an Exhibit to our Registration Statement on Form 8-A, filed on February 17, 1998, File No. 000-23813 and incorporated by reference herein).

3.4	Articles Supplementary, dated June 25, 1998, Classifying and Designating a Series of Preferred Shares of Beneficial Interest as Series B Cumulative Redeemable Perpetual Preferred Shares of Beneficial Interest and Fixing Distribution and Other Preferences and Rights of Such Shares (filed as Exhibit 3.5 to our Form 10-Q, filed on August 12, 1998, File No. 001-14516).

3.5	Articles Supplementary, dated March 20, 2001 (filed as Exhibit 3.6 to our Form 10-K, filed March 27, 2001, File No. 001-14516, and incorporated by reference herein).

3.6	Articles Supplementary Classifying and Designating a Series of Preferred Shares of Beneficial Interest as Series D Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest and Fixing Distribution and Other Preferences and Rights of such Shares, dated March 20, 2001 (filed as Exhibit 3.7 to our Form 10-K, filed March 27, 2001, File No. 001-14516, and incorporated by reference herein).

3.7	Articles Supplementary, dated January 4, 2002 (filed as Exhibit 3.7 to our Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

3.8	Articles Supplementary, dated February 24, 2004, declassifying the Series B Cumulative Redeemable Perpetual Preferred Shares (filed as Exhibit 3.10 to our Form 10-K, filed on March 15, 2004, File No. 001-14516).

4.1	Form of Common Share Certificate (filed as Exhibit 4.1 to our Registration Statement on Amendment No. 1 of Form S-11, File No. 333-09863, and incorporated by reference herein).

4.2	Amended and Restated Rights Agreement, dated January 22, 2002, between Prentiss Properties Trust and EquiServe Trust Company, N.A., as Rights Agent (filed as Exhibit 1 to Amendment No. 2 to our Registration Statement on Form 8-A, filed on February 6, 2002, File No. 000-014516).

4.3	First Amendment dated June 26, 2002 to the Amended and Restated Rights Agreement between Prentiss Properties Trust and Equiserve Trust Company, N.A. as Rights Agent (filed as Exhibit 2 to Amendment No. 3 our Registration Statement on Form 8-A, filed on June 27, 2002. File No. 001-014516).

4.4	Second Amendment, dated October 21, 2003, to the Amended and Restated Rights Agreement between Prentiss Properties Trust and Equiserve Trust Company, N.A. as Rights Agent (filed as Exhibit 3 to Amendment No. 4 to our Registration Statement on Form 8-A, filed on January 26, 2004 File No. 001-014516).

4.5	Third Amendment, dated February 14, 2005, to the Amended and Restated Rights Agreement between Prentiss Properties Trust and Equiserve Trust Company, N.A. as Rights Agent (filed as Exhibit 4 to Amendment No. 5 to our Registration Statement on Form 8-A, filed on February 16, 2005, File No. 001-014516 and incorporated by reference herein).

4.6	Form of Rights Certificate (included as Exhibit A to the Rights Agreement (Exhibit 4.2)).

4.7	Form of Series D Preferred Share Certificate (filed as Exhibit 4.4 to our Form 10-K, filed March 27, 2001, File No. 001-14516, and incorporated by reference herein).

10.1	1996 Share Incentive Plan (filed as Exhibit 10.25 to Amendment No. 1 to our Registration Statement on Form S-11, File No. 333-09863, and incorporated by reference herein).

10.2	First Amendment, effective as of May 6, 1997, to the 1996 Share Incentive Plan (filed as Exhibit 4.6 to our Registration Statement on Form S-8, File No. 333-79623, filed on May 28, 1999, and incorporated by reference herein).

10.3	Second Amendment, effective as of May 5, 1998, to the 1996 Share Incentive Plan (filed as Exhibit 4.7 to our Registration Statement on Form S-8, File No. 333-79623, filed on May 28, 1999, and incorporated by reference herein).

10.4	Third Amendment, effective as of May 9, 2001, to the 1996 Share Incentive Plan (filed as Exhibit 4.5 to our Registration Statement on Form S-8, File No. 333-68520, filed on August 28, 2001, and incorporated by reference herein).

10.5	Amendment No. 4, effective as of October 15, 1996, to the 1996 Share Incentive Plan (filed as Exhibit 0.5 to our Form 10-Q, filed November 14, 2002, File No. 001-14516).

10.6	Amendment No. 5, effective as of October 23, 2002, to the 1996 Share Incentive Plan (filed as Exhibit 10.6 to our Form 10-Q, filed November 14, 2002, File No. 001-14516).

10.7	Sixth Amendment, effective as of May 5, 2004, to the 1996 Share Incentive Plan (filed as Exhibit 4.22 to the Registration Statement on Form S-8 filed on February 14, 2005, File No. 333-122824 and incorporated by reference herein).

10.8	Amended and Restated Trustees’ Share Incentive Plan, effective as of May 15, 2002 (filed as Exhibit 4.12 to our Registration Statement on Form S-8, File No. 333-97045, filed on July 24, 2002, and incorporated by reference herein).

10.9	Amendment No. 1, effective as of October 23, 2002, to the Amended and Restated Trustees’ Share Incentive Plan (filed as Exhibit 10.8 to our Form 10-Q, filed November 14, 2002, File No. 001-14516).

10.10	Amendment No. 2, effective as of May 5, 2004, to the Amended and Restated Trustees’ Share Incentive Plan (filed as Exhibit 4.25 to the Registration Statement on Form S-8 filed on February 14, 2005, File No. 333-122824 and incorporated by reference herein).

10.11	Trustees Share Incentive Plan (filed as Exhibit 4.8 to our Registration Statement on Form S-8, File No. 333-79623, filed on May 28, 1999, and incorporated by reference herein).

10.12	First Amendment, effective as of May 5, 1998, to the Trustees’ Share Incentive Plan (filed as Exhibit 4.9 to our Registration Statement on Form S-8, File No. 333-79623, filed on May 28, 1999, and incorporated by reference herein).

10.13	Second Amendment, effective as of March 1, 1999, to the Trustees’ Share Incentive Plan (filed as Exhibit 4.10 to our Registration Statement on Form S-8, File No. 333-79623, filed on May 28, 1999, and incorporated by reference herein).

10.14	Third Amendment, effective as of May 10, 2000, to the Trustees’ Share Incentive Plan (filed as Exhibit 10.8 to our Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.15	Form of Stock Option Agreement (filed as Exhibit 10.9 to our Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.16	Amended and Restated Share Purchase Plan, dated as of July 1, 2000 (filed as Exhibit 10.10 to our Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.17	Amendment No. 1, effective as of October 23, 2002, to the Amended and Restated Share Purchase Plan (filed as Exhibit 10.15 to our Form 10-Q, filed November 14, 2002, File No. 001-14516).

10.18	Key Employee Share Option Plan (filed as Exhibit 10.11 to our Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.19	Prentiss Properties Employee Savings Plan (filed as Exhibit 10.12 to our Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.20	Third Amended and Restated Employment Agreement, dated January 1, 2004 by and between Michael V. Prentiss and Prentiss Properties Trust. (filed as Exhibit 10.18 to our Form 10-K, filed on March 15, 2004, File No. 001-14516).

10.21	Amended and Restated Employment Agreement, dated May 10, 2000, by and between Thomas F. August and Prentiss Properties Trust (filed as Exhibit 10.21 to our Form 10-K, filed on March 27, 2001, and incorporated herein by reference).

10.22	Third Amended and Restated Agreement of Limited Partnership of Prentiss Properties Acquisition Partners, L.P., dated as of October 1, 2001 (filed as Exhibit 10.15 to our Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.23	First Amendment, dated as of December 18, 2001, to the Third Amended and Restated Agreement of Limited Partnership of Prentiss Properties Acquisition Partners, L.P., dated as of December 18, 2001 (filed as Exhibit 10.16 to our Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.24	Second Amendment, dated as of January 3, 2002, to the Third Amended and Restated Agreement of Limited Partnership of Prentiss Properties Acquisition Partners, L.P., dated as of October 1, 2001 (filed as Exhibit 10.17 to our Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.25	Third Amendment to the Third Amended and Restated Agreement of Limited Partnership of Prentiss Properties Acquisition Partners, L.P. (filed as Exhibit 10.40 to our Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.26	Fourth Amendment to the Third Amended and Restated Agreement of Limited Partnership of Prentiss Properties Acquisition Partners, L.P. (filed as Exhibit 10.20 to our Form 10-Q, filed August 14, 2002, File No. 001-14516).

10.27	Fifth Amendment to the Third Amended and Restated Agreement of Limited Partnership of Prentiss Properties Acquisition Partners, L.P. (filed as Exhibit 99.1 to our Form 8-K, File No. 001-14516, filed on August 14, 2003).

10.28	Sixth Amendment to the Third Amended and Restated Agreement of Limited Partnership of Prentiss Properties Acquisition Partners, L.P. (filed as Exhibit 10.2 to our Form 10-Q, File No. 001-14516, filed on November 12, 2003).

10.29	Seventh Amendment to the Third Amended and Restated Agreement of Limited Partnership of Prentiss Properties Acquisition Partners, L.P. (filed as Exhibit 10.27 to our Form 10-K, filed on March 15, 2004, File No. 001-14516).

10.30	Eighth Amendment to the Third Amended and Restated Agreement of Limited Partnership of Prentiss Properties Acquisition Partners, L.P. (filed as Exhibit 10.28 to our Form 10-K, filed on March 15, 2004, File No. 001-14516).

10.31	Series E Cumulative Redeemable Preferred Partnership Units Repurchase Agreement, dated February 4, 2004, by and between Prentiss Properties Acquisition Partners, L.P. and Brandywine Operating Partnership, L.P. (filed as Exhibit 10.29 to our Form 10-K, filed on March 15, 2004, File No. 001-14516).

10.32	Series B Preferred Unit Redemption Agreement, dated February 24, 2004, by and between Prentiss Properties Acquisition Partners, L.P., Belrose Realty Corporation, Belmar Realty Corporation, Belport Realty Corporation and Belshire Realty Corporation (filed as Exhibit 10.30 to our Form 10-K, filed on March 15, 2004, File No. 001-14516).

10.33	Credit Agreement, dated May 22, 2003, among Prentiss Properties Acquisition Partners, L.P., as Borrower, Eurohypo AG, New York Branch, as Administrative Agent, Bank One, NA, as Syndication Agent, and other lenders as named therein, (filed as Exhibit 10.2 to our Form 10-Q, File No. 001-14516, filed on August 14, 2003).

10.34	Stock Purchase Agreement, dated January 1, 2003, by and between Prentiss Properties Acquisition Partners, L.P. and Ampulla LLC, a single member Limited Liability Company, owned by Michael V. Prentiss, Chairman of the Board of Prentiss Properties Trust, (filed as Exhibit 10.3 to our Form 10-Q, File No. 001-14516, filed on August 14, 2003).

10.35	Exchange Agreement, dated as of March 20, 2001, by and among Prentiss Properties Trust, Prentiss Properties Acquisition Partners, L.P. and Security Capital Preferred Growth Incorporated (filed as Exhibit 10.14 to our Form 10-K, filed on March 27, 2001, and incorporated herein by reference).

10.36	Registration Rights Agreement, dated as of March 20, 2001, by and among Prentiss Properties Trust and Security Capital Preferred Growth Incorporated (filed as Exhibit 10.15 to our Form 10-K, filed on March 27, 2001, and incorporated by reference herein).

10.37	Second Amendment and Restatement of the Agreement, dated March 22, 2002, among Prentiss Properties Acquisition Partners, L.P., as Borrower, Bank One, N.A., as Administrator, Bank of America, N.A., as Syndication Agent, Dresdner Bank, AG as Documentation Agent and each of the Lenders that are signatory therein (filed as Exhibit 10.1 to our Post-Effective Amendment No. 2 to Form S-3, File No. 333-49433, filed July 26, 2002 and incorporated by reference herein).

10.38	Credit Agreement, dated March 16, 2001, among Prentiss Properties Acquisition Partners, L.P., as Borrower, Commerzbank AG, New York Branch, as Administrative Agent, Sole Arranger and Sole Book Runner, Fleet National Bank, as Syndication Agent, LaSalle Bank National Association, as Documentation Agent and each of the Lenders named therein (filed as Exhibit 10.21 to our Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.39	First Amendment, dated as of November 28, 2000, to the Credit Agreement, dated September 30, 1999, among Prentiss Properties Acquisition Partners, L.P., as Borrower, Bank One, N.A., as Administrative Agent, Mellon Bank and Union Bank of California as co-documentation agents (filed as Exhibit 10.23 to our Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.40	Second Amended and Restated Credit Agreement, dated as of February 19, 2004, by and among Prentiss Properties Acquisition Partners, L.P., Bank One, NA, Bank of America, N.A., Dresdner Bank AG, Commerzbank AG, Societe Generale Southwest Agency and the lenders named therein (filed as Exhibit 10.38 to our Form 10-K, filed on March 15, 2004, File No. 001-14516).

10.41	Amended and Restated Credit Agreement, dated as of March 2, 2004, among Prentiss Properties Acquisition Partners, L.P. as Borrower, Eurohypo AG, New York Branch, as Sole Arranger and Sole Book Runner, Bank One, NA as Syndication Agent, and other Lenders as named therein (filed as Exhibit 10.39 to our Form 10-Q, filed on May 1, 2004, File No. 001-14516 and incorporated by reference herein).

10.42	Promissory Note, dated as of June 1, 1999, by and between Prentiss Properties Limited, Inc. and Christopher M. Hipps (filed as Exhibit 10.35 to our Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.43	Promissory Note, dated as of January 1, 2002, by and between Prentiss Properties Limited, Inc. and Daniel Cushing (filed as Exhibit 10.36 to our Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.44	Promissory Note, dated as of June 14, 2002, by and among Prentiss Properties Limited, Inc. and Daniel Cushing (filed as Exhibit 10.45 to our Form 10-K, filed March 28, 2003, File No. 001-14516, and incorporated by reference herein).

10.45	Purchase Agreement, dated February 25, 2002, by and among Prentiss Properties Trust, Prentiss Properties Acquisition Partners, L.P., Prentiss Properties I, Inc. and Salomon Smith Barney Inc. (filed as Exhibit 10.38 to our Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.46	Registration Rights Agreement, dated February 25, 2002, by and among Prentiss Properties Trust and Salomon Smith Barney Inc. (filed as Exhibit 10.39 to our Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

10.47	Sales Agreement by and between Prentiss Properties Trust and Brinson Patrick Securities Corporation, dated June 10, 2002 (filed as Exhibit 1.1 to our Post Effective Amendment No. 2 to Form S-3, File No. 333-49433, filed on July 26, 2002).

10.48	Amendment to Sales Agreement by and between Prentiss Properties Trust and Brinson Patrick Securities Corporation, dated May 5, 2004 (filed as Exhibit 10.51 to our Form 10-Q, filed on May 1, 2004, File No. 001-14516 and incorporated by reference herein).

10.49	Sales Agreement by and between Prentiss Properties Trust and Brinson Patrick Securities Corporation, dated May 28, 2004 (filed as Exhibit 1.1 to our Form S-3, File No. 333-116034, filed on May 28, 2004).

10.50	Amended and Restated Limited Partnership Agreement of Prentiss Office Investors, L.P., dated January 29, 2004 (filed as Exhibit 10.50 to our Form 10-K, filed on March 15, 2004, File No. 001-14516).

10.51	Prentiss Properties Executive Choice Share Deferral Plan (filed as Exhibit 10.1 to our Form 10-Q, filed May 15, 2003, File No. 001-14516, and incorporated by reference herein).

10.52	Prentiss Properties Executive Choice Deferred Compensation Plan (filed as Exhibit 10.2 to our Form 10-Q, filed May 15, 2003, File No. 001-14516, and incorporated by reference herein).

10.53	Prentiss Properties Executive Choice Deferred Compensation Plan for Trustees (filed as Exhibit 10.3 to our Form 10-Q, filed May 15, 2003, File No. 001-14516, and incorporated by reference herein).

10.54	Prentiss Properties Executive Choice Share Deferral Plan for Trustees (filed as Exhibit 10.4 to our Form 10-Q, filed May 15, 2003, File No. 001-14516, and incorporated by reference herein).

10.55	Form of Indemnification Agreement entered into between Prentiss Properties Trust and Officers and Trustees of Prentiss Properties Trust (filed as Exhibit 10.53 to our Form 10-Q, filed November 8, 2004 and incorporated by reference herein).

10.56*	Promissory Note by and between Burnett Plaza Associates, an affiliate of Prentiss Properties Trust, as borrower and Bank of America, N.A. as lender, dated March 22, 2005.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRENTISS PROPERTIES TRUST
Date: May 6, 2005	By:	/s/ Scott W. Fordham
Scott W. Fordham
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer and Duly Authorized Officer of the Company)