Form 10-Q
period 2005-06-30
PRENTISS PROPERTIES TRUST/MD
filed 2005-08-08
CIK 1011699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2005
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
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     The number of Common Shares of Beneficial Interest, $0.01 par value, outstanding as of August 4, 2005, was 46,315,843 and the number of outstanding Participating Cumulative Redeemable Preferred Shares of Beneficial Interest, Series D, was 2,823,585.

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
•	Our failure to qualify as a REIT under the Internal Revenue Code of 1986, as amended;

•	Possible adverse changes in tax and environmental laws, as well as the impact of newly adopted accounting principles on our accounting policies and on period-to-period comparison of financial results;

•	Potential liability for uninsured losses and environmental contamination;

•	Our properties are illiquid assets;

•	Factors that could result in the poor operating performance of our properties including tenant defaults and increased costs such as taxes, insurance, utilities and casualty losses that exceed insurance limits;

•	Changes in market conditions including market interest rates and employment rates;

•	Our incurrence of debt and use of variable rate and derivative financial instruments;

•	Our real estate acquisition, redevelopment, development and construction activities;

•	The geographic concentration of our properties;

•	Changes in market conditions including capitalization rates applied in real estate acquisitions;

•	Competition in markets where we have properties;

•	Our dependence on key personnel whose continued service is not guaranteed;

•	Changes in our investment, financing and borrowing policies without shareholder approval;

•	The effect of shares available for future sale on the price of common shares;

•	Limited ability of shareholders to effect change of control;

•	Conflicts of interest with management, our board of trustees and joint venture partners could impact business decisions;

•	Our third-party property management, leasing, development and construction business and related services;

•	Risks associated with an increase in the frequency and scope of changes in state and local tax laws and increases in the number of state and local tax audits; and

•	Cost of compliance with the Americans with Disabilities Act and other similar laws related to our properties.
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

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
(this page intentionally left blank)

PRENTISS PROPERTIES TRUST
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2005	2004
ASSETS
Operating real estate:
Land	$369,160	$341,321
Buildings and improvements	1,915,883	1,789,043
Less: accumulated depreciation	(257,923)	(234,007)

	2,027,120	1,896,357
Construction in progress	34,955	23,417
Land held for development	61,948	59,014
Deferred charges and other assets, net	287,405	260,283
Notes receivable	1,000	1,500
Accounts receivable, net	61,272	55,772
Cash and cash equivalents	10,570	8,586
Escrowed cash	8,830	9,584
Investments in securities and insurance contracts	5,014	3,279
Investments in unconsolidated joint ventures and subsidiaries	6,842	12,943
Interest rate hedges	3,286	2,804

Total assets	$2,508,242	$2,333,539

LIABILITIES AND SHAREHOLDERS’ EQUITY
Mortgages and notes payable	$1,393,100	$1,191,911
Interest rate hedges	1,254	3,850
Accounts payable and other liabilities	100,395	105,304
Distributions payable	28,224	28,103

Total liabilities	1,522,973	1,329,168

Minority interest in operating partnership	23,425	24,990

Minority interest in real estate partnerships	44,905	35,792

Commitments and contingencies

Preferred shares $.01 par value, 20,000,000 shares authorized, 3,773,585 shares issued and outstanding at June 30, 2005 and December 31, 2004	100,000	100,000
Common shares $.01 par value, 100,000,000 shares authorized, 48,444,049 and 48,268,845 (includes 3,269,444 and 3,286,957 in treasury) shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	484	483
Additional paid-in capital	1,026,708	1,020,917
Common shares in treasury at cost 3,269,444 and 3,286,957 shares at June 30, 2005 and December 31, 2004, respectively	(82,379)	(82,694)
Unearned compensation	(5,700)	(3,386)
Accumulated other comprehensive income	2,599	(302)
Distributions in excess of earnings	(124,773)	(91,429)

Total shareholders’ equity	916,939	943,589

Total liabilities and shareholders’ equity	$2,508,242	$2,333,539

The accompanying notes are an integral part of these consolidated financial statements.

PRENTISS PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues:
Rental income	$96,707	$87,622	$191,746	$171,920
Service business and other income	3,506	2,928	6,556	6,416

	100,213	90,550	198,302	178,336

Operating expenses:
Property operating and maintenance	25,230	22,015	51,275	43,392
Real estate taxes	10,856	9,780	21,715	19,116
General and administrative and personnel costs	3,689	2,785	6,572	5,370
Expenses of service business	2,892	2,466	5,547	4,115
Depreciation and amortization	26,223	22,467	50,782	43,751

	68,890	59,513	135,891	115,744

Other expenses:
Interest expense	19,720	16,825	37,595	33,024
Amortization of deferred financing costs	572	568	1,290	1,133

Income from continuing operations before equity in (loss)/income of unconsolidated joint ventures and subsidiaries, loss on investment in securities, loss from impairment of mortgage loan and minority interests	11,031	13,644	23,526	28,435

Equity in (loss)/income of unconsolidated joint ventures and subsidiaries	(1,543)	596	(845)	1,174
Loss on investment in securities	—	(420)	—	(420)
Loss from impairment of mortgage loan	(500)	—	(500)	—
Minority interests	(172)	(563)	(677)	(2,163)

Income from continuing operations	8,816	13,257	21,504	27,026

Discontinued operations:
Income from discontinued operations	—	942	—	2,920
Gain from disposition of discontinued operations	2	10,185	17	10,185
Loss from debt defeasance related to sale of real estate	—	(5,316)	—	(5,316)
Minority interests related to discontinued operations	—	(182)	—	(246)

	2	5,629	17	7,543

Income before (loss)/gain on sale of land and an interest in a real estate partnership	8,818	18,886	21,521	34,569

(Loss)/gain on sale of land and an interest in a real estate partnership	—	(94)	—	1,222

Net income	$8,818	$18,792	$21,521	$35,791
Preferred dividends	(2,113)	(2,113)	(4,226)	(5,826)

Net income applicable to common shareholders	$6,705	$16,679	$17,295	$29,965

Basic earnings per common share:
Income from continuing operations applicable to common shareholders	$0.15	$0.25	$0.39	$0.51
Discontinued operations	—	0.13	—	0.17

Net income applicable to common shareholders – basic	$0.15	$0.38	$0.39	$0.68

Weighted average number of common shares outstanding – basic	44,902	44,386	44,893	43,906

Diluted earnings per common share:
Income from continuing operations applicable to common shareholders	$0.15	$0.25	$0.38	$0.51
Discontinued operations	—	0.12	—	0.17

Net income applicable to common shareholders – diluted	$0.15	$0.37	$0.38	$0.68

Weighted average number of common shares and common share equivalents outstanding – diluted	45,122	44,527	45,116	44,094

The accompanying notes are an integral part of these consolidated financial statements.

PRENTISS PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income	$8,818	$18,792	$21,521	$35,791
Unrealized gains and losses on securities:
Unrealized gains/(losses) arising during the period	72	2	(18)	28
Unrealized gains and losses on interest rate hedges:
Unrealized (losses)/gains arising during the period	(5,000)	6,911	613	2,337
Reclassification of losses on qualifying cash flow hedges into earnings	932	2,827	2,306	5,397

Other comprehensive income	(3,996)	9,740	2,901	7,762

Comprehensive income	$4,822	$28,532	$24,422	$43,553

The accompanying notes are an integral part of these consolidated financial statements.

PRENTISS PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)

	Six Months Ended
	June 30,
	2005	2004
Cash Flows from Operating Activities:
Net income	$21,521	$35,791
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interests	677	2,409
Gain from disposition	(17)	(11,407)
Loss on debt extinguishment/defeasance	2,207	5,316
Loss on investment in securities	—	420
Loss on impairment of mortgage loan	500	—
Provision for doubtful accounts	(229)	(3,147)
Depreciation and amortization	50,782	47,019
Amortization of deferred financing costs	1,290	1,133
Non-cash compensation	1,888	1,221
Gain on derivative financial instruments	(159)	(171)
Changes in assets and liabilities:
Deferred charges and other assets	1,109	(2,279)
Accounts receivable	(4,515)	(1,852)
Escrowed cash	754	1,764
Accounts payable and other liabilities	(11,943)	(9,978)

Net cash provided by operating activities	63,865	66,239

Cash Flows from Investing Activities:
Development/redevelopment of real estate	(14,483)	(2,888)
Purchase of real estate	(154,691)	(174,943)
Capital expenditures for in-service properties	(29,564)	(21,187)
Distributions in excess of earnings of unconsolidated joint ventures	1,821	208
Proceeds from the sale of a joint venture interest in a real estate partnership	—	69,338
Proceeds received from repayments of notes receivable	—	9,962
Proceeds from the sale of investment	—	1,107
Proceeds from the sale of real estate	—	78,999
Investments in securities and insurance contracts	(841)	(666)
Investments in unconsolidated subsidiaries	(17,050)	—

Net cash used in investing activities	(214,808)	(40,070)

Cash Flows from Financing Activities:
Net proceeds from sale of common shares	847	63,790
Net proceeds from sale of treasury shares	964	—
Redemption of series E preferred units	—	(10,000)
Redemption of series B preferred units	—	(95,000)
Repurchase of treasury shares	(275)	—
Capital contribution from minority interest partners in consolidated joint ventures	25,146	9,334
Repurchase of operating partnership common units	—	(891)
Distributions paid to limited partners	(17,972)	(2,856)
Distributions paid to common shareholders	(50,539)	(48,695)
Distributions paid to preferred shareholders	(4,226)	(4,226)
Distributions paid to preferred unitholders	—	(3,176)
Proceeds from mortgages and notes payable	599,300	427,000
Payment of debt prepayment cost	(2,207)	—
Repayments of mortgages and notes payable	(398,111)	(357,359)

Net cash provided used in financing activities	152,927	(22,079)

Net change in cash and cash equivalents	1,984	4,090
Cash and cash equivalents, beginning of period	8,586	5,945

Cash and cash equivalents, end of period	$10,570	$10,035

Supplemental Cash Flow Information:
Cash paid for interest	$38,318	$33,878

The accompanying notes are an integral part of these consolidated financial statements.

PRENTISS PROPERTIES TRUST
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(Unaudited)
1. The Organization
Organization
     We are a self-administered and self-managed Maryland REIT that acquires, owns, manages, leases, develops and builds primarily office properties throughout the United States. We are self-administered in that we provide our own administrative services, such as accounting, tax and legal, through our own employees. We are self-managed in that we provide all the management and maintenance services that our properties require through our own employees, such as, property managers, leasing professionals and engineers. We operate principally through our operating partnership, Prentiss Properties Acquisition Partners, L.P., and its subsidiaries, and two management service companies, Prentiss Properties Resources, Inc. and its subsidiaries and Prentiss Properties Management, L.P. The ownership of the operating partnership was as follows at June 30, 2005:

			Series D
			Convertible
	Common		Preferred
(units in thousands)	Units	%	Units	%
Prentiss Properties Trust	45,238 (1)	97.21%	3,774	100.00%
Third parties	1,297	2.79%	—	0.00%

Total	46,535	100.00%	3,774	100.00%

(1)	Includes 63,439 common shares held by the company pursuant to a deferred compensation plan. The shares are accounted for as common shares in treasury on the consolidated balance sheet.
     As of June 30, 2005, we owned interests in a diversified portfolio of 128 primarily suburban Class A office and suburban industrial properties, the accounts of which were consolidated with and into the operations of our operating partnership.

	Number of	Net Rentable
	Buildings	Square Feet
		(in thousands)
Office properties	101	16,617
Industrial properties	27	2,203

Total	128	18,820

     As of June 30, 2005, our properties were 90% leased to approximately 980 tenants. In addition to managing properties that are wholly owned, we manage approximately 8.9 million net rentable square feet in office, industrial and other properties for third parties.
     We have determined that our reportable segments are those that are based on our method of internal reporting, which disaggregates our business by geographic region. As of June 30, 2005, our reportable segments include our five regions (1) Mid-Atlantic; (2) Midwest; (3) Southwest; (4) Northern California; and (5) Southern California.
     At June 30, 2005, our properties were located in 10 markets, which were included in our reportable segments as follows:

Reportable Segment	Market
Mid-Atlantic	Metropolitan Washington D.C.
Midwest	Chicago, Suburban Detroit
Southwest	Dallas/Fort Worth, Austin, Denver
Northern California	Oakland, Silicon Valley
Southern California	San Diego, Los Angeles

PRENTISS PROPERTIES TRUST
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(Unaudited)
Real Estate Transactions
     On May 2, 2005, using proceeds from our revolving credit facility, our operating partnership completed a transaction in which we effectively acquired for $103.2 million the remaining 75% interest in Tysons International Partners, a joint venture that prior to the transaction was owned 25% by our operating partnership and 75% by an unrelated third party. The joint venture, through its two wholly-owned subsidiaries (“subsidiaries”) owned two office properties totaling approximately 456,000 net rentable square feet in Tyson’s Corner, Virginia. Pursuant to the purchase agreement, our operating partnership acquired from Tysons International Partners 100% of the subsidiaries thereby giving us 100% ownership of the two office properties. Tysons International Partners distributed the proceeds from the sale and immediately thereafter redeemed the 75% partner’s interest in the joint venture. As a result of the redemption, Tysons International Partners terminated as a joint venture.
     In accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations,” we allocated the purchase price of the properties acquired as follows:

Three Months Ended
(in thousands)	June 30, 2005

Land	$14,544
Buildings and improvements	$70,784
Tenant improvements and leasing commissions	$12,385
Above/(below) market lease value	$(3,614)
Other intangible assets	$9,123
     On May 2, 2005, Tysons International Partners caused both Prentiss Properties Greensboro Drive, L.P. and Prentiss Properties International Drive, L.P. to pay off the outstanding mortgage loan on each property prior to the closing of our operating partnership’s acquisition of the remaining 75% interest in Tysons International Partners. The prepayment amount totaled $67.6 million of which $8.8 million represented a prepayment penalty. We recognized $2.2 million, or 25% of the prepayment penalty in the line item “equity in (loss)/income of unconsolidated joint ventures and subsidiaries” in our consolidated statements of income for the three and six months ended June 30, 2005.
     On June 6, 2005, using proceeds from our revolving credit facility, we acquired from an unrelated third party, a .65 acre tract of land in Oakland, California for gross consideration of $1.9 million. The land, which can accommodate approximately 200,000 net rentable square feet of future development, is located adjacent to one of our existing office properties.
Other Transactions
     On May 4, 2005, Prentiss Office Investors, L.P. completed a five-year $30.9 million loan, collateralized by two office buildings located in Herndon, Virginia. We may borrow an additional $1.9 million over the next 24 months if certain conditions are met. The interest rate on the loan is 115 basis points over 30-day LIBOR and the monthly payments are interest only, with the principal balance due at its maturity on May 4, 2010. Proceeds from the loan were used to fund a pro rata capital distribution to the joint venture partners based on their ownership interest in Prentiss Office Investors, L.P. Our operating partnership used proceeds from the capital distribution to repay a portion of the outstanding borrowings under our revolving credit facility.
     During the second quarter 2005, we formed Prentiss Properties Capital Trust II, a Delaware statutory trust, established to issue $25.0 million of trust preferred equity securities to Merrill Lynch International, in a private placement pursuant to an applicable exemption from registration. Prentiss Properties Limited, Inc., a wholly-owned affiliate of our operating partnership acquired for $774,000 a residual interest (common securities), of Prentiss Properties Capital Trust II, representing 3% of the overall equity of the trust. The preferred equity securities will mature on June 30, 2035, but may be redeemed by Prentiss Properties Capital Trust II beginning on June 30, 2010. The holders of both the preferred equity and common securities will receive quarterly distributions from Prentiss Properties Capital Trust II, at a variable rate equal to 90-day LIBOR plus 125 basis points. Distributions will be cumulative and will accrue from the date of original issuance but may be deferred for up to 20 consecutive quarterly periods.
     Prentiss Properties Capital Trust II used the proceeds from the issuance of the preferred and common securities to acquire $25.8 million of junior subordinated notes from our operating partnership pursuant to an indenture agreement.

PRENTISS PROPERTIES TRUST
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(Unaudited)
     The notes will mature on June 30, 2035, but may be redeemed at our option, in whole or in part, beginning on June 30, 2010 in accordance with the provisions of the indenture agreement. The notes bear interest at a variable rate equal to 90-day LIBOR plus 125 basis points. Interest is cumulative and will accrue from the date of original issuance but may be deferred by us for up to 20 consecutive quarterly periods.
     The trust is a variable interest entity under paragraph 5(b)(1) of FIN 46, because the equity investors at risk hold no substantial decision-making rights. Prentiss Properties Limited, Inc.’s investment is financed directly by our operating partnership; and therefore, it is not considered at risk. Because Prentiss Properties Limited, Inc. lacks a significant variable interest in the trust and thus is not the primary beneficiary, the accounts of the trust are not consolidated with and into Prentiss Properties Limited, Inc. and therefore, are not consolidated with and into our operating partnership. Prentiss Properties Limited, Inc.’s investment in the trust is presented on our consolidated balance sheet as an investment in joint ventures and unconsolidated subsidiaries and is accounted for using the cost method of accounting, whereby distributions are recognized into income upon receipt.
     The proceeds received by the operating partnership in exchange for the notes were used to repay a portion of the outstanding borrowings under our revolving credit facility. The notes are presented on our consolidated balance sheet in the line item “mortgages and notes payable.”
2. Basis of Presentation
     The accompanying financial statements are unaudited; however, our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The December 31, 2004 comparative balance sheet information was derived from audited financial statements. The results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results to be obtained for the full fiscal year. These financial statements should be read in conjunction with our audited financial statements, and notes thereto, included in our annual report on Form 10-K for the fiscal year ended December 31, 2004.
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
     On January 1, 2003, we adopted the fair value based method of accounting as prescribed by Statement of Financial Accounting Standards No. 123 as amended for our share-based compensation plans, and we elected to apply this method on a prospective basis as prescribed in Statement of Financial Accounting Standards No. 148. The prospective basis requires that we apply the fair value based method of accounting to all awards granted, modified or settled after the beginning of the fiscal year in which we adopt the accounting method.
     Historically, we applied the intrinsic value based method of accounting as prescribed by APB Opinion 25 and related Interpretations in accounting for our share-based awards. Had we fully adopted Statement of Financial Accounting Standards No. 123 for awards issued prior to January 1, 2003 it would have changed our method for recognizing the cost of our plans. Had the compensation cost for our share-based compensation plans been determined consistent with Statement of Financial Accounting Standards No. 123, our net income applicable to common shareholders and net income per common share for the three and six months ended June 30, 2005 and 2004 would approximate the pro forma amounts below:

PRENTISS PROPERTIES TRUST
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(amounts in thousands, except per share data)	2005	2004	2005	2004
Net income applicable to common shareholders as reported	$6,705	$16,679	$17,295	$29,965
Add: Share-based employee compensation expense included therein	1,089	612	2,056	1,112
Deduct: Total share-based employee compensation expense determined under fair value method for all awards	(1,090)	(633)	(2,059)	(1,154)

Pro Forma net income applicable to common shareholders	$6,704	$16,658	$17,292	$29,923

Earnings per share:
Basic – as reported	$0.15	$0.38	$0.39	$0.68
Basic – pro forma	$0.15	$0.38	$0.39	$0.68

Diluted – as reported	$0.15	$0.37	$0.38	$0.68
Diluted – pro forma	$0.15	$0.37	$0.38	$0.68
     The effects of applying Statement of Financial Accounting Standards No. 123 in this pro forma disclosure are not necessarily indicative of future amounts.
4. Earnings per Share
     We calculate earnings per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share,” which requires a dual presentation of basic and diluted earnings per share on the face of the income statement. Additionally, the statement requires a reconciliation of the numerator and denominator used in computing basic and diluted earnings per share. The table below presents a reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share for the three and six month periods ended June 30, 2005 and 2004:

PRENTISS PROPERTIES TRUST
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2005	2004	2005	2004
Reconciliation of the numerator used for basic earnings per share
Income from continuing operations	$8,816	$13,257	$21,504	$27,026
Preferred dividends	(2,113)	(2,113)	(4,226)	(5,826)
(Loss)/gain on sale of land and an interest in a real estate partnership	—	(94)	—	1,222

Income from continuing operations applicable to common shareholders	$6,703	$11,050	$17,278	$22,422

Discontinued operations	2	5,629	17	7,543

Net income applicable to common shareholders	$6,705	$16,679	$17,295	$29,965

Reconciliation of the denominator used for basic earnings per share
Weighted average common shares outstanding	44,902	44,386	44,893	43,906

Basic earnings per share	$0.15	$0.38	$0.39	$0.68

Reconciliation of the numerator used for dilutive earnings per share
Income from continuing operations	$8,816	$13,257	$21,504	$27,026
Preferred dividends	(2,113)	(2,113)	(4,226)	(5,826)
(Loss)/gain on sale of land and an interest in a real estate partnership	—	(94)	—	1,222

Income from continuing operations applicable to common shareholders	$6,703	$11,050	$17,278	$22,422

Discontinued operations	2	5,629	17	7,543

Net income applicable to common shareholders	$6,705	$16,679	$17,295	$29,965

Reconciliation of the denominator used for dilutive earnings per share (1)
Weighted average common shares outstanding	44,902	44,386	44,893	43,906
Dilutive options	86	82	98	133
Dilutive share grants	134	59	125	55

Weighted average common shares and common share equivalents outstanding (1)	45,122	44,527	45,116	44,094

Diluted earnings per share	$0.15	$0.37	$0.38	$0.68

(1)	The following securities were not included in the diluted earnings per share computation because they would have had an antidilutive effect.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Antidilutive Securities (in thousands)	2005	2004	2005	2004
Series D Convertible Preferred Shares	3,774	3,774	3,774	3,774

5. Deferred Charges and Other Assets, Net
     Deferred charges consisted of the following at June 30, 2005 and December 31, 2004:

	(in thousands)
	June 30,	December 31,
	2005	2004
Deferred leasing costs and tenant improvements	$350,344	$311,320
In-place lease values	39,852	27,910
Above market lease values	5,624	5,666
Deferred financing costs	15,535	14,568
Prepaids and other assets	8,787	11,610

	420,142	371,074
Less: accumulated amortization	(132,737)	(110,791)

	$287,405	$260,283

PRENTISS PROPERTIES TRUST
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(Unaudited)
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
6. Notes Receivable
     Our notes receivable balance of $1.0 million at June 30, 2005 is the result of a real estate transaction that included a non-recourse promissory note totaling $4.4 million, collateralized by a real estate property sold, maturing March 1, 2005, bearing interest at 7.95% per annum and requiring interest only payments until maturity. On December 22, 2004, we received correspondence from the borrower indicating an inability to fulfill its total obligation under the note. Due to the fact that our note receivable is subordinate to a first mortgage totaling approximately $12.0 million, we initiated an evaluation of the underlying real estate. Our evaluation was to determine whether the fair value of the property, less cost to sell, would be sufficient to satisfy both the first mortgage and our note receivable. In our opinion, the fair value of the underlying real estate would not be sufficient to satisfy both the first mortgage and our note receivable and thus, in the preparation of our financial statements for the year ended December 31, 2004, we recognized a $2.9 million write-down of the note. On April 4, 2005, the borrower sent notice notifying us that they were attempting to restructure the first mortgage. Subsequent to quarter end, we were made aware by the borrower of his intent to abandon the property. On August 2, 2005, we completed the sale of our note receivable to an unrelated party for total proceeds of $1.0 million. In an effort to reflect the realizable value of the note in our June 30, 2005 consolidated balance sheet, effective June 30, 2005, we recognized a $500,000 write-down to the note.
7. Accounts Receivable, Net
     Accounts receivable consisted of the following at June 30, 2005 and December 31, 2004:

	(in thousands)
	June 30,	December 31,
	2005	2004
Rents and services	$9,272	$10,449
Accruable rental income	56,074	50,721
Other	575	809

	65,921	61,979
Less: allowance for doubtful accounts	(4,649)	(6,207)

	$61,272	$55,772

PRENTISS PROPERTIES TRUST
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(Unaudited)
8. Investments in Unconsolidated Joint Ventures and Subsidiaries
     The following information summarizes the financial position at June 30, 2005 and December 31, 2004 and the results of operations for the three and six month periods ended June 30, 2005 and 2004 for the investments in which we held a non-controlling interest during the period presented:

Summary of Financial Position:	Total Assets		Total Debt (4)		Total Equity		Company’s Investment
	June 30,	Dec. 31,	June 30,	Dec. 31,	June 30,	Dec. 31,	June 30,	Dec. 31,
(in thousands)	2005	2004	2005	2004	2005	2004	2005	2004
Broadmoor Austin Associates(1)	$96,570	$97,962	$128,487	$131,979	$(34,030)	$(34,814)	$4,482	$4,217
Tysons International Partners(2)	—	89,268	—	59,113	—	28,914	—	8,726
Other Investments(3)	—	—	—	—	—	—	2,360	—

							$6,842	$12,943

Summary of Operations for the Three					Company’s Share of
Months Ended June 30, 2005 and 2004:	Total Revenue		Net Income		Net Income/(Loss)
(in thousands)	2005	2004	2005	2004	2005	2004
Broadmoor Austin Associates	$5,645	$5,018	$1,369	$1,254	$685	$627
Tysons International Partners(2)	1,070	2,876	(8,912)	(124)	(2,228)	(31)

Total					$(1,543)	$596

Summary of Operations for the Six					Company’s Share of
Months Ended June 30, 2005 and 2004:	Total Revenue		Net Income		Net Income/(Loss)
(in thousands)	2005	2004	2005	2004	2005	2004
Broadmoor Austin Associates	$11,292	$10,035	$2,742	$2,474	$1,371	$1,237
Tysons International Partners(2)	4,228	5,819	(8,864)	(250)	(2,216)	(63)

Total					$(845)	$1,174

(1)	We own a 50% non-controlling interest in Broadmoor Austin Associates, an entity, which owns a seven-building, 1.1 million net rentable square foot office complex in Austin, Texas.

(2)	At December 31, 2004, we owned a 25% non-controlling interest in Tysons International Partners, an entity, which owns two office properties containing 456,000 net rentable square feet in the Northern Virginia area. On May 2, 2005, we acquired the remaining 75% interest in the properties owned by the joint venture. Prior to our acquisition of the remaining 75% for $103.2 million, we contributed to the joint venture $14.7 million representing our pro rata share of the outstanding indebtedness on the properties. As a condition of closing, out of proceeds from the sale and our capital contribution, the joint venture prepaid the outstanding indebtedness collateralized by the properties. The prepayment amount totaled $67.6 million of which $8.8 million represented a prepayment penalty. Net income for Tysons International Partners includes the $8.8 million loss from debt prepayment but excludes the gain on sale resulting from our acquisition of the remaining 75% interest in the joint venture.

(3)	Represents an interest in Prentiss Properties Capital Trust I and Prentiss Properties Capital Trust II that we account for using the cost method of accounting.

(4)	The mortgage debt, all of which is non-recourse, is collateralized by the individual real estate property or properties within each venture.

PRENTISS PROPERTIES TRUST
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(Unaudited)
9. Mortgages and Notes Payable
     At June 30, 2005, we had mortgages and notes payable of $1.4 billion, excluding our proportionate share of debt from our unconsolidated joint ventures.
     The following table sets forth our consolidated mortgages and notes payable as of June 30, 2005 and December 31, 2004:

	(in thousands)
	June 30,	December 31,
Description	2005	2004	Amortization	Interest Rate(1)	Maturity
Revolving credit facility	$255,000	$217,500	None	LIBOR+1.350%	February 19, 2007
PPREFI portfolio loan (2)	180,100	180,100	None	7.58%	February 26, 2007
High Bluffs construction loan	19,019	8,929	None	LIBOR+1.400%	September 1, 2007
Collateralized term loan — Union Bank of Calif.(3)	30,000	30,000	None	LIBOR+1.150%	September 30, 2007
Unsecured term loan — Eurohypo I	100,000	100,000	None	LIBOR+1.375%	May 22, 2008
Unsecured term loan — Commerzbank	75,000	75,000	None	LIBOR+1.350%	March 15, 2009
Unsecured term loan — Eurohypo II	13,620	13,760	30 yr	7.46%	July 15, 2009
Collateralized term loan — Mass Mutual (4)	85,000	85,000	None	LIBOR+0.850%	August 1, 2009
Prentiss Properties Capital Trust I Debenture	52,836	—	None	LIBOR+1.250%	March 30, 2035
Prentiss Properties Capital Trust II Debenture	25,774	—	None	LIBOR+1.250%	June 30, 2035
Variable rate mortgage notes payable (5)	61,600	96,700	None	(6)	(6)
Fixed rate mortgage notes payable (7)	495,151	384,922	(8)	(8)	(8)

	$1,393,100	$1,191,911

(1)	All of our variable rate loans are based on 30-day LIBOR with the exception of our Prentiss Properties Capital Trust I & II Debentures which are based on 90-day LIBOR. 30-day and 90-day LIBOR were 3.34% and 3.52% at June 30, 2005, respectively.

(2)	The PPREFI portfolio loan is collateralized by 36 properties with an aggregate net book value of real estate of $233.9 million.

(3)	The term loan is collateralized by two properties with an aggregate net book value of real estate of $18.1 million.

(4)	The term loan is collateralized by 9 properties with an aggregate net book value of real estate of $106.7 million.

(5)	The variable rate mortgage loans are collateralized by 5 buildings with an aggregate net book value of $84.6 million.

(6)	Interest rates on our variable rate mortgages range from 30-day LIBOR plus 110 basis points to 30-day LIBOR plus 130 basis points. Maturity dates range from July 2009 through May 2010.

(7)	The fixed rate mortgage loans are collateralized by 23 buildings with an aggregate net book value of $553.7 million.

(8)	The payments on our fixed rate mortgages are based on amortization periods ranging between 18 and 30 years. The effective interest rates for our fixed rate mortgages range from 3.70% to 8.05% with a weighted average effective interest rate of 6.77% at June 30, 2005. Maturity dates range from November 2005 through April 2015 with a weighted average maturity of 6.0 years from June 30, 2005.
     Our mortgages and notes payable at June 30, 2005 consisted of $675.3 million of fixed rate, non-recourse, long-term mortgages, $13.6 million of fixed rate, recourse debt and $704.2 million of floating rate debt, $415.0 million of which was hedged at June 30, 2005 with variable to fixed rate hedges.
     Future scheduled principal repayments of our outstanding mortgages and notes payable are as follows:

(in thousands)
2005	$48,197
2006	9,704
2007	496,201
2008	107,094
2009	251,764
Thereafter	480,140

$1,393,100

PRENTISS PROPERTIES TRUST
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(Unaudited)
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
     Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified to earnings. This reclassification is consistent with when the hedged items are recognized in earnings. Within the next twelve months, we expect to reclassify to earnings approximately $1.4 million and $709,000 of unrealized gains and unrealized losses, respectively.

PRENTISS PROPERTIES TRUST
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(Unaudited)
     The following table summarizes the notional values and fair values of our derivative financial instruments at June 30, 2005. The notional value provides an indication of the extent of our involvement in these instruments as of the balance sheet date, but does not represent exposure to credit, interest rate or market risks.

		Swap Rate Received
Notional	Swap Rate Paid	(Variable) at
Amount	(Fixed)	June 30, 2005	Swap Maturity	Fair Value
				(in thousands)
$25 million	4.345%	3.34%	July 2005	$(7)
$15 million	4.345%	3.34%	July 2005	(4)
$20 million	5.985%	3.34%	March 2006	(304)
$30 million	5.990%	3.34%	March 2006	(456)
$50 million	2.270%	3.34%	August 2007	1,619
$25 million	2.277%	3.34%	August 2007	806
$70 million(1)	4.139%	3.34%	August 2008	(470)
$30 million	3.857%	3.34%	September 2008	58
$30 million	3.819%	3.34%	October 2008	93
$20 million	3.819%	3.34%	October 2008	62
$50 million	3.935%	3.34%	May 2009	23
$30 million	3.443%	3.34%	October 2009	625
$20 million (1)	4.000%	3.34%	February 2010	(13)

Total				$2,032

(1)	The interest rate swap agreement was executed by Prentiss Office Investors, L.P., a partnership which is 51% owned by our operating partnership.
     Cash payments made under our interest rate swap agreements exceeded cash receipts from our interest rate swap agreements by $1.1 million and $2.7 million for the three months ended June 30, 2005 and 2004, respectively and $2.6 million and $5.3 million for the six months ended June 30, 2005 and 2004, respectively.
11. Accounts Payable and Other Liabilities
     Accounts payable and other liabilities consisted of the following at June 30, 2005 and December 31, 2004:

	(in thousands)
	June 30,	December 31,
	2005	2004
Accrued interest expense	$6,454	$5,685
Accrued real estate taxes	25,132	28,178
Advance rents and deposits	20,424	20,010
Deferred compensation liability	7,435	6,516
Below market lease values, net of amortization(1)	11,156	8,319
Other liabilities	29,794	36,596

	$100,395	$105,304

(1)	Accumulated amortization for below market lease values as of June 30, 2005 and December 31, 2004 was $3.0 million and $2.0 million, respectively. We record below market lease value amortization in the line item “rental income.”
12. Distributions
     On June 8, 2005, we declared a cash distribution for the second quarter of 2005 in the amount of $0.56 per share, payable on July 8, 2005 to common shareholders of record on June 30, 2005. Additionally, we determined that a distribution of $0.56 per common unit would be made to the partners of the operating partnership and the holders of our Series D Convertible Preferred Shares. The distributions totaling $28.2 million were paid July 8, 2005.

PRENTISS PROPERTIES TRUST
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(Unaudited)
13. Supplemental Disclosure of Non-Cash Activities
     During the three months ended June 30, 2005, we declared cash distributions totaling $28.2 million payable to holders of common shares, operating partnership units and Series D Convertible Preferred Shares. The distributions were paid July 8, 2005.
     Pursuant to our long-term incentive plan, during the six months ended June 30, 2005, we issued 110,250 restricted common shares to various key employees. The shares, which had a market value of approximately $3.8 million based upon the per share price on the date of grant, were classified as unearned compensation and recorded in the shareholders’ equity section of the consolidated balance sheet. The unearned compensation is amortized quarterly as compensation expense over the three-year vesting period.
     During the six months ended June 30, 2005, 37,733 common shares were issued pursuant to the conversion of 37,733 common units of our operating partnership. The common shares had a market value of approximately $1.4 million on the conversion date.
     We marked-to-market our investments in securities and our interest rate hedges. During the six months ended June 30, 2005, we recorded unrealized gains of $613,000 and unrealized losses of $18,000 on our interest rate hedges and investments in securities, respectively.
     In connection with the acquisitions and the consolidation of the Tysons International joint venture during the six months ended June 30, 2005, we recorded and assumed liabilities of approximately $2.3 million and receivables of approximately $756,000.
14. Segment Information
     The tables below present information about segment assets, our investments in equity method investees, expenditures for additions to long-lived assets and revenues and income from continuing operations used by our chief operating decision maker as of and for the three and six month periods ended June 30, 2005 and 2004:
For the Three Months Ended June 30, 2005
(in thousands)

							Corporate
							Not
	Mid-			Northern	Southern	Total	Allocable To	Consolidated
	Atlantic	Midwest	Southwest	California	California	Segments	Segments	Total
Revenues	$28,064	$16,681	$32,053	$12,287	$10,338	$99,423	$790	$100,213

Income from continuing operations	$9,433	$4,241	$10,982	$3,799	$4,043	$32,498	$(23,682)	$8,816

Additions to long-lived assets:
Development/redevelopment	$55	$589	$725	$991	$6,058	$8,418	$—	$8,418
Purchase of real estate	103,222	—	—	1,885	—	105,107	—	105,107
Capital expenditures for in-service properties	4,630	763	6,863	514	1,749	14,519	—	14,519

Total additions	$107,907	$1,352	$7,588	$3,390	$7,807	$128,044	$—	$128,044

Investment balance in equity method investees	$—	$—	$4,482	$—	$—	$4,482	$—	$4,482

Assets	$780,343	$432,473	$700,319	$280,518	$285,347	$2,479,000	$29,242	$2,508,242

PRENTISS PROPERTIES TRUST
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(Unaudited)
For the Three Months Ended June 30, 2004
(in thousands)

							Corporate
							Not
	Mid-			Northern	Southern	Total	Allocable To	Consolidated
	Atlantic	Midwest	Southwest	California	California	Segments	Segments	Total
Revenues	$24,241	$14,419	$32,729	$8,338	$10,291	$90,018	$532	$90,550

Income from continuing operations	$11,291	$4,695	$11,147	$3,351	$3,694	$34,178	$(20,921)	$13,257

Additions to long-lived assets:
Development/redevelopment	$15	$459	$17	$1	$881	$1,373	$—	$1,373
Purchase of Real Estate	—	—	123,323	34,780	17,724	175,827	$—	175,827
Capital expenditures for in- service properties	2,286	1,301	3,681	1,667	1,498	10,433	—	10,433

Total additions	$2,301	$1,760	$127,021	$36,448	$20,103	$187,633	$—	$187,633

Investment balance in equity method investees	$8,764	$—	$4,010	$—	$—	$12,774	$—	$12,774

Assets	$611,022	$414,105	$753,585	$215,255	$259,191	$2,253,158	$28,516	$2,281,674

For the Six Months Ended June 30, 2005
(in thousands)

							Corporate
							Not
	Mid-			Northern	Southern	Total	Allocable To	Consolidated
	Atlantic	Midwest	Southwest	California	California	Segments	Segments	Total
Revenues	$54,634	$33,421	$64,138	$24,527	$20,265	$196,985	$1,317	$198,302

Income from continuing operations	$21,185	$8,500	$20,582	$8,194	$7,616	$66,077	$(44,573)	$21,504

Additions to long-lived assets:
Development/redevelopment	$58	$797	$738	$1,237	$11,653	$14,483	$—	$14,483
Purchase of real estate	155,040	—	—	1,885	—	156,925	—	156,925
Capital expenditures for in- service properties	13,154	1,332	11,209	722	3,147	29,564	—	29,564

Total additions	$168,252	$2,129	$11,947	$3,844	$14,800	$200,972	$—	$200,972

For the Six Months Ended June 30, 2004
(in thousands)

							Corporate
							Not
	Mid-			Northern	Southern	Total	Allocable To	Consolidated
	Atlantic	Midwest	Southwest	California	California	Segments	Segments	Total
Revenues	$48,435	$28,575	$63,156	$16,786	$20,094	$177,046	$1,290	$178,336

Income from continuing operations	$21,572	$8,170	$23,096	$7,255	$6,752	$66,845	$(39,819)	$27,026

Additions to long-lived assets:
Development/redevelopment	$15	$1,714	$179	$1	$979	$2,888	$—	$2,888
Purchase of real estate	—	—	123,323	34,780	17,724	175,827	—	175,827
Capital expenditures for in- service properties	3,890	4,529	7,306	2,962	2,500	21,187	—	21,187

Total additions	$3,905	$6,243	$130,808	$37,743	$21,203	$199,902	$—	$199,902

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
     In May 2005, the Financial Accounting Standards Board issued FASB Statement No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20 and FASB Statement No. 3. The Statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.
     At the June 2005 EITF meeting, the Task Force reached a consensus on EITF 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” The consensus provides a framework for addressing when a general partner, or general partners as a group, controls a limited partnership or similar entity. The Task Force reached a consensus that for general partners of all new limited partnerships formed and for existing limited partnerships for which the partnership agreements are modified, the guidance in this issue is effective after June 29, 2005. For general partners in other limited partnerships, the guidance is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The Task Force also amended EITF 96-16 to be consistent with the consensus reached in Issue No. 04-05. Additionally, the Financial Accounting Standards Board issued FSP SOP 78-9-1 which amends the guidance in SOP 78-9 to be consistent with the consensus in 04-5. We are currently evaluating the impact on our financial statements of this framework, the amendments to EITF 96-16 and FSP SOP 78-9-1.
     Also at the June 2005 meeting, the Task Force reached a consensus on EITF 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination.” The consensus reached is that the leasehold improvements whether acquired in a business combination or that are placed in service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured. The consensus in this issue which is to be applied to leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005 will not have a material impact on our financial statements.
16. Pro Forma
     The following unaudited pro forma consolidated statements of income are presented as if all of the properties acquired between January 1, 2005 and June 30, 2005 had occurred January 1, 2005 and 2004.
     These pro forma consolidated statements of income should be read in conjunction with our historical consolidated financial statements and notes thereto for the three and six months ended June 30, 2005, included in this Form 10-Q. The pro forma

PRENTISS PROPERTIES TRUST
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(Unaudited)
consolidated statements of income are not necessarily indicative of what actual results would have been had the acquisitions actually occurred on January 1, 2005 and 2004 nor purport to represent our operations for future periods.

	Six Months Ended
Pro Forma	June 30,
(in thousands)	2005(1)	2004
Total revenue	$203,113	$186,694

Income applicable to common shareholders before discontinued operations	19,071	22,332

Net income applicable to common shareholders	19,088	29,875

Basic earnings per share:
Income applicable to common shareholders before discontinued operations	$0.43	$0.51
Net income applicable to common shareholders	$0.43	$0.68
Weighted average number of common shares outstanding	44,893	43,906
Diluted earnings per share:
Income applicable to common shareholders before discontinued operations	$0.42	$0.51
Net income applicable to common shareholders	$0.42	$0.68
Weighted average number of common shares and common share equivalents outstanding	45,116	44,094

(1)	The pro forma results of operations for the six months ended June 30, 2005 excludes a $2.2 million prepayment penalty due to its non-recurring nature. The $2.2 million loss is included in the line item “equity in (loss)/income of unconsolidated joint ventures and subsidiaries” on our consolidated statement of income during the three and six months ended June 30, 2005.
17. Subsequent Events
     On July 14, 2005, Prentiss Office Investors, L.P., which is owned 51% by our operating partnership and its affiliates and 49% by Stichting Pensioenfond ABP, acquired, from an unrelated third party, an office building with approximately 238,000 net rentable square feet. The property is located in the City Center submarket of the Oakland, California CBD and was acquired for gross proceeds of $39.4 million. Each partner contributed their pro rata share of the cash purchase price to Prentiss Office Investors, L.P. for the acquisition. Amounts contributed from the operating partnership were funded with proceeds from our revolving credit facility. As a part of the transaction, the venture assumed a $25 million non-recourse mortgage with a 5.175% interest rate that amortizes on a 30-year amortization schedule and has a maturity date of June 1, 2010.
     On July 14, 2005, we completed a $100 million loan collateralized by two office buildings in Tyson’s Corner, Virginia. The interest rate is fixed at 4.84% and the monthly payments are interest only until September 11, 2008 at which time it converts to amortizing, on a 30-year amortization schedule, until the maturity date of August 1, 2015. The proceeds were used to repay a portion of the outstanding borrowings under our revolving credit facility.
     On July 26, 2005, we renewed our revolving credit facility, increased it from $375 to $400 million and obtained an expansion right to $500 million. The facility also includes an extension right of the maturity date from July 26, 2008 to July 26, 2009. The interest rate on the facility will fluctuate based on our overall leverage with a range between LIBOR plus 85 basis points and LIBOR plus 135 basis points. The pricing on the renewed facility generally represents a 25 basis point to 30 basis point pricing reduction across the leverage grid and several covenant requirements were also modified to the company’s benefit. Except as set forth above, the remaining terms of the revolving credit facility remain substantially unchanged. Banking participants in the revolving credit facility include JP Morgan Chase Bank as Administrative Agent; Bank of America as Syndication Agent; Commerzbank, EuroHypo, Societe General, PNC Bank, Sun Trust, Union Bank of California, Comerica Bank, Mellon Bank, Deutsche Bank, ING Real Estate Finance, US Bank and Wachovia Bank as Lenders.
     On July 26, 2005, and August 3, 2005, we modified our $75 million unsecured term loan with Commerzbank and our $100 million unsecured term loan with EuroHypo, respectively. The modifications were basically the same pricing and covenant changes that were incorporated into our revolving credit facility renewal as discussed above, with the expiration dates remaining unchanged at March 15, 2009 and May 22, 2008, respectively.

PRENTISS PROPERTIES TRUST
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
(Unaudited)
     On August 1, 2005, using proceeds from our revolving credit facility, we paid off a $45.5 million loan collateralized by a property in Oakland, California scheduled to mature on November 1, 2005. In accordance with the terms of the loan, there was no prepayment penalty.
     On August 2, 2005, we completed the sale of our mortgage note receivable to an unrelated party for total proceeds of $1.0 million. The proceeds were used to repay a portion of the outstanding borrowings under our revolving credit facility.
     At June 30, 2005, we had 3,773,585 shares outstanding of Participating Cumulative Redeemable Preferred Shares of Beneficial Interest, Series D (the “Series D Preferred Shares”) held by Security Capital Preferred Growth, Incorporated. Subsequent to quarter end, pursuant to their rights under the agreement which allows Security Capital Preferred Growth, Incorporated to convert any or all of the Series D Preferred Shares into common shares on a one for one basis, Security Capital Preferred Growth, Incorporated converted 950,000 Series D Preferred Shares into 950,000 common shares. As a result, we have 2,823,585 Series D Preferred Shares outstanding at August 4, 2005.

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
     As of June 30, 2005, we owned interests in a diversified portfolio of 135 primarily suburban Class A office and suburban industrial properties as follows:

	Number of	Net Rentable
	Buildings(1)	Square Feet (2)
		(in thousands)
Office properties	108	17,729
Industrial properties	27	2,203

Total	135	19,932

(1)	Includes 7 buildings owned through a joint venture, the operations of which are accounted for using the equity method of accounting and 14 buildings which are owned through a joint venture, the operations of which are consolidated.

(2)	Includes 1.1 million square feet in the 7 buildings owned by our unconsolidated joint venture of which we own a 50% non-controlling interest and 1.2 million square feet in the 14 buildings owned by our consolidated joint venture of which we own a 51% controlling interest.
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
     Although 7-Eleven, Inc. announced to the public on April 20, 2005, their intention to enter into a lease at a property to be constructed, they have not provided us formal notification and as a result retain their rights under the purchase agreement to extend the lease in accordance with the conditions included therein. We anticipate that 7-Eleven, Inc. will vacate our property upon completion of the new property.
     Our industry’s performance is generally predicated on a sustained pattern of job growth. In 2004, while the overall United States economy began to demonstrate economic growth, there were few indications that the economy was creating jobs at a pace sufficient to generate significant increases in demand for our office space.

     As a result of the recent weak economic climate, the office real estate markets have been materially impacted by higher vacancy rates. In 2003, vacancy rates appeared to peak in many of our markets and some positive net absorption of space started to occur. During 2004, all of our markets, with the exception of Downtown Chicago, experienced positive net absorption of space. In addition, the overall vacancy rates were down as compared to 2003. With the exception of Denver and Downtown Chicago, our markets have continued to experience positive net absorption in 2005. Although there are signs of improvement in the economic climate, we anticipate that leasing efforts will remain tough for the remainder of 2005. In the face of challenging market conditions, we have followed a disciplined approach to managing our operations. We are constantly reviewing our portfolio and the markets in which we operate to identify potential asset acquisitions, opportunities for development and where we believe significant value can be found, asset dispositions.
     At the direction of our board of trustees, during the first quarter of 2005, we initiated an analysis of our business strategy in our Midwest region. Our Midwest Region includes properties located within the Chicago and Detroit markets. Our Chicago portfolio consists of 16 office properties containing 2.2 million square feet and 4 industrial properties containing 700,000 square feet. We have one office property in Detroit, Michigan containing 242,000 square feet. As part of our analysis, Holliday Fenoglio Fowler, L.P. has been retained as broker and is marketing our Chicago and Detroit properties for sale. Subsequent to quarter end, we received purchase offers for the properties. During the next 30 to 60 days, we will be evaluating the offers to determine which properties will be retained, the properties to be sold and the extent of any future involvement with the properties. We anticipate that on or before September 30, 2005, we will commit to a plan to sell some or all of the properties within our Midwest region and pursuant to this plan, the properties selected for sale will qualify as held for sale in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”
     The occupancy in our portfolio of operating properties slightly increased in the second quarter of 2005 to 90% at June 30, 2005 compared to 88% at December 31, 2004. Market rental rates have declined in each of our markets from peak levels and there may be additional declines throughout the remainder of 2005. Rental rates on our office space that were re-leased during the first and second quarters of 2005 decreased an average of 3%, and 9%, respectively, in comparison to rates that were in effect under expiring leases.
     Our organization consists of a corporate office located in Dallas, Texas and five regional offices each of which operates under the guidance of a member of our senior management team. The following table presents second quarter 2005 regional revenues and the 10 markets in which our properties are located, with the first market being the location of each regional office:

Region	Revenues	Market
	(in thousands)
Mid-Atlantic	$28,064	Metropolitan Washington D.C.
Midwest	16,681	Chicago, Suburban Detroit
Southwest	32,053	Dallas/Fort Worth, Austin, Denver
Northern California	12,287	Oakland, Silicon Valley
Southern California	10,338	San Diego, Los Angeles

Total	$99,423

     In addition to the $99.4 million of regional revenues, during the three months ended June 30, 2005, we recognized $790,000 of revenue consisting of reimbursements from employees for their share of health care related costs of $146,000, interest income of $37,000 representing the portion not allocated to our regions and the balance of $607,000 relates primarily to income derived from services performed for third parties not allocated to our regions.
     At June 30, 2005, we had 17.9 million square feet of in-place leases representing 90% of the 19.9 million net rentable square feet of both our consolidated and unconsolidated properties. Our leases generally range in term from 1 month to 15 years with an average term of 5 to 7 years. The following table presents, by region, the expiration of our 17.9 million square feet of in-place leases.

Square Feet				Northern	Southern
(in thousands)	Mid-Atlantic	Midwest	Southwest	California	California	Total
2005	165	48	203	74	383	873	4.9%
2006	672	435	781	95	264	2,247	12.5%
2007	485	166	862	235	606	2,354	13.1%
2008	320	568	482	206	325	1,901	10.6%
2009	600	226	856	188	417	2,287	12.8%
Thereafter	1,895	1,445	3,619	874	437	8,270	46.1%

	4,137	2,888	6,803	1,672	2,432	17,932	100.0%

     If one or more tenants fail to pay their rent due to bankruptcy, weakened financial condition or otherwise, our income, cash flow and ability to make distributions would be negatively impacted. At any time, a tenant may seek the protection of the bankruptcy laws, which could result in delays in rental payments or in the rejection and termination of such tenant leases.
Second Quarter 2005 Transactions
Real Estate Transactions
     On May 2, 2005, using proceeds from our revolving credit facility, our operating partnership completed a transaction in which we effectively acquired for $103.2 million the remaining 75% interest in Tysons International Partners, a joint venture that prior to the transaction was owned 25% by our operating partnership and 75% by an unrelated third party. The joint venture, through its two wholly-owned subsidiaries (“subsidiaries”) owned two office properties totaling approximately 456,000 net rentable square feet in Tyson’s Corner, Virginia. Pursuant to the purchase agreement, our operating partnership acquired from Tysons International Partners 100% of the subsidiaries thereby giving us 100% ownership of the two office properties. Tysons International Partners distributed the proceeds from the sale and immediately thereafter redeemed the 75% partner’s interest in the joint venture. As a result of the redemption, Tysons International Partners terminated as a joint venture.
     In accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations,” we allocated the purchase price of the properties acquired as follows:

Three Months Ended
(in thousands)	June 30, 2005

Land	$14,544
Buildings and improvements	$70,784
Tenant improvements and leasing commissions	$12,385
Above/(below) market lease value	$(3,614)
Other intangible assets	$9,123
     On May 2, 2005, Tysons International Partners caused both Prentiss Properties Greensboro Drive, LP and Prentiss Properties International Drive, LP to pay off the outstanding mortgage loan on each property prior to the closing of our operating partnership’s acquisition of the remaining 75% interest in Tyson’s International Partners. The repayment amount totaled $67.6 million of which $8.8 million represented a prepayment penalty. We recognized $2.2 million, or 25% of the prepayment penalty in the line item “equity in income of unconsolidated joint ventures and subsidiaries” in our consolidated statements of income for the three and six months ended June 30, 2005.
     On June 6, 2005, using proceeds from our revolving credit facility, we acquired from an unrelated third party, a .65 acre tract of land in Oakland, California for gross consideration of $1.9 million. The land which can accommodate approximately 200,000 net rentable square feet of future development is located adjacent to an existing office property wholly-owned by our operating partnership.
Other Transactions
     On May 4, 2005, Prentiss Office Investors, L.P. completed a five-year $30.9 million loan, collateralized by two office buildings located in Herndon, Virginia. We may borrow an additional $1.9 million over the next 24 months if certain conditions are met. The interest rate on the loan is 115 basis points over 30-day LIBOR and the monthly payments are interest only, with the principal balance due at its maturity on May 4, 2010. Proceeds from the loan were used to fund a pro rata capital distribution to the joint venture partners based on their ownership interest in Prentiss Office Investors, L.P. Our operating partnership used proceeds from the capital distribution to repay a portion of the outstanding borrowings under our revolving credit facility.
     During the second quarter 2005, we formed Prentiss Properties Capital Trust II, a Delaware statutory trust, established to issue $25 million of trust preferred equity securities to Merrill Lynch International, in a private placement pursuant to an applicable exemption from registration. Prentiss Properties Limited, Inc., a wholly-owned affiliate of our operating partnership acquired for $774,000 a residual interest (common securities), of Prentiss Properties Capital Trust II, representing 3% of the overall equity of the trust. The preferred equity securities will mature on June 30, 2035, but may be redeemed by Prentiss Properties Capital Trust II beginning on June 30, 2010. The holders of both the preferred equity and common securities will receive quarterly distributions from Prentiss Properties Capital Trust II, at a variable rate equal to 90-day LIBOR plus 125 basis points. Distributions will be cumulative and will accrue from the date of original issuance but may be deferred for up to 20 consecutive quarterly periods.
     Prentiss Properties Capital Trust II used the proceeds from the issuance of the preferred and common securities to acquire $25.8 million of junior subordinated notes from our operating partnership pursuant to an indenture agreement.

     The notes will mature on June 30, 2035, but may be redeemed at our option, in whole or in part, beginning on June 30, 2010 in accordance with the provisions of the indenture agreement. The notes bear interest at a variable rate equal to 90-day LIBOR plus 125 basis points. Interest is cumulative and will accrue from the date of original issuance but may be deferred by us for up to 20 consecutive quarterly periods.
     The trust is a variable interest entity under paragraph 5(b)(1) of FIN 46, because the equity investors at risk hold no substantial decision-making rights. Prentiss Properties Limited, Inc.’s investment is financed directly by our operating partnership; and therefore, it is not considered at risk. Because Prentiss Properties Limited, Inc. lacks a significant variable interest in the trust and thus is not the primary beneficiary, the accounts of the trust are not consolidated with and into Prentiss Properties Limited, Inc. and therefore are not consolidated with and into our operating partnership. Prentiss Properties Limited, Inc.’s investment in the trust is presented on our consolidated balance sheet as an “investment in joint ventures and unconsolidated subsidiaries” and is accounted for using the cost method of accounting, whereby distributions are recognized into income upon receipt.
     The proceeds received by the operating partnership in exchange for the notes were used to repay a portion of the outstanding borrowings under our revolving credit facility. The notes are presented on our consolidated balance sheet in the line item “mortgages and notes payable.”
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
Impairment of long-lived assets and long-lived assets to be disposed of
     Real estate, leasehold improvements and land holdings are classified as long-lived assets held for sale or long-lived assets to be held and used. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we record assets held for sale at the lower of the carrying amount or fair value, less cost to sell. With respect to assets classified as held and used, we periodically review these assets to determine whether our carrying amount will be recovered. All of our long-lived assets were classified as held and used at June 30, 2005. Our operating real estate, which comprises the majority of our long-lived assets, had a carrying amount of $2.0 billion at June 30, 2005. A long-lived asset is considered impaired if its carrying amount exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Upon impairment, we would recognize an impairment loss to reduce the carrying amount of the long-lived asset to our estimate of its fair value. Our estimate of fair value and cash flows to be generated from our properties requires us to make assumptions related to future occupancy of our properties, future rental rates, tenant concessions, operating expenditures, property taxes, capital improvements, the ability of our tenants to perform pursuant to their lease obligations, the holding period of our properties and the proceeds to be generated from the eventual sale of our properties. If one or more of our assumptions proves incorrect or if our assumptions change, the recognition of an impairment loss on one or more properties may be necessary in the future. The recognition of an impairment loss would negatively impact earnings. We did not recognize any impairment losses during the six months ended June 30, 2005.

Allowance for doubtful accounts
     Accounts receivable are reduced by an allowance for amounts that we estimate to be uncollectible. Our receivable balance is comprised primarily of accrued rental rate increases to be received over the life of in-place leases as well as rents and operating cost recoveries due from tenants. We regularly evaluate the adequacy of our allowance for doubtful accounts considering such factors as credit quality of our tenants, delinquency of payment, historical trends and current economic conditions. At June 30, 2005, we had total receivables of $65.9 million and an allowance for doubtful accounts of $4.6 million, resulting in a net receivable balance of $61.3 million. Of the $65.9 million in total receivables, $56.1 million represents accrued rental rate increases to be received over the life of in-place leases. It is our policy to reserve all outstanding receivables that are 90-days past due along with a portion of the remaining receivable balance that we feel is uncollectible based on our evaluation of the outstanding receivable balance. In addition, we increase our allowance for doubtful accounts for accrued rental rate increases, if we determine such future rent is uncollectible. Actual results may differ from these estimates under different assumptions or conditions. If our assumptions, regarding the collectibility of accounts receivable, prove incorrect, we may experience write-offs in excess of our allowance for doubtful accounts which would negatively impact earnings. The table below presents the net decrease to our allowance for doubtful accounts during the periods, amounts written-off as uncollectible during the periods and our allowance for doubtful accounts at June 30, 2005 and 2004.

	Three Months			Six Months
	Ended June 30,			Ended June 30,
(in thousands)	2005		2004	2005		2004
Decrease in allowance for doubtful accounts	$(1,702)		$(2,119)	$(1,558)		$(3,147)

Amounts written off during the period	$(1,446	) (1)	$(2,163)	$(1,829	)(1)	$(4,078)

Allowance for doubtful accounts at period end	$4,649		$6,839	$4,649		$6,839

(1)	Includes a $500,000 loss from impairment of mortgage loan recognized effective June 30, 2005.
Depreciable lives applied to real estate assets and improvements to real estate assets
     Depreciation on buildings and improvements is provided under the straight-line method over an estimated useful life of 30 to 40 years for office buildings and 25 to 30 years for industrial buildings. Significant betterments made to our real estate assets are capitalized and depreciated over the estimated useful life of the betterment. If our estimate of useful lives proves to be materially incorrect, the depreciation and amortization expense that we currently recognize would also prove to be materially incorrect. A change in our estimate of useful lives would therefore result in either an increase or decrease in depreciation and amortization expense and thus, a decrease or increase in earnings. The table below presents real estate related depreciation and amortization expense, including real estate depreciation and amortization expense included in income from continuing operations as well as discontinued operations, for the three and six months ended June 30, 2005 and 2004:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(in thousands)	2005	2004	2005	2004
Real estate depreciation and amortization from continuing operations	$26,045	$22,344	$50,452	$43,499
Real estate depreciation and amortization from discontinued operations	$—	$1,441	$—	$3,268
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

     We record above-market and below-market in-place lease values for acquired properties based on the present value (using a market interest rate which reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be received pursuant to the in-place leases and (2) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease for above-market leases and the initial term plus the term of the fixed rate renewal option, if any for below-market leases. We perform this analysis on a lease (tenant) by lease (tenant) basis. The capitalized above-market lease values are amortized as a reduction to rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values are amortized as an increase to rental income over the initial term plus the term of the fixed rate renewal option, if any, of the respective leases.
     Other intangible assets, in-place leases and tenant relationships, are calculated based on an evaluation of specific characteristics of each tenant’s lease. Our estimates of fair value for other intangibles includes an estimate of carrying costs during the expected lease-up periods for the respective spaces considering current market conditions and the costs to execute similar leases. In estimating the carrying costs that would have otherwise been incurred had the leases not been in place, we include such items as real estate taxes, insurance and other operating expenses as well as lost rental revenue during the expected lease-up period based on current market conditions. Costs to execute similar leases include leasing commissions, legal and other related costs. The value of in-place leases is amortized to expense over the remaining non-cancelable term of the respective leases. Should a tenant terminate its lease, the unamortized portion of the in-place lease value would be charged to expense in current period earnings. The in-place lease value ascribed to tenant relationships is amortized to expense over the weighted average lease term of the in-place leases.
     Based on our estimates of the fair value of the components of each real estate property acquired between January 1, 2005 and June 30, 2005, we allocated the purchase price as follows:

Six Months Ended
(in thousands)	June 30, 2005

Land	$24,884
Buildings and improvements	$107,011
Tenant improvements and leasing commissions	$15,922
Above/(below) market lease value	$(3,883)
Other intangible assets	$12,991
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
     Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we use interest rate swaps as part of our cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without the exchange of the underlying principal amount. During the three months ended June 30, 2005, such derivatives were used to hedge the variable cash flows associated with a portion of our variable-rate debt.
     As of June 30, 2005, we did not have any derivatives designated as fair value hedges. Additionally, we do not use derivatives for trading or speculative purposes, and currently, we do not have any derivatives that are not designated as hedges.

     To determine the fair value of our derivative instruments, we use a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. For the majority of financial instruments including most derivatives, standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost, and termination cost are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized. Future cash inflows or outflows from our derivative instruments depend upon future borrowing rates. If assumptions about future borrowing rates prove to be materially incorrect, the recorded value of these agreements could also prove to be materially incorrect. Because we use the derivative instruments to hedge our exposure to variable interest rates, thus effectively fixing a portion of our variable interest rates, changes in future borrowing rates could result in our interest expense being either higher or lower than might otherwise have been incurred on our variable-rate borrowings had the rates not been fixed. The table below presents the amount by which cash payments made under our interest rate swap agreements exceeded cash receipts from our agreements during the three and six month periods ended June 30, 2005 and 2004. The table also presents the estimated fair value of our in-place swap agreements as of June 30, 2005 and 2004.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
(in thousands)	2005	2004	2005	2004
Net cash paid under our interest rate swap agreements	$1,087	$2,742	$2,573	$5,321
Fair value of interest rate swaps at period end	$2,032	$(178)	$2,032	$(178)

Results of Operations
Comparison of the three months ended June 30, 2005 to the three months ended June 30, 2004.
     The table below presents our consolidated statements of income for the three months ended June 30, 2005 and 2004:

	Three Months Ended
Consolidated Statements of Income	June 30,
(in thousands)	2005	2004
Revenues:
Rental income	$96,707	$87,622
Service business and other income	3,506	2,928

	100,213	90,550

Operating expenses:
Property operating and maintenance	25,230	22,015
Real estate taxes	10,856	9,780
General and administrative and personnel costs	3,689	2,785
Expenses of service business	2,892	2,466
Depreciation and amortization	26,223	22,467

	68,890	59,513

Other expenses:
Interest expense	19,720	16,825
Amortization of deferred financing costs	572	568

Income from continuing operations before equity in (loss)/income of unconsolidated joint ventures and subsidiaries, loss on investment in securities, loss from impairment of mortgage loan and minority interests	11,031	13,644
Equity in (loss)/income of unconsolidated joint ventures and subsidiaries	(1,543)	596
Loss on investment in securities	—	(420)
Loss from impairment of mortgage loan	(500)	—
Minority interests	(172)	(563)

Income from continuing operations	8,816	13,257

Discontinued operations:
Income from discontinued operations	—	942
Gain from disposition of discontinued operations	2	10,185
Loss from debt defeasance related to sale of real estate	—	(5,316)
Minority interests related to discontinued operations	—	(182)

	2	5,629

Income before loss on sale	8,818	18,886
Loss on sale	—	(94)

Net income	$8,818	$18,792
Preferred dividends	(2,113)	(2,113)

Net income applicable to common shareholders	$6,705	$16,679

     Included below is a discussion of the significant events or transactions that have impacted our results of operations when comparing the three months ended June 30, 2005 to the three months ended June 30, 2004.
Acquisition of Real Estate. Acquisitions are a key component of our external growth strategy. We selectively pursue acquisitions in our core markets when long-term yields make acquisitions attractive. Between April 1, 2004 and June 30, 2005, we acquired twelve office properties containing in the aggregate approximately 3.0 million net rentable square feet as presented below:

					Net Rentable	Acquisition
			Month of	Number of	Square Feet (1)	Price
Acquired Properties	Segment	Market	Acquisition	Buildings	(in thousands)	(in millions)

Cityplace Center	Southwest	Dallas/Ft. Worth	April 2004	1	1,296	$123.3
The Bluffs(2)	Southern Calif.	San Diego	May 2004	1	69	17.7
5500 Great America Parkway	Northern Calif.	Silicon Valley	May 2004	3	306	34.8
Lakeside Point I & II(2)	Midwest	Chicago	Oct. 2004	2	198	32.6
2101 Webster	Northern Calif.	Oakland	Oct. 2004	1	459	65.7
President’s Plaza(2)	Mid-Atlantic	Metro Wash., DC	Feb. 2005	2	197	51.8
1676 International Drive(3)	Mid-Atlantic	Metro Wash., DC	May 2005	1	295	83.8
8260 Greensboro Drive(3)	Mid-Atlantic	Metro Wash., DC	May 2005	1	161	19.4

				12	2,981	$429.1

(1)	Net rentable square feet defines the area of a property for which a tenant is required to pay rent, which includes the actual rentable area plus a portion of the common areas of the property allocated to a tenant.

(2)	Acquisitions were acquired by Prentiss Office Investors, L.P. which is owned 51% by our operating partnership and its affiliates and 49% by Stichting Pensioenfond ABP. The net rentable square feet and acquisition price is presented at 100%. Each partner contributed their pro rata share of the purchase price of each property to Prentiss Office Investors, L.P. prior to acquisition.

(3)	Our operating partnership held a 25% interest in the 1676 International Drive and 8260 Greensboro Drive properties prior to our acquisition of the remaining interest in May 2005. Purchase price represents amount paid for the 75% interest not previously owned.
Real Estate Dispositions. During the period April 1, 2004 through June 30, 2005, we disposed of eight office properties containing approximately 1.2 million net rentable square feet and four industrial properties containing approximately 91,000 net rentable square feet. Six properties, containing 566,000 net rentable square feet, representing our only properties in the Sacramento area, a market within our Northern California region, were sold on May 20, 2004. Four industrial properties, containing 91,000 net rentable square feet in San Diego, were sold on July 23, 2004. One office property, containing 466,000 net rentable square feet, representing our only property in the Houston area, a market within our Southwest region, was sold on August 23, 2004. One office property, containing 136,000 net rentable square feet in the Chicago area, was sold on November 19, 2004.
     The following is a discussion of the material changes in our consolidated statements of income and a discussion of the impact that the significant events or transactions, as described above, had on one or more line items of our consolidated statements of income when comparing the three months ended June 30, 2005 to the three months ended June 30, 2004.
Rental Income. Rental income increased $9.1 million, or 10.4%. The real estate acquisitions resulted in increases of $10.5 million. Our other properties experienced a decrease of $1.5 million primarily due to a decrease in rental income relating primarily to decreased occupancy and rental rate declines for newly executed leases compared to expiring leases.
Service Business and Other Income. Service business and other income increased by $578,000, or 19.7%, primarily due to increases in fee income, offset by a decrease in interest resulting from the repayment of a note receivable on February 4, 2004.
Property Operating and Maintenance. Property operating and maintenance cost increased by $3.2 million, or 14.6%. The real estate acquisitions resulted in increases of $3.1 million. Property operating and maintenance expenses related to our other properties increased by $164,000.
Real Estate Taxes. Real estate taxes increased $1.1 million, or 11.0%. The increase is primarily related to real estate acquisitions.
General and Administrative and Personnel Costs. General and administrative and personnel cost increased by $904,000, or 32.5%. The increase in general and administrative and personnel costs was primarily due to an increase in compensation expense under our long term incentive plans and in amounts due participants under our deferred compensation plans.
Expense of Service Business. Expenses of service business increased $426,000 or 17.3%, primarily due to an increase in compensation and employee benefit related expenses.
Depreciation and Amortization. Depreciation and amortization increased $3.8 million, or 16.7%. The real estate acquisitions coming on-line resulted in increases of $4.1 million. Other properties decreased by $348,000 which is attributable to increased amortization in the three months ended June 30, 2004 compared to June 30, 2005, which was the result of the acceleration of depreciation and amortization of certain tenant related improvements and deferred leasing charges due to early lease terminations.

Interest Expense. Interest expense increased by $2.9 million, or 17.2%, primarily as a result of an increase in weighted average borrowings outstanding for the three months ended June 30, 2005 compared with the three months ended June 30, 2004. The increase was partially offset by a decrease in the weighted average interest rate paid on outstanding borrowings from 6.15% for the three months ended June 30, 2004 to 5.96% for the three months ended June 30, 2005, and an increase of $346,000 in capitalized interest resulting from an increase in development activity.
Equity in (loss)/income of unconsolidated joint ventures and subsidiaries. Equity in (loss)/income of unconsolidated joint ventures and subsidiaries decreased by $2.1 million, primarily due to our pro rata share of the penalty for early debt extinguishment related to the prepayment of the outstanding borrowings of Tysons International Partners prior to our acquisition of the remaining 75% interest in May 2005.
Loss on Investment in Securities. Loss on Investment in Securities decreased by $420,000, or 100% during the three months ended June 30, 2005 compared to the three months ended June 30, 2004. In August 2000, we invested $423,000 in Narrowcast Communications Corporation, a provider of an electronic tenant information service known as Elevator News Network. During the three months ended June 30, 2004, we received a return of our investment of approximately $3,000 and recorded a loss on investment of approximately $420,000.
Loss from impairment of mortgage loan. Loss on impairment of mortgage loan of $500,000 relates to a $4.4 million note receivable associated with a real estate sales transaction completed in 2001. In fourth quarter of 2004, we wrote the note down to $1.5 million and recognized an impairment loss of $2.9 million. Subsequent to quarter end, we were made aware by the borrower of his intent to abandon the property. On August 2, 2005, we completed the sale of our note receivable to an unrelated party for total proceeds of $1.0 million. In an effort to reflect the realizable value of the note at June 30, 2005, we recognized a $500,000 write-down to the note effective June 30, 2005.
Minority Interests. Minority interests decreased by $391,000, or 69.4%, primarily due to the minority interest holders’ proportionate share of the decrease in net income.
Discontinued Operations. Discontinued operations decreased by $5.6 million, or 100% due to the disposition of properties recorded as discontinued operations during the three months ended June 30, 2004. The properties included are the properties discussed in the real estate dispositions section above. No properties were sold during the three months ended June 30, 2005.

Results of Operations
Comparison of the six months ended June 30, 2005 to the six months ended June 30, 2004.
     The table below presents our consolidated statements of income for the six months ended June 30, 2005 and 2004:

	Six Months Ended
Consolidated Statements of Income	June 30,
(in thousands)	2005	2004
Revenues:
Rental income	$191,746	$171,920
Service business and other income	6,556	6,416

	198,302	178,336

Operating expenses:
Property operating and maintenance	51,275	43,392
Real estate taxes	21,715	19,116
General and administrative and personnel costs	6,572	5,370
Expenses of service business	5,547	4,115
Depreciation and amortization	50,782	43,751

	135,891	115,744

Other expenses:
Interest expense	37,595	33,024
Amortization of deferred financing costs	1,290	1,133

Income from continuing operations before equity in (loss)/income of unconsolidated joint ventures and subsidiaries, loss on investment in securities, loss from impairment of mortgage loan and minority interests	23,526	28,435
Equity in (loss)/income of unconsolidated joint ventures and subsidiaries	(845)	1,174
Loss on investment in securities	—	(420)
Loss from impairment of mortgage loan	(500)	—
Minority interests	(677)	(2,163)

Income from continuing operations	21,504	27,026

Discontinued operations:
Income from discontinued operations	—	2,920
Gain from disposition of discontinued operations	17	10,185
Loss from debt defeasance related to sale of real estate	—	(5,316)
Minority interests related to discontinued operations	—	(246)

	17	7,543

Income before gain on sale of land and an interest in a real estate partnership	21,521	34,569

Gain on sale of land and an interest in a real estate partnership	—	1,222

Net income	$21,521	$35,791
Preferred dividends	(4,226)	(5,826)

Net income applicable to common shareholders	$17,295	$29,965

     Included below is a discussion of the significant events or transactions that have impacted our results of operations when comparing the six months ended June 30, 2005 to the six months ended June 30, 2004.
Acquisition of Real Estate. Acquisitions are a key component of our external growth strategy. We selectively pursue acquisitions in our core markets when long-term yields make acquisitions attractive. Between January 1, 2004 and June 30, 2005, we acquired twelve office properties containing in the aggregate approximately 3.0 million net rentable square feet as presented below:

					Net Rentable	Acquisition
			Month of	Number of	Square Feet (1)	Price
Acquired Properties	Segment	Market	Acquisition	Buildings	(in thousands)	(in millions)

Cityplace Center	Southwest	Dallas/Ft. Worth	April 2004	1	1,296	$123.3
The Bluffs(2)	Southern Calif.	San Diego	May 2004	1	69	17.7
5500 Great America Parkway	Northern Calif.	Silicon Valley	May 2004	3	306	34.8
Lakeside Point I & II(2)	Midwest	Chicago	Oct. 2004	2	198	32.6
2101 Webster	Northern Calif.	Oakland	Oct. 2004	1	459	65.7
President’s Plaza(2)	Mid-Atlantic	Metro Wash., DC	Feb. 2005	2	197	51.8
1676 International Drive(3)	Mid-Atlantic	Metro Wash., DC	May 2005	1	295	83.8
8260 Greensboro Drive(3)	Mid-Atlantic	Metro Wash., DC	May 2005	1	161	19.4

				12	2,981	$429.1

(1)	Net rentable square feet defines the area of a property for which a tenant is required to pay rent, which includes the actual rentable area plus a portion of the common areas of the property allocated to a tenant.

(2)	Acquisitions were acquired by Prentiss Office Investors, L.P. which is owned 51% by our operating partnership and its affiliates and 49% by Stichting Pensioenfond ABP. The net rentable square feet and acquisition price is presented at 100%. Each partner contributed their pro rata share of the purchase price of each property to Prentiss Office Investors, L.P. prior to acquisition.

(3)	Our operating partnership held a 25% interest in the 1676 International Drive and 8260 Greensboro Drive properties prior to our acquisition of the remaining interest in May 2005. Purchase price represents amount paid for the 75% interest not previously owned.
Real Estate Dispositions. During the period January 1, 2004 through June 30, 2005, we disposed of eight office properties containing approximately 1.2 million net rentable square feet and four industrial properties containing approximately 91,000 net rentable square feet. Six properties, containing 566,000 net rentable square feet, representing our only properties in the Sacramento area, a market within our Northern California region, were sold on May 20, 2004. Four industrial properties, containing 91,000 net rentable square feet in San Diego, were sold on July 23, 2004. One office property, containing 466,000 net rentable square feet, representing our only property in the Houston area, a market within our Southwest region, was sold on August 23, 2004. One office property, containing 136,000 net rentable square feet in the Chicago area, was sold on November 19, 2004.
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
     The following is a discussion of the material changes in our consolidated statements of income and a discussion of the impact that the significant events or transactions, as described above, had on one or more line items of our consolidated statements of income when comparing the six months ended June 30, 2005 to the six months ended June 30, 2004.
Rental Income. Rental income increased $19.8 million, or 11.5%. The real estate acquisitions resulted in increases of $22.4 million. Our other properties experienced a decrease of $2.6 million primarily due to a decrease in termination fee income of $991,000 and a decrease in rental income relating primarily to decreased occupancy and rental rate declines for newly executed leases compared to expiring leases. Termination fees for the six months ended June 30, 2005 were $2.9 million compared to $3.9 million for the six months ended June 30, 2004.
Service Business and Other Income. Service business and other income increased by $140,000, or 2.2%, primarily due to increases in fee income offset by a decrease in interest resulting from the repayment of a note receivable on February 4, 2004.
Property Operating and Maintenance. Property operating and maintenance cost increased by $7.9 million, or 18.2%. The real estate acquisitions resulted in increases of $7.3 million. Property operating and maintenance expenses related to our other properties increased by $601,000. This increase was due to increased operating costs, offset by a decrease in bad debt expense.
Real Estate Taxes. Real estate taxes increased $2.6 million, or 13.6%. The increase is primarily related to real estate acquisitions.

General and Administrative and Personnel Costs. General and administrative and personnel cost increased by $1.2 million, or 22.4%. The increase in general and administrative and personnel costs was primarily due to compensation expense under our long term incentive plans offset by a decrease in amounts due participants under our deferred compensation plans. Additional professional fees and staff expenses contributed to the increase.
Expense of Service Business. Expenses of service business increased $1.4 million or 34.8%, primarily due to an increase in compensation and employee benefit related expenses.
Depreciation and Amortization. Depreciation and amortization increased $7.0 million, or 16.1%. The real estate acquisitions coming on-line resulted in increases of $8.2 million. Other properties decreased by $1.2 million which is attributable to increased amortization in the six months ended June 30, 2004 compared to June 30, 2005, which was the result of the acceleration of depreciation and amortization of certain tenant related improvements and deferred leasing charges due to early lease terminations.
Interest Expense. Interest expense increased by $4.6 million, or 13.8%, primarily as a result of an increase in weighted average borrowings outstanding for the six months ended June 30, 2005 compared with the six months ended June 30, 2004. The increase was partially offset by a decrease in the weighted average interest rate paid on outstanding borrowings from 6.32% for the six months ended June 30, 2004 to 5.96% for the six months ended June 30, 2005, and an increase of $680,000 in capitalized interest resulting from an increase in development activity.
Equity in (loss)/income of unconsolidated joint ventures and subsidiaries. Equity in (loss)/income of unconsolidated joint ventures and subsidiaries decreased by $2.0 million, primarily due to our pro rata share of the penalty for early debt extinguishment related to the prepayment of the outstanding borrowings of Tysons International Partners prior to our acquisition of the remaining 75% interest in May 2005.
Loss on Investment in Securities. Loss on Investment in Securities decreased by $420,000, or 100% during the six months ended June 30, 2005 compared to the six months ended June 30, 2004. In August 2000, we invested $423,000 in Narrowcast Communications Corporation, a provider of an electronic tenant information service known as Elevator News Network. During the three months ended June 30, 2004, we received a return of investment of approximately $3,000 and recorded a loss on investment of approximately $420,000.
Loss from impairment of mortgage loan. Loss on impairment of mortgage loan of $500,000, relates to a $4.4 million note receivable associated with a real estate sales transaction completed in 2001. In fourth quarter of 2004, we wrote the note down to $1.5 million and recognized an impairment loss of $2.9 million. Subsequent to quarter end, we were made aware by the borrower of his intent to abandon the property. On August 2, 2005, we completed the sale of our note receivable to an unrelated party for total proceeds of $1.0 million. In an effort to reflect the realizable value of the note at June 30, 2005, we recognized a $500,000 write-down to the note effective June 30, 2005.
Minority Interests. Minority interests decreased by $1.5 million, or 68.7%, primarily due to the minority interest holders’ proportionate share of the decrease in net income and a decrease in the proportionate share of net income attributable to the Series B Cumulative Redeemable Perpetual Preferred unitholders as a result of the repurchase of these units on February 24, 2004.
Discontinued Operations. Discontinued operations decreased by $7.5 million, or 100% due to the disposition of properties recorded as discontinued operations during the six months ended June 30, 2004. The properties included are the properties discussed in the real estate dispositions section above. No properties were sold during the six months ended June 30, 2005.
Gain on sale of a Partnership Interest. Gain on sale of a partnership interest decreased by $1.2 million. During the six months ended June 30, 2004, we recognized a gain due to selling an interest in a real estate partnership. No properties were sold during the six months ended June 30, 2005.
Liquidity and Capital Resources
     Cash and cash equivalents were $10.6 million and $8.6 million at June 30, 2005 and December 31, 2004, respectively. The increase in cash and cash equivalents is a result of net cash provided by operating and financing activities exceeding net cash used in investing activities for the six months ended June 30, 2005.
     Cash flows provided by operating activities totaled $63.9 million for the six months ended June 30, 2005 compared to $66.2 million for the six months ended June 30, 2004. The change in cash flows from operating activities is attributable to (1) the factors discussed in our analysis of results of operations for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 and (2) the timing of receipt of revenues and payment of expenses which is evidenced by cash outflows of $14.6 million for the six months ended June 30, 2005 compared to $12.3 million for the six months ended June 30, 2004 related to the changes in assets and liabilities.
     Net cash used in investing activities totaled $214.8 million for the six months ended June 30, 2005 compared to $40.1 million for the six months ended June 30, 2004. The increase in cash used in investing activities of $174.7 million is due primarily to decreases of $69.3 million of cash generated from the sale of a 49% interest in Prentiss Office Investors, L.P., $9.9 million in cash generated from the repayments of certain notes receivable, and $79.0 million of cash generated from the sale of real estate, and increases of $11.6 million in cash used in development and redevelopment of real estate, $8.4 million in cash used for capital expenditures related to in-service properties, and $17.1 million in cash used to fund an investment in an unconsolidated subsidiary, offset by a decrease of $20.3 million of cash used to acquire real estate assets.
     Net cash generated from financing activities totaled $152.9 million for the six months ended June 30, 2005 compared to net cash used of $22.1 million for the six months ended June 30, 2004. The increase in net cash generated from financing activities of $175.0 million is due primarily to a decrease of $105.0 million in cash used for the redemption of preferred units, a decrease of $891,000 for the repurchase of operating partnership units, an increase in net borrowings of $129.3 million, an increase in capital contributions from minority interest partners in consolidated joint ventures of $15.8 million, offset by a decrease in cash generated from the sale of common shares of $62.9 million and an increase in distributions of $13.8 million.
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
Debt Financing
     As of June 30, 2005, we had consolidated outstanding total indebtedness, of approximately $1.39 billion. The amount of indebtedness that we may incur, and the policies with respect thereto, are not limited by our declaration of trust and bylaws, and are solely within the discretion of our board of trustees, limited only by various financial covenants in our credit agreements.
     Approximately $688.9 million, or 49.5% of our outstanding consolidated debt was subject to fixed rates with a weighted average interest rate of 7.04% at June 30, 2005. Of the remaining $704.2 million, or 50.5%, representing our variable rate debt, $415.0 million was effectively locked at June 30, 2005 at an interest rate (before the spread over LIBOR) of 3.86% through our interest rate swap agreements. At June 30, 2005, we had variable rate debt of $289.2 million, which was not fixed through interest rate swap agreements.

     The following table sets forth our mortgages and notes payable, including our unconsolidated joint venture debt as of June 30, 2005:

	Current
	Balance
Borrower/Description	(000’s)	Amortization	Interest Rate	Maturity
Consolidated Entities

Burnett Plaza Associates
Burnett Plaza	$114,200	30 yr	5.02%	April 1, 2015
PL Properties Associates, L.P.
Park West C2	32,639	30 yr	6.63%	November 10, 2010
Prentiss Properties Acquisition Partners, L.P.
2101 Webster	45,523	28 yr	3.70%	November 1, 2005
Highland Court	4,283	25 yr	7.27%	April 1, 2006
Plaza I & II	6,760	18 yr	7.75%	January 1, 2007
Revolving Credit Facility	255,000	None	LIBOR + 1.350%	February 19, 2007
Collateralized Term Loan (1)	30,000	None	LIBOR + 1.150%	September 30, 2007
Unsecured Term Loan – EuroHypo I	100,000	None	LIBOR + 1.375%	May 22, 2008
Unsecured Term Loan – Commerzbank	75,000	None	LIBOR + 1.350%	March 15, 2009
7101 Wisconsin Avenue	19,941	30 yr	7.25%	April 1, 2009
Unsecured Term Loan – EuroHypo II	13,620	30 yr	7.46%	July 15, 2009
The Ordway	47,137	30 yr	7.95%	August 1, 2010
World Savings Center	28,039	30 yr	7.91%	November 1, 2010
One O’Hare Centre	38,785	30 yr	6.80%	January 10, 2011
3130 Fairview Park Drive	21,753	30 yr	7.00%	April 1, 2011
Research Office Center I-III	43,133	28 yr	7.64%	October 1, 2011
Bannockburn Centre	25,680	30 yr	8.05%	June 1, 2012
Del Mar Loan	43,107	30 yr	7.41%	June 1, 2013
Prentiss Properties Capital Trust I Debenture	52,836	None	LIBOR + 1.250%	March 30, 2035
Prentiss Properties Capital Trust II Debenture	25,774	None	LIBOR + 1.250%	June 30, 2035
Prentiss Properties Corporetum, L.P.
Corporetum Office Campus	24,171	30 yr	7.02%	February 1, 2009
Prentiss Properties Real Estate Fund I, L.P.
PPREFI Portfolio Loan (2)	180,100	None	7.58%	February 26, 2007
Prentiss Office Investors, L.P. (3)
The Bluffs	10,700	None	LIBOR + 1.300%	July 23, 2009
Collateralized Term Loan – Mass Mutual (4)	85,000	None	LIBOR + 0.850%	August 1, 2009
Lakeside Point I & II	20,000	None	LIBOR + 1.100%	December 1, 2009
President’s Plaza I & II	30,900	None	LIBOR + 1.150%	May 4, 2010
Prentiss/Collins Del Mar Heights, LLC (5)
High Bluff Ridge Construction Loan	19,019	None	LIBOR + 1.400%	September 1, 2007

Total Consolidated Outstanding Debt	$1,393,100

Unconsolidated Entities

Broadmoor Austin Associates
Broadmoor Austin (6)	$128,487	16 yr	7.04%	April 10, 2011

Total Unconsolidated Outstanding Debt	$128,487

Total Debt	$1,521,587

(1)	The Term Loan is collateralized by the following two properties: 8521 Leesburg Pike and the IBM Call Center.

(2)	The PPREFI Portfolio Loan is collateralized by the following 36 properties: the Los Angeles industrial properties (18 properties), the Chicago industrial properties (four properties), the Cottonwood Office Center (three properties), Park West E1 and E2 (two properties), One Northwestern Plaza, 3141 Fairview Park Drive, 13825 Sunrise Valley Drive, O’Hare Plaza II, 1717 Deerfield Road, 2411 Dulles Corner Road, 4401 Fair Lakes Court, the WestPoint Office Building and the PacifiCare Building.

(3)	Our operating partnership owns a 51% interest in Prentiss Office Investors, L.P. The accounts of Prentiss Office Investors, L.P. are consolidated with and into the accounts of the operating partnership. The amounts shown reflect 100% of the debt balance.

(4)	The Term Loan is collateralized by the following 9 properties: Camino West Corporate Park, Carlsbad Airport Plaza, La Place Court (2 properties), Pacific Ridge Corporate Centre (2 properties), Pacific View Plaza, Corporate Lakes III, and 2291 Wood Oak Drive.

(5)	Our operating partnership and its affiliates own a 70% interest in Prentiss/Collins Del Mar Heights, LLC. The accounts of Prentiss/Collins Del Mar Heights, LLC are consolidated with and into the accounts of the operating partnership. The amount shown reflects 100% of the debt balance.

(6)	We own a 50% non-controlling interest in the entity that owns the Broadmoor Austin properties, which interest is accounted for using the equity method of accounting. The amount shown reflects 100% of the non-recourse mortgage indebtedness collateralized by the properties.
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
     Under our loan agreements, we are required to satisfy various affirmative and negative covenants, including limitations on total indebtedness, total collateralized indebtedness and cash distributions, as well as obligations to maintain certain minimum tangible net worth and certain minimum interest coverage ratios. Our credit agreements limit total indebtedness to 55% of total assets and require a debt service coverage ratio of at least 2 to 1. Our credit agreements provide for a 30-day period to cure a default caused by our failure to punctually and properly perform, observe and comply with the covenants contained therein. The agreements also provide for an additional 75-day period if such failure is not capable of being cured within 30-days and we are diligently pursuing the cure thereof. We were in compliance with these covenants at June 30, 2005.
     On July 26, 2005, we renewed our revolving credit facility, including an increase from $375 to $400 million and an extension of the maturity date from February 19, 2007 to July 26, 2008 with a one year extension option. The interest rate on the facility will fluctuate based on our overall leverage with a range between 30-day LIBOR plus 85 basis points and 30-day LIBOR plus 135 basis points. The pricing on the renewed facility generally represents a 25 basis point to 30 basis point pricing reduction across the leverage grid. Banking participants in the revolving credit facility include JP Morgan Chase Bank as Administrative Agent; Bank of America as Syndication Agent; Commerzbank, EuroHypo, Societe General, PNC Bank, Sun Trust, Union Bank of California, Comerica Bank, Mellon Bank, Deutsche Bank, ING Real Estate Finance, US Bank and Wachovia Bank as Lenders.
     On July 26, 2005, and August 3, 2005, we modified our $75 million unsecured term loan with Commerzbank and our $100 million unsecured term loan with EuroHypo, respectively. The modifications were basically the same pricing and covenant changes that were incorporated into our revolving credit facility renewal as discussed above, with the expiration dates remaining unchanged at March 15, 2009 and May 22, 2008, respectively.
     On August 1, 2005, using proceeds from our revolving credit facility, we paid off a $45.5 million loan collateralized by a property in Oakland, California scheduled to mature on November 1, 2005. In accordance with the terms of the loan, there was no prepayment penalty.
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
     We may employ forwards or purchased options to hedge qualifying anticipated transactions. Gains and losses are deferred and recognized in net income in the same period that the anticipated transaction occurs, expires or is otherwise terminated. The following table summarizes the notional amounts and fair values of our derivative financial instruments at June 30, 2005. The notional amount provides an indication of the extent of our involvement in these instruments as of the balance sheet date, but does not represent exposure to credit, interest rate or market risks.

		Swap Rate Received
Notional	Swap Rate Paid	(Variable) at
Amount	(Fixed)	June 30, 2005	Swap Maturity	Fair Value
				(in thousands)
$25 million	4.345%	3.34%	July 2005	$(7)
$15 million	4.345%	3.34%	July 2005	(4)
$20 million	5.985%	3.34%	March 2006	(304)
$30 million	5.990%	3.34%	March 2006	(456)
$50 million	2.270%	3.34%	August 2007	1,619
$25 million	2.277%	3.34%	August 2007	806
$70 million(1)	4.139%	3.34%	August 2008	(470)
$30 million	3.857%	3.34%	September 2008	58
$30 million	3.819%	3.34%	October 2008	93
$20 million	3.819%	3.34%	October 2008	62
$50 million	3.935%	3.34%	May 2009	23
$30 million	3.443%	3.34%	October 2009	625
$20 million (1)	4.000%	3.34%	February 2010	(13)

Total				$2,032

(1)	The interest rate swap agreement was executed by Prentiss Office Investors, L.P., a partnership which is 51% owned by our operating partnership.
     The interest rate swaps effectively lock in our cost of funds at the swap rate paid (before the spread over LIBOR) on variable rate borrowings for principal amounts equal to the respective notional amounts above.
Capital Improvements
     Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. The majority of capital required relates to tenant-related capital expenditures and is dependent upon our leasing activity. Our leasing activity is a function of the percentage of our in-place leases expiring in current and future periods accompanied by our exposure to tenant defaults and our ability to increase the average occupancy of our portfolio. For the six months ended June 30, 2005, capital expenditures related to our in-service properties totaled $29.6 million. We classify capital expenditures for in-service properties as non-incremental and incremental revenue-enhancing capital expenditures representing our estimate of recurring versus non-recurring capital requirements, respectively. Our non-incremental and incremental capital expenditures for the six months ended June 30, 2005 totaled approximately $22.6 million and $7.0 million, respectively.
Equity Financing
     During the three months ended June 30, 2005, we issued 49,178 common shares of beneficial interest, par value $.01. The table below details the common shares issued during the period, common shares in treasury activity during the period and the common shares outstanding at June 30, 2005:

Common shares outstanding at March 31, 2005	45,125,125

Common shares issued:
Conversion of operating partnership units	32,250
Dividend Reinvestment and Share Purchase Plan	15,518
Trustees’ Share Incentive Plan	910
Share options exercised	500

49,178

Common shares placed in treasury/issued from treasury:
Common shares placed in treasury in connection with our Key Employee Share Option Plan	(1,036)
Common shares issued from treasury in connection with our Key Employee Share Option Plan	1,338

Common shares outstanding at June 30, 2005	45,174,605

Off-Balance Sheet Arrangements
     At June 30, 2005 we held a non-controlling 50% interest in Broadmoor Austin Associates.
     Our investment in Broadmoor Austin Associates represents less than .2% of our total assets as of June 30, 2005 and contributes 2.1% of our cash flow from operations for the six months ended June 30, 2005. Our investment, however, does provide us with several benefits including increased market share, improved commitment to the property from the tenant/partner and management fee income.
     Broadmoor Austin Associates represents a real estate joint venture which owns and operates office properties in Austin, Texas. We act as managing venture partner and have the authority to conduct the business affairs of each joint venture, subject to approval and veto rights of the other venture partner. We account for our interest in this joint venture using the equity method of accounting. In addition to our real estate related investment, at June 30, 2005, we held $1.6 million of common securities issued by Prentiss Properties Capital Trust I and $774,000 of common securities issued by Prentiss Properties Trust II which we account for using the cost method of accounting.
     The following information summarizes the financial position at June 30, 2005 for the investments in which we held an unconsolidated interest at June 30, 2005:

Summary of Financial Position:				Company’s
(in thousands)	Total Assets	Total Debt(1)	Total Equity	Investment
Broadmoor Austin Associates	$96,570	$128,487	$(34,030)	$4,482
Other Investments	—	—	—	2,360

				$6,842

     The following information summarizes the results of operations for the unconsolidated investments which impacted our results of operations for the three and six months ended June 30, 2005.

			Company’s
Summary of Operations for the Three Months Ended June 30, 2005:	Total	Net	Share of Net
(in thousands)	Revenue	Income	Income
Broadmoor Austin Associates	$5,645	$1,369	$685
Tysons International Partners(2)	1,070	(8,912)	(2,228)

			$(1,543)

			Company’s
Summary of Operations for the Six Months Ended June 30, 2005:	Total	Net	Share of Net
(in thousands)	Revenue	Income	Income
Broadmoor Austin Associates	$11,292	$2,742	$1,371
Tysons International Partners(2)	4,228	(8,864)	(2,216)

			$(845)

(1)	The mortgage debt, which is non-recourse, is collateralized by the individual real estate properties within the venture. Our proportionate share of the non-recourse mortgage debt totaled $64.2 million at June 30, 2005.

(2)	At December 31, 2004, we owned a 25% non-controlling interest in Tysons International Partners, an entity, which owns two office properties containing 456,000 net rentable square feet in the Northern Virginia area. On May 2, 2005, we acquired the remaining 75% interest in the properties owned by the joint venture. Prior to our acquisition of the remaining 75% for $103.2 million, we contributed to the joint venture $14.7 million representing our pro rata share of the outstanding indebtedness on the properties. As a condition of closing, out of proceeds from the sale and our capital contribution, the joint venture prepaid the outstanding indebtedness collateralized by the properties. The prepayment amount totaled $67.6 million of which $8.8 million represented a prepayment penalty. Net income for Tysons International Partners includes the $8.8 million loss from debt prepayment but excludes the gain on sale resulting from our acquisition of the remaining 75% interest in the joint venture.
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

Contractual Obligations and Commercial Commitments
     We have contractual obligations including mortgages and notes payable and ground lease obligations. The table below presents, as of June 30, 2005, our future scheduled principal repayments of our consolidated mortgages and notes payable and ground lease obligations of our consolidated properties:

Contractual Obligations	Payments Due by Period
(in thousands)	Total	2005	2006/2007	2008/2009	Thereafter
Mortgages and notes payable	$1,393,100	$48,197	$505,905	$358,858	$480,140
Capital lease obligations	—	—	—	—	—
Ground leases	30,243	211	841	848	28,343
Unconditional purchase obligations	—	—	—	—	—
Other long-term obligations	—	—	—	—	—

Total contractual cash obligations	$1,423,343	$48,408	$506,746	$359,706	$508,483

     Our mortgages and notes payable consists of $688.9 million and $704.2 million of fixed rate and variable rate debt obligations, respectively. At June 30, 2005, our fixed rate debt obligations were subject to a weighted average interest rate of 7.04% and our variable rate debt obligations were subject to interest rates that range from 30-day LIBOR plus 85 basis points to 30-day LIBOR plus 140 basis points. $415.0 million of our variable rate debt was effectively locked at an interest rate before the spread over LIBOR of 3.86% through our interest rate swap agreements. Interest payable under our mortgages and notes payable outstanding at June 30, 2005 are as follows:

	Payments Due by Period
(in thousands)	Total	2005	2006/2007	2008/2009	Thereafter
Interest payable(1)	$403,503	$39,674	$131,995	$80,821	$151,013

(1)	Interest payable under our variable rate loans is calculated using our variable interest rate at June 30, 2005 which is equal to 30-day LIBOR of 3.34% plus our spread over LIBOR which ranges between 85 basis points and 140 basis points.
     As a condition of the purchase and sale and as security for our guarantee, as discussed under the Off-Balance Sheet Arrangements section above, we provided to the title company at closing, irrevocable letters of credit, totaling $1.4 million, drawn on a financial institution and identifying the purchaser as beneficiary. One letter of credit totaling $1.0 million expired in 2003. The balance of the remaining letter of credit totaled $189,000 at June 30, 2005 and expires as follows:

	Commitment Expiration by Period
Other Commercial Commitments	Total Amounts
(in thousands)	Committed	2005	2006/2007	2008/2009	Thereafter
Standby letters of credit	$189	$63	$126	$—	$—
     In June 2004, we began construction on High Bluff Ridge at Del Mar, an office development project with approximately 158,000 net rentable square feet located in Del Mar, California. The anticipated investment for this project totals $48.1 million of which $35.0 million has been incurred as of June 30, 2005. We have signed leases for approximately 102,000 square feet, or 65.0% of the project. We expect that the building will be complete and available for occupancy during the third quarter of 2005.
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
     The following is a reconciliation of net income to funds from operations:

	Three Months Ended		Six Months Ended
Funds from operations	June 30,		June 30,
(in thousands)	2005	2004	2005	2004
Net income	$8,818	$18,792	$21,521	$35,791
Adjustments:
Real estate depreciation and amortization(1)	26,045	23,785	50,452	46,767
Minority interests(2)	195	538	507	1,034
Minority interests share of depreciation and amortization	(1,578)	(1,303)	(3,009)	(2,124)
Pro rata share of joint venture depreciation and amortization	603	744	1,350	1,480
Gain on sale of real estate and interests in real estate partnerships	(2)	(10,091)	(17)	(11,407)

Funds from operations(3)	$34,081	$32,465	$70,804	$71,541

(1)	Includes real estate depreciation and amortization included in continuing operations and real estate depreciation and amortization included in discontinued operations.

(2)	Represents the minority interests applicable to the common unit holders of the operating partnership.

(3)	Impairment losses and debt defeasance related to real estate are not added back in our reconciliation of net income to funds from operations; therefore, for periods in which impairment losses or debt defeasance are recognized, funds from operations is negatively impacted. We recognized an impairment loss on a mortgage loan of $500,000 and a loss on debt prepayment of $2.2 million during the three and six months ended June 30, 2005. We recognized debt defeasance of $5.3 million during the three and six months ended June 30, 2004.
          Funds from operations increased by $1.6 million for the three months ended June 30, 2005 from the three months ended June 30, 2004, and decreased $737,000 for the six months ended June 30, 2005 from the six months ended June 30, 2004 as a result of factors discussed in the analysis of operating results.
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
          In May 2005, the Financial Accounting Standards Board issued FASB Statement No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20 and FASB Statement No. 3. The Statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.
          At the June 2005 EITF meeting, the Task Force reached a consensus on EITF 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” The consensus provides a framework for addressing when a general partner, or general partners as a group, controls a limited partnership or similar entity. The Task Force reached a consensus that for general partners of all new limited partnerships formed and for existing limited partnerships for which the partnership agreements are modified, the guidance in this issue is effective after June 29, 2005. For general partners in other limited partnerships, the guidance is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The Task Force also amended EITF 96-16 to be consistent with the consensus reached in Issue No. 04-05. Additionally, the Financial Accounting Standards Board issued FSP SOP 78-9-1 which amends the guidance in SOP 78-9 to be consistent with the consensus in 04-5. We are currently evaluating the impact on our financial statements of this framework, the amendments to EITF 96-16 and FSP SOP 78-9-1.
          Also at the June 2005 meeting, the Task Force reached a consensus on EITF 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination.” The consensus reached is that the leasehold improvements, whether acquired in a business combination or that are placed in service significantly after and not contemplated at or near the beginning of the lease term, should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured. The consensus in this issue which is to be applied to leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005 will not have a material impact on our financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Our primary market risk is exposure to changes in interest rates as a result of our revolving credit facility and long-term debt. At June 30, 2005, we had total consolidated indebtedness outstanding of approximately $1.39 billion. Our interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, we manage our exposure to fluctuations in market interest rates for our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. In addition, we may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps and floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable rate debt. We do not enter into derivative or interest rate transactions for speculative purposes. Approximately 49.5% of our outstanding consolidated debt was subject to fixed rates with a weighted average interest rate of 7.04% at June 30, 2005. Of the remaining $704.2 million, or 50.5%, representing our variable rate debt, $415.0 million was effectively locked at June 30, 2005 at an interest rate (before the spread over LIBOR) of 3.86% through our interest rate swap agreements. We regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.
     The following table provides information about our financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations outstanding at June 30, 2005, the table presents principal cash flows and related weighted average interest rates for consolidated debt outstanding during the periods. For interest rate swaps, the table presents notional amounts expiring and weighted average interest rates for in-place swaps during the period. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on 30-day LIBOR as of June 30, 2005. The fair value of our fixed rate debt indicates the estimated principal amount of debt having similar debt service requirements, which could have been borrowed by us at June 30, 2005. The rate assumed in the fair value calculation of fixed rate debt is between 4.66% and 5.22%, representing our estimated borrowing rate for fixed rate debt instruments similar in term to those outstanding at June 30, 2005 (using U.S. Treasury Securities at June 30, 2005 plus a spread between 100 and 150 basis points). The fair value of our variable to fixed interest rate swaps indicates the estimated amount that we would receive had they been terminated at June 30, 2005. Exclusive of our interest rate swaps, if 30-day LIBOR increased 100 basis points, total interest expense would increase $7.0 million.

( dollars in thousands)	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
Liabilities
Long-Term Debt:
Fixed Rate	$48,197	$9,704	$192,182	$7,094	$61,064	$370,630	$688,871	$741,068
Average Interest Rate	7.04%	7.08%	6.87%	6.81%	6.77%	6.08%	—	—
Variable Rate	$—	$—	$304,019	$100,000	$190,700	$109,510	$704,229	$704,229
Average Interest Rate	4.66%	4.66%	4.62%	4.57%	4.53%	4.65%	—	—
Interest Rate Derivatives
Interest Rate Swaps:
Variable to Fixed	$40,000	$50,000	$75,000	$150,000	$80,000	$20,000	$415,000	$2,032
Average Pay Rate	3.86%	3.59%	3.66%	3.88%	3.77%	4.00%	—	—
Average Receive Rate	3.34%	3.34%	3.34%	3.34%	3.34%	3.34%	—	—
Item 4. Controls and Procedures
          As of June 30, 2005, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2005 that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
          There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
     We are not presently subject to any material litigation, other than ordinary routine litigation incidental to the business.
Item 2. Changes in Securities and Use of Proceeds

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet Be
			Part of Publicly	Purchased
	Total Number of	Average Price Paid	Announced	Under the
Period	Shares Purchased(1)	per Share	Plans or Programs	Plans or Programs (2)
April 1, 2005 – April 30, 2005	1,036	$34.45	—	997,200

May 1, 2005 – May 31, 2005	—	$—	—	—

June 1, 2005 – June 30, 2005	—	$—	—	—

Total	1,036	$34.45	—	997,200

(1)	During April 2005, we purchased 1,036 of our common shares pursuant to our Key Employee Share Option Plan.

(2)	During 1998, our board of trustees authorized the repurchase of up to 2.0 million common shares in the open market or negotiated private transactions. On January 4, 2000, the board of trustees authorized a 1.5 million-share increase in the share repurchase program bringing the total authorization to 3.5 million common shares. On May 9, 2001, the board of trustees authorized an additional 1.0 million-share increase in the share repurchase program bringing the total authorization to 4.5 million shares. Since inception of the repurchase program, through June 30, 2005, we have purchased 3,502,800 common shares and pursuant to current authorization, we have the ability to repurchase an additional 997,200 in the future.
Item 3. Defaults Upon Senior Securities
    None.
Item 4. Submission of Matters to a Vote of Security Holders
     On May 11, 2005, we held our Annual Meeting of Shareholders. At the meeting, three Class III trustees, Michael V. Prentiss, Thomas J. Hynes, Jr. and Barry J.C. Parker, were elected to serve as trustees until the 2008 Annual Meeting of the shareholders, and until the respective successor of each is duly elected and qualified. Each of Thomas F. August, Dr. Leonard M. Riggs, Jr., Ronald G. Steinhart and Lawrence A. Wilson continue their terms of office as members of our board of trustees.
     The votes cast for the trustees were:

Michael V. Prentiss
Votes for:	41,135,954
Votes withheld:	2,624,165
Broker non-votes:	—
Abstentions:	—

Thomas J. Hynes, Jr.
Votes for:	41,250,852
Votes withheld:	2,509,267
Broker non-votes:	—
Abstentions:	—

Barry J.C. Parker
Votes for:	41,249,502
Votes withheld:	2,510,617
Broker non-votes:	—
Abstentions:	—
The shareholders also ratified the appointment of PricewaterhouseCoopers LLP as our independent accountants for 2005.
          The votes cast were as follows:

Votes for:	41,714,698
Votes against:	140,105
Broker non-votes:	—
Abstentions:	1,905,315
          The shareholders approved and adopted the Prentiss Properties Trust 2005 Share Incentive Plan which replaces our 1996 Share Incentive Plan.
          The votes cast were as follows:

Votes for:	37,201,329
Votes against:	1,369,324
Broker non-votes:	—
Abstentions:	1,934,160
Item 5. Other Information
     None

Item 6. Exhibits
3.1	Amended and Restated Declaration of Trust of the Registrant (filed as Exhibit 3.1 to our Form 10-K, filed on March 15, 2004, File No. 001-14516).

3.2	Second Amended and Restated Bylaws of the Registrant. (filed as Exhibit 3.2 to our Quarterly Report on Form 10-Q, filed on September 30, 2004, File No. 001-14516 and incorporated by reference herein)

3.3	Articles Supplementary, dated February 17, 1998, Classifying and Designating a Series of Preferred Shares of Beneficial Interest as Junior Participating Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest, Series B, and Fixing Distribution and Other Preferences and Rights of Such Shares (filed as an Exhibit to our Registration Statement on Form 8-A, filed on February 17, 1998, File No. 000-23813 and incorporated by reference herein).

3.4	Articles Supplementary, dated June 25, 1998, Classifying and Designating a Series of Preferred Shares of Beneficial Interest as Series B Cumulative Redeemable Perpetual Preferred Shares of Beneficial Interest and Fixing Distribution and Other Preferences and Rights of Such Shares (filed as Exhibit 3.5 to our Form 10-Q, filed on August 12, 1998, File No. 001-14516).

3.5	Articles Supplementary, dated March 20, 2001 (filed as Exhibit 3.6 to our Form 10-K, filed March 27, 2001, File No. 001-14516, and incorporated by reference herein).

3.6	Articles Supplementary Classifying and Designating a Series of Preferred Shares of Beneficial Interest as Series D Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest and Fixing Distribution and Other Preferences and Rights of such Shares, dated March 20, 2001 (filed as Exhibit 3.7 to our Form 10-K, filed March 27, 2001, File No. 001-14516, and incorporated by reference herein).

3.7	Articles Supplementary, dated January 4, 2002 (filed as Exhibit 3.7 to our Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

3.8	Articles Supplementary, dated February 24, 2004, declassifying the Series B Cumulative Redeemable Perpetual Preferred Shares (filed as Exhibit 3.10 to our Form 10-K, filed on March 15, 2004, File No. 001-14516).

4.1	Form of Common Share Certificate (filed as Exhibit 4.1 to our Registration Statement on Amendment No. 1 of Form S-11, File No. 333-09863, and incorporated by reference herein).

4.2	Amended and Restated Rights Agreement, dated January 22, 2002, between Prentiss Properties Trust and EquiServe Trust Company, N.A., as Rights Agent (filed as Exhibit 1 to Amendment No. 2 to our Registration Statement on Form 8-A, filed on February 6, 2002, File No. 000-014516).

4.3	First Amendment dated June 26, 2002 to the Amended and Restated Rights Agreement between Prentiss Properties Trust and Equiserve Trust Company, N.A. as Rights Agent (filed as Exhibit 2 to Amendment No. 3 our Registration Statement on Form 8-A, filed on June 27, 2002. File No. 001-014516).

4.4	Second Amendment, dated October 21, 2003, to the Amended and Restated Rights Agreement between Prentiss Properties Trust and Equiserve Trust Company, N.A. as Rights Agent (filed as Exhibit 3 to Amendment No. 4 to our Registration Statement on Form 8-A, filed on January 26, 2004 File No. 001- 014516).

4.5	Third Amendment, dated February 14, 2005, to the Amended and Restated Rights Agreement between Prentiss Properties Trust and Equiserve Trust Company, N.A. as Rights Agent (filed as Exhibit 4 to Amendment No.5 to our Registration Statement on Form 8-A, filed on February 16, 2005, File No. 001- 014516 and incorporated by reference herein).

4.6	Form of Rights Certificate (included as Exhibit A to the Rights Agreement (Exhibit 4.2)).

4.7	Form of Series D Preferred Share Certificate (filed as Exhibit 4.4 to our Form 10-K, filed March 27, 2001, File No. 001-14516, and incorporated by reference herein).

10.1*+	Prentiss Properties Trust 2005 Share Incentive Plan, dated May 11, 2005.

10.2*	Promissory Note by and between Prentiss Properties International Drive, L.P. and Prentiss Properties Greensboro Drive, L.P. affiliates of Prentiss Properties Trust, as borrower and Wachovia Bank, National Association as lender, dated July 14, 2005.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

+	Management contract or compensation plan, contract or arrangement.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRENTISS PROPERTIES TRUST
Date: August 5, 2005	By:	/s/ Scott W. Fordham
Scott W. Fordham
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer and Duly Authorized Officer of the Company)