Form 10-Q
period 2005-09-30
PRENTISS PROPERTIES TRUST/MD
filed 2005-11-09
CIK 1011699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2005
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
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of Common Shares of Beneficial Interest, $0.01 par value, outstanding as of November 7, 2005, was 46,335,052 and the number of outstanding Participating Cumulative Redeemable Preferred Shares of Beneficial Interest, Series D, was 2,823,585.

Third Amended and Restated Credit Agreement
Second Amended and Restated Credit Agreement
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

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

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
(this page intentionally left blank)

PRENTISS PROPERTIES TRUST
CONSOLIDATED BALANCE SHEETS
(Unaudited)
 (in thousands, except share and per share amounts)

	September 30,	December 31,
	2005	2004
ASSETS
Operating real estate:
Land	$324,878	$341,321
Buildings and improvements	1,636,723	1,789,043
Less: accumulated depreciation	(211,686)	(234,007)

	1,749,915	1,896,357
Properties and related assets held for sale, net	321,365	—
Construction in progress	38,871	23,417
Land held for development	63,786	59,014
Deferred charges and other assets, net	253,137	260,283
Notes receivable	—	1,500
Accounts receivable, net	45,141	55,772
Cash and cash equivalents	8,813	8,586
Escrowed cash	44,949	9,584
Investments in securities and insurance contracts	5,208	3,279
Investments in unconsolidated joint ventures and subsidiaries	7,139	12,943
Interest rate hedges	7,462	2,804

Total assets	$2,545,786	$2,333,539

LIABILITIES AND SHAREHOLDERS’ EQUITY
Mortgages and notes payable	$1,234,829	$1,191,911
Mortgages and notes payable related to properties held for sale	121,801	—
Interest rate hedges	385	3,850
Accounts payable and other liabilities	85,487	105,304
Accounts payable and other liabilities related to properties held for sale	14,480	—
Distributions payable	28,476	28,103

Total liabilities	1,485,458	1,329,168

Minority interest in operating partnership	34,856	24,990

Minority interest in real estate partnerships	52,262	35,792

Commitments and contingencies
Preferred shares $.01 par value, 20,000,000 shares authorized, 2,823,585 and 3,773,585 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	74,825	100,000
Common shares $.01 par value, 100,000,000 shares authorized, 49,562,335 and 48,268,845 (includes 3,294,951 and 3,286,957 in treasury) shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	496	483
Additional paid-in capital	1,066,042	1,020,917
Common shares in treasury at cost 3,294,951 and 3,286,957 shares at September 30, 2005 and December 31, 2004, respectively	(83,468)	(82,694)
Unearned compensation	(4,910)	(3,386)
Accumulated other comprehensive income	7,710	(302)
Distributions in excess of earnings	(87,485)	(91,429)

Total shareholders’ equity	973,210	943,589

Total liabilities and shareholders’ equity	$2,545,786	$2,333,539

The accompanying notes are an integral part of these consolidated financial statements.

PRENTISS PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
 (in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues:
Rental income	$86,490	$76,032	$244,605	$219,244
Service business and other income	3,530	3,215	10,054	9,590

	90,020	79,247	254,659	228,834

Operating expenses:
Property operating and maintenance	24,008	19,881	66,745	55,341
Real estate taxes	8,320	6,441	23,784	20,064
General and administrative and personnel costs	4,997	3,423	11,569	8,793
Expenses of service business	3,099	2,670	8,646	6,785
Depreciation and amortization	23,242	20,014	64,354	56,085

	63,666	52,429	175,098	147,068

Other expenses:
Interest expense	19,294	15,795	52,772	45,454
Amortization of deferred financing costs	657	646	1,916	1,779

	19,951	16,441	54,688	47,233

Income from continuing operations before equity in income/(loss) of unconsolidated joint ventures and subsidiaries, loss on investment in securities, loss from impairment of mortgage loan and minority interests	6,403	10,377	24,873	34,533
Equity in income/(loss) of unconsolidated joint ventures and subsidiaries	697	616	(148)	1,790
Loss on investment in securities	—	—	—	(420)
Loss from impairment of mortgage loan	—	—	(500)	—
Minority interests	(18)	(141)	(487)	(1,948)

Income from continuing operations	7,082	10,852	23,738	33,955

Discontinued operations:
(Loss)/income from discontinued operations	(5,794)	3,661	(738)	10,860
Gain/(loss) from disposition of discontinued operations	65,756	(1,821)	65,773	8,364
Loss from debt defeasance related to sale of real estate	(68)	—	(68)	(5,316)
Minority interests related to discontinued operations	(2,163)	(138)	(2,371)	(740)

	57,731	1,702	62,596	13,168

Income before gain on sale of land and an interest in a real estate partnership	64,813	12,554	86,334	47,123
Gain on sale of land and an interest in a real estate partnership	—	—	—	1,222

Net income	$64,813	$12,554	$86,334	$48,345
Preferred dividends	(1,581)	(2,113)	(5,807)	(7,939)

Net income applicable to common shareholders	$63,232	$10,441	$80,527	$40,406

Basic earnings per common share:
Income from continuing operations applicable to common shareholders	$0.15	$0.19	$0.48	$0.61
Discontinued operations	1.18	0.04	1.29	0.30

Net income applicable to common shareholders — basic	$1.33	$0.23	$1.77	$0.91

Weighted average number of common shares outstanding — basic	45,795	44,691	45,197	44,170

Diluted earnings per common share:
Income from continuing operations applicable to common shareholders	$0.14	$0.19	$0.48	$0.61
Discontinued operations	1.18	0.04	1.28	0.30

Net income applicable to common shareholders — diluted	$1.32	$0.23	$1.76	$0.91

Weighted average number of common shares and common share equivalents outstanding — diluted	46,129	44,882	45,459	44,358

The accompanying notes are an integral part of these consolidated financial statements.

PRENTISS PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
 (dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income	$64,813	$12,554	$86,334	$48,345
Unrealized gains and losses on securities:
Unrealized gains/(losses) arising during the period	147	(55)	128	(27)
Unrealized gains and losses on interest rate hedges:
Unrealized gains/(losses) arising during the period	4,622	(7,516)	5,235	(5,179)
Reclassification of losses on qualifying cash flow hedges into earnings	342	2,946	2,649	8,343

Other comprehensive income	5,111	(4,625)	8,012	3,137

Comprehensive income	$69,924	$7,929	$94,346	$51,482

The accompanying notes are an integral part of these consolidated financial statements.

PRENTISS PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
 (dollars in thousands)

	Nine Months Ended
	September 30,
	2005	2004
Cash Flows from Operating Activities:
Net income	$86,334	$48,345
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interests	2,858	2,688
Gain from disposition	(65,773)	(8,364)
Gain on sale of land and an interest in a real estate partnership	—	(1,222)
Loss on impairment of discontinued operations	10,196	—
Loss on debt extinguishment/defeasance	68	5,316
Loss on investment in securities	—	420
Loss on impairment of mortgage loan	500	—
Provision for doubtful accounts	328	(3,698)
Depreciation and amortization	77,114	71,531
Amortization of deferred financing costs	1,957	1,784
Non-cash compensation	3,631	2,229
Gain on derivative financial instruments	(240)	(242)
Changes in assets and liabilities:
Deferred charges and other assets	(8,364)	(9,933)
Accounts receivable	(9,884)	(6,754)
Escrowed cash	1,376	2,334
Accounts payable and other liabilities	(7,997)	1,233

Net cash provided by operating activities	92,104	105,667

Cash Flows from Investing Activities:
Development/redevelopment of real estate	(21,665)	(9,394)
Purchase of real estate	(174,826)	(189,932)
Capital expenditures for in-service properties	(40,207)	(34,643)
Distributions in excess of earnings of unconsolidated joint ventures	1,461	13
Proceeds from the sale of a joint venture interest in a real estate partnership	—	69,338
Proceeds received from sale/repayment of notes receivable	1,000	10,464
Proceeds from the sale of investment	—	1,107
Proceeds from the sale of real estate	129,469	132,489
Investments in securities and insurance contracts	(918)	(729)
Investments in unconsolidated subsidiaries	(17,050)	—

Net cash used in investing activities	(122,736)	(21,287)

Cash Flows from Financing Activities:
Net proceeds from sale of common shares	3,173	64,990
Net proceeds from sale of treasury shares	964	—
Redemption of series E preferred units	—	(10,000)
Redemption of series B preferred units	—	(95,000)
Repurchase of treasury shares	(275)	—
Capital contribution from minority interest partners in consolidated joint ventures	32,606	11,034
Repurchase of operating partnership common units	—	(891)
Distributions paid to limited partners	(19,620)	(51,361)
Distributions paid to common shareholders	(75,872)	(73,809)
Distributions paid to preferred shareholders	(6,339)	(6,339)
Distributions paid to preferred unitholders	—	(3,176)
Proceeds from mortgages and notes payable	704,943	656,828
Payment of debt prepayment cost	—	—
Repayments of mortgages and notes payable	(608,653)	(570,329)
Payment of debt defeasance cost on debt extinguishment	(68)	(5,316)

Net cash provided by/used in financing activities	30,859	(83,369)

Net change in cash and cash equivalents	227	1,011
Cash and cash equivalents, beginning of period	8,586	5,945

Cash and cash equivalents, end of period	$8,813	$6,956

Supplemental Cash Flow Information:
Cash paid for interest	$59,943	$51,807

The accompanying notes are an integral part of these consolidated financial statements.

1. The Organization
Organization
     We are a self-administered and self-managed Maryland REIT that acquires, owns, manages, leases, develops and builds primarily office properties throughout the United States. We are self-administered in that we provide our own administrative services, such as accounting, tax and legal, through our own employees. We are self-managed in that we provide all the management and maintenance services that our properties require through our own employees, such as, property managers, leasing professionals and engineers. We operate principally through our operating partnership, Prentiss Properties Acquisition Partners, L.P., and its subsidiaries, and two management service companies, Prentiss Properties Resources, Inc. and its subsidiaries and Prentiss Properties Management, L.P. The ownership of the operating partnership was as follows at September 30, 2005:

				Series D
				Convertible
	Common			Preferred
(units in thousands)	Units		%	Units	%
Prentiss Properties Trust	46,329	(1)	96.27%	2,824	100.00%
Third parties	1,797		3.73%	—	0.00%

Total	48,126		100.00%	2,824	100.00%

(1)	Includes 61,398 common shares held by the company pursuant to a deferred compensation plan. The shares are accounted for as common shares in treasury on our consolidated balance sheet.
     As of September 30, 2005, we owned interests in a diversified portfolio of 130 primarily suburban Class A office and suburban industrial properties, the accounts of which were consolidated with and into the operations of our operating partnership.

	Number of	Net Rentable
	Buildings	Square Feet
		(in thousands)
Office properties	103	16,665
Industrial properties	27	2,203

Total	130	18,868

     As of September 30, 2005, our properties were 89% leased to approximately 962 tenants. In addition to managing properties that are wholly owned, we manage approximately 6.9 million net rentable square feet in office, industrial and other properties for third parties.
     We have determined that our reportable segments are those that are based on our method of internal reporting, which disaggregates our business by geographic region. As of September 30, 2005, our reportable segments include our five regions (1) Mid-Atlantic; (2) Midwest; (3) Southwest; (4) Northern California; and (5) Southern California.
     At September 30, 2005, our properties were located in 11 markets, which were included in our reportable segments as follows:

Reportable Segment	Market
Mid-Atlantic	Metropolitan Washington D.C.
Midwest	Chicago, Suburban Detroit
Southwest	Dallas/Fort Worth, Austin, Denver
Northern California	Oakland, East Bay, Silicon Valley
Southern California	San Diego, Los Angeles
Real Estate Transactions
     At the direction of our board of trustees, during the first quarter of 2005, we initiated an analysis of our business strategy with respect to our commercial office real estate holdings in Chicago, Illinois and suburban Detroit, Michigan (our Midwest Region). Our Chicago portfolio consisted of 16 office properties containing approximately 2.4 million square feet and 4 industrial properties containing approximately 682,000 square feet. We own one office property in Detroit, Michigan containing approximately 241,000 square feet. As part of our analysis, Holliday Fenoglio Fowler, L.P. was retained as broker and has been marketing our Chicago and Detroit properties for sale. We have received purchase offers for all of the properties. After evaluating these offers, our board of trustees has unanimously approved our sale of the properties in the Midwest Region. In connection with the board’s actions:

(1)	Pursuant to Statement of Financial Accounting Standards, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” we classified the properties located within our Midwest Region as properties held for sale. As a result, we recognized an impairment charge of $10.2 million representing the excess of the carrying amount of five of our Chicago properties, containing approximately 322,000 net rentable square feet, over the estimated fair value of the properties, less the cost to sell.

(2)	On September 28, 2005, we completed the sale of one office property containing approximately 541,000 net rentable square feet, (our 123 North Wacker property) located in downtown Chicago to an unrelated third party. The property was sold for gross proceeds of approximately $170.2 million and resulted in a gain on sale of approximately $65.8 million. Proceeds from the sale were placed in escrow pending the completion of Sec. 1031 like-kind asset exchanges. An amount of $133.0 million was immediately released due to an already identified and completed acquisition and was used to repay a portion of the outstanding borrowings under our revolving credit facility. At September 30, 2005, $37.2 million remained in escrow.
     In addition to the properties located within our Midwest Region, on September 30, 2005, we classified one office property containing approximately 101,000 net rentable square feet located in Dallas/Fort Worth, a market within our Southwest Region, as held for sale.
     Properties held for sale at September 30, 2005, included 17 office properties containing approximately 2.2 million net rentable square feet and 4 industrial properties containing approximately 682,000 net rentable square feet. The properties along with related assets were classified as “Properties and related assets held for sale, net” on our September 30, 2005 consolidated balance sheet. Mortgages and notes payable and other liabilities related to the properties held for sale were classified as “Mortgages and notes payable related to properties held for sale,” and “Accounts payable and other liabilities related to properties held for sale,” respectively, on our September 30, 2005 consolidated balance sheet.
     Properties and related assets held for sale, net, consisted of the following at September 30, 2005:

September 30, 2005
(in thousands)
Land	$49,541
Buildings and improvements	$263,583
Less: accumulated depreciation	$(47,390)

Deferred charges and other assets, net	$39,544
Accounts receivable, net	$15,293
Escrowed cash	$794

Properties and related assets held for sale, net	$321,365
     On July 14, 2005, Prentiss Office Investors, L.P., an entity established in January 2004 to acquire office properties in our core markets by our operating partnership and its affiliates which executed a joint venture agreement in February 2004, where Stichting Pensioenfonds ABP, an unrelated third party, acquired a 49% limited partnership interest, acquired, from an unrelated third party, an office building with approximately 238,000 net rentable square feet. The property is located in the City Center submarket of the Oakland, California CBD and was acquired for gross proceeds of $40.0 million. Each partner contributed their pro rata share of the cash purchase price less debt assumed by Prentiss Office Investors, L.P. for the acquisition. Amounts contributed from the operating partnership were funded with proceeds from our revolving credit facility. As a part of the transaction, the venture assumed a $25.0 million non-recourse mortgage with a 5.175% interest rate that amortizes on a 30-year amortization schedule and has a maturity date of June 1, 2010.
     On August 12, 2005, our operating partnership acquired from an unrelated third party, a two building office complex with approximately 350,000 net rentable square feet. The properties are located in Concord, California and were acquired for gross proceeds of $69.5 million. The acquisition was funded through the issuance of 547,262 common units of our operating partnership valued at $21.2 million and the assumption of a non-recourse mortgage loan valued at $43.4 million, which included a $3.9 million adjustment to fair value, with the balance funded with proceeds from our revolving credit facility. The non-recourse mortgage bears interest at 7.2%, has a 25-year amortization schedule and a maturity date of January 1, 2012. We issued two letters of credit for $6.0 million and $590,000 in connection with the loan assumption in lieu of reserve escrow and tax escrow accounts, respectively.

     In accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations,” we allocated the purchase price of the properties acquired as follows:

Three Months Ended
September 30, 2005
(in thousands)
Land	$18,422
Buildings and improvements	$74,489
Tenant improvements and leasing commissions	$7,710
Above/(below) market lease value	$(1,523)
Other intangible assets	$10,386
     In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective for financial statements issued for fiscal years beginning after December 15, 2001, income and gain/(loss) for real estate properties sold and real estate properties held for sale are to be reflected in the consolidated statements of income as discontinued operations. Below is a summary of our combined results of operations from the properties disposed of or held for sale during the periods presented. The summary includes the results of operations before gain/(loss) on sale and the related loss on debt defeasance for the three and nine months ended September 30, 2005 and 2004, respectively:

	Three Months Ended		Nine Months Ended
Discontinued Operations :	September 30,		September 30,
(in thousands)	2005	2004	2005	2004
Property revenues:
Rental income	$16,916	$16,663	$50,547	$57,208
Other income	10	16	42	57

Property revenues	16,926	16,679	50,589	57,265

Property expenses:
Property operating and maintenance	4,072	3,437	12,610	14,570
Real estate taxes	3,269	3,293	9,520	10,252
Depreciation and amortization	3,090	4,498	12,760	15,446

Property expenses	10,431	11,228	34,890	40,268

Interest expense	(2,083)	(1,785)	(6,200)	(6,132)
Amortization of deferred financing costs	(10)	(5)	(41)	(5)
Loss on impairment of real estate	(10,196)	—	(10,196)	—

(Loss)/income from discontinued operations	$(5,794)	$3,661	$(738)	$10,860

Other Transactions
     On July 14, 2005, we completed a $100.0 million loan collateralized by two office buildings in Tyson’s Corner, Virginia. The interest rate is fixed at 4.84% and the monthly payments are interest only until August 10, 2008 at which time it converts to amortizing, on a 30-year amortization schedule, until the maturity date of August 10, 2015. The proceeds were used to repay a portion of the outstanding borrowings under our revolving credit facility.
     On July 26, 2005, we renewed our revolving credit facility, increased its capacity from $375.0 to $400.0 million and obtained an expansion right to $500.0 million. The facility also includes a right to extend the maturity date from July 26, 2008 to July 26, 2009. The interest rate on the facility will fluctuate based on our overall leverage with a range between LIBOR plus 85 basis points and LIBOR plus 135 basis points. The pricing on the renewed facility generally represents a 25 basis point to 30 basis point pricing reduction across the leverage grid and a modification of several covenants to the company’s benefit. Except as set forth above, the remaining terms of the revolving credit facility remain substantially unchanged. Banking participants in the revolving credit facility include JP Morgan Chase Bank as Administrative Agent; Bank of America as Syndication Agent; Commerzbank, EuroHypo, Societe General, PNC Bank, Sun Trust, Union Bank of California, Comerica Bank, Mellon Bank, Deutsche Bank, ING Real Estate Finance, US Bank and Wachovia Bank as Lenders.
     On July 26, 2005, and August 3, 2005, we modified our $75.0 million unsecured term loan with Commerzbank and our $100.0 million unsecured term loan with EuroHypo, respectively. The modifications were basically the same pricing and covenant changes that were incorporated into our revolving credit facility renewal as discussed above, with the expiration dates remaining unchanged at March 15, 2009 and May 22, 2008, respectively.
     On August 1, 2005, using proceeds from our revolving credit facility, we paid off a $45.5 million loan collateralized by a property in Oakland, California. The loan which was scheduled to mature on November 1, 2005 had an interest rate of 8.22%. In accordance with the terms of the loan, there were no prepayment penalties.

     On August 2, 2005, we completed the sale of our mortgage note receivable to an unrelated party for total proceeds of $1.0 million. The proceeds were used to repay a portion of the outstanding borrowings under our revolving credit facility.
     At June 30, 2005, we had 3,773,585 shares outstanding of Participating Cumulative Redeemable Preferred Shares of Beneficial Interest, Series D (the “Series D Preferred Shares”) held by Security Capital Preferred Growth, Incorporated. During the third quarter, pursuant to their rights under the agreement which allows Security Capital Preferred Growth, Incorporated to convert any or all of the Series D Preferred Shares into common shares on a one for one basis, Security Capital Preferred Growth, Incorporated converted 950,000 Series D Preferred Shares into 950,000 common shares. As a result, we have 2,823,585 Series D Preferred Shares outstanding at September 30, 2005. The book value of the shares converted was reclassified from “Preferred shares” to “Common shares” and “Additional paid-in capital” on our consolidated balance sheet.
2. Basis of Presentation
     The accompanying financial statements are unaudited; however, our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The December 31, 2004 comparative balance sheet information was derived from audited financial statements. The results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results to be obtained for the full fiscal year. These financial statements should be read in conjunction with our audited financial statements, and notes thereto, included in our annual report on Form 10-K for the fiscal year ended December 31, 2004.
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
     Historically, we applied the intrinsic value based method of accounting as prescribed by APB Opinion 25 and related Interpretations in accounting for our share-based awards. Had we fully adopted Statement of Financial Accounting Standards No. 123 for awards issued prior to January 1, 2003 it would have changed our method for recognizing the cost of our plans. Had the compensation cost for our share-based compensation plans been determined consistent with Statement of Financial Accounting Standards No. 123, our net income applicable to common shareholders and net income per common share for the three and nine months ended September 30, 2005 and 2004 would approximate the pro forma amounts below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(amounts in thousands, except per share data)	2005	2004	2005	2004

Net income applicable to common shareholders as reported	$63,232	$10,441	$80,527	$40,406
Add: Share-based employee compensation expense included therein	1,322	870	3,378	1,982
Deduct: Total share-based employee compensation expense determined under fair value method for all awards	(1,322)	(890)	(3,381)	(2,044)

Pro Forma net income applicable to common shareholders	$63,232	$10,421	$80,524	$40,344

Earnings per share:
Basic — as reported	$1.33	$0.23	$1.77	$0.91
Basic — pro forma	$1.33	$0.23	$1.77	$0.91

Diluted — as reported	$1.32	$0.23	$1.76	$0.91
Diluted — pro forma	$1.32	$0.23	$1.76	$0.91

     The effects of applying Statement of Financial Accounting Standards No. 123 in this pro forma disclosure are not necessarily indicative of future amounts.
4. Earnings per Share
     We calculate earnings per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share.” It is our policy to use the if-converted method to determine how our Series D Convertible Preferred Shares should be included in our earnings per share calculation. However, the Financial Accounting Standards Board believes that the dilutive effect on basic earnings per share of participating convertible securities can not be less than that which would result from the use of the application of the two-class method that would be required if the same security were not convertible. The two-class method is an earnings allocation formula that treats a participating security as having right to earnings that otherwise would have been available to common shareholders. The dilutive effect of applying the if-converted method for the three and nine months ended September 30, 2005 results in less dilution than would result from the use of the two-class method; therefore, our earnings per share for the three an nine months ended September 30, 2005 is calculated using the earnings allocation method prescribed by the two-class method. As required by Statement of Financial Accounting Standards No. 128, the table below presents a reconciliation of the numerator and denominator used to calculate basic and diluted earnings per share for the three and nine month periods ended September 30, 2005 and 2004:

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 30,		September 30,
Reconciliation of the numerator used for basic earnings per share	2005	2004	2005	2004
Income from continuing operations	$7,082	$10,852	$23,738	$33,955
Gain on sale of land and an interest in a real estate partnership	—	—	—	1,222
Income from continuing operations allocated to preferred shareholders	(438)	(2,113)	(1,715)	(7,939)

Income from continuing operations applicable to common shareholders	$6,644	$8,739	$22,023	$27,238
Discontinued operations	57,731	1,702	62,596	13,168
Discontinued operations allocated to preferred shareholders	(3,572)	—	(4,522)	—

Discontinued operations applicable to common shareholders	$54,159	$1,702	$58,074	$13,168

Net income applicable to common shareholders	$60,803	$10,441	$80,097	$40,406

Reconciliation of the denominator used for basic earnings per share
Weighted average common shares outstanding	45,795	44,691	45,197	44,170

Basic earnings per share	$1.33	$0.23	$1.77	$0.91

Reconciliation of the numerator used for dilutive earnings per share
Income from continuing operations	$7,082	$10,852	$23,738	$33,955
Gain on sale of land and an interest in a real estate partnership	—	—	—	1,222
Income from continuing operations allocated to preferred shareholder	(438)	(2,113)	(1,715)	(7,939)

Income from continuing operations applicable to common shareholders	$6,644	$8,739	$22,023	$27,238
Discontinued operations	57,731	1,702	62,596	13,168
Discontinued operations allocated to preferred shareholders	(3,572)	—	(4,522)	—

Discontinued operations applicable to common shareholders	$54,159	$1,702	$58,074	$13,168

Net income applicable to common shareholders	$60,803	$10,441	$80,097	$40,406

Reconciliation of the denominator used for dilutive earnings per share(1)
Weighted average common shares outstanding	45,795	44,691	45,197	44,170
Dilutive options	162	111	121	124
Dilutive share grants	172	80	141	64

Weighted average common shares and common share equivalents outstanding (1)	46,129	44,882	45,459	44,358

Diluted earnings per share	$1.32	$0.23	$1.76	$0.91

(1)	For the three and nine months ending September 30, 2004, the if-converted method was used to determine the dilutive effect of our Series D Convertible Preferred Shares. The conversion of the Series D Convertible Preferred Shares were anti-dilutive to earnings per share during these periods and thus were excluded from the computation.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Antidilutive Securities (in thousands)	2005	2004	2005	2004

Series D Convertible Preferred Shares	2,824	3,774	2,824	3,774

5. Deferred Charges and Other Assets, Net
     Deferred charges, excluding $39.5 million which is included in “Properties and related assets held for sale, net” at September 30, 2005, consisted of the following at September 30, 2005 and December 31, 2004:

	(in thousands)
	September 30,	December 31,
	2005	2004
Deferred leasing costs and tenant improvements	$283,740	$311,320
In-place lease values	45,836	27,910
Above market lease values	5,368	5,666
Deferred financing costs	15,526	14,568
Prepaids and other assets	16,201	11,610

	366,671	371,074
Less: accumulated amortization	(113,534)	(110,791)

	$253,137	$260,283

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
6. Notes Receivable
     Our notes receivable balance of $1.5 million at December 31, 2004 is the result of a real estate transaction that included a non-recourse promissory note totaling $4.4 million, collateralized by a real estate property sold, maturing March 1, 2005, bearing interest at 7.95% per annum and requiring interest only payments until maturity. In the preparation of our financial statements for the year ended December 31, 2004, we recognized a $2.9 million write-down of the note. In an effort to reflect our estimate of the realizable value of the note, during the second quarter of 2005, we recognized an additional $500,000 write-down to the note. On August 2, 2005, we completed the sale of our note receivable to an unrelated third party for total proceeds of $1.0 million.
7. Accounts Receivable, Net
     Accounts receivable, excluding $15.3 million which is included in “Properties and related assets held for sale, net” at September 30, 2005, consisted of the following at September 30, 2005 and December 31, 2004:

	(in thousands)
	September 30,	December 31,
	2005	2004
Rents and services	$10,875	$10,449
Accruable rental income	38,300	50,721
Other	442	809

	49,617	61,979
Less: allowance for doubtful accounts	(4,476)	(6,207)

	$45,141	$55,772

8. Investments in Unconsolidated Joint Ventures and Subsidiaries
     The following information summarizes the financial position at September 30, 2005 and December 31, 2004 and the results of operations for the three and nine month periods ended September 30, 2005 and 2004 for the investments in which we held a non-controlling interest during the period presented:

Summary of Financial Position:	Total Assets		Total Debt (4)		Total Equity		Company’s Investment
	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,
(in thousands)	2005	2004	2005	2004	2005	2004	2005	2004
Broadmoor Austin Associates (1)	$96,153	$97,962	$126,719	$131,979	$(33,308)	$(34,814)	$4,779	$4,217
Tysons International Partners (2)	—	89,268	—	59,113	—	28,914	—	8,726
Other Investments (3)	—	—	—	—	—	—	2,360	—

							$7,139	$12,943

Summary of Operations for the Three					Company’s Share of
Months Ended September 30, 2005 and 2004:	Total Revenue		Net Income		Net Income/(Loss)
(in thousands)	2005	2004	2005	2004	2005	2004
Broadmoor Austin Associates	$5,646	$4,999	$1,394	$1,288	$697	$644
Tysons International Partners (2)	—	2,995	—	(112)	—	(28)

Total					$697	$616

Summary of Operations for the Nine					Company’s Share of
Months Ended September 30, 2005 and 2004:	Total Revenue		Net Income		Net Income/(Loss)
(in thousands)	2005	2004	2005	2004	2005	2004
Broadmoor Austin Associates	$16,938	$15,033	$4,135	$3,761	$2,068	$1,880
Tysons International Partners (2)	4,228	8,815	(8,864)	(361)	(2,216)	(90)

Total					$(148)	$1,790

(1)	We own a 50% non-controlling interest in Broadmoor Austin Associates, an entity, which owns a seven-building, 1.1 million net rentable square foot office complex in Austin, Texas.

(2)	At December 31, 2004, we owned a 25% non-controlling interest in Tysons International Partners, an entity, which owns two office properties containing 456,000 net rentable square feet in the Northern Virginia area. On May 2, 2005, we acquired the remaining 75% interest in the properties owned by the joint venture. Prior to our acquisition of the remaining 75% for $103.2 million, we contributed to the joint venture $14.7 million representing our pro rata share of the outstanding indebtedness on the properties. As a condition of closing, out of proceeds from the sale and our capital contribution, the joint venture prepaid the outstanding indebtedness collateralized by the properties. The prepayment amount totaled $67.6 million of which $8.8 million represented a prepayment penalty. Net income for Tysons International Partners for the nine months ended September 30, 2005 includes the $8.8 million loss from debt prepayment but excludes the gain on sale resulting from our acquisition of the remaining 75% interest in the joint venture.

(3)	Represents an interest in Prentiss Properties Capital Trust I and Prentiss Properties Capital Trust II that we account for using the cost method of accounting.

(4)	The mortgage debt, all of which is non-recourse, is collateralized by the individual real estate property or properties within each venture.

9. Mortgages and Notes Payable
     Including mortgages and notes payable of $121.8 million, which are included as “Mortgages and notes payable related to properties held for sale,” we had mortgages and notes payable of $1.4 billion at September 30, 2005, excluding our proportionate share of debt from our unconsolidated joint ventures.
     The following table sets forth our consolidated mortgages and notes payable as of September 30, 2005 and December 31, 2004:

	(in thousands)
	September 30,		December 31,
Description	2005		2004	Amortization	Interest Rate(1)	Maturity
Revolving credit facility	$91,500		$217,500	None	LIBOR+.950%	July 26, 2008
PPREFI portfolio loan (2)	180,100		180,100	None	7.58%	February 26, 2007
High Bluffs construction loan	24,661		8,929	None	LIBOR+1.400%	September 1, 2007
Collateralized term loan — Union Bank of Calif (3)	30,000		30,000	None	LIBOR+1.150%	September 30, 2007
Unsecured term loan — EuroHypo I	100,000		100,000	None	LIBOR+ .950%	May 22, 2008
Unsecured term loan — Commerzbank	75,000		75,000	None	LIBOR+ .950%	March 15, 2009
Unsecured term loan — EuroHypo II	13,550		13,760	30 yr	7.46%	July 15, 2009
Collateralized term loan — Mass Mutual (4)	85,000	(5)	85,000	None	LIBOR+0.850%	August 1, 2009
Prentiss Properties Capital Trust I Debenture	52,836		—	None	LIBOR+1.250%	March 30, 2035
Prentiss Properties Capital Trust II Debenture	25,774		—	None	LIBOR+1.250%	June 30, 2035
Variable rate mortgage notes payable (6)	61,600	(7)	96,700	None	(8)	(8)
Fixed rate mortgage notes payable (9) (10)	616,609	(11)(12)	384,922	(13)	(13)	(13)

	$1,356,630		$1,191,911

(1)	All of our variable rate loans are based on 30-day LIBOR with the exception of our Prentiss Properties Capital Trust I & II Debentures which are based on 90-day LIBOR. 30-day and 90-day LIBOR were 3.86% and 4.07% at September 30, 2005, respectively.

(2)	The PPREFI portfolio loan is collateralized by 36 properties with an aggregate net book value of real estate of $232.6 million.

(3)	The term loan is collateralized by two properties with an aggregate net book value of real estate of $18.1 million.

(4)	The term loan is collateralized by 9 properties with an aggregate net book value of real estate of $106.2 million.

(5)	Includes $13.5 million related to properties held for sale.

(6)	The variable rate mortgage loans are collateralized by 5 buildings with an aggregate net book value of $84.5 million.

(7)	Includes $20.0 million with an interest rate equal to LIBOR plus 110 basis points relating to properties held for sale.

(8)	Interest rates on our variable rate mortgages range from 30-day LIBOR plus 110 basis points to 30-day LIBOR plus 130 basis points. Maturity dates range from July 2009 through May 2010.

(9)	The fixed rate mortgage loans are collateralized by 27 buildings with an aggregate net book value of $702.2 million

(10)	In connection with our fixed rate mortgages, we have three letters of credit outstanding for $6.0 million, $2.5 million and $590,000. The letters of credit were issued in accordance with loan documents in lieu of establishing escrow accounts with lenders.

(11)	Includes an additional $3.9 million of debt representing the adjustment to record an acquired mortgage loan at fair value on the date of acquisition.

(12)	Includes $88.3 million with interest rates between 6.80% and 8.05% related to properties held for sale.

(13)	The payments on our fixed rate mortgages are based on amortization periods ranging between 18 and 30 years. The effective interest rates for our fixed rate mortgages range from 4.84% to 8.05% with a weighted average effective interest rate of 6.35% at September 30, 2005. Maturity dates range from April 2006 through August 2015 with a weighted average maturity of 6.8 years from September 30, 2005.
     Our mortgages and notes payable at September 30, 2005 consisted of $796.6 million of fixed rate, non-recourse, long-term mortgages, $13.6 million of fixed rate, recourse debt and $546.4 million of floating rate debt, $375.0 million of which was hedged at September 30, 2005 with variable to fixed rate hedges.
     Future scheduled principal repayments of our outstanding mortgages and notes payable are as follows:

(in thousands)
2005	$1,792
2006	11,510
2007	248,748
2008	200,956
2009	255,346
Thereafter	638,278

$1,356,630

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
     Over time, the unrealized gains and losses held in accumulated other comprehensive income will be reclassified to earnings. This reclassification is consistent with when the hedged items are recognized in earnings. Within the next twelve months, we expect to reclassify to earnings approximately $2.9 million and $250,000 of unrealized gains and unrealized losses, respectively.

     The following table summarizes the notional values and fair values of our derivative financial instruments at September 30, 2005. The notional value provides an indication of the extent of our involvement in these instruments as of the balance sheet date, but does not represent exposure to credit, interest rate or market risks.

		Swap Rate Received
Notional	Swap Rate Paid	(Variable) at
Amount	(Fixed)	September 30, 2005	Swap Maturity	Fair Value
				(in thousands)
$20 million	5.985%	3.86%	March 2006	$(154)
$30 million	5.990%	3.86%	March 2006	(231)
$50 million	2.270%	3.86%	August 2007	1,936
$25 million	2.277%	3.86%	August 2007	965
$70 million (1)	4.139%	3.86%	August 2008	618
$30 million	3.857%	3.86%	September 2008	523
$30 million	3.819%	3.86%	October 2008	555
$20 million	3.819%	3.86%	October 2008	370
$50 million	3.935%	3.86%	May 2009	922
$30 million	3.443%	3.86%	October 2009	1,170
$20 million (1)	4.000%	3.86%	February 2010	403

Total				$7,077

(1)	The interest rate swap agreement was executed by Prentiss Office Investors, L.P., a partnership which is 51% owned by our operating partnership.
     Cash payments made under our interest rate swap agreements exceeded cash receipts from our interest rate swap agreements by $551,000 and $3.4 million for the three months ended September 30, 2005 and 2004, respectively and $3.1 million and $8.7 million for the nine months ended September 30, 2005 and 2004, respectively.
11. Accounts Payable and Other Liabilities
     Accounts payable and other liabilities, excluding $14.5 million which is included in “Accounts payable and other liabilities related to properties held for sale” at September 30, 2005, consisted of the following at September 30, 2005 and December 31, 2004:

	(in thousands)
	September 30,	December 31,
	2005	2004
Accrued interest expense	$6,148	$5,685
Accrued real estate taxes	17,273	28,178
Advance rents and deposits	16,974	20,010
Deferred compensation liability	7,824	6,516
Below market lease values, net of amortization(1)	11,439	8,319
Other liabilities	25,829	36,596

	$85,487	$105,304

(1)	Accumulated amortization for below market lease values as of September 30, 2005 and December 31, 2004 was $3.4 million and $2.0 million, respectively. We record below market lease value amortization in the line item “rental income.”
12. Distributions
     On September 9, 2005, we declared a cash distribution for the third quarter of 2005 in the amount of $0.56 per share, payable on October 7, 2005 to common shareholders of record on September 30, 2005. Additionally, we determined that a distribution of $0.56 per common unit would be made to the partners of the operating partnership and the holders of our Series D Convertible Preferred Shares. The distributions totaling $28.4 million were paid October 7, 2005.

13. Supplemental Disclosure of Non-Cash Activities
     During the three months ended September 30, 2005, we declared cash distributions totaling $28.4 million payable to holders of common shares, operating partnership units and Series D Convertible Preferred Shares. The distributions were paid October 7, 2005.
     Pursuant to our long-term incentive plan, during the nine months ended September 30, 2005, we issued 110,250 restricted common shares to various key employees. The shares, which had a market value of approximately $3.8 million based upon the per share price on the date of grant, were classified as unearned compensation and recorded in the shareholders’ equity section of the consolidated balance sheet. The unearned compensation is amortized quarterly as compensation expense over the three-year vesting period.
     During the nine months ended September 30, 2005, common shares in treasury increased $774,000 primarily relating to 27,548 common shares surrendered as payment of the exercise price and statutory withholdings for certain share options exercised during the period.
     During the nine months ended September 30, 2005, 84,714 common shares were issued pursuant to the conversion of 84,714 common units of our operating partnership. The common shares had a market value of approximately $3.2 million on the conversion date.
     We marked-to-market our investments in securities and our interest rate hedges. During the nine months ended September 30, 2005, we recorded unrealized gains of $5.2 million and unrealized gains of $128,000 on our interest rate hedges and investments in securities, respectively.
     In connection with the acquisitions and the consolidation of the Tysons International joint venture during the nine months ended September 30, 2005, we recorded and assumed approximately $68.4 million, $2.5 million, $760,000, and $111,000 of debt, liabilities, receivables, and other assets respectively. Also in connection with the acquisitions we issued 547,262 operating partnership units valued at $21.2 million.
     In connection with dispositions during the nine months ended September 30, 2005, we removed approximately $5.8 million and $6.0 million of receivables and liabilities, respectively.
     At June 30, 2005, we had 3,773,585 shares outstanding of Participating Cumulative Redeemable Preferred Shares of Beneficial Interest, Series D (the “Series D Preferred Shares”) held by Security Capital Preferred Growth, Incorporated. During the third quarter, pursuant to their rights under the agreement which allows Security Capital Preferred Growth, Incorporated to convert any or all of the Series D Preferred Shares into common shares on a one for one basis, Security Capital Preferred Growth, Incorporated converted 950,000 Series D Preferred Shares into 950,000 common shares. As a result, we have 2,823,585 Series D Preferred Shares outstanding at September 30, 2005. The book value of the shares converted was reclassified from “Preferred shares” to “Common shares” and “Additional paid-in capital” on our consolidated balance sheet.
14. Segment Information
     The tables below present information about segment assets, our investments in equity method investees, expenditures for additions to long-lived assets and revenues and income from continuing operations used by our chief operating decision maker as of and for the three and nine month periods ended September 30, 2005 and 2004:
For the Three Months Ended September 30, 2005
(in thousands)

							Corporate
							Not
	Mid-			Northern	Southern	Total	Allocable To	Consolidated
	Atlantic	Midwest (1)	Southwest (1)	California	California	Segments	Segments (2)	Total
Revenues	$29,354	$251	$34,013	$15,555	$10,466	$89,639	$381	$90,020

Income from continuing operations	$12,111	$(145)	$11,090	$4,872	$4,183	$32,111	$(25,029)	$7,082

Additions to long-lived assets:
Development/redevelopment	$268	$171	$656	$1,462	$4,625	$7,182	$—	$7,182
Purchase of real estate	—	—	—	109,484	—	109,484	—	109,484
Capital expenditures for in-service properties	1,877	938	4,709	1,888	1,231	10,643	—	10,643

Total additions	$2,145	$1,109	$5,365	$112,834	$5,856	$127,309	$—	$127,309

Investment balance in equity method investees	$—	$—	$4,779	$—	$—	$4,779	$—	$4,779

Assets	$774,633	$314,166	$697,445	$391,827	$290,658	$2,468,729	$77,057	$2,545,786

For the Three Months Ended September 30, 2004
(in thousands)

							Corporate
							Not
	Mid-			Northern	Southern	Total	Allocable To	Consolidated
	Atlantic	Midwest (1)	Southwest (1)	California	California	Segments	Segments (2)	Total
Revenues	$24,563	$180	$34,210	$9,626	$10,257	$78,836	$411	$79,247

Income from continuing operations	$11,280	$(160)	$11,391	$4,568	$3,904	$30,983	$(20,131)	$10,852

Additions to long-lived assets:
Development/redevelopment	$78	$664	$19	$370	$5,361	$6,492	$—	$6,492
Purchase of Real Estate	15	—	13	—	14,960	14,988	$—	14,988
Capital expenditures for in- service properties	1,840	3,017	4,973	2,069	1,569	13,468	—	13,468

Total additions	$1,933	$3,681	$5,005	$2,439	$21,890	$34,948	$—	$34,948

Investment balance in equity method investees	$8,736	$—	$4,170	$—	$—	$12,906	$—	$12,906

Assets	$611,496	$416,518	$708,074	$215,954	$273,485	$2,225,527	$25,421	$2,250,948

For the Nine Months Ended September 30, 2005
(in thousands)

							Corporate
							Not
	Mid-			Northern	Southern	Total	Allocable To	Consolidated
	Atlantic	Midwest (1)	Southwest (1)	California	California	Segments	Segments (2)	Total
Revenues	$83,988	$880	$97,302	$40,060	$30,731	$252,961	$1,698	$254,659

Income from continuing operations	$33,294	$(583)	$31,392	$13,085	$11,796	$88,984	$(65,246)	$23,738

Additions to long-lived assets:
Development/redevelopment	$326	$968	$1,394	$2,699	$16,278	$21,665	$—	$21,665
Purchase of real estate	155,040	—	—	111,369	—	266,409	—	266,409
Capital expenditures for in- service properties	15,031	2,270	15,918	2,610	4,378	40,207	—	40,207

Total additions	$170,397	$3,238	$17,312	$116,678	$20,656	$328,281	$—	$328,281

For the Nine Months Ended September 30, 2004
(in thousands)

							Corporate
							Not
	Mid-			Northern	Southern	Total	Allocable To	Consolidated
	Atlantic	Midwest (1)	Southwest (1)	California	California	Segments	Segments (2)	Total
Revenues	$72,998	$800	$96,572	$26,412	$30,351	$227,133	$1,701	$228,834

Income from continuing operations	$32,869	$604	$34,282	$11,829	$10,663	$90,247	$(56,292)	$33,955

Additions to long-lived assets:
Development/redevelopment	$93	$2,392	$198	$371	$6,340	$9,394	$—	$9,394
Purchase of real estate	15	—	123,336	34,780	32,684	190,815	—	190,815
Capital expenditures for in- service properties	5,730	7,534	12,279	5,031	4,069	34,643	—	34,643

Total additions	$5,838	$9,926	$135,813	$40,182	$43,093	$234,852	$—	$234,852

(1)	Segment information, other than revenues and income from continuing operations, is inclusive of those properties classified as held for sale in the Midwest and Southwest Regions at September 30, 2005.

(2)	Income from continuing operations included in “Corporate Not Allocable to Segments” consists of interest expense, general and administrative and service business expense, and amortization of deferred finance expense not allocated to segments. The assets not allocated to segments consist of escrowed funds, marketable securities, deferred financing charges and cash.

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
     The Statement, which originally was to take effect the beginning of the first interim or annual reporting period that begins after June 15, 2005 for public entities that do not file as small business issuers, was amended on April 14, 2005. The Securities and Exchange Commission adopted a new rule to amend the compliance dates, which now allows companies to implement the statement at the beginning of their next fiscal year. The Statement is not expected to have a material impact on our financial statements.
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

16. Pro Forma
     The following unaudited pro forma consolidated statements of income are presented as if all of the properties acquired between January 1, 2005 and September 30, 2005 had occurred January 1, 2005 and 2004.
     These pro forma consolidated statements of income should be read in conjunction with our historical consolidated financial statements and notes thereto for the three and nine months ended September 30, 2005, included in this Form 10-Q. The pro forma consolidated statements of income are not necessarily indicative of what actual results would have been had the acquisitions actually occurred on January 1, 2005 and 2004 nor purport to represent our operations for future periods.

	Nine Months Ended
Pro Forma	September 30,
(in thousands)	2005(1)	2004
Total revenue	$268,120	$253,076

Income applicable to common shareholders before discontinued operations	23,215	24,558

Net income applicable to common shareholders	81,289	37,726

Basic earnings per share:
Income applicable to common shareholders before discontinued operations	$0.51	$0.56
Net income applicable to common shareholders	$1.80	$0.86
Weighted average number of common shares outstanding	45,197	44,170
Diluted earnings per share:
Income applicable to common shareholders before discontinued operations	$0.51	$0.55
Net income applicable to common shareholders	$1.79	$0.85
Weighted average number of common shares and common share equivalents outstanding	45,459	44,358

(1) The pro forma results of operations for the nine months ended September 30, 2005 excludes a $2.2 million prepayment penalty due to its non-recurring nature. The $2.2 million loss is included in the line item “equity in (loss)/income of unconsolidated joint ventures and subsidiaries” on our consolidated statement of income during the three and nine months ended September 30, 2005.
17. Subsequent Events
     On October 3, 2005, we along with Brandywine Realty Trust(Brandywine), a Maryland real estate investment trust, agreed to combine our businesses by merging our company and a subsidiary of Brandywine under the terms of the merger agreement filed as Exhibit 2.1 of Brandywine’s Current Report on Form 8-K filed on October 4, 2005. Both of our boards of trustees have unanimously approved the merger, which we refer to as the REIT Merger.
     Upon completion of the REIT Merger, each of our common shares will be converted into the right to receive $21.50 in cash, subject to reduction by the amount of a special pre-closing cash dividend if the special pre-closing cash dividend is paid as described below, and 0.69 of a Brandywine common share. Cash will be paid in lieu of fractional shares. Because the portion of the merger consideration to be received in Brandywine common shares is fixed, the value of the consideration to be received by our common shareholders in the REIT Merger will depend upon the market price of Brandywine common shares at the time of the REIT Merger.
     As part of the merger transaction, we along with Brandywine have entered into separate agreements with The Prudential Insurance Company of America (Prudential). These agreements provide for the acquisition by Prudential (either on the day prior to, or the day of, the closing of the REIT Merger) of certain of our properties that contain up to an aggregate of approximately 4.3 million net rentable square feet for total consideration of up to approximately $747.7 million. As a condition precedent to the effectiveness of the acquisition agreements between Brandywine and or Prentiss and Prudential, Brandywine and Prentiss shall confirm that all conditions to such party’s and its affiliates’ obligations to effect the REIT merger have been irrevocably satisfied or waived in writing. We refer to the Prudential Acquisition as the Prudential Acquisition and we refer to the properties that Prudential will acquire as the Prudential Properties.
     If Prudential acquires the Prudential Properties on the day prior to the closing of the REIT Merger, we will cause our operating partnership to authorize a distribution payable to holders of our operating partnership common units on such date and then our board of trustees would declare a special cash dividend (which we refer to as the Special Dividend) that would be payable to holders of record of our common shares on such date and the cash portion of the REIT Merger consideration would be reduced by the per share amount of the Special Dividend. Our operating partnership distribution, and the Special Dividend, if declared, would be funded from net cash proceeds of the Prudential Acquisition. If Prudential acquires the Prudential Properties on the closing date of the

REIT Merger then the Special Dividend will not be declared and the cash portion of the REIT Merger consideration would not be reduced. Whether or not the Special Dividend is declared, the total cash that each of our shareholders will receive in connection with the consummation of the REIT Merger (either solely from the cash portion of the REIT Merger consideration or from a combination of the Special Dividend and the cash portion of the REIT Merger consideration) will equal the same aggregate amount and will be payable at the same time.
     On October 7, 2005, we exercised our right to complete a voluntary defeasance of our $180.1 million PPREFI portfolio loan and a $24.1 million mortgage loan collateralized by our Corporetum Office Campus properties. Pursuant to each defeasance, we transferred the mortgage loan to an unrelated successor entity along with proceeds necessary to acquire U.S. Treasury Securities sufficient to cover debt service including both interest and principal payments from the defeasance date through maturity of the loans. Proceeds used to defease the loans which totaled $216.4 million were funded with borrowings under our revolving credit facility.
     On October 14, 2005, we completed the sale of four industrials properties totaling approximately 682,000 net rentable square feet (“Chicago Industrial Properties”) located in Chicago, Illinois. The Chicago Industrial Properties were sold to an unrelated third party for approximately $30.0 million which resulted in a gain of sale of approximately $14.8 million. The proceeds of the sale were placed in escrow pending a Sec. 1031 like-kind asset exchange.
     On October 18, 2005, using the $37.2 million of sales proceeds from 123 North Wacker, $27.9 million of sales proceeds from the Chicago Industrial Properties, and additional borrowing under our revolving credit facility, we acquired from an unrelated third party, two office buildings with approximately 300,000 net rentable square feet. The properties are located in Herndon, Virginia and were acquired for gross proceeds of approximately $79.2 million. Additionally, we entered into a contract to acquire for $6.0 million a 1.6 acre parcel of land adjacent to the properties that can accommodate 120,000 square feet of new development. Closing of land is contingent on the seller receiving a waiver from a party holding a right of first refusal on the land.
     On October 27, 2005, we completed the sale, to an unrelated third party, of an office building containing approximately 101,000 net rentable square feet located in Dallas, Texas. The proceeds for the sale which totaled approximately $12.9 million, were used to repay a portion of outstanding borrowings under our revolving credit facility. As a result of the sale, subsequent to quarter end, we recognized a gain on sale of approximately $4.6 million.
     On October 31, 2005, we completed the sale to an unrelated third party, of one office building containing approximately 241,000 net rentable square feet located in Southfield, Michigan. The proceeds from the sale which totaled approximately $31.9 million, were used to repay a portion of outstanding borrowings under our revolving credit facility. As a result of the sale, subsequent to quarter end, we recognized a gain on sale of approximately $3.8 million.
     On November 1, 2005, using proceeds from our revolving credit facility, we paid off a $4.2 million loan collateralized by a property in Englewood, Colorado. The loan which was scheduled to mature on April 1, 2006, had an interest rate of 7.27%. In accordance with the terms of the loan, there were no prepayment penalties.

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
     As of September 30, 2005, we owned interests in a diversified portfolio of 130 primarily suburban Class A office and suburban industrial properties, the accounts of which were consolidated with and into the operations of our operating partnership.

	Number of	Net Rentable
	Buildings	Square Feet
		(in thousands)
Office properties	103	16,665
Industrial properties	27	2,203

Total	130	18,868

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
     The occupancy in our portfolio of operating properties slightly increased in the third quarter of 2005 to 89% at September 30, 2005 compared to 88% at December 31, 2004. Market rental rates have declined in each of our markets from peak levels and we believe there may be additional declines throughout the remainder of 2005. Rental rates on our office space that was re-leased during the first, second and third quarters of 2005 decreased an average of 3%, 9% and 5% respectively, in comparison to rates that were in effect under expiring leases.
     Our organization consists of a corporate office located in Dallas, Texas and five regional offices each of which operates under the guidance of a member of our senior management team. The following table presents third quarter 2005 regional revenues, which are included as part of income from continuing operations, and the 11 markets in which our properties are located, with the first market being the location of each regional office:

Region	Revenues	Market
	(in thousands)
Mid-Atlantic	$29,354	Metropolitan Washington D.C.
Midwest	251	Chicago, Suburban Detroit
Southwest	34,013	Dallas/Fort Worth, Austin, Denver
Northern California	15,555	Oakland, East Bay, Silicon Valley
Southern California	10,466	San Diego, Los Angeles

Total	$89,639

     In addition to the $89.6 million of regional revenues, during the three months ended September 30, 2005, we recognized $381,000 of revenue consisting of reimbursements from employees for their share of health care related costs of $139,000, interest income of $39,000 and $203,000 relating primarily to income derived from services performed for third parties not allocated to our regions.
     At September 30, 2005, we had 16.9 million square feet of in-place leases representing 89% of the 18.9 million net rentable square feet of our consolidated properties. Our leases generally range in term from 1 month to 15 years with an average term of 5 to 7 years. The following table presents, by region, the expiration of our 16.9 million square feet of in-place leases, which includes in-place leases for properties to be held and used and properties held for sale.

Square Feet
(in thousands)	Mid-Atlantic	Midwest	Southwest	Northern California	Southern California	Total
2005	79	30	71	57	145	382	2.3%
2006	674	427	322	96	253	1,772	10.5%
2007	488	112	861	343	682	2,486	14.7%
2008	348	551	493	237	367	1,996	11.8%
2009	584	210	976	205	446	2,421	14.4%
Thereafter	1,983	1,100	2,956	1,317	444	7,800	46.3%

	4,156	2,430	5,679	2,255	2,337	16,857	100.0%

     If one or more tenants fail to pay their rent due to bankruptcy, weakened financial condition or otherwise, our income, cash flow and ability to make distributions would be negatively impacted. At any time, a tenant may seek the protection of the bankruptcy laws, which could result in delays in rental payments or in the rejection and termination of such tenant leases.
Recent Developments
Merger
     On October 3, 2005, we along with Brandywine Realty Trust(Brandywine), a Maryland real estate investment trust, agreed to combine our businesses by merging our company and a subsidiary of Brandywine under the terms of the merger agreement filed as Exhibit 2.1 of Brandywine’s Current Report on Form 8-K filed on October 4, 2005 and described in more detail in the Registration Statement on Form S-4 filed by Brandywine on October 27, 2005. Both our board and Brandywine’s board of trustees of trustees have unanimously approved the merger, which we refer to as the REIT Merger.
     Upon completion of the REIT Merger, each of our common shares will be converted into the right to receive $21.50 in cash, subject to reduction by the amount of a special pre-closing cash dividend if the special pre-closing cash dividend is paid as described below, and 0.69 of a Brandywine common share. Cash will be paid in lieu of fractional shares. Because the portion of the merger consideration to be received in Brandywine common shares is fixed, the value of the consideration to be received by our common shareholders in the REIT Merger will depend upon the market price of Brandywine common shares at the time of the REIT Merger.
     As part of the merger transaction, we along with Brandywine have entered into separate agreements with The Prudential Insurance Company of America (referred to herein as Prudential). These agreements provide for the acquisition by Prudential (either on the day prior to, or the day of, the closing of the REIT Merger) of certain of our properties that contain up to an aggregate of approximately 4.3 million net rentable square feet for total consideration of up to approximately $747.7 million. As a condition precedent to the effectiveness of the acquisition agreements between Brandywine and or Prentiss and Prudential, Brandywine and Prentiss shall confirm that all conditions to such party’s and its affiliates’ obligations to effect the REIT merger have been irrevocably satisfied or waived in writing. We refer to the Prudential Acquisition as the Prudential Acquisition and we refer to the properties that Prudential will acquire as the Prudential Properties.
     If Prudential acquires the Prudential Properties on the day prior to the closing of the REIT Merger, we will cause our operating partnership to authorize a distribution payable to holders of our operating partnership common units on such date and then our board of trustees would declare a special cash dividend (which we refer to as the Special Dividend) that would be payable to holders of record of our common shares on such date and the cash portion of the REIT Merger consideration would be reduced by the per share amount of the Special Dividend. Our operating partnership distribution, and the Special Dividend, if declared, would be funded from net cash proceeds of the Prudential Acquisition. If Prudential acquires the Prudential Properties on the closing date of the REIT Merger then the Special Dividend will not be declared and the cash portion of the REIT Merger consideration would not be reduced. Whether or not the Special Dividend is declared, the total cash that each of our shareholders will receive in connection with the consummation of the REIT Merger (either solely from the cash portion of the REIT Merger consideration or from a combination of the Special Dividend and the cash portion of the REIT Merger consideration) will equal the same aggregate amount and will be payable at the same time.

     If we enter into a competing transaction, fail to call a shareholder meeting or our board of trustees withdraws or materially modifies its recommendation in favor of the merger, we would be obligated to pay Brandywine a $60.0 million termination fee. If the merger is not approved by our shareholders or we fail to comply with one of the obligations under the merger agreement and such failure causes the merger not to occur before April 1, 2006, we would be obligated to pay Brandywine an alternate fee of $12.5 million. In either case, we would also be required to reimburse Brandywine up to $6.0 million in fees. In certain limited circumstances, Brandywine may be required to pay us a $12.5 million fee and certain expenses.
Cityplace Center
     On April 22, 2004, we acquired from 7-Eleven, Inc., an unrelated third party, the Cityplace Center property, a 42-story, 1.3 million net rentable square foot class “AA” office building in Dallas, Texas. Under the terms of the purchase, 7-Eleven, Inc. executed a 504,351 square-foot lease at the property for a term of three years from the date of closing. 7-Eleven, Inc. had the option to extend the term of its lease an additional seven years by notifying us no later than October 21, 2005. The acquisition price of the building totaled approximately $123.3 million. In determining the amount we were willing to pay for property, we projected 7-Eleven’s departure from the building at the end of the initial 3-year term. The operating partnership was obligated to fund an additional $14.5 million if 7-Eleven, Inc. had exercised its extension option.
     7-Eleven, Inc. announced to the public on April 20, 2005, their intention to enter into a lease at a property to be constructed. 7-Eleven, Inc. did not exercise their extension option, thus, we anticipate that 7-Eleven, Inc. will vacate our property upon completion of the new property.
Third Quarter 2005 Transactions
Real Estate Transactions
     Our industry’s performance is generally predicated on a sustained pattern of job growth. In 2004, while the overall United States economy began to demonstrate economic growth, there were few indications that the economy was creating jobs at a pace sufficient to generate significant increases in demand for our office space.
     As a result of the recent weak economic climate, the office real estate markets have been materially impacted by higher vacancy rates. In 2003, vacancy rates appeared to peak in many of our markets and some positive net absorption of space started to occur. During 2004, all of our markets, with the exception of Downtown Chicago, experienced positive net absorption of space. In addition, the overall vacancy rates were down as compared to 2003. With the exception of Downtown Chicago, our markets have continued to experience positive net absorption in 2005. Although there are signs of improvement in the economic climate, we anticipate that leasing efforts will remain tough for the remainder of 2005. In the face of challenging market conditions, we have followed a disciplined approach to managing our operations. We are constantly reviewing our portfolio and the markets in which we operate to identify potential asset acquisitions, opportunities for development and where we believe significant value can be found, asset dispositions.
     At the direction of our board of trustees, during the first quarter of 2005, we initiated an analysis of our business strategy with respect to our commercial office real estate holdings in Chicago, Illinois and suburban Detroit, Michigan (our Midwest Region). Our Chicago portfolio consisted of 16 office properties containing approximately 2.4 million square feet and 4 industrial properties containing approximately 682,000 square feet. We own one office property in Detroit, Michigan containing approximately 241,000 square feet. As part of our analysis, Holliday Fenoglio Fowler, L.P. was retained as broker and has been marketing our Chicago and Detroit properties for sale. We have received purchase offers for all of the properties. After evaluating these offers, our board of trustees has unanimously approved our sale of the properties in the Midwest Region. In connection with the board’s actions:
(1)	Pursuant to Statement of Financial Accounting Standards, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” we classified the properties located within our Midwest Region as properties held for sale. As a result, we recognized an impairment charge of $10.2 million representing the excess of the carrying amount of five of our Chicago properties, containing approximately 322,000 net rentable square feet, over the estimated fair value of the properties, less the cost to sell.

(2)	On September 28, 2005, we completed the sale of one office property containing approximately 541,000 net rentable square feet, (our 123 North Wacker property) located in downtown Chicago to an unrelated third party. The property was sold for gross proceeds of approximately $170.2 million and resulted in a gain on sale of approximately $65.8 million. Proceeds from the sale were placed in escrow pending the completion of Sec. 1031 like-kind asset exchanges. An amount of $133.0 million was immediately released due to an already identified and completed acquisition and was used to repay a portion of the outstanding borrowings under our revolving credit facility. At September 30, 2005, $37.2 million remained in escrow.

(3)	On October 14, 2005, we completed the sale of four industrial properties containing approximately 682,000 net rentable square feet, (our Chicago Industrial properties) to an unrelated third party. The properties were sold for gross proceeds of approximately $30.0 million and resulted in a gain on sale of approximately $14.8 million. The proceeds were placed in escrow pending a Sec. 1031 like-kind asset exchange.

(4)	On October 31, 2005, we completed the sale of our Detroit office property containing approximately 241,000 net rentable square feet to an unrelated third party. The property was sold for gross proceeds of approximately $31.9 million and resulted in a gain on sale of approximately $3.8 million. The proceeds were used to repay a portion of the outstanding borrowings under our revolving credit facility.
     In addition to the properties located within our Midwest Region, on September 30, 2005, we classified one office property containing approximately 101,000 net rentable square feet located in Dallas/Fort Worth, a market within our Southwest Region, as held for sale. On October 27, 2005, we completed the sale of the property to an unrelated third party for gross proceeds of approximately $12.9 million and recorded a gain on sale of approximately $4.6 million.
     In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective for financial statements issued for fiscal years beginning after December 15, 2001, income and gain/(loss) for real estate properties sold and real estate properties held for sale are to be reflected in the consolidated statements of income as discontinued operations. Below is a summary of our combined results of operations from the properties disposed of or held for sale during the periods presented. The summary includes the results of operations before gain/(loss) on sale and the related loss on debt defeasance for the three and nine months ended September 30, 2005 and 2004, respectively:

	Three Months Ended		Nine Months Ended
Discontinued Operations:	September 30,		September 30,
(in thousands)	2005	2004	2005	2004
Property revenues:
Rental income	$16,916	$16,663	$50,547	$57,208
Other income	10	16	42	57

Property revenues	16,926	16,679	50,589	57,265

Property expenses:
Property operating and maintenance	4,072	3,437	12,610	14,570
Real estate taxes	3,269	3,293	9,520	10,252
Depreciation and amortization	3,090	4,498	12,760	15,446

Property expenses	10,431	11,228	34,890	40,268

Interest expense	(2,083)	(1,785)	(6,200)	(6,132)
Amortization of deferred financing costs	(10)	(5)	(41)	(5)
Loss on impairment of real estate	(10,196)	—	(10,196)	—

Income from discontinued operations	$(5,794)	$3,661	$(738)	$10,860

     On July 14, 2005, Prentiss Office Investors, L.P., acquired, from an unrelated third party, an office building with approximately 238,000 net rentable square feet. The property is located in the City Center submarket of the Oakland, California CBD and was acquired for gross proceeds of $40.0 million. Each partner contributed their pro rata share of the cash purchase price less debt assumed to Prentiss Office Investors, L.P. for the acquisition. Amounts contributed from the operating partnership were funded with proceeds from our revolving credit facility. As a part of the transaction, the venture assumed a $25.0 million non-recourse mortgage with a 5.175% interest rate that amortizes on a 30-year amortization schedule and has a maturity date of June 1, 2010.
     On August 12, 2005, our operating partnership acquired from an unrelated third party, a two building office complex with approximately 350,000 net rentable square feet. The properties are located in Concord, California and were acquired for gross proceeds of $69.5 million. The acquisition was funded through the issuance of 547,262 common units of our operating partnership valued at $21.2 million, the assumption of a non-recourse mortgage loan valued at $43.4 million, which included a $3.9 million adjustment to fair value, with the balance funded with proceeds from our revolving credit facility. The non-recourse mortgage bears interest at 7.2%, has a 25-year amortization schedule and a maturity date of January 1, 2012. We issued two letters of credit for $6.0 million and $590,000 in connection with the loan assumption in lieu of reserve escrow and tax escrow accounts, respectively.

     In accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations,” we allocated the purchase price of the properties acquired as follows:

Three Months Ended
(in thousands)	September 30, 2005

Land	$18,422
Buildings and improvements	$74,489
Tenant improvements and leasing commissions	$7,710
Above/(below) market lease value	$(1,523)
Other intangible assets	$10,386
Other Transactions
     On July 14, 2005, we completed a $100.0 million loan collateralized by two office buildings in Tyson’s Corner, Virginia. The interest rate is fixed at 4.84% and the monthly payments are interest only until August 10, 2008 at which time it converts to amortizing, on a 30-year amortization schedule, until the maturity date of August 10, 2015. The proceeds were used to repay a portion of the outstanding borrowings under our revolving credit facility.
     On July 26, 2005, we renewed our revolving credit facility, increased its capacity from $375.0 to $400.0 million and obtained an expansion right to $500.0 million. The facility also includes a right to extend the maturity date from July 26, 2008 to July 26, 2009. The interest rate on the facility will fluctuate based on our overall leverage with a range between LIBOR plus 85 basis points and LIBOR plus 135 basis points. The pricing on the renewed facility generally represents a 25 basis point to 30 basis point pricing reduction across the leverage grid and a modification of several covenants to the company’s benefit. Except as set forth above, the remaining terms of the revolving credit facility remain substantially unchanged. Banking participants in the revolving credit facility include JP Morgan Chase Bank as Administrative Agent; Bank of America as Syndication Agent; Commerzbank, EuroHypo, Societe General, PNC Bank, Sun Trust, Union Bank of California, Comerica Bank, Mellon Bank, Deutsche Bank, ING Real Estate Finance, US Bank and Wachovia Bank as Lenders.
     On July 26, 2005, and August 3, 2005, we modified our $75.0 million unsecured term loan with Commerzbank and our $100.0 million unsecured term loan with EuroHypo, respectively. The modifications were basically the same pricing and covenant changes that were incorporated into our revolving credit facility renewal as discussed above, with the expiration dates remaining unchanged at March 15, 2009 and May 22, 2008, respectively.
     On August 1, 2005, using proceeds from our revolving credit facility, we paid off a $45.5 million loan collateralized by a property in Oakland, California. The loan which was scheduled to mature on November 1, 2005 had an interest rate of 8.22%. In accordance with the terms of the loan, there were no prepayment penalties.
     On August 2, 2005, we completed the sale of our mortgage note receivable to an unrelated party for total proceeds of $1.0 million. The proceeds were used to repay a portion of the outstanding borrowings under our revolving credit facility.
     At June 30, 2005, we had 3,773,585 shares outstanding of Participating Cumulative Redeemable Preferred Shares of Beneficial Interest, Series D (the “Series D Preferred Shares”) held by Security Capital Preferred Growth, Incorporated. During the third quarter, pursuant to their rights under the agreement which allows Security Capital Preferred Growth, Incorporated to convert any or all of the Series D Preferred Shares into common shares on a one for one basis, Security Capital Preferred Growth, Incorporated converted 950,000 Series D Preferred Shares into 950,000 common shares. As a result, we have 2,823,585 Series D Preferred Shares outstanding at September 30, 2005. The book value of the shares converted was reclassified from “Preferred shares” to “Common shares” and “Additional paid-in capital” on our consolidated balance sheet.
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
Impairment of long-lived assets and long-lived assets to be disposed of
     Real estate, leasehold improvements and land holdings are classified as long-lived assets held for sale or long-lived assets to be held and used. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we record assets held for sale at the lower of the carrying amount or fair value, less cost to sell. We recognized an impairment loss of $10.2 million during the three months ended September 30, 2005, related to our Corporetum asset in Chicago, Illinois, which was classified as “held for sale” at September 30, 2005. With respect to assets classified as held and used, we periodically review these assets to determine whether our carrying amount will be recovered. Our operating real estate, which comprises the majority of our long-lived assets, had a carrying amount of $1.7 billion at September 30, 2005. A long-lived asset is considered impaired if its carrying amount exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Upon impairment, we would recognize an impairment loss to reduce the carrying amount of the long-lived asset to our estimate of its fair value. Our estimate of fair value and cash flows to be generated from our properties requires us to make assumptions related to future occupancy of our properties, future rental rates, tenant concessions, operating expenditures, property taxes, capital improvements, the ability of our tenants to perform pursuant to their lease obligations, the holding period of our properties and the proceeds to be generated from the eventual sale of our properties. If one or more of our assumptions proves incorrect or if our assumptions change, the recognition of an impairment loss on one or more properties may be necessary in the future. The recognition of an impairment loss would negatively impact earnings.
Allowance for doubtful accounts
     Accounts receivable are reduced by an allowance for amounts that we estimate to be uncollectible. Our receivable balance is comprised primarily of accrued rental rate increases to be received over the life of in-place leases as well as rents and operating cost recoveries due from tenants. We regularly evaluate the adequacy of our allowance for doubtful accounts considering such factors as credit quality of our tenants, delinquency of payment, historical trends and current economic conditions. At September 30, 2005, including the accounts receivable classified as “Properties and related assets held for sale, net,” we had total receivables of $64.9 million and an allowance for doubtful accounts of $4.5 million, resulting in a net receivable balance of $60.4 million. Of the $64.9 million in total receivables, $52.1 million represents accrued rental rate increases to be received over the life of in-place leases. It is our policy to reserve all outstanding receivables that are 90-days past due along with a portion of the remaining receivable balance that we feel is uncollectible based on our evaluation of the outstanding receivable balance. In addition, we increase our allowance for doubtful accounts for accrued rental rate increases, if we determine such future rent is uncollectible. Actual results may differ from these estimates under different assumptions or conditions. If our assumptions, regarding the collectibility of accounts receivable, prove incorrect, we may experience write-offs in excess of our allowance for doubtful accounts which would negatively impact earnings. The table below presents the net decrease to our allowance for doubtful accounts during the periods, amounts written-off as uncollectible during the periods and our allowance for doubtful accounts at September 30, 2005 and 2004.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in thousands)	2005	2004	2005		2004
Decrease in allowance for doubtful accounts	$(151)	$(551)	$(1,708)		$(3,698)

Amounts written off during the period	$(707)	$(390)	$(2,536	)(1)	$(4,469)

Allowance for doubtful accounts at period end	$4,498	$6,288	$4,498		$6,288

(1) Includes a $500,000 loss from impairment of mortgage loan recognized effective June 30, 2005.

Depreciable lives applied to real estate assets and improvements to real estate assets
     Depreciation on buildings and improvements is provided under the straight-line method over an estimated useful life of 30 to 40 years for office buildings and 25 to 30 years for industrial buildings. Significant betterments made to our real estate assets are capitalized and depreciated over the estimated useful life of the betterment. If our estimate of useful lives proves to be materially incorrect, the depreciation and amortization expense that we currently recognize would also prove to be materially incorrect. A change in our estimate of useful lives would therefore result in either an increase or decrease in depreciation and amortization expense and thus, a decrease or increase in earnings. The table below presents real estate related depreciation and amortization expense, including real estate depreciation and amortization expense included in income from continuing operations as well as discontinued operations, for the three and nine months ended September 30, 2005 and 2004:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in thousands)	2005	2004	2005	2004
Real estate depreciation and amortization from continuing operations	$23,070	$19,870	$63,852	$55,689
Real estate depreciation and amortization from discontinued operations	$3,090	$4,498	$12,760	$15,446
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

     Based on our estimates of the fair value of the components of each real estate property acquired between January 1, 2005 and September 30, 2005, we allocated the purchase price as follows:

Nine Months Ended
(in thousands)	September 30, 2005

Land	$41,421
Buildings and improvements	$181,500
Tenant improvements and leasing commissions	$23,632
Above/(below) market lease value	$(5,406)
Other intangible assets	$23,377
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
     Our objective in using derivatives is to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we use interest rate swaps as part of our cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without the exchange of the underlying principal amount. During the three months ended September 30, 2005, such derivatives were used to hedge the variable cash flows associated with a portion of our variable-rate debt.
     As of September 30, 2005, we did not have any derivatives designated as fair value hedges. Additionally, we do not use derivatives for trading or speculative purposes, and currently, we do not have any derivatives that are not designated as hedges.
     To determine the fair value of our derivative instruments, we use a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. For the majority of financial instruments including most derivatives, standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost, and termination cost are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized. Future cash inflows or outflows from our derivative instruments depend upon future borrowing rates. If assumptions about future borrowing rates prove to be materially incorrect, the recorded value of these agreements could also prove to be materially incorrect. Because we use the derivative instruments to hedge our exposure to variable interest rates, thus effectively fixing a portion of our variable interest rates, changes in future borrowing rates could result in our interest expense being either higher or lower than might otherwise have been incurred on our variable-rate borrowings had the rates not been fixed. The table below presents the amount by which cash payments made under our interest rate swap agreements exceeded cash receipts from our agreements during the three and nine month periods ended September 30, 2005 and 2004. The table also presents the estimated fair value of our in-place swap agreements as of September 30, 2005 and 2004.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
(in thousands)	2005	2004	2005	2004
Net cash paid under our interest rate swap agreements	$551	$3,364	$3,125	$8,685
Fair value of interest rate swaps at period end	$7,077	$(4,668)	$7,077	$(4,668)

Results of Operations
     Comparison of the three months ended September 30, 2005 to the three months ended September 30, 2004.
     The table below presents our consolidated statements of income for the three months ended September 30, 2005 and 2004:

	Three Months Ended
Consolidated Statements of Income	September 30,
(in thousands)	2005	2004
Revenues:
Rental income	$86,490	$76,032
Service business and other income	3,530	3,215

	90,020	79,247

Operating expenses:
Property operating and maintenance	24,008	19,881
Real estate taxes	8,320	6,441
General and administrative and personnel costs	4,997	3,423
Expenses of service business	3,099	2,670
Depreciation and amortization	23,242	20,014

	63,666	52,429

Other expenses:
Interest expense	19,294	15,795
Amortization of deferred financing costs	657	646

	19,951	16,441

Income from continuing operations before equity in income of unconsolidated joint ventures and subsidiaries and minority interests	6,403	10,377
Equity in income of unconsolidated joint ventures and subsidiaries	697	616
Minority interests	(18)	(141)

Income from continuing operations	7,082	10,852

Discontinued operations:
(Loss)/income from discontinued operations	(5,794)	3,661
Gain/(loss) from disposition of discontinued operations	65,756	(1,821)
Loss from debt defeasance related to sale of real estate	(68)	—
Minority interests related to discontinued operations	(2,163)	(138)

	57,731	1,702

Net income	$64,813	$12,554
Preferred dividends	(1,581)	(2,113)

Net income applicable to common shareholders	$63,232	$10,441

     Included below is a discussion of the significant events or transactions that have impacted our results of operations when comparing the three months ended September 30, 2005 to the three months ended September 30, 2004.
     Acquisition of Real Estate. Acquisitions are a key component of our external growth strategy. We selectively pursue acquisitions in our core markets when long-term yields make acquisitions attractive. Between July 1, 2004 and September 30, 2005, we acquired ten office properties containing in the aggregate approximately 1.9 million net rentable square feet as presented below:

					Net Rentable	Acquisition
			Month of	Number of	Square Feet (1)	Price
Acquired Properties	Segment	Market	Acquisition	Buildings	(in thousands)	(in millions)

Lakeside Point I & II (2)	Midwest	Chicago	Oct. 2004	2	198	32.6
2101 Webster	Northern Calif.	Oakland	Oct. 2004	1	459	65.7
President’s Plaza (2)	Mid-Atlantic	Metro Wash., DC	Feb. 2005	2	197	51.8
1676 International Drive (3)	Mid-Atlantic	Metro Wash., DC	May 2005	1	295	83.8
8260 Greensboro Drive (3)	Mid-Atlantic	Metro Wash., DC	May 2005	1	161	19.4
1333 Broadway (2)	Northern Calif.	Oakland	July 2005	1	238	40.0
Concord Airport Plaza	Northern Calif.	Concord	August 2005	2	350	69.5

				10	1,898	$362.8

(1)	Net rentable square feet defines the area of a property for which a tenant is required to pay rent, which includes the actual rentable area plus a portion of the common areas of the property allocated to a tenant.

(2)	Acquisitions were acquired by Prentiss Office Investors, L.P. which is owned 51% by our operating partnership and its affiliates and 49% by Stichting Pensioenfond ABP. The net rentable square feet and acquisition price is presented at 100%. Each partner contributed their pro rata share of the purchase price of each property to Prentiss Office Investors, L.P. prior to acquisition.

(3)	Our operating partnership held a 25% interest in the 1676 International Drive and 8260 Greensboro Drive properties prior to our acquisition of the remaining interest in May 2005. Purchase price represents amount paid for the 75% interest not previously owned.
     Real Estate Dispositions. During the period July 1, 2004 through September 30, 2005, we disposed of three office properties containing approximately 1.1 million net rentable square feet and four industrial properties containing approximately 91,000 net rentable square feet. Four industrial properties, containing 91,000 net rentable square feet in San Diego, were sold on July 23, 2004. One office property, containing 466,000 net rentable square feet, representing our only property in the Houston area, a market within our Southwest region, was sold on August 23, 2004. One office property, containing 136,000 net rentable square feet in the Chicago area, was sold on November 19, 2004. One office property, containing 541,000 net rentable square feet in downtown Chicago, was sold on September 28, 2005. In addition to our dispositions, we classified 17 office properties containing approximately 2.2 million net rentable square feet and 4 industrial properties containing approximately 682,000 net rentable square feet as “held for sale” as of September 30, 2005.
     The following is a discussion of the material changes in our consolidated statements of income and a discussion of the impact that the significant events or transactions, as described above, had on one or more line items of our consolidated statements of income when comparing the three months ended September 30, 2005 to the three months ended September 30, 2004.
     Rental Income. Rental income increased $10.5 million, or 13.8%. The real estate acquisitions resulted in increases of $10.1 million. Our other properties experienced an increase of $380,000.
     Service Business and Other Income. Service business and other income increased by $315,000, or 9.8%, primarily due to increases in fee income.
     Property Operating and Maintenance. Property operating and maintenance cost increased by $4.1 million, or 20.8%. The real estate acquisitions resulted in increases of $2.9 million. Property operating and maintenance expenses related to our other properties increased by $1.2 million due to general increases in operating expenses in addition to higher utility expenses.
     Real Estate Taxes. Real estate taxes increased $1.9 million, or 29.2%. The real estate acquisitions resulted in increases of $815,000. Real estate taxes related to our other properties increased by $1.1 million due to property value increases in 2005.
     General and Administrative and Personnel Costs. General and administrative and personnel cost increased by $1.6 million, or 46%. The increase in general and administrative and personnel costs was due to an increase in compensation expense under our long-term incentive plans and in amounts due participants under our deferred compensation plans. In addition, legal fees related to the proposed merger with Brandywine contributed to the increased costs.
     Expense of Service Business. Expenses of service business increased $429,000 or 16.1%, primarily due to an increase in compensation and employee benefit related expenses.
     Depreciation and Amortization. Depreciation and amortization increased $3.2 million, or 16.1%. The real estate acquisitions coming on-line resulted in increases of $4.2 million. Other properties decreased by $1.0 million which is attributable to increased amortization in the three months ended September 30, 2004 compared to September 30, 2005, which was the result of the acceleration of depreciation and amortization of certain tenant related improvements and deferred leasing charges due to early lease terminations.

     Interest Expense. Interest expense increased by $3.5 million, or 22.2%, primarily as a result of an increase in weighted average borrowings outstanding for the three months ended September 30, 2005 compared with the three months ended September 30, 2004. The increase was partially offset by a decrease in the weighted average interest rate paid on outstanding borrowings from 6.27% for the three months ended September 30, 2004 to 5.94% for the three months ended September 30, 2005, and an increase of $110,000 in capitalized interest resulting from increased development activity.
     Equity in income of unconsolidated joint ventures and subsidiaries. Equity in income of unconsolidated joint ventures and subsidiaries increased by $81,000, or 13.1%. The equity in earnings from Broadmoor Austin Associates accounted for a $53,000 increase and Tysons International Partners accounted for a $28,000 increase. The equity in earnings of Tysons was a loss of $28,000 for the three months ended September 30, 2004. In May 2005, we acquired the remaining 75% interest in the properties owned by Tysons International Partners. Subsequent to the acquisition, the accounts of Tysons International Partners were consolidated with and into the accounts of our operating partnership.
     Minority Interests. Minority interests decreased by $123,000, or 87.2%, primarily due to the minority interest holders’ proportionate share of the decrease in income from continuing operations, offset by an increase in the minority interest holders’ proportionate share of income from continuing operations attributable to the 547,262 common units issued in August 2005.
     Discontinued Operations. Discontinued operations increased by $56.0 million, primarily due to the $65.8 million gain on sale from 123 North Wacker in Chicago, Illinois. The gain on sale was partially offset by an impairment charge of $10.2 million related to our Corporetum asset in Chicago, Illinois.

Results of Operations
Comparison of the nine months ended September 30, 2005 to the nine months ended September 30, 2004.
     The table below presents our consolidated statements of income for the nine months ended September 30, 2005 and 2004:

	Nine Months Ended
Consolidated Statements of Income	September 30,
(in thousands)	2005	2004
Revenues:
Rental income	$244,605	$219,244
Service business and other income	10,054	9,590

	254,659	228,834

Operating expenses:
Property operating and maintenance	66,745	55,341
Real estate taxes	23,784	20,064
General and administrative and personnel costs	11,569	8,793
Expenses of service business	8,646	6,785
Depreciation and amortization	64,354	56,085

	175,098	147,068

Other expenses:
Interest expense	52,772	45,454
Amortization of deferred financing costs	1,916	1,779

	54,688	47,233

Income from continuing operations before equity in (loss)/income of unconsolidated joint ventures and subsidiaries, loss on investment in securities, loss from impairment of mortgage loan and minority interests	24,873	34,533
Equity in (loss)/income of unconsolidated joint ventures and subsidiaries	(148)	1,790
Loss on investment in securities	—	(420)
Loss from impairment of mortgage loan	(500)	—
Minority interests	(487)	(1,948)

Income from continuing operations	23,738	33,955

Discontinued operations:
(Loss)/income from discontinued operations	(738)	10,860
Gain from disposition of discontinued operations	65,773	8,364
Loss from debt defeasance related to sale of real estate	(68)	(5,316)
Minority interests related to discontinued operations	(2,371)	(740)

	62,596	13,168

Income before gain on sale of land and an interest in a real estate partnership	86,334	47,123

Gain on sale of land and an interest in a real estate partnership	—	1,222

Net income	$86,334	$48,345
Preferred dividends	(5,807)	(7,939)

Net income applicable to common shareholders	$80,527	$40,406

     Included below is a discussion of the significant events or transactions that have impacted our results of operations when comparing the nine months ended September 30, 2005 to the nine months ended September 30, 2004.
     Acquisition of Real Estate. Acquisitions are a key component of our external growth strategy. We selectively pursue acquisitions in our core markets when long-term yields make acquisitions attractive. Between January 1, 2004 and September 30, 2005, we acquired fifteen office properties containing in the aggregate approximately 3.6 million net rentable square feet as presented below:

					Net Rentable	Acquisition
			Month of	Number of	Square Feet (1)	Price
Acquired Properties	Segment	Market	Acquisition	Buildings	(in thousands)	(in millions)

Cityplace Center	Southwest	Dallas/Ft. Worth	April 2004	1	1,296	$123.3
The Bluffs (2)	Southern Calif.	San Diego	May 2004	1	69	17.7
5500 Great America Parkway	Northern Calif.	Silicon Valley	May 2004	3	306	34.8
Lakeside Point I & II (2)	Midwest	Chicago	Oct. 2004	2	198	32.6
2101 Webster	Northern Calif.	Oakland	Oct. 2004	1	459	65.7
President’s Plaza (2)	Mid-Atlantic	Metro Wash., DC	Feb. 2005	2	197	51.8
1676 International Drive (3)	Mid-Atlantic	Metro Wash., DC	May 2005	1	295	83.8
8260 Greensboro Drive (3)	Mid-Atlantic	Metro Wash., DC	May 2005	1	161	19.4
1333 Broadway (2)	Northern Calif.	Oakland	July 2005	1	238	40.0
Concord Airport Plaza	Northern Calif.	Concord	August 2005	2	350	69.5

				15	3,569	$538.6

(1)	Net rentable square feet defines the area of a property for which a tenant is required to pay rent, which includes the actual rentable area plus a portion of the common areas of the property allocated to a tenant.

(2)	Acquisitions were acquired by Prentiss Office Investors, L.P. which is owned 51% by our operating partnership and its affiliates and 49% by Stichting Pensioenfond ABP. The net rentable square feet and acquisition price is presented at 100%. Each partner contributed their pro rata share of the purchase price of each property to Prentiss Office Investors, L.P. prior to acquisition.

(3)	Our operating partnership held a 25% interest in the 1676 International Drive and 8260 Greensboro Drive properties prior to our acquisition of the remaining interest in May 2005. Purchase price represents amount paid for the 75% interest not previously owned.

Real Estate Dispositions. During the period January 1, 2004 through September 30, 2005, we disposed of nine office properties containing approximately 1.7 million net rentable square feet and four industrial properties containing approximately 91,000 net rentable square feet. Six properties, containing 566,000 net rentable square feet, representing our only properties in the Sacramento area, a market within our Northern California region, were sold on May 20, 2004. Four industrial properties, containing 91,000 net rentable square feet in San Diego, were sold on July 23, 2004. One office property, containing 466,000 net rentable square feet, representing our only property in the Houston area, a market within our Southwest region, was sold on August 23, 2004. One office property, containing 136,000 net rentable square feet in the Chicago area, was sold on November 19, 2004. One office property, containing 541,000 net rentable square feet in downtown Chicago, was sold on September 28, 2005. In addition to our dispositions, we classified 17 office properties containing approximately 2.2 million net rentable square feet and 4 industrial properties containing approximately 682,000 net rentable square feet as “held for sale” as of September 30, 2005.
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
     The following is a discussion of the material changes in our consolidated statements of income and a discussion of the impact that the significant events or transactions, as described above, had on one or more line items of our consolidated statements of income when comparing the nine months ended September 30, 2005 to the nine months ended September 30, 2004.
Rental Income. Rental income increased $25.4 million, or 11.6%. The real estate acquisitions resulted in increases of $31.9 million. Our other properties experienced a decrease of $6.5 million primarily due to a decrease in termination fee income of $4.1 million and a decrease in rental income relating primarily to rental rate declines for newly executed leases compared to expiring leases. Termination fees for the nine months ended September 30, 2005 were $3.0 million compared to $7.1 million for the nine months ended September 30, 2004.
Service Business and Other Income. Service business and other income increased by $464,000, or 4.8%, primarily due to increases in fee income.
Property Operating and Maintenance. Property operating and maintenance cost increased by $11.4 million, or 20.6%. The real estate acquisitions resulted in increases of $9.8 million. Property operating and maintenance expenses related to our other properties increased by $1.6 million. This increase was due to increased operating costs, offset by a decrease in bad debt expense.

Real Estate Taxes. Real estate taxes increased $3.7 million, or 18.5%. The real estate acquisitions resulted in increases of $2.9 million. Real estate taxes related to our other properties increased by $800,000 due to property value increases in 2005.
General and Administrative and Personnel Costs. General and administrative and personnel cost increased by $2.8 million, or 31.6%. The increase in general and administrative and personnel costs was primarily due to compensation expense under our long-term incentive plans offset by a decrease in amounts due participants under our deferred compensation plans. In addition, legal fees related to the proposed merger with Brandywine contributed to the increased costs.
Expense of Service Business. Expenses of service business increased $1.9 million or 27.4%, primarily due to an increase in compensation and employee benefit related expenses.
Depreciation and Amortization. Depreciation and amortization increased $8.3 million, or 14.7%. The real estate acquisitions coming on-line resulted in increases of $11.9 million. Other properties decreased by $3.6 million which is attributable to increased amortization in the nine months ended September 30, 2004 compared to September 30, 2005, which was the result of the acceleration of depreciation and amortization of certain tenant related improvements and deferred leasing charges due to early lease terminations.
Interest Expense. Interest expense increased by $7.3 million, or 16.1%, primarily as a result of an increase in weighted average borrowings outstanding for the nine months ended September 30, 2005 compared with the nine months ended September 30, 2004. The increase was partially offset by a decrease in the weighted average interest rate paid on outstanding borrowings from 6.32% for the nine months ended September 30, 2004 to 5.92% for the nine months ended September 30, 2005, and an increase of $822,000 in capitalized interest resulting from increased development activity.
Equity in (loss)/income of unconsolidated joint ventures and subsidiaries. Equity in (loss)/income of unconsolidated joint ventures and subsidiaries decreased by $1.9 million, primarily due to our pro rata share of the penalty for early debt extinguishment related to the prepayment of the outstanding borrowings of Tysons International Partners prior to our acquisition of the remaining 75% interest in May 2005.
Loss on Investment in Securities. Loss on Investment in Securities decreased by $420,000, or 100% during the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. In August 2000, we invested $423,000 in Narrowcast Communications Corporation, a provider of an electronic tenant information service known as Elevator News Network. During the nine months ended September 30, 2004, we received a return of investment of approximately $3,000 and recorded a loss on investment of approximately $420,000.
Loss from impairment of mortgage loan. The loss on impairment of mortgage loan of $500,000 relates to a $4.4 million note receivable associated with a real estate sales transaction completed in 2001. In fourth quarter of 2004, we wrote the note down to $1.5 million and recognized an impairment loss of $2.9 million. In an effort to reflect our estimate of the realizable value of the note during the second quarter of 2005, we recognized an additional $500,000 write-down to the note. On August 2, 2005, we completed the sale of our note receivable to an unrelated third party for total proceeds of $1.0 million.
Minority Interests. Minority interests decreased by $1.5 million, or 75%, primarily due to the decrease in the proportionate share of net income attributable to the Series B Cumulative Redeemable Perpetual Preferred unitholders resulting from the repurchase of these units on February 24, 2004 and the minority interest holders’ proportionate share of the decrease of income from continuing operations, partially offset by an increase in the minority interest holders’ proportionate share of the income from continuing operations attributable to the 547,262 common units issued in August 2005.
Discontinued Operations. Discontinued operations increased by $49.4 million, primarily due to the $65.8 million gain on sale from 123 North Wacker in Chicago, Illinois. The gain on sale was partially offset by impairment charge of $10.2 million related to our Corporetum asset in Chicago, Illinois.
Gain on sale of a Partnership Interest. Gain on sale of a partnership interest decreased by $1.2 million. During the nine months ended September 30, 2004, we recognized a gain due to selling an interest in a real estate partnership.
Liquidity and Capital Resources
     Cash and cash equivalents were $8.8 million and $8.6 million at September 30, 2005 and December 31, 2004, respectively. The increase in cash and cash equivalents is a result of net cash provided by operating and financing activities exceeding net cash used in investing activities for the nine months ended September 30, 2005.
     Cash flows provided by operating activities totaled $92.1 million for the nine months ended September 30, 2005 compared to $105.7 million for the nine months ended September 30, 2004. The change in cash flows from operating activities is attributable to (1) the factors discussed in our analysis of results of operations for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 and (2) the timing of receipt of revenues and payment of expenses which is evidenced by cash outflows of $24.9 million for the nine months ended September 30, 2005 compared to $13.1 million for the nine months ended September 30, 2004 related to the changes in assets and liabilities.
     Net cash used in investing activities totaled $122.7 million for the nine months ended September 30, 2005 compared to $21.3 million for the nine months ended September 30, 2004. The increase in cash used in investing activities of $101.4 million is due primarily to decreases of $69.3 million of cash generated from the sale of a 49% interest in Prentiss Office Investors, L.P., $9.5 million in cash generated from the sale/repayment of certain notes receivable, and $3.0 million of cash generated from the sale of real estate, and increases of $12.3 million in cash used in development and redevelopment of real estate, $5.6 million in cash used for capital expenditures related to in-service properties, and $17.1 million in cash used to fund an investment in an unconsolidated subsidiary, offset by a decrease of $15.1 million of cash used to acquire real estate assets.
     Net cash generated from financing activities totaled $30.9 million for the nine months ended September 30, 2005 compared to net cash used of $83.4 million for the nine months ended September 30, 2004. The increase in net cash generated from financing activities of $114.3 million is due primarily to a decrease of $105.0 million in cash used for the redemption of preferred units, a decrease of $891,000 for the repurchase of operating partnership units, an increase in net borrowings of $15.1 million, an increase in capital contributions from minority interest partners in consolidated joint ventures of $21.6 million, a decrease in distributions of $32.9 million, offset by a decrease in cash generated from the sale of common shares of $61.8 million.
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
     Our net cash flow from operations is generally derived from rental revenues and operating expense reimbursements from tenants and, to a limited extent, from fees generated by our office and industrial real estate management service business. Our net cash flow from operations is therefore dependent upon the occupancy level of our properties, the collectibility of rent from our tenants, the level of operating and other expenses, and other factors. Material changes in these factors may adversely affect our net cash flow from operations. Such changes, in turn, would adversely affect our ability to fund distributions, debt service, capital improvements and non- revenue enhancing tenant improvements. In addition, a material adverse change in our net cash flow from operations may affect the financial performance covenants under our revolving credit facility. If we fail to meet any of our financial performance covenants, our revolving credit facility may become unavailable to us, or the interest charged on the revolving credit facility may increase. Either of these circumstances could adversely affect our ability to fund working capital and revenue enhancing tenant improvements, unanticipated cash needs, acquisitions and development costs.
     In order to qualify as a REIT for federal income tax purposes, we must distribute at least 90% of our taxable income, excluding capital gains. We expect to make distributions to our shareholders primarily based on our cash flow from operations distributed by our operating partnership. We anticipate that our short-term liquidity needs will be fully funded from cash flows provided by operating activities and, when necessary to fund shortfalls resulting from the timing of collections of accounts receivable in the ordinary course of business, from our revolving credit facility. In the event that our cash flow needs exceed cash flows provided by operating activities, it may be necessary to incur additional debt or sell real estate properties to fund such cash flow needs.
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
Debt Financing
     As of September 30, 2005, we had consolidated outstanding total indebtedness of approximately $1.4 billion. The amount of indebtedness that we may incur, and the policies with respect thereto, is not limited by our declaration of trust and bylaws, and is solely within the discretion of our board of trustees, limited only by various financial covenants in our credit agreements.
     Approximately $810.3 million or 59.7% of our outstanding consolidated debt was subject to fixed rates with a weighted average interest rate of 6.67% at September 30, 2005. Of the remaining $546.4 million, or 40.3%, representing our variable rate debt, $375.0 million was effectively locked at September 30, 2005 at an interest rate (before the spread over LIBOR) of 3.86% through our interest rate swap agreements. At September 30, 2005, we had variable rate debt of $171.4 million, which was not fixed through interest rate swap agreements.

     The following table sets forth our mortgages and notes payable, including our unconsolidated joint venture debt and $121.8 million, which is included as “Mortgages and notes payable related to properties held for sale” as of September 30, 2005:

	Current
	Balance
Borrower/Description	(000’s)	Amortization	Interest Rate	Maturity

Consolidated Entities

Burnett Plaza Associates
Burnett Plaza	$114,200	30 yr	5.02%	April 1, 2015
PL Properties Associates, L.P.
Park West C2	32,493	30 yr	6.63%	November 10, 2010
Prentiss Properties Acquisition Partners, L.P.
Highland Court	4,247	25 yr	7.27%	April 1, 2006
Plaza I & II	6,708	18 yr	7.75%	January 1, 2007
Revolving Credit Facility	91,500	None	LIBOR + .950%	July 26, 2008
Collateralized Term Loan (1)	30,000	None	LIBOR + 1.150%	September 30, 2007
Unsecured Term Loan – EuroHypo I	100,000	None	LIBOR + .950%	May 22, 2008
Unsecured Term Loan – Commerzbank	75,000	None	LIBOR + .950%	March 15, 2009
7101 Wisconsin Avenue	19,862	30 yr	7.25%	April 1, 2009
Unsecured Term Loan – EuroHypo II	13,550	30 yr	7.46%	July 15, 2009
The Ordway	46,988	30 yr	7.95%	August 1, 2010
World Savings Center	27,962	30 yr	7.91%	November 1, 2010
One O’Hare Centre	38,617	30 yr	6.80%	January 10, 2011
3130 Fairview Park Drive	21,664	30 yr	7.00%	April 1, 2011
Research Office Center I-III	42,985	28 yr	7.64%	October 1, 2011
Concord Airport Plaza	43,315	25 yr	5.25%	January 1, 2012
Bannockburn Centre	25,600	30 yr	8.05%	June 1, 2012
Del Mar Loan	42,969	30 yr	7.41%	June 1, 2013
8260 Greensboro & 1676 International Drive	100,000	30 yr	4.84%	August 10, 2015
Prentiss Properties Capital Trust I Debenture	52,836	None	LIBOR + 1.250%	March 30, 2035
Prentiss Properties Capital Trust II Debenture	25,774	None	LIBOR + 1.250%	June 30, 2035
Prentiss Properties Corporetum, L.P.
Corporetum Office Campus (2)	24,084	30 yr	7.02%	February 1, 2009
Prentiss Properties Real Estate Fund I, L.P.
PPREFI Portfolio Loan (2) (3)	180,100	None	7.58%	February 26, 2007
Prentiss Office Investors, L.P. (4)
The Bluffs	10,700	None	LIBOR + 1.300%	July 23, 2009
Collateralized Term Loan – Mass Mutual (5)	85,000	None	LIBOR + 0.850%	August 1, 2009
Lakeside Point I & II	20,000	None	LIBOR + 1.100%	December 1, 2009
President’s Plaza I & II	30,900	None	LIBOR + 1.150%	May 4, 2010
1333 Broadway	24,915	30 yr	5.175%	June 1, 2010
Prentiss/Collins Del Mar Heights, LLC (6)
High Bluff Ridge Construction Loan	24,661	None	LIBOR + 1.400%	September 1, 2007

Total Consolidated Outstanding Debt	$1,356,630

Unconsolidated Entities

Broadmoor Austin Associates
Broadmoor Austin (7)	$126,719	16 yr	7.04%	April 10, 2011

Total Unconsolidated Outstanding Debt	$126,719

(1)	The Term Loan is collateralized by the following two properties: 8521 Leesburg Pike and the IBM Call Center.

(2)	On October 7, 2005, we exercised our right to complete a voluntary defeasance of our $180.1 million PPREFI portfolio loan and a $24.1 million mortgage loan collateralized by our Corporetum Office Campus properties. Pursuant to each defeasance, we transferred the mortgage loan to an unrelated successor entity along with proceeds necessary to acquire U.S. Treasury Securities sufficient to cover debt service including both interest and principal payments from the defeasance date through maturity of the loans. Proceeds used to defease the loans which totaled $216.4 million were funded with borrowings under our revolving credit facility.

(3)	The PPREFI Portfolio Loan is collateralized by the following 36 properties: the Los Angeles industrial properties (18 properties), the Chicago industrial properties (4 properties), the Cottonwood Office Center (3 properties), Park West E1 and E2 (2 properties), One Northwestern Plaza, 3141 Fairview Park Drive, 13825 Sunrise Valley Drive, O’Hare Plaza II, 1717 Deerfield Road, 2411 Dulles Corner Road, 4401 Fair Lakes Court, the WestPoint Office Building and the PacifiCare Building.

(4)	Our operating partnership owns a 51% interest in Prentiss Office Investors, L.P. The accounts of Prentiss Office Investors, L.P. are consolidated with and into the accounts of the operating partnership. The amounts shown reflect 100% of the debt balance.

(5)	The Term Loan is collateralized by the following 9 properties: Camino West Corporate Park, Carlsbad Airport Plaza, La Place Court (2 properties), Pacific Ridge Corporate Centre (2 properties), Pacific View Plaza, Corporate Lakes III, and 2291 Wood Oak Drive.

(6)	Our operating partnership and its affiliates own a 70% interest in Prentiss/Collins Del Mar Heights, LLC. The accounts of Prentiss/Collins Del Mar Heights, LLC are consolidated with and into the accounts of the operating partnership. The amount shown reflects 100% of the debt balance.

(7)	We own a 50% non-controlling interest in the entity that owns the Broadmoor Austin properties, which interest is accounted for using the equity method of accounting. The amount shown reflects 100% of the non-recourse mortgage indebtedness collateralized by the properties.

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
     Under our loan agreements, we are required to satisfy various affirmative and negative covenants, including limitations on total indebtedness, total collateralized indebtedness and cash distributions, as well as obligations to maintain certain minimum tangible net worth and certain minimum interest coverage ratios. Our credit agreements limit total indebtedness to 55% of total assets and require a debt service coverage ratio of at least 2 to 1. Our credit agreements provide for a 30-day period to cure a default caused by our failure to punctually and properly perform, observe and comply with the covenants contained therein. The agreements also provide for an additional 75-day period if such failure is not capable of being cured within 30-days and we are diligently pursuing the cure thereof. We were in compliance with these covenants at September 30, 2005.
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
     We may employ forwards or purchased options to hedge qualifying anticipated transactions. Gains and losses are deferred and recognized in net income in the same period that the anticipated transaction occurs, expires or is otherwise terminated. The following table summarizes the notional amounts and fair values of our derivative financial instruments at September 30, 2005. The notional amount provides an indication of the extent of our involvement in these instruments as of the balance sheet date, but does not represent exposure to credit, interest rate or market risks.

		Swap Rate Received
Notional	Swap Rate Paid	(Variable) at
Amount	(Fixed)	September 30, 2005	Swap Maturity	Fair Value
				(in thousands)
$20 million	5.985%	3.86%	March 2006	$(154)
$30 million	5.990%	3.86%	March 2006	(231)
$50 million	2.270%	3.86%	August 2007	1,936
$25 million	2.277%	3.86%	August 2007	965
$70 million(1)	4.139%	3.86%	August 2008	618
$30 million	3.857%	3.86%	September 2008	523
$30 million	3.819%	3.86%	October 2008	555
$20 million	3.819%	3.86%	October 2008	370
$50 million	3.935%	3.86%	May 2009	922
$30 million	3.443%	3.86%	October 2009	1,170
$20 million (1)	4.000%	3.86%	February 2010	403

Total				$7,077

(1)	The interest rate swap agreement was executed by Prentiss Office Investors, L.P., a partnership which is 51% owned by our operating partnership.

     The interest rate swaps effectively lock in our cost of funds at the swap rate paid (before the spread over LIBOR) on variable rate borrowings for principal amounts equal to the respective notional amounts above.
Capital Improvements
     Our properties require periodic investments of capital for tenant-related capital expenditures and for general capital improvements. The majority of capital required relates to tenant-related capital expenditures and is dependent upon our leasing activity. Our leasing activity is a function of the percentage of our in-place leases expiring in current and future periods accompanied by our exposure to tenant defaults and our ability to increase the average occupancy of our portfolio. For the nine months ended September 30, 2005, capital expenditures related to our in-service properties totaled $40.2 million. We classify capital expenditures for in-service properties as non-incremental and incremental revenue-enhancing capital expenditures representing our estimate of recurring versus non-recurring capital requirements, respectively. Our non-incremental and incremental capital expenditures for the nine months ended September 30, 2005 totaled approximately $32.2 million and $8.0 million, respectively.
Equity Financing
     During the three months ended September 30, 2005, we issued 1,118,286 common shares of beneficial interest, par value $0.01 per share. The table below details the common shares issued during the period, common shares in treasury activity during the period and the common shares outstanding at September 30, 2005:

Common shares outstanding at June 30, 2005	45,174,605

Common shares issued:
Conversion of operating partnership units	46,981
Conversion of preferred shares	950,000
Dividend Reinvestment and Share Purchase Plan	995
Trustees’ Share Incentive Plan	855
Share options exercised	119,455

1,118,286

Common shares placed in treasury/issued from treasury:
Common shares surrendered in connection with share options exercised	(27,548)
Common shares placed in treasury in connection with our Key Employee Share Option Plan	(902)
Common shares issued from treasury in connection with our Key Employee Share Option Plan	2,943

Common shares outstanding at September 30, 2005	46,267,384

Off-Balance Sheet Arrangements
     At September 30, 2005 we held a non-controlling 50% interest in Broadmoor Austin Associates.
     Our investment in Broadmoor Austin Associates totaling $4.8 million represents less than 0.2% of our total assets as of September 30, 2005 and contributed 2.2% of our cash flow from operations for the nine months ended September 30, 2005. Our investment, however, does provide us with several benefits including increased market share, improved commitment to the property from the tenant/partner and management fee income.
     Broadmoor Austin Associates represents a real estate joint venture which owns and operates office properties in Austin, Texas. We act as managing venture partner and have the authority to conduct the business affairs of each joint venture, subject to approval and veto rights of the other venture partner. We account for our interest in this joint venture using the equity method of accounting. In addition to our real estate related investment, at September 30, 2005, we held $1.6 million of common securities issued by Prentiss Properties Capital Trust I and $774,000 of common securities issued by Prentiss Properties Capital Trust II which we account for using the cost method of accounting.
     The following information summarizes the financial position at September 30, 2005 for the investments in which we held an unconsolidated interest at September 30, 2005:

Summary of Financial Position:				Company’s
(in thousands)	Total Assets	Total Debt(1)	Total Equity	Investment
Broadmoor Austin Associates	$96,153	$126,719	$(33,308)	$4,779
Other Investments	—	—	—	2,360

				$7,139

     The following information summarizes the results of operations for the unconsolidated investments which impacted our results of operations for the three and nine months ended September 30, 2005.

			Company’s
Summary of Operations for the Three Months Ended September 30, 2005:	Total	Net	Share of Net
(in thousands)	Revenue	Income	Income
Broadmoor Austin Associates	$5,646	$1,394	$697

			$697

			Company’s
Summary of Operations for the Nine Months Ended September 30, 2005:	Total	Net	Share of Net
(in thousands)	Revenue	Income	Income
Broadmoor Austin Associates	$16,938	$4,135	$2,068
Tysons International Partners(2)	4,228	(8,864)	(2,216)

			$(148)

(1)	The mortgage debt, which is non-recourse, is collateralized by the individual real estate properties within the venture. Our proportionate share of the non-recourse mortgage debt totaled $63.4 million at September 30, 2005.

(2)	At December 31, 2004, we owned a 25% non-controlling interest in Tysons International Partners, an entity, which owns two office properties containing 456,000 net rentable square feet in the Northern Virginia area. On May 2, 2005, we acquired the remaining 75% interest in the properties owned by the joint venture. Prior to our acquisition of the remaining 75% for $103.2 million, we contributed to the joint venture $14.7 million representing our pro rata share of the outstanding indebtedness on the properties. As a condition of closing, out of proceeds from the sale and our capital contribution, the joint venture prepaid the outstanding indebtedness collateralized by the properties. The prepayment amount totaled $67.6 million of which $8.8 million represented a prepayment penalty. Net income for Tysons International Partners for the nine months ended September 30, 2005 includes the $8.8 million loss from debt prepayment but excludes the gain on sale resulting from our acquisition of the remaining 75% interest in the joint venture.

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
Contractual Obligations and Commercial Commitments
     We have contractual obligations including mortgages and notes payable and ground lease obligations. The table below presents, as of September 30, 2005, our future scheduled principal repayments of our consolidated mortgages and notes payable and ground lease obligations of our consolidated properties:

Contractual Obligations	Payments Due by Period
(in thousands)	Total	2005	2006/2007	2008/2009	Thereafter
Mortgages and notes payable	$1,356,630	$1,792	$260,258	$456,302	$638,278
Capital lease obligations	—	—	—	—	—
Ground leases	30,137	105	841	848	28,343
Unconditional purchase obligations	—	—	—	—	—
Other long-term obligations	—	—	—	—	—

Total contractual cash obligations	$1,386,767	$1,897	$261,099	$457,150	$666,621

     Our mortgages and notes payable consists of $810.3 million and $546.4 million of fixed rate and variable rate debt obligations, respectively. At September 30, 2005, our fixed rate debt obligations were subject to a weighted average interest rate of 6.67% and our variable rate debt obligations were subject to interest rates that range from 30-day LIBOR plus 85 basis points to 30-day LIBOR plus 140 basis points. $375.0 million of our variable rate debt was effectively locked at an interest rate before the spread over LIBOR of 3.86% through our interest rate swap agreements. Interest payable under our mortgages and notes payable outstanding at September 30, 2005 are as follows:

	Payments Due by Period
(in thousands)	Total	2005	2006/2007	2008/2009	Thereafter
Interest payable(1)	460,401	20,404	147,207	101,693	191,097

(1)	Interest payable under our variable rate loans is calculated using a variable interest rate at September 30, 2005 which is equal to 30-day LIBOR of 3.86% plus our spread over LIBOR which ranges between 85 basis points and 140 basis points.

     As a condition of the purchase and sale and as security for our guarantee, as discussed under the Off-Balance Sheet Arrangements section above, we provided to the title company at closing, irrevocable letters of credit, totaling $1.4 million, drawn on a financial institution and identifying the purchaser as beneficiary. One letter of credit totaling $1.0 million expired in 2003. The balance of the remaining letter of credit totaled $189,000 at September 30, 2005.
     On May 17, 2005, a letter of credit for $2.5 million was issued to a lender in lieu of establishing an escrow account. The letter of credit automatically renews each year and may be reduced upon meeting certain conditions.
     An additional Letter of Credit agreement was executed in connection with our loan assumption at Concord Airport Plaza. Concord Airport Plaza Associates, L.P., delivered letters of credit for $6.0 million and $590,000 issued from our revolving credit facility to Teachers Annuity Association of America. The letter of credit in the amount of $6.0 million was issued in lieu of a tenant improvement escrow account, automatically renews each year, and has annual increases of $727,000 per year until July 1, 2010 when it shall equal $9.6 million. The letter of credit in the amount of $590,000 was issued in lieu of a tax escrow account, automatically renews each year and may be increased to cover annual property tax payments.
     The outstanding balance of our letters of credit, which total $9.3 million in the aggregate, expire as noted in the table below.

	Commitment Expiration by Period
Other Commercial Commitments	Total Amounts
(in thousands)	Committed	2005	2006/2007	2008/2009	Thereafter
Standby letters of credit	$9,279	$63	$2,626	$—	$6,590
     In June 2004, we began construction on High Bluff Ridge at Del Mar, an office development project with approximately 158,000 net rentable square feet located in Del Mar, California. The anticipated investment for this project totals $48.1 million of which $38.9 million has been incurred as of September 30, 2005. We have signed leases for approximately 110,000 square feet, or 69.6% of the project. The building’s shell, core and parking facility were completed during this quarter, while tenant finishes are in process and leases are expected to commence in the last quarter of 2005.

     The merger agreement with Brandywine, dated as of October 3, 2005, provides that if we enter into a competing transaction, fail to call a shareholder meeting or our board of trustees withdraws or materially modifies its recommendation in favor of the merger, we would be obligated to pay Brandywine a $60.0 million termination fee. In the alternative, if the merger is not approved by our shareholders or we fail to comply with one of the obligations under the merger agreement and such failure causes the merger not to occur before April 1, 2006, we would be obligated to pay Brandywine an alternate fee of $12.5 million. In either case, we would also be required to reimburse Brandywine up to $6.0 million in fees.
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
     The following is a reconciliation of net income to funds from operations:

	Three Months Ended		Nine Months Ended
Funds from operations	September 30,		September 30,
( in thousands)	2005	2004	2005	2004
Net income	$64,813	$12,554	$86,334	$48,345
Adjustments:
Real estate depreciation and amortization(1)	26,160	24,368	76,612	71,135
Minority interests(2)	2,132	333	2,639	1,367
Minority interests share of depreciation and amortization	(1,664)	(1,181)	(4,673)	(3,305)
Pro rata share of joint venture depreciation and amortization	531	749	1,881	2,229
Gain on sale of real estate and interests in real estate partnerships	(65,756)	1,821	(65,773)	(9,586)

Funds from operations(3)	$26,216	$38,644	$97,020	$110,185

(1)	Includes real estate depreciation and amortization included in continuing operations and real estate depreciation and amortization included in discontinued operations.

(2)	Represents the minority interests applicable to the common unit holders of the operating partnership.

(3)	Impairment losses and debt defeasance related to real estate are not added back in our reconciliation of net income to funds from operations; therefore, for periods in which impairment losses or debt defeasance are recognized, funds from operations is negatively impacted. We recognized an impairment loss on our Corporetum assets of $10.2 million and a $68,000 loss on debt prepayment for the three and nine months ended September 30, 2005. In addition, we recognized an impairment loss on a mortgage loan of $500,000 and a loss on debt prepayment of $2.2 million during the nine months ended September 30, 2005. We recognized debt defeasance of $5.3 million during the nine months ended September 30, 2004.

     Funds from operations decreased by $12.4 million for the three months ended September 30, 2005 from the three months ended September 30, 2004, and decreased $13.2 million for the nine months ended September 30, 2005 from the nine months ended September 30, 2004 as a result of factors discussed in the analysis of operating results.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Our primary market risk is exposure to changes in interest rates as a result of our revolving credit facility and long-term debt. At September 30, 2005, we had total consolidated indebtedness outstanding of approximately $1.4 billion. Our interest rate risk objective is to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve this objective, we manage our exposure to fluctuations in market interest rates for our borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. In addition, we may enter into derivative financial instruments such as options, forwards, interest rate swaps, caps and floors to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable rate debt. We do not enter into derivative or interest rate transactions for speculative purposes. Approximately 59.7% of our outstanding consolidated debt was subject to fixed rates with a weighted average interest rate of 6.67% at September 30, 2005. Of the remaining $546.4 million, or 40.3%, representing our variable rate debt, $375.0 million was effectively locked at September 30, 2005 at an interest rate (before the spread over LIBOR) of 3.86% through our interest rate swap agreements. We regularly review interest rate exposure on our outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.
     The following table provides information about our financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. For debt obligations outstanding at September 30, 2005, the table presents principal cash flows and related weighted average interest rates for consolidated debt outstanding during the periods. For interest rate swaps, the table presents notional amounts expiring and weighted average interest rates for in-place swaps during the period. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on 30-day LIBOR of 3.86% at September 30, 2005 plus our contractual spread over LIBOR. The fair value of our fixed rate debt indicates the estimated principal amount of debt having similar debt service requirements, which could have been borrowed by us at September 30, 2005. The rate assumed in the fair value calculation of fixed rate debt is between 5.01% and 5.71%, representing our estimated borrowing rate for fixed rate debt instruments similar in term to those outstanding at September 30, 2005 (using U.S. Treasury Securities at September 30, 2005 plus a spread between 100 and 150 basis points). The fair value of our variable to fixed interest rate swaps indicates the estimated amount that we would receive had they been terminated at September 30, 2005. Exclusive of our interest rate swaps, if 30-day LIBOR increased 100 basis points, total interest expense would increase $5.5 million.

(dollars in thousands)	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
Liabilities
Long-Term Debt:
Fixed Rate	$1,792	$11,510	$194,086	$9,456	$64,646	$528,768	$810,258	$843,977
Average Interest Rate	6.67%	6.66%	6.40%	6.34%	6.27%	5.64%	—	—
Variable Rate	$—	$—	$54,662	$191,500	$190,700	$109,510	$546,372	$546,372
Average Interest Rate	4.96%	4.96%	4.95%	4.95%	5.03%	5.18%	—	—
Interest Rate Derivatives
Interest Rate Swaps:
Variable to Fixed	$—	$50,000	$75,000	$150,000	$80,000	$20,000	$375,000	$7,077
Average Pay Rate	3.86%	3.59%	3.66%	3.88%	3.77%	4.00%	—	—
Average Receive Rate	3.86%	3.86%	3.86%	3.86%	3.86%	3.86%	—	—
Item 4. Controls and Procedures
     As of September 30, 2005, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2005 that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
     There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
     We are not presently subject to any material litigation, other than ordinary routine litigation incidental to the business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Total Number of
			Shares Purchased as	Maximum Number of Shares that
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price Paid	Announced	Under the
Period	Shares Purchased(1)	per Share	Plans or Programs	Plans or Programs (2)
July 1, 2005 – July 31, 2005	902	$39.40	—	997,200

August 1, 2005 – August 31, 2005	—	$—	—	—

September 1, 2005 – September 30, 2005	—	$—	—	—

Total	902	$39.40	—	997,200

(1)	During July 2005, we purchased 902 of our common shares pursuant to our Key Employee Share Option Plan.

(2)	During 1998, our board of trustees authorized the repurchase of up to 2.0 million common shares in the open market or negotiated private transactions. On January 4, 2000, the board of trustees authorized a 1.5 million-share increase in the share repurchase program bringing the total authorization to 3.5 million common shares. On May 9, 2001, the board of trustees authorized an additional 1.0 million-share increase in the share repurchase program bringing the total authorization to 4.5 million shares. Since inception of the repurchase program, through September 30, 2005, we have purchased 3,502,800 common shares and pursuant to current authorization, we have the ability to repurchase an additional 997,200 in the future.

Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     None
Item 5. Other Information
     None

Item 6. Exhibits

2.1	Agreement and Plan of Merger, dated as of October 3, 2005, by and among Prentiss, Prentiss OP, Brandywine, Brandywine OP, Brandywine Cognac I, LLC and Brandywine Cognac II, LLC (incorporated by reference to Exhibit 2.1 of Brandywine’s Current Report on Form 8-K filed on October 4, 2005).

3.1	Amended and Restated Declaration of Trust of the Registrant (filed as Exhibit 3.1 to our Form 10-K, filed on March 15, 2004, File No. 001-14516).

3.2	Second Amended and Restated Bylaws of the Registrant. (filed as Exhibit 3.2 to our Quarterly Report on Form 10-Q, filed on September 30, 2004, File No. 001-14516 and incorporated by reference herein).

3.3	Articles Supplementary, dated February 17, 1998, Classifying and Designating a Series of Preferred Shares of Beneficial Interest as Junior Participating Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest, Series B, and Fixing Distribution and Other Preferences and Rights of Such Shares (filed as an Exhibit to our Registration Statement on Form 8-A, filed on February 17, 1998, File No. 000-23813 and incorporated by reference herein).

3.4	Articles Supplementary, dated June 25, 1998, Classifying and Designating a Series of Preferred Shares of Beneficial Interest as Series B Cumulative Redeemable Perpetual Preferred Shares of Beneficial Interest and Fixing Distribution and Other Preferences and Rights of Such Shares (filed as Exhibit 3.5 to our Form 10-Q, filed on August 12, 1998, File No. 001-14516).

3.5	Articles Supplementary, dated March 20, 2001 (filed as Exhibit 3.6 to our Form 10-K, filed March 27, 2001, File No. 001-14516, and incorporated by reference herein).

3.6	Articles Supplementary Classifying and Designating a Series of Preferred Shares of Beneficial Interest as Series D Cumulative Convertible Redeemable Preferred Shares of Beneficial Interest and Fixing Distribution and Other Preferences and Rights of such Shares, dated March 20, 2001 (filed as Exhibit 3.7 to our Form 10-K, filed March 27, 2001, File No. 001-14516, and incorporated by reference herein).

3.7	Articles Supplementary, dated January 4, 2002 (filed as Exhibit 3.7 to our Form 10-K, filed March 27, 2002, File No. 001-14516, and incorporated by reference herein).

3.8	Articles Supplementary, dated February 24, 2004, declassifying the Series B Cumulative Redeemable Perpetual Preferred Shares (filed as Exhibit 3.10 to our Form 10-K, filed on March 15, 2004, File No. 001-14516).

4.1	Form of Common Share Certificate (filed as Exhibit 4.1 to our Registration Statement on Amendment No. 1 of Form S-11, File No. 333-09863, and incorporated by reference herein).

4.2	Amended and Restated Rights Agreement, dated January 22, 2002, between Prentiss Properties Trust and EquiServe Trust Company, N.A., as Rights Agent (filed as Exhibit 1 to Amendment No. 2 to our Registration Statement on Form 8-A, filed on February 6, 2002, File No. 000-014516).

4.3	First Amendment dated June 26, 2002 to the Amended and Restated Rights Agreement between Prentiss Properties Trust and Equiserve Trust Company, N.A. as Rights Agent (filed as Exhibit 2 to Amendment No. 3 our Registration Statement on Form 8-A, filed on June 27, 2002. File No. 001-014516).

4.4	Second Amendment, dated October 21, 2003, to the Amended and Restated Rights Agreement between Prentiss Properties Trust and Equiserve Trust Company, N.A. as Rights Agent (filed as Exhibit 3 to Amendment No. 4 to our Registration Statement on Form 8-A, filed on January 26, 2004 File No. 001- 014516).

4.5	Third Amendment, dated February 14, 2005, to the Amended and Restated Rights Agreement between Prentiss Properties Trust and Equiserve Trust Company, N.A. as Rights Agent (filed as Exhibit 4 to Amendment No. 5 to our Registration Statement on Form 8-A, filed on February 16, 2005, File No. 001-014516 and incorporated by reference herein).

4.6	Fourth Amendment to the Amended and Restated Rights Agreement, dated October 3, 2005, between Prentiss and Computershare Shareholder Services, Inc. (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on October 4, 2005).

4.7	Form of Rights Certificate (included as Exhibit A to the Rights Agreement (Exhibit 4.2)).

4.8	Form of Series D Preferred Share Certificate (filed as Exhibit 4.4 to our Form 10-K, filed March 27, 2001, File No. 001-14516, and incorporated by reference herein).

10.1*	Third Amended and Restated Credit Agreement, dated as of July 26, 2005, by and among Prentiss Properties Acquisition Partners, L.P., JP Morgan Chase Bank, NA, Bank of America, NA, and the lenders named therein.

10.2*	Second Amended and Restated Credit Agreement, dated August, 3, 2005, by and among Prentiss Properties Acquisition Partners, L.P., EuroHypo AG, New York Branch, JP Morgan Chase Bank, N.A. and the lenders named therein.

10.3	Master Agreement, dated as of October 3, 2005, by and between Brandywine OP and Prudential (incorporated by reference to Exhibit 10.4 of Brandywine’s Current Report on Form 8-K filed on October 4, 2005).

10.4	Asset Purchase Agreement, dated as of October 3, 2005, between Prentiss and Prudential (incorporated by reference to Exhibit 10.5 of Brandywine’s Current Report on Form 8-K filed on October 4, 2005).

10.5	Registration Rights Agreement, dated October 3, by and between Brandywine, Brandywine OP and Michael V. Prentiss (incorporated by reference to Exhibit 10.6 of Brandywine’s Current Report on Form 8-K filed on October 4, 2005).

10.6	Voting Agreement, dated as of October 3, 2005, by and among Brandywine, Brandywine OP and Michael V. Prentiss (incorporated by reference to Exhibit 10.2 of Brandywine’s Current Report on Form 8-K filed on October 4, 2005).

10.7	Voting Agreement, dated as of October 3, 2005, by and among Brandywine, Brandywine OP and Thomas F. August (incorporated by reference to Exhibit 10.3 of Brandywine’s Current Report on Form 8-K filed on October 4, 2005).

10.8+	First Amendment to Third Amended and Restated Employment Agreement of Michael V. Prentiss, dated October 3, 2005 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on October 4, 2005).

10.9+	First Amendment to Amended and Restated Employment Agreement of Thomas F. August, dated October 3, 2005 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on October 4, 2005).

10.10+	Prentiss Change in Control Severance Protection Plan for Key Employees (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on October 4, 2005).

10.11+	Prentiss Change in Control Severance Protection Plan for Hourly and Salaried Non-Officer Employees (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on October 4, 2005).

10.12	Option Agreement, dated October 3, 2005, by and between Michael V. Prentiss and Prentiss Properties Continental, L.L.C. (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on October 4, 2005).

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

+	Management contract or compensation plan, contract or arrangement.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRENTISS PROPERTIES TRUST

Date: November 7, 2005	By:	/s/ Scott W. Fordham

Scott W. Fordham Senior Vice President and Chief Accounting Officer (Principal Accounting Officer and Duly Authorized Officer of the Company)